Form 10-Q
period 1996-03-31
ST MARY LAND & EXPLORATION CO
filed 1996-07-05
CIK 893538

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 1996




                         Commission File Number 0-20872

                       ST. MARY LAND & EXPLORATION COMPANY
             (Exact name of Registrant as specified in its charter)


             Delaware                                 41-0518430
      (State or other Jurisdiction
    of incorporation or organization)    (I.R.S. Employer Identification No.)


             1776 Lincoln Street, Suite 1100, Denver, Colorado 80203
               (Address of principal executive offices) (Zip Code)

                                   (303) 861-8140
              (Registrant's telephone number, including area code)




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes [ x ]     No [   ]


Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date.


As of May 3, 1996, the registrant had 8,759,243 shares of Common Stock, $.01 par value, outstanding.

                           ST. MARY LAND & EXPLORATION
                           ---------------------------


                                      INDEX
                                      -----


Part I.         FINANCIAL INFORMATION                                      PAGE

                Item 1.         Financial Statements

                                Consolidated Balance
                                Sheets - March 31, 1996 and
                                December 31, 1995  .......................    3

                                Consolidated Statements of
                                Income - Three Months Ended
                                March 31, 1996 and 1995  .................    4

                                Consolidated Statements of
                                Cash Flows - Three Months Ended
                                March 31, 1996 and 1995  .................    5

                Item 2.         Management's  Discussion and Analysis
                                of Financial Condition and Results
                                of Operations  ...........................    9


Part II         OTHER INFORMATION

                Item 4.         Submission of Matters to a Vote
                                of Security Holders  .....................   15

                Item 6.         Exhibits and Reports on Form 8-K  ........   15

                                        ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS
                                                (in thousands, except share amounts)

                                                            ASSETS                   March 31,          December 31,
                                                                                 -------------------------------------
                                                                                       1996                 1995
                                                                                 ----------------      ---------------
Current assets:
   Cash and cash equivalents                                                     $         3,879       $        1,723
   Accounts receivable                                                                    14,003                8,068
   Prepaid expenses                                                                          910                  850
   Refundable income taxes                                                                   176                  176
                                                                                 ----------------      ---------------
          Total current assets                                                            18,968               10,817
                                                                                 ----------------      ---------------

Property and equipment (successful efforts method), at cost:
   Proved oil and gas properties                                                         168,922              165,750
   Unproved oil and gas properties, net of impairment allowance of
        $2,245 in 1996 and 1995                                                           12,356               11,752
   Other                                                                                   3,275                2,535
                                                                                 ----------------      ---------------
                                                                                         184,553              180,037
   Less accumulated depletion, depreciation, amortization and impairment                (111,723)            (108,392)
                                                                                 ----------------      ---------------
                                                                                          72,830               71,645
                                                                                 ----------------      ---------------
Other assets:
   Investment in Russian joint venture                                                     4,391                4,140
   Investment in Summo Minerals Corporation                                                4,756                4,842
   Other assets                                                                            3,547                4,682
                                                                                 ----------------      ---------------
                                                                                          12,694               13,664
                                                                                 ----------------      ---------------
                                                                                 $       104,492       $       96,126
                                                                                 ================      ===============

                                                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                              $        13,817       $        7,715
                                                                                 ----------------      ---------------

Long-term liabilities:
   Long-term debt                                                                         21,352               19,602
   Deferred income taxes                                                                   1,141                1,228
   Stock appreciation rights                                                               1,514                1,178
   Other noncurrent liabilities                                                              213                  121
                                                                                 ----------------      ---------------
                                                                                          24,220               22,129
                                                                                 ----------------      ---------------
Commitments and contingencies

Stockholders' equity:
   Common stock, $.01 par value: authorized  - 15,000,000 shares;
        issued and outstanding -  8,761,815 shares in 1996 and
        8,761,855  shares in 1995                                                             88                   88
   Additional paid-in capital                                                             15,835               15,835
   Retained earnings                                                                      50,496               50,378
   Unrealized gain on marketable equity securities-available for sale                         69                   15
   Treasury stock  -  2,572 shares, at cost                                                  (34)                 (34)
                                                                                 ----------------      ---------------
          Total stockholders' equity                                                      66,455               66,282
                                                                                 ----------------      ---------------
                                                                                 $       104,492       $       96,126
                                                                                 ================      ===============

                                             The accompanying notes are an integral part
                                             of these consolidated financial statements.

                                        ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                                                  CONSOLIDATED STATEMENTS OF INCOME
                                              (in thousands, except per share amounts)

                                                                                     Three months ended
                                                                                         March 31,
                                                                              -------------------------------
                                                                                  1996               1995
                                                                              ------------       ------------
Operating revenues:
   Oil and gas production                                                     $    11,408       $      8,621
   Gain (loss) on sale of proved properties                                           -                1,150
   Gas contract settlements and other revenues                                         22                263
                                                                              ------------       ------------
          Total operating revenues                                                 11,430             10,034
                                                                              ------------       ------------

Operating expenses:
   Oil and gas production                                                           2,956              2,389
   Depletion, depreciation and amortization                                         2,927              2,569
   Impairment of proved properties                                                    -                  443
   Exploration                                                                      2,537              1,107
   Abandonment and impairment of unproved properties                                  250                238
   General and administrative                                                       2,084              1,675
   Gas contract disputes and other                                                     77                 67
   Income from equity investees                                                      (111)                70
                                                                              ------------       ------------
          Total operating expenses                                                 10,720              8,558
                                                                              ------------       ------------

Income from operations                                                                710              1,476

Nonoperating income and (expense):
   Interest income                                                                     57                 76
   Interest expense                                                                  (320)              (226)
                                                                              ------------       ------------

Income from continuing operations before income taxes                                 447              1,326
Income tax expense                                                                    (57)               (70)
                                                                              ------------       ------------

Income from continuing operations                                                     390              1,256
Gain on sale of discontinued operations, net of income taxes                           78                -
                                                                              ------------       ------------

Net income                                                                    $       468        $     1,256
                                                                              ============       ============

Net income per common share:
   Income from continuing operations                                          $       .04        $       .14
   Gain on sale of discontinued operations                                            .01                -
                                                                              ------------       ------------
Net income per share                                                          $       .05        $       .14
                                                                              ============       ============

Weighted average common shares outstanding                                          8,759              8,762
                                                                              ============       ============


                                             The accompanying notes are an integral part
                                             of these consolidated financial statements.

                                        ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (in thousands)



                                                                 For the three months ended March 31,
                                                                ----------------------------------------
                                                                     1996                    1995
                                                                ----------------       -----------------
Cash flows from operating activities:
  Cash received from oil and gas operations                     $         9,091        $          7,841
  Cash paid for oil and gas operations,
   including general and administrative expenses                         (3,741)                 (2,791)
  Exploration expenses                                                   (1,830)                 (1,042)
  Interest and other receipts                                               (35)                    234
  Interest paid                                                            (163)                   (148)
  Income taxes paid                                                          (1)                    (17)
                                                                ----------------       -----------------
   Net cash provided by operating activities                              3,321                   4,077
                                                                ----------------       -----------------

Cash flows from investing activities:
  Proceeds from sale of oil and gas properties                               13                   2,098
  Capital expenditures, including dry hole costs                         (6,148)                 (3,547)
  Acquisition of oil and gas properties                                     -                    (6,189)
  Investment in St. Mary Operating Company                                1,750                     -
  Investment in Summo Minerals Corporation                                  -                    (1,977)
  Other                                                                   1,821                       9
                                                                ----------------       -----------------
   Net cash used by investing activities                                 (2,564)                 (9,606)
                                                                ----------------       -----------------

Cash flows from financing activities:
  Proceeds from long-term debt                                            2,300                   1,880
  Repayment of long-term debt                                              (550)                   (517)
  Dividends paid                                                           (350)                   (350)
  Purchase of treasury and common stock                                      (1)                    (39)
                                                                ----------------       -----------------
   Net cash provided by financing activities                              1,399                     974
                                                                ----------------       -----------------

Net increase (decrease) in cash and cash equivalents                      2,156                  (4,555)
Cash and cash equivalents at beginning of period                          1,723                   9,976
                                                                ----------------       -----------------

Cash and cash equivalents at end of period                      $         3,879        $          5,421
                                                                ================       =================




                                             The accompanying notes are an integral part
                                             of these consolidated financial statements.

                                        ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                                           (in thousands)




                                                                                    For the three months ended March 31,
                                                                                  -----------------------------------------
                                                                                       1996                      1995
                                                                                  ---------------           ---------------
Reconciliation of net income to net cash provided by operating activities:
  Net income                                                                      $          468            $        1,256
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depletion, depreciation and amortization                                               2,927                     2,569
    Impairment of proved properties                                                          -                         443
    Loss in equity investees                                                                (111)                      -
    Gain on sale of oil and gas properties                                                   -                      (1,150)
    Dry hole costs                                                                           692                       300
    Abandonment and impairment of unproved properties                                        250                       238
    Deferred income taxes                                                                    (49)                     (110)
    Other                                                                                    (19)                       79
                                                                                  ---------------           ---------------
                                                                                           4,158                     3,625
  Changes in assets and liabilities:
    Accounts receivable                                                                   (1,402)                      552
    Refundable income taxes                                                                  -                         (83)
    Accounts payable and accrued expenses                                                    603                      (180)
    Deferred income taxes                                                                    (38)                      163
                                                                                  ---------------           ---------------
  Net cash provided by operating activities                                       $        3,321            $        4,077
                                                                                  ===============           ===============

  Supplemental schedule of noncash investing and financing activities:

     In March 1996, the Company  acquired an additional  35%  shareholder  interest in St. Mary  Operating  Company for $234,000 and assumed net liabilities of $339,000.












                                             The accompanying notes are an integral part
                                             of these consolidated financial statements.


              ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of St. Mary Land & Exploration Company and Subsidiaries (the Company) for the year ended December 31, 1995. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in Form 10-K for the year ended December 31, 1995. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Form 10-K.

Note 2 - Investments

In March 1996, the Company completed its purchase of the Anderman Group stock of St. Mary Operating Company ("SMOC") at book value. The purchase increased the Company's ownership in SMOC from 65% to 100%. Through March 31, 1996 the Company accounted for its investment in SMOC using the equity method of accounting.

The Company accounts for its investment in the Russian joint venture using the equity method of accounting. For the three months ended March 31, 1996, the Company has recorded a gain of $197,000 as its equity in income from the Russia joint venture.

Note 3 - Contingencies

During 1995, the Company and other unrelated parties were named as defendants in a class action suit filed in Oklahoma seeking payment of royalties on amounts received in prior gas contract settlements. While the Company's leases state that royalties are paid only on oil and gas produced and sold, the end result of any litigation seeking royalty payments on amounts received in oil and gas settlements cannot be known in advance, and it is possible that a judgment adverse to the Company could result even though gas was not produced and sold. Management believes its position is legally correct and plans a vigorous defense of this suit. In the event of adverse judgment, however, management believes the maximum exposure of the Company in this litigation, exclusive of interest, if any, would be approximately $4.5 million. The Company has no material exposure to claims for such payments outside of Oklahoma.

              ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES

The Company is also aware that, in two appellate proceedings in which the Company is not involved, the Oklahoma Supreme Court has been asked to address issues regarding the entitlement of lessors to royalty payments on amounts received by oil and gas working interest owners as a result of gas contract claims. While the Company believes that royalties are not owed until oil and gas is produced and sold, the decision of the Oklahoma Supreme Court cannot be known in advance and it is possible that the ruling will establish a right of royalty owners to payment. Such a ruling could adversely affect the Company's position in the royalty litigation described above.

Note 4 - Income Taxes

Federal income tax expense differs the amount that would be provided by applying the statutory U.S. Federal income tax rate to income before income taxes primarily due to the utilization of capital loss carryovers, Section 29 tax credits and percentage depletion.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW

    The Company receives significant royalty income from its Louisiana fee lands. Revenues from the fee lands were $1.4 for the first quarter 1996 compared to $1.2 million for the first quarter 1995. Management anticipates lower revenue from the Louisiana fee lands in future years unless the lessees continue infill drilling, recompletions and further exploration and development to offset the normal production decline of producing properties. Texaco, Vastar and Oryx have notified the Company of several geologic objectives they intend to test in 1996 as a result of their 3-D seismic surveys.

    Included in the 1996 results are the operations of several acquisitions made during the past few years as well as an increased ownership in Panterra Petroleum ("Panterra"). On February 1, 1994, Panterra acquired the Williston Basin assets of J.L. Cox for $2.7 million. Since the Company funded 100% of the purchase price, it earned an increased percentage of all partnership assets. With the purchase of an additional interest from a Panterra partner at year-end 1994, the Company increased its ownership to 74% of the partnership. In April 1994, the Company acquired interests in Oklahoma from Exxon for $2.3 million and in April 1995, the Company acquired interests in Louisiana from Pennzoil for $1.5 million. The Company closed an acquisition of additional Louisiana properties in July 1995 from Kelley Oil Corporation for $2.2 million. In December 1995, the Company acquired two different interests in the Box Church Field located in Texas for $2.2 million.

    The Company entered into several long-term take-or-pay gas sales contracts in the late 1970s and early 1980s at prices substantially above current market prices. When the purchasers failed to take the volumes required by the contracts and began paying lower market prices, the Company commenced legal proceedings against the purchasers. The Company settled these claims out of court, receiving lump-sum payments as compensation for all prior claims and remaining contract values. The Company has no future obligation to deliver gas to these purchasers. The Company settled the last remaining disputes in 1994 for $5.7 million. As a result of the purchasers' failure to take the required gas, the Company was underproduced approximately 1.9 BCF relative to other working interest owners at March 31, 1996. With all disputes now settled, the Company is selling additional gas and beginning to reduce this imbalance.

    The Company's revenue from gas sales has been seasonal in the past. In warmer weather, the demand for and production of gas generally decline. As a result of deregulation of the transmission business and increased storage availability, the Company's gas sales do not necessarily follow the prior seasonal pattern.

    The Company follows the "successful efforts" method of accounting for its oil and gas properties. Under this method, all property acquisition costs and costs of exploratory and development wells are capitalized when incurred, pending determination of whether the well has proved reserves. If an exploratory well does not have proved reserves, the costs of drilling the well are charged to expense. The costs of development wells are capitalized, whether productive or nonproductive. Exploratory geological and geophysical costs and the costs of carrying and retaining undeveloped properties are expensed as incurred. An impairment allowance is provided to the extent that capitalized costs of unproved properties, on a property-by-property basis, are considered to be not realizable. Prior to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 121 effective October 1, 1995, the net capitalized costs of proved oil and gas properties were limited to the aggregate undiscounted, after-tax, future net revenues determined on a property-by-property basis (the "ceiling test").

    In March 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which addresses the impairment of proved oil and gas properties. The SFAS No. 121 impairment test compares the expected undiscounted future net revenues from each producing field with the related net capitalized costs at the end of each period. When the net capitalized costs exceed the undiscounted future net revenues, the cost of the property is written down to "fair value" using the discounted future net revenues for the producing field. The Company adopted SFAS No. 121 as of October 1, 1995 and recorded an additional impairment charge for proved properties of $1 million in the fourth quarter of 1995. In October 1995, the FASB issued SFAS No. 123 "Accounting for Stock-Based Compensation." This standard establishes a fair value method of accounting for stock-based compensation plans either through recognition or disclosure. The Company will adopt this standard in 1996 through compliance with the disclosure requirements set forth in SFAS No. 123. The Company does not believe the adoption of this standard will have a material impact on the financial position or results of operations of the Company.

RESULTS OF OPERATIONS

The following table sets forth selected operating and financial information for the Company:

                                            Three Months Ended March 31,
                                               1996               1995
                                               ----               ----
                                          (In thousands, except BOE data)
Oil and gas production
 revenues:
  Working interests                          $10,012            $ 7,427
  Louisiana royalties                          1,396              1,194
                                               -----              -----
   Total                                     $11,408            $ 8,621
                                             =======            =======

Production:
  Oil (Bbls)                                     261                243
  Gas (Mcf)                                    3,318              3,346
                                               -----              -----
  BOE equivalent (6:1)                           814                801
                                                 ===                ===

Prices:
  Oil                                        $ 17.48            $ 16.83
  Gas                                           2.07               1.35

Oil and gas production costs:
  Lease operating expense                    $ 2,114            $ 1,675
  Production taxes                               842                714
                                                 ---                ---
   Total                                     $ 2,956            $ 2,389
                                             =======            =======

Statistics per BOE equivalent (6:1)
  Sales price                                $ 14.01            $ 10.76
  Lease operating expense                       2.60               2.09
  Production taxes                              1.03                .89
                                                ----                ---
    Operating margin                         $ 10.38            $  7.78
  Depreciation, depletion and amortization      3.60               3.21
  Impairment of producing properties             -                  .55
  General and administrative                    2.56               2.09

    Oil and Gas Production Revenues. Oil and gas production revenue increased $2.8 million, or 32% to $11.4 million for the first quarter 1996 compared to $8.6 million in 1995. Oil production volumes increased 7% while gas production declined 1% for the first quarter 1996 compared to the 1995 period. The Company experienced some production loss due to freezing during the first quarter of 1996. Average net daily production was 8,945 BOE for the first quarter 1996 compared to 8,900 BOE in 1995. This production increase resulted from new properties acquired and drilled during the past year. The average oil price for the first quarter 1996 increased 4% to $17.48 per barrel, while gas prices increased 53% to $2.07 per Mcf, from their respective 1995 levels. The Company has hedged approximately 56% of its 1996 production at an average $18.47 NYMEX price. The Company realized a $50,000 decrease in oil revenue or $.19 per barrel for 1996 on these contracts compared to a $29,000 decrease or $.12 per barrel in 1995. The Company has also hedged 21% of its 1996 gas production at an average NYMEX price of $1.93. The Company realized a $464,000 decrease in gas revenues or $.14 per MCF for 1996 from these hedge contracts compared to a $18,000 increase in 1995.

    Oil and Gas Production Costs. Oil and gas production costs consist of lease operating expense and production taxes. Total production costs increased
$567,000, or 24% to $3.0 million in the first quarter 1996 compared to $2.4 million in 1995. The lease operating expense per BOE increased 24% to $2.60 for the first quarter 1996 compared with $2.09 for 1995 due to increased workover expense and higher operating costs on properties acquired.

    Depreciation, Depletion, Amortization and Impairment. Depreciation, depletion and amortization ("DD&A") increased 14% to $2.9 million for the first quarter 1996 compared with $2.6 million in 1995 because of increased production from reserve acquisitions and new wells drilled. DD&A per BOE was $3.60 in the first quarter 1996 compared to $3.21 in 1995. There was no expense for impairment of producing oil and gas properties in the first quarter 1996 compared to $443,000 in 1995 for several high cost marginal wells.

    Abandonment and impairment expenses for unproved properties increased slightly to $250,000 in the first quarter 1996 compared with $238,000 in 1995.

    Exploration. Exploration expense increased $1.4 million to $2.5 million in the first quarter 1996 compared to $1.1 million in 1995 because of increased geophysical costs for 3-D seismic programs and higher exploratory dry hole costs.

    General and Administrative. General and administrative expenses increased 24% to $2.1 million in the first quarter 1996 compared to $1.7 million in 1995 because of compensation expense associated with the Company's stock appreciation rights, the cash bonus plan and higher professional fees.

    Legal disputes and other consist of legal expenses in connection with gas contract disputes and the Company's mining activities. This expense increased slightly to $77,000 in the first quarter 1996 compared to $67,000 in 1995.

    Non-Operating Income and Expense. Net interest expense increased $113,000 to $263,000 in the first quarter 1996 compared to $150,000 of net interest income in 1995 as a result of higher debt levels.

    Income Taxes. The effective rate for the first quarter 1996 increased to 13% compared to 5% in 1995 because a capital loss carryover was utilized in the first quarter 1995. Section 29 tax credits and percentage depletion reduced statutory rates for both periods.

    Net Income. Net income for the first quarter 1996 declined $788,000 to $468,000 compared to $1.3 million in 1995. This decline resulted from the $1.2 million gain on sale of three producing wells in 1995 with no comparable gain from sale of properties in 1996. This $1.2 million decline was partially offset by higher operating income resulting from higher product prices and resulting production revenue partially offset by increased operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary sources of liquidity are the cash provided by operating activities and debt financing. The Company's cash needs are for the acquisition, exploration and development of oil and gas properties, debt obligations, payment of trade payables and payment of dividends to stockholders. The Company generally finances its exploration and development programs from internally generated cash flow and continually reviews its capital expenditure budget based on changes in cash flow and other factors.

    Cash Flow. The Company's net cash provided by operating activities decreased 19% to $3.3 million in the first quarter 1996 compared to $4.1 million in 1995. A $1.3 million increase in oil and gas sales was offset by a $950,000 increase in oil and gas operating expense and a $788,000 increase in exploration costs.

     Net cash used in investing activities decreased 73% to $2.6 million in the first quarter 1996 compared with $9.6 million in 1995 due to a $3.6 million decline in capital expenditures and acquisitions and the cash received with the acquisition of St. Mary Operating Company. Total capital expenditures in the first quarter 1996 increased $2.6 million to $6.1 million compared to $3.5 million in 1995 due to increased drilling activity. There were no acquisitions in the first quarter 1996 compared to $6.2 million in 1995 for the Ward Estes top lease and the additional interest acquired in Panterra. The Company invested $2.0 million in Summo Minerals Corporation during the first quarter of 1995.

    Net cash provided by financing activities was $1.4 million in the first quarter 1996 compared to $1.0 million in 1994. The Company borrowed funds in 1996 and 1995 for its capital expenditure programs and its 1995 mining investment.

    The Company had $3.9 million in cash and cash equivalents and working capital of $5.2 million as of March 31, 1996 compared to $1.7 million of cash and cash equivalents and working capital of $3.1 million at December 31, 1995. This increase resulted from the purchase of the remaining stock of St. Mary Operating Company.

    Credit Facility. On April 1, 1995, the Company extended its credit facility with two banks to provide a $30 million secured three-year revolving loan which thereafter converts at the Company's option to a five-year amortizing loan. The amount which may be borrowed from time to time will depend upon the value of the Company's oil and gas properties and other assets. The Company's borrowing base is currently $30 million and will be redetermined semi-annually. The Company reduced this commitment until the next redetermination in 1996 to $25 million, of which $10.6 million was outstanding at March 31, 1996. When the debt to capitalization ratio is less than 30%, the loans accrue interest at the Company's option of either the banks' prime rate or LIBOR plus 1/2% and 3/4% for the revolving and term loans, respectively. The interest rate increases as the Company's debt to capitalization ratio increases. The loan under the credit facility is collateralized by substantially all of the Company's domestic oil and gas properties. The credit facility provides for, among other things, covenants limiting additional recourse indebtedness of the Company and payment of dividends if the loan is in default or borrowings exceed the applicable borrowing base.

    Panterra, in which the Company has a 74% ownership, also has a credit facility with an $18.5 million borrowing base and $14.5 million outstanding as of March 31, 1996. The partnership intends to use the available credit to fund a portion of the 1996 capital expenditures.

    Outlook. The Company believes that its existing capital resources, cash flow from operations and available borrowings are sufficient to meet its anticipated capital and operating requirements for 1996.

    For 1996, the Company anticipates spending approximately $44 million for capital and exploration expenditures with $13 million allocated for domestic acquisitions, $26 million for low to moderate risk domestic exploration and development and $5 million for large target, higher risk domestic exploration and development.

    The Company and the Anderman Group, through subsidiaries, are involved in a joint venture with Chernogorneft Oil and Gas Enterprise, a local Russian oil producing enterprise, to develop the Chernogorskoye Field in western Siberia. The joint venture has obtained bank credit commitments from the European Bank for Reconstruction and Development and the Overseas Private Investment Corporation which are non-recourse to the Company. The joint venture has received $42.5 million from loan advances through March 31, 1996 and anticipates the committed balance of $10 million to be funded later in 1996. Through March 31, 1996, the Company had expended approximately $7.6 million on the Russian project of which $4.4 million has been capitalized as an investment in the venture. With the completion of bank funding commitments, the Company anticipates that most of its future share of expenditures for the project will be funded from cash flow generated by the project and non-recourse bank financing. Because substantially all of the revenues from the Russian joint venture will be applied initially to development of the Chernogorskoye Field and repayment of associated bank debt, the Company does not anticipate receiving significant cash flow from the Russian joint venture for approximately five years. At December 31, 1995, the undiscounted future net revenues attributable to the Company's share of the Russian joint venture's proved reserves was $36.6 million (after debt repayment). The Russian joint venture is now a fully operational project with financing commitments and a reasonable tax structure. Because the Company's plans are to concentrate its expenditures on domestic projects, combined with the always present uncertainty of regulatory and other aspects of the Russian project, the Company is currently considering the sale of its interest in the Russian joint venture if such a sale can be made at a price substantially in excess of the Company's expenditures to date for the project.

    During 1995, the Company and other unrelated parties were named as defendants in a class action suit filed in Oklahoma seeking payment of royalties on amounts received in prior gas contract settlements. While the Company's leases state that royalties are paid only on oil and gas produced and sold, the end result of any litigation seeking royalty payments on amounts received in oil and gas settlements cannot be known in advance, and it is possible that a judgment adverse to the Company could result even though gas was not produced and sold. Management believes its position is legally correct and plans a vigorous defense of this suit. In the event of adverse judgment, however, management believes the maximum exposure of the Company in this litigation, exclusive of interest, if any, would be approximately $4.5 million. The Company has no material exposure to claims for such payments outside of Oklahoma.

    The Company is also aware that, in two appellate proceedings in which the Company is not involved, the Oklahoma Supreme Court has been asked to address issues regarding the entitlement of lessors to royalty payments on amounts received by oil and gas working interest owners as a result of gas contract claims. While the Company believes that royalties are not owed until oil and gas is produced and sold, the decision of the Oklahoma Supreme Court cannot be known in advance and it is possible that the ruling will establish a right of royalty owners to payment. Such a ruling could adversely affect the Company's position in the royalty litigation described above.

    The amount and allocation of future capital and exploration expenditures will depend upon a number of factors including the number of available acquisition opportunities, the Company's ability to assimilate such acquisitions, the impact of oil and gas prices on investment opportunities, the availability of capital and the success of its exploratory activity which could lead to funding requirements for further development.

EFFECTS OF INFLATION AND CHANGING PRICES

The Company's results of operations and cash flow are affected by changing oil and gas prices. Within the United States, inflation has had a minimal effect on the Company. The Company's foreign operations may be adversely affected by inflation in Russia and other countries. The Company cannot predict the extent of any such effect. If oil and gas prices increase, there could be a corresponding increase in the cost to the Company for drilling and related services as well as an increase in revenues.

                                                     PART II. OTHER INFORMATION

Item 4.         Submission of matters to a Vote of Security Holders

                There were no matters submitted to a vote of shareholders.

Item 6.         Exhibits and Reports on Form 8-K

                (a)     There are no exhibits filed as part of this report.

                (b) There were no reports on Form 8-K filed during the quarter ended March 31, 1996

                                                             SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   St. Mary Land & Exploration Company


May 3, 1996                        By   /s/  MARK A. HELLERSTEIN
                                        ------------------------
                                        Mark A. Hellerstein
                                        President and Chief Executive Officer


May 3, 1996                        By   /s/  RICHARD C. NORRIS
                                        ----------------------
                                        Richard C. Norris
                                        Vice President - Accounting and
                                        Administration and Chief Accounting
                                        Officer