Form 10-Q
period 1996-06-30
ST MARY LAND & EXPLORATION CO
filed 1996-08-14
CIK 893538

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 1996




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


As of August 12, 1996, the registrant had 8,759,214 shares of Common Stock, $.01 par value, outstanding.

                           ST. MARY LAND & EXPLORATION


                                      INDEX


Part I.         FINANCIAL INFORMATION                                  PAGE

                Item 1.         Financial Statements

                                Consolidated Balance
                                Sheets - June 30, 1996 and
                                December 31, 1995  .................    3

                                Consolidated Statements of
                                Income - Six Months Ended
                                June 30, 1996 and 1995  ............    4

                                Consolidated Statements of
                                Cash Flows - Six Months Ended
                                June 30, 1996 and 1995  ............    5

                Item 2.         Management's Discussion and Analysis
                                of Financial Condition and Results
                                of Operations  ......................   9


Part II         OTHER INFORMATION

                Item 4.         Submission of Matters to a Vote
                                of Security Holders  ................  15

                Item 6.         Exhibits and Reports on Form 8-K  ...  15

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                         ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                                                      CONSOLIDATED BALANCE SHEETS
                                                 (In thousands, except share amounts)

                                                             ASSETS                   June 30,          December 31,
                                                                                 -------------------------------------
                                                                                        1996                1995
                                                                                 ----------------   ------------------
Current assets:
   Cash and cash equivalents                                                     $         5,791    $           1,723
   Accounts receivable                                                                    15,268                8,068
   Prepaid expenses                                                                        1,431                  850
   Refundable income taxes                                                                    65                  176
                                                                                 ----------------      ---------------
          Total current assets                                                            22,555               10,817
                                                                                 ----------------      ---------------

Property and equipment (successful efforts method), at cost:
   Proved oil and gas properties                                                         185,078              165,750
   Unproved oil and gas properties, net                                                   14,533               11,752
   Other                                                                                   3,318                2,535
                                                                                 ----------------      ---------------
                                                                                         202,929              180,037
   Less accumulated depletion, depreciation, amortization and impairment                (114,329)            (108,392)
                                                                                 ----------------      ---------------
                                                                                          88,600               71,645
                                                                                 ----------------      ---------------
Other assets:
   Investment in Russian joint venture                                                     4,607                4,140
   Investment in Summo Minerals Corporation                                                4,616                4,842
   Other assets                                                                            3,829                4,682
                                                                                 ----------------      ---------------
                                                                                          13,052               13,664
                                                                                 ----------------      ---------------
                                                                                 $       124,207       $       96,126
                                                                                 ================      ===============

                                                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                              $        15,834       $        7,715
                                                                                 ----------------      ---------------

Long-term liabilities:
   Long-term debt                                                                         35,573               19,602
   Deferred income taxes                                                                   2,251                1,228
   Stock appreciation rights                                                               1,799                1,178
   Other noncurrent liabilities                                                              282                  121
                                                                                 ----------------      ---------------
                                                                                          39,905               22,129
                                                                                 ----------------      ---------------
Commitments and contingencies

Stockholders' equity:
   Common stock, $.01 par value: authorized  - 15,000,000 shares;
        issued and outstanding -  8,759,214 shares in 1996 and
        8,761,855  shares in 1995                                                             85                   88
   Additional paid-in capital                                                             15,803               15,835
   Retained earnings                                                                      52,524               50,378
   Unrealized gain on marketable equity securities-available for sale                         56                   15
   Treasury stock  -  2,572 shares, at cost                                                  -                    (34)
                                                                                 ----------------      ---------------
          Total stockholders' equity                                                      68,468               66,282
                                                                                 ----------------      ---------------
                                                                                 $       124,207       $       96,126
                                                                                 ================      ===============

                                             The accompanying notes are an integral part
                                             of these consolidated financial statements.

                                         ST. MARY LAND & EXPORATION COMPANY AND SUBSIDIARIES
                                                   CONSOLIDATED STATEMENTS OF INCOME
                                               (In thousands, except per share amounts)

                                                                        Three months ended                   Six months ended
                                                                             June 30,                            June 30,
                                                                  --------------------------------     -----------------------------
                                                                       1996               1995             1996             1995
                                                                  -------------      -------------     ------------     ------------
Operating revenues:
   Oil and gas production                                         $     13,337       $      8,931      $    24,745      $    17,552
   Gain (loss) on sale of proved properties                                -                  -                -              1,150
   Gas contract settlements and other revenues                             263                 94              285              357
                                                                  -------------      -------------     ------------     ------------
          Total operating revenues                                      13,600              9,025           25,030           19,059
                                                                  -------------      -------------     ------------     ------------

Operating expenses:
   Oil and gas production                                                2,970              2,564            5,926            4,953
   Depletion, depreciation and amortization                              2,947              2,417            5,874            4,986
   Impairment of proved properties                                         -                1,219              -              1,662
   Exploration                                                           1,792              1,102            4,329            2,208
   Abandonment and impairment of unproved properties                       299                319              549              557
   General and administrative                                            1,596                981            3,680            2,656
   Gas contract disputes and other                                          16                 62               93              129
   Loss in equity investees                                                112                147                1              218
                                                                  -------------      -------------     ------------     ------------
          Total operating expenses                                       9,732              8,811           20,452           17,369
                                                                  -------------      -------------     ------------     ------------

Income from operations                                                   3,868                214            4,578            1,690

Nonoperating income and (expense):
   Interest income                                                         110                 98              167              174
   Interest expense                                                       (520)              (250)            (840)            (476)
                                                                  -------------      -------------     ------------     ------------

Income from continuing operations before income taxes                    3,458                 62            3,905            1,388
Income tax expense                                                      (1,160)               (11)          (1,217)             (81)
                                                                  -------------      -------------     ------------     ------------

Income from continuing operations                                        2,298                 51            2,688            1,307
Gain on sale of discontinued operations, net of income taxes                81                231              159              231
                                                                  -------------      -------------     ------------     ------------

Net income                                                        $      2,379       $        282      $     2,847      $     1,538
                                                                  =============      =============     ============     ============

Net income per common share:
   Income from continuing operations                              $        .27       $        -        $       .31      $       .15
   Gain on sale of discontinued operations                                 .01                .03              .02              .03
                                                                  -------------      -------------     ------------     ------------
Net income per share                                              $        .28       $        .03      $       .33      $       .18
                                                                  =============      =============     ============     ============

Weighted average common shares outstanding                               8,759              8,760            8,759            8,761
                                                                  =============      =============     ============     ============


                                            The accompanying notes are an integral part
                                            of these consolidated financial statements.

                                 ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (In thousands)



                                                                   For the six months ended June 30,
                                                                ----------------------------------------
                                                                     1996                    1995
                                                                ----------------       -----------------
Cash flows from operating activities:
  Cash received from oil and gas operations                     $        19,854        $         15,990
  Cash paid for oil and gas operations,
   including general and administrative expenses                         (6,137)                 (5,971)
  Exploration expenses                                                   (3,118)                 (1,838)
  Interest and other receipts                                               259                     328
  Interest paid                                                            (545)                   (310)
  Income taxes paid                                                         159                    (295)
                                                                ----------------       -----------------
   Net cash provided by operating activities                             10,472                   7,904
                                                                ----------------       -----------------

Cash flows from investing activities:
  Proceeds from sale of oil and gas properties                               13                   2,098
  Capital expenditures, including dry hole costs                        (11,580)                 (8,194)
  Acquisition of oil and gas properties                                 (12,856)                 (6,862)
  Investment in St. Mary Operating Company                                3,059                     -
  Investment in Summo Minerals Corporation                                  -                    (1,977)
  Other                                                                    (309)                   (454)
                                                                ----------------       -----------------
   Net cash used by investing activities                                (21,673)                (15,389)
                                                                ----------------       -----------------

Cash flows from financing activities:
  Proceeds from long-term debt                                           16,150                   1,880
  Repayment of long-term debt                                              (179)                 (1,472)
  Dividends paid                                                           (701)                    (41)
  Purchase of treasury and common stock                                      (1)                   (701)
                                                                ----------------       -----------------
   Net cash provided (used) by financing activities                      15,269                    (334)
                                                                ----------------       -----------------

Net increase (decrease) in cash and cash equivalents                      4,068                  (7,819)
Cash and cash equivalents at beginning of period                          1,723                   9,976
                                                                ----------------       -----------------

Cash and cash equivalents at end of period                      $         5,791        $          2,157
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

                                           ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                                              (In thousands)




                                                                                     For the six months ended June 30,
                                                                                  -----------------------------------------
                                                                                       1996                      1995
                                                                                  ---------------           ---------------
Reconciliation of net income to net cash provided by operating activities:
  Net income                                                                      $        2,847            $        1,538
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depletion, depreciation and amortization                                               5,874                     4,986
    Impairment of proved properties                                                          -                       1,662
    Loss in equity investees                                                                   1                       -
    Gain on sale of oil and gas properties                                                   -                      (1,150)
    Dry hole costs                                                                         1,526                       193
    Abandonment and impairment of unproved properties                                        549                       557
    Deferred income taxes                                                                    979                      (214)
    Other                                                                                    642                      (231)
                                                                                  ---------------           ---------------
                                                                                          12,418                     7,341
  Changes in assets and liabilities:
    Accounts receivable                                                                   (2,928)                      (48)
    Refundable income taxes                                                                  111                       110
    Accounts payable and accrued expenses                                                    828                       501
    Deferred income taxes                                                                     43                       -
                                                                                  ---------------           ---------------
  Net cash provided by operating activities                                       $       10,472            $        7,904
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

In June 1996, the Company completed the purchase of a 90% interest in certain of the assets of Siete Oil & Gas Corporation for approximately $9.8 million. The assets purchased consist primarily of oil and gas producing properties in the Permian Basin of west Texas and New Mexico.

The Company accounts for its investment in the Russian joint venture using the equity method of accounting. For the six months ended June 30, 1996, the Company has recorded a gain of $224,000 as its equity in income from the Russia joint venture.

The Company accounts for its investment in Summo Minerals Corporation ("Summo") using the equity method of accounting. For the six months ended June 30, 1996, the Company has recorded a loss of $225,000 as its equity in the losses of Summo.

              ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES

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

Note 4 - Income Taxes

Federal income tax expense differs the amount that would be provided by applying the statutory U.S. Federal income tax rate to income before income taxes primarily due to Section 29 tax credits and percentage depletion and the utilization of capital loss carryovers in 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The Company receives significant royalty income from its Louisiana fee lands. Revenues from the fee lands were $2.3 for the second quarter 1996 and $3.7 million for the six months ended June 30, 1996 compared to $1.6 million and $2.8 million for the comparable 1995 periods. Management anticipates lower revenue from the Louisiana fee lands in future years unless the lessees continue infill drilling, recompletions and further exploration and development to offset the normal production decline of producing properties. Texaco, Vastar and Oryx have completed several significant wells in the first half of 1996 and have notified the Company of several geologic objectives they intend to test in the second half as a result of their 3-D seismic surveys.

    Included in the 1996 results are the operations of several acquisitions made during the past few years. In April 1995, the Company acquired interests in Louisiana from Pennzoil for $1.7 million and in July 1995 acquired additional Louisiana properties from Kelley Oil Corporation for $2.2 million. In December 1995, the Company acquired two different interests in the Box Church Field located in Texas for $2.2 million. The Company completed several acquisitions in June 1996 for $12.8 million including $9.8 million for a 90 percent interest in certain assets of Siete Oil and Gas Company and additional interests in the Box Church Field.

    The Company entered into several long-term take-or-pay gas sales contracts in the late 1970s and early 1980s at prices substantially above current market prices. When the purchasers failed to take the volumes required by the contracts and began paying lower market prices, the Company commenced legal proceedings against the purchasers. The Company settled these claims out of court, receiving lump-sum payments as compensation for all prior claims and remaining contract values. The Company has no future obligation to deliver gas to these purchasers. The Company settled the last remaining disputes in 1994 for $5.7 million. As a result of the purchasers' failure to take the required gas, the Company was underproduced approximately 1.7 BCF relative to other working interest owners at June 30, 1996. With all disputes now settled, the Company is selling additional gas and beginning to reduce this imbalance.

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


RESULTS OF OPERATIONS

    The following table sets forth selected operating and financial information for the Company:

                                         Three Months          Six Months
                                        Ended June 30,       Ended June 30,
                                        1996      1995       1996      1995
                                        ----      ----       ----      ----
                                          (In thousands, except BOE data)
Oil and gas production
 revenues:
  Working interests                   $11,066   $ 7,290    $21,078   $14,717
  Louisiana royalties                   2,271     1,641      3,667     2,835
                                      -------   -------    -------   -------
   Total                              $13,337   $ 8,931    $24,745   $17,552
                                      =======   =======    =======   =======

Production:
  Oil (Bbls)                              283       251        544       494
  Gas (Mcf)                             3,772     2,796      7,090     6,142
                                      -------   -------    -------   -------
  BOE equivalent (6:1)                    912       717      1,726     1,518
                                      =======   =======    =======   =======

Prices:
  Oil                                 $ 17.94   $ 16.28    $ 17.72   $ 16.55
  Gas                                    2.19      1.52       2.13      1.43

Oil and gas production costs:
  Lease operating expense             $ 1,935   $ 1,886    $ 4,049   $ 3,561
  Production taxes                      1,035       678      1,877     1,392
                                      -------   -------    -------   -------
   Total                              $ 2,970   $ 2,564    $ 5,926   $ 4,953
                                      =======   =======    =======   =======

Statistics per BOE equivalent (6:1)
  Sales price                         $ 14.62   $ 12.46    $ 14.34   $ 11.56
  Lease operating expense                2.12      2.63       2.35      2.35
  Production taxes                       1.13       .95       1.09       .92
                                      -------   -------    -------   -------
    Operating margin                  $ 11.37   $  8.88    $ 10.90   $  8.29
  Depreciation, depletion
    and amortization                     3.34      3.37       3.40      3.28
  Impairment of producing
    properties                             -       1.70         -       1.10
  General and administrative             1.75      1.37       2.13      1.75

    Oil and Gas Production Revenues. Oil and gas production revenue increased $4.4 million or 49% to $13.3 million for the second quarter 1996 compared to $8.9 million in 1995. Oil production volumes increased 13% while gas production increased 35% for the second quarter 1996 compared to the 1995 period. Average net daily production was 10,022 BOE for the second quarter 1996 compared to 7,879 BOE in 1995. The production increased because of acquisitions and new drilling activity in 1996 and gas sales were partially curtailed in 1995 due to the low prices received. The average oil price for the second quarter 1996 increased 10% to $17.94 per barrel, while gas prices increased 44% to $2.19 per Mcf, from their respective 1995 levels.

    Oil and gas production revenue increased $7.2 million, or 41% to $24.7 million for the six months ended June 30, 1996 compared to $17.6 million in 1995. Oil production volumes increased 10% while gas production increased 15% for the first six months of 1996 compared with the 1995 period. Average net daily production was 9,482 BOE for the six months ended June 30, 1996 compared to 8,387 BOE in 1995. This production increase resulted from new properties acquired and drilled during the past year. The average oil price for the six months ended June 30, 1996 increased 7% to $17.72 per barrel, while gas prices increased 49% to $2.13 per Mcf, from their respective 1995 levels. The Company has hedged approximately 55% of its 1996 oil production at an average NYMEX price of $18.59 per barrel and 19% of its gas production at an average $1.92 per MMBTU for 1996. For the six months ended June 30, 1996 the Company incurred a $544,000 loss or $.69 per barrel on its oil hedge since the average NYMEX price was higher than the Company's hedged price. The Company incurred a $577,000 loss on its gas hedge for the six months ended June 30, 1996 which decreased the average gas price by $.08 per Mcf.

    Oil and Gas Production Costs. Oil and gas production costs consist of lease operating expense and production taxes. Total production costs increased $406,000 or 16% to $3.0 million for the second quarter 1996. However, the lease operating expense per BOE decreased 19% to $2.12 for the second quarter 1996 compared with $2.63 for 1995 primarily due to higher Louisiana royalty production volume in 1996 and lower 1995 sales volumes stemming from low gas prices.

    Total production costs increased $973,000 or 20% for the six months ended June 30, 1996 to $5.9 million. The lease operating expense per BOE was $2.35 for the six months ended June 30, 1996 and 1995.

    Depreciation, Depletion, Amortization and Impairment. Depreciation, depletion and amortization ("DD&A") increased 22% to $2.9 million for the second quarter 1996 compared with $2.4 million in 1995 because of much higher production. However, DD&A per BOE was $3.34 in the second quarter 1996 compared to $3.37 in 1995. There was no impairment of proved properties for the second quarter in 1996 compared to $1.2 million in 1995 due to several high cost marginal wells and low natural gas prices.

    Depreciation, depletion and amortization expense ("DD&A") increased 18% to $5.9 million for the six months ended June 30, 1996 compared with $5.0 million in 1995 because of increased production from new drilling and reserve acquisitions. DD&A per BOE was $3.40 in 1996 compared to $3.28 in 1995. There was no impairment of proved properties for the six months ended June 30, 1996 compared to $1.7 million in 1995 due to high cost marginal wells and low natural gas prices.

    Abandonment and impairment expenses for unproved properties was $549,000 for the six months ended June 30, 1996 compared with $557,000 in 1995.

    Exploration. Exploration expense increased $690,000 to $1.8 million and $2.1 million to $4.3 million for the three and six months ended June 30, 1996, respectively, because of increased exploratory dry hole expense resulting from increased drilling activity and one large 3-D seismic shoot in 1996.

    General and Administrative. General and administrative expenses increased $615,000 or 63% to $1.6 million in the second quarter 1996 compared to $1.0 million in 1995 primarily because of increased compensation costs and $306,000 of expense associated with the Company's stock appreciation rights.

    General and administrative expense increased $1.0 million or 39% to $3.7 million for the six months ended June 30, 1996 compared to $2.7 million in 1995 because of higher compensation costs, professional fees and $638,000 of expense associated with the Company's stock appreciation rights.

     Gas Contract Disputes and Other. Gas contract disputes and other consist of legal expenses in connection with gas contract disputes. This expense declined to $16,000 in the second quarter 1996 compared to $62,000 in 1995 and declined to $93,000 for the six months ended June 30, 1996 compared to $129,000 for the 1995 period because the legal disputes related to gas contracts with purchasers have been settled.

    Loss in Equity Investees. The Company accounts for its Russian joint venture and investment in Summo Minerals Corporation under the equity method and includes its share of the income or loss from these entities. The Company's share of net income from the Russian joint venture was $28,000 for the second quarter 1996 and $224,000 for the six months ended June 30, 1996 compared to a net loss of $127,000 and $186,000 for the comparable 1995 periods because production and product prices increased significantly in 1996 from the 1995 levels. The Company's share of the net loss for Summo Minerals Corporation was $140,000 for the second quarter 1996 and $225,000 for the six months ended June 30, 1996 compared to a net loss of $20,000 and $32,000 for the comparable 1995 periods because of higher general and administrative costs with the addition of personnel in anticipation of mine development and financing. Summo Minerals Corporation has obtained the final feasibility study and anticipates its permitting will be finalized before year-end. Summo has also obtained a senior debt financing commitment for $30 million contingent on copper prices of at least $.90 per pound and on equity financing of $16 million. The equity financing has been delayed due to the drop in copper prices and market uncertainties.

    Non-Operating Income and Expense. Net interest expense increased $258,000 to $410,000 in the second quarter 1996 compared to $152,000 in 1995 because of the higher debt incurred for acquisitions and increased drilling activity.

    Net interest expense increased $371,000 to $673,000 for the six months ended June 30, 1996 compared to $302,000 of net interest expense in 1995 because of the higher debt incurred for acquisitions and increased drilling activity.

    Income Taxes. The effective rate for the second quarter 1996 increased to 34% compared to 19% in 1995 because of the low impact of Section 29 tax credits on the $3.5 million pre-tax income in 1996. The effective tax rate for the six months ended June 30, 1996 increased to 31% compared to 6% in the 1995 period because the Company was able to use capital loss carryovers and Section 29 tax credits against much lower net income in 1995.

    Net Income. Net income increased $2.1 million or 844% to $2.4 million in the second quarter 1996 compared to $282,000 in 1995 primarily as a result of substantially higher sales volumes and product prices causing a $4.6 million increase in total revenues.

    Net income for the six months ended June 30, 1996 increased $1.3 million or 85% to $2.8 million compared to $1.5 million in 1995 because of higher production and prices resulting in a $7.2 million increase in oil and gas production revenues, partially offset by a $2.1 million increase in exploration expense and a $1.0 million increase in general and administrative expenses. The 1995 net income also included a pre-tax gain of $1.2 million on the sale of producing properties.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary sources of liquidity are the cash provided by operating activities, cash investments and debt financing. The Company's cash needs are for the acquisition, exploration and development of oil and gas properties, debt repayment, payment of trade obligations and payment of dividends to stockholders. The Company generally finances its exploration and development programs from internally generated cash flow and continually reviews its capital expenditure budget based on changes in cash flow and other factors.

    Cash Flow. The Company's net cash provided by operating activities increased $2.6 million to $10.5 million for the six months ended June 30, 1996 compared to $7.9 million for 1995 primarily due to increased revenue from oil and gas sales.

     Net cash used in investing activities increased $6.3 million or 41% to $21.7 million for the six months ended June 30, 1996 compared to $15.4 million in 1995. Increased capital expenditures from the Company's expanded drilling programs and oil and gas property acquisitions accounted for the increase.

    Net cash provided by financing activities was $15.3 million for the six months ended June 30, 1996 consisting of net debt proceeds for acquisitions and drilling activities, partially offset by dividends compared to cash used of $334,000 in 1995 for debt repayment and dividends.

    The Company had $5.8 million in cash and cash equivalents and working capital of $6.7 million as of June 30, 1996 compared to $1.7 million of cash and cash equivalents and working capital of $3.1 million at December 31, 1995.

    Credit Facility. On April 1, 1996, the Company amended and extended its credit facility with two banks to provide a $60 million secured three-year revolving loan which thereafter converts at the Company's option to a five-year term loan. The amount which may be borrowed from time to time will depend upon the value of the Company's oil and gas properties and other assets. The
Company's borrowing base is currently $40 million and will be redetermined annually. When the debt to capitalization ratio is less than 30% the loans accrue interest at the Company's option of either the banks' prime rate or LIBOR plus 1/2% and 3/4% for the revolving and term loans, respectively. The interest rate increases as the Company's debt to capitalization ratio increases. The loan under the credit facility is collateralized by substantially all of the Company's domestic oil and gas properties. The credit facility provides for, among other things, covenants limiting additional recourse indebtedness of the Company and payment of dividends if the loan is in default or borrowings exceed the applicable borrowing base.

    Panterra, in which the Company has a 74% ownership, also has a credit facility with an $18.5 million borrowing base and $11.1 million outstanding as of June 30, 1996. The partnership intends to use the available credit to fund a portion of the 1996 capital expenditures.

    Outlook. The Company believes that its existing capital resources, cash flow from operations and available borrowings are sufficient to meet its anticipated capital and operating requirements for 1996.

    For 1996, the Company anticipates spending approximately $45 million for capital and exploration expenditures with $19 million allocated for domestic acquisitions, $21 million for low to moderate risk domestic exploration and development and $5 million for large target, higher risk domestic exploration and development.

    The Company and the Anderman Group, through subsidiaries, are involved in a joint venture with Chernogorneft Oil and Gas Enterprise, a local Russian oil producing enterprise, to develop the Chernogorskoye Field in western Siberia. The joint venture has obtained bank credit commitments from the European Bank for Reconstruction and Development and the Overseas Private Investment Corporation which are non-recourse to the Company. The joint venture has received $42.5 million from loan advances through June 30, 1996 and the committed balance of $10 million may be funded later in 1996 if the minimum production test is met. Through June 30, 1996, the Company had expended approximately $7.7 million on the Russian project of which $4.6 million has been capitalized as an investment in the venture. With the completion of bank funding commitments, the Company anticipates that most of its future share of expenditures for the project will be funded from cash flow generated by the project and non-recourse bank financing. Because substantially all of the revenues from the Russian joint venture will be applied initially to development of the Chernogorskoye Field and repayment of associated bank debt, the Company does not anticipate receiving significant cash flow from the Russian joint venture for approximately five years. At December 31, 1995, the undiscounted future net revenues attributable to the Company's share of the Russian joint venture's proved reserves was $36.6 million (after debt repayment). The Russian joint venture is now a fully operational project with financing commitments and a reasonable tax structure. Because the Company's plans are to concentrate its expenditures on domestic projects, combined with the always present uncertainty of regulatory and other aspects of the Russian project, the Company is currently considering the sale of its interest in the Russian joint venture if such a sale can be made at a price substantially in excess of the Company's expenditures to date for the project.

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

                (b) A report regarding acquisition or disposition of assets dated June 28, 1996 was filed on Form 8-K.

                                   SIGNATURES


         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       St. Mary Land & Exploration Company



August 13, 1996                        By  /s/  MARK A. HELLERSTEIN
                                           ------------------------
                                           Mark A. Hellerstein
                                           President and Chief Executive Officer


August 13, 1996                        By  /s/  RICHARD C. NORRIS
                                           ------------------------
                                           Richard C. Norris
                                           Vice President - Accounting and
                                           Administration and Chief Accounting
                                           Officer