Form 10-Q/A
period 1996-03-31
ST MARY LAND & EXPLORATION CO
filed 1996-10-15
CIK 893538

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q/A

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

THIS AMENDMENT ON FORM 10-Q/A TO THE REGISTRANT'S FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1996 IS BEING FILED TO INCLUDE EXHIBIT NO. 27, FINANCIAL DATA SCHEDULE. ALL OTHER INFORMATION CONTAINED IN THE ORIGINAL FORM 10-Q IS UNCHANGED.



                           ST. MARY LAND & EXPLORATION
                           ---------------------------


                                      INDEX
                                      -----


Part I.         FINANCIAL INFORMATION                                      PAGE

                Item 1.         Financial Statements

                                Consolidated Balance
                                Sheets - March 31, 1996 and
                                December 31, 1995 .......................    3

                                Consolidated Statements of
                                Income - Three Months Ended
                                March 31, 1996 and 1995 .................    4

                                Consolidated Statements of
                                Cash Flows - Three Months Ended
                                March 31, 1996 and 1995 .................    5

                Item 2.         Management's Discussion and Analysis
                                of Financial Condition and Results
                                of Operations ...........................    9


Part II         OTHER INFORMATION

                Item 4.         Submission of Matters to a Vote
                                of Security Holders ......................  15

                Item 6.         Exhibits and Reports on Form 8-K .........  15


                                Exhibits

                                Exhibit No. 27    Financial Data Schedule

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

Item 6.         Exhibits and Reports on Form 8-K

                (a)     Exhibits
                        Exhibit              Description
                          27                 Financial Data Schedule


                (b) There were no reports on Form 8-K filed during the quarter ended March 31, 1996

                               SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   St. Mary Land & Exploration Company


October 8, 1996                    By   /s/  MARK A. HELLERSTEIN
                                        ------------------------
                                        Mark A. Hellerstein
                                        President and Chief Executive Officer


October 8, 1996                    By   /s/  RICHARD C. NORRIS
                                        ----------------------
                                        Richard C. Norris
                                        Vice President - Accounting and
                                        Administration and Chief Accounting
                                        Officer