Form 10-Q/A
period 1996-06-30
ST MARY LAND & EXPLORATION CO
filed 1996-10-15
CIK 893538

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

THIS AMENDMENT ON FORM 10-Q/A TO THE REGISTRANT'S FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1996 IS BEING FILED TO INCLUDE EXHIBIT NO. 27, FINANCIAL DATA
SCHEDULE.  ALL  OTHER  INFORMATION  CONTAINED  IN  THE  ORIGINAL  FORM  10-Q  IS
UNCHANGED.


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

                Item 6.         Exhibits and Reports on Form 8-K  ...  15

                                Exhibits

                                Exhibit No. 27    Financial Data Schedule

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