Form 10-Q
period 1996-09-30
ST MARY LAND & EXPLORATION CO
filed 1996-11-14
CIK 893538

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------


                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 1996



                                   -----------

                         Commission File Number 0-20872

                       ST. MARY LAND & EXPLORATION COMPANY
             (Exact name of Registrant as specified in its charter)


                Delaware                               41-0518430
          (State or other Jurisdiction     (I.R.S. Employer Identification No.)
        of incorporation or organization)

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


As of November 11, 1996, the registrant had 8,759,214 shares of Common Stock, $.01 par value, outstanding.

                       ST. MARY LAND & EXPLORATION COMPANY
                       -----------------------------------

                                      INDEX
                                      -----


Part I.   FINANCIAL INFORMATION                                    PAGE

          Item 1.     Financial Statements

                      Consolidated Balance
                      Sheets - September 30, 1996 and
                      December 31, 1995 ...........................   3

                      Consolidated Statements of
                      Income - Nine Months Ended
                      September 30, 1996 and 1995 .................   4

                      Consolidated Statements of
                      Cash Flows - Nine Months Ended
                      September 30, 1996 and 1995 .................   5

          Item 2.     Management's Discussion and Analysis
                      of Financial Condition and Results
                      of Operations ...............................   9


Part II.  OTHER INFORMATION

          Item 4.     Submission of Matters to a Vote
                      of Security Holders .........................  15


          Item 6.     Exhibits and Reports on Form 8-K ............  15

                      Exhibits

                      Exhibit No. 27      Financial Data Schedule


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEETS
                                        (In thousands, except share amounts)

                                                       ASSETS                  September 30,     December 31,
                                                                               ------------------------------
                                                                                  1996                1995
                                                                               ----------          ----------
Current assets:
   Cash and cash equivalents                                                   $    4,405          $    1,723
   Accounts receivable                                                             20,707               8,068
   Prepaid expenses                                                                 2,146                 850
   Refundable income taxes                                                             35                 176
                                                                               ----------          ----------
          Total current assets                                                     27,293              10,817
                                                                               ----------          ----------

Property and equipment (successful efforts method), at cost:
   Proved oil and gas properties                                                  191,670             165,750
   Unproved oil and gas properties, net                                            15,306              11,752
   Other                                                                            3,414               2,535
                                                                               ----------          ----------
                                                                                  210,390             180,037
   Less accumulated depletion, depreciation, amortization and impairment         (117,586)           (108,392)
                                                                               ----------          ----------
                                                                                   92,804              71,645
                                                                               ----------          ----------
Other assets:
   Investment in Russian joint venture                                              4,788               4,140
   Investment in Summo Minerals Corporation                                         4,483               4,842
   Other assets                                                                     3,312               4,682
                                                                               ----------          ----------
                                                                                   12,583              13,664
                                                                               ----------          ----------
                                                                               $  132,680          $   96,126
                                                                               ==========          ==========

                                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                            $   19,691          $    7,715
                                                                               ----------          ----------

Long-term liabilities:
   Long-term debt                                                                  36,324              19,602
   Deferred income taxes                                                            3,427               1,228
   Stock appreciation rights                                                        1,782               1,178
   Other noncurrent liabilities                                                       316                 121
                                                                               ----------          ----------
                                                                                   41,849              22,129
                                                                               ----------          ----------
Commitments and contingencies

Stockholders' equity:
   Common stock, $.01 par value: authorized - 15,000,000 shares;
        issued and outstanding - 8,759,214 shares in 1996 and
        8,761,855 shares in 1995                                                       85                  88
   Additional paid-in capital                                                      15,803              15,835
   Retained earnings                                                               55,248              50,378
   Unrealized gain on marketable equity securities-available for sale                   4                  15
   Treasury stock - 2,572 shares, at cost                                             -                   (34)
                                                                               ----------          ----------
          Total stockholders' equity                                               71,140              66,282
                                                                               ----------          ----------
                                                                               $  132,680          $   96,126
                                                                               ==========          ==========

                                     The accompanying notes are an integral part of these consolidated financial statements.

                                 ST. MARY LAND & EXPORATION COMPANY AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF INCOME
                                      (In thousands, except per share amounts)

                                                         Three months ended       Nine months ended
                                                            September 30,            September 30,
                                                        --------------------     -------------------
                                                           1996       1995         1996        1995
                                                        --------    --------     --------   --------
Operating revenues:
   Oil and gas production                               $ 14,944    $  8,308    $ 39,689    $ 25,860
   Gain (loss) on sale of proved properties                  -           (98)        -         1,052
   Gas contract settlements and other revenues               205         171         490         528
                                                        --------    --------    --------    --------
          Total operating revenues                        15,149       8,381      40,179      27,440
                                                        --------    --------    --------    --------

Operating expenses:
   Oil and gas production                                  3,336       2,723       9,262       7,676
   Depletion, depreciation and amortization                3,270       2,198       9,144       7,184
   Impairment of proved properties                           -            11         -         1,673
   Exploration                                             1,359       1,475       5,688       3,683
   Abandonment and impairment of unproved properties         691         202       1,240         759
   General and administrative                              1,386       1,473       5,066       4,129
   Gas contract disputes and other                            18          56         111         184
   (Income) loss in equity investees                         (48)         67         (47)        286
                                                        --------    --------    --------    --------
          Total operating expenses                        10,012       8,205      30,464      25,574
                                                        --------    --------    --------    --------

Income from operations                                     5,137         176       9,715       1,866

Nonoperating income and (expense):
   Interest income                                            60          56         227         230
   Interest expense                                         (567)       (268)     (1,407)       (744)
                                                        --------    --------    --------    --------

Income (loss) from continuing operations before
     income taxes                                          4,630         (36)      8,535       1,352
Income tax expense (benefit)                               1,556        (153)      2,773         (72)
                                                        --------    --------    --------    --------

Income from continuing operations                          3,074         117       5,762       1,424
Gain on sale of discontinued operations, net of taxes        -           -           231
                                                        --------    --------    --------    --------

Net income                                              $  3,074    $    117    $  5,921    $  1,655
                                                        ========    ========    ========    ========

Net income per common share:
   Income from continuing operations                    $    .35    $    .01    $    .66    $    .16
   Gain on sale of discontinued operations                   -           -           .02         .03
                                                        --------    --------    --------    --------
Net income per share                                    $    .35    $    .01    $    .68    $    .19
                                                        ========    ========    ========    ========

Weighted average common shares outstanding                 8,759       8,760       8,759       8,760
                                                        ========    ========    ========    ========


                                     The accompanying notes are an integral part of these consolidated financial statements.

                                ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (in thousands)



                                                             For the nine months
                                                             ended September 30,
                                                       -------------------------------
                                                          1996                 1995
                                                       ----------           ----------
Cash flows from operating activities:
  Cash received from oil and gas operations            $   32,034           $   24,206
  Cash paid for oil and gas operations,
    including general and administrative expenses          (9,868)              (9,323)
  Exploration expenses                                     (4,035)              (2,764)
  Interest and other receipts                                 381                  393
  Interest paid                                            (1,300)                (479)
  Income taxes paid                                          (102)                (278)
                                                       ----------           ----------
   Net cash provided by operating activities               17,110               11,755
                                                       ----------           ----------

Cash flows from investing activities:
  Proceeds from sale of oil and gas properties                146                2,227
  Capital expenditures, including dry hole costs          (20,017)             (14,609)
  Acquisition of oil and gas properties                   (13,557)              (9,005)
  Investment in St. Mary Operating Company                  3,059                  -
  Investment in Summo Minerals Corporation                    -                 (2,042)
  Other                                                       271                  167
                                                       ----------           ----------
   Net cash used by investing activities                  (30,098)             (23,262)
                                                       ----------           ----------

Cash flows from financing activities:
  Proceeds from long-term debt                             23,650                5,380
  Repayment of long-term debt                              (6,928)              (1,745)
  Dividends paid                                           (1,051)              (1,051)
  Purchase of treasury and common stock                        (1)                 (44)
                                                       ----------           ----------
   Net cash provided (used) by financing activities        15,670                2,540
                                                       ----------           ----------

Net increase (decrease) in cash and cash equivalents        2,682               (8,967)
Cash and cash equivalents at beginning of period            1,723                9,976
                                                       ----------           ----------

Cash and cash equivalents at end of period             $    4,405           $    1,009
                                                       ==========           ==========




                                     The accompanying notes are an integral part of these consolidated financial statements.

                                ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                                   (in thousands)




                                                                                  For the nine months
                                                                                  ended September 30,
                                                                             -----------------------------
                                                                                1996               1995
                                                                             ----------         ----------
Reconciliation of net income to net cash provided by operating activities:
  Net income                                                                 $    5,921         $    1,655
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depletion, depreciation and amortization                                      9,144              7,184
    Impairment of proved properties                                                 -                1,673
    Income in equity investees                                                      (47)               -
    Gain on sale of oil and gas properties                                          -               (1,052)
    Dry hole costs                                                                1,956                940
    Abandonment and impairment of unproved properties                             1,240                759
    Deferred income taxes                                                         2,271                 42
    Other                                                                           455                (56)
                                                                             ----------         ----------
                                                                                 20,940             11,145
  Changes in assets and liabilities:
    Accounts receivable                                                          (8,619)               466
    Refundable income taxes                                                         141               (437)
    Accounts payable and accrued expenses                                         4,720                581
    Deferred income taxes                                                           (72)               -
                                                                             ----------         ----------
  Net cash provided by operating activities                                  $   17,110         $   11,755
                                                                             ==========         ==========

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

The Company accounts for its investment in the Russian joint venture using the equity method of accounting. For the nine months ended September 30, 1996, the Company has recorded a gain of $405,000 as its equity in income from the Russia joint venture.

The Company accounts for its investment in Summo Minerals Corporation ("Summo") using the equity method of accounting. For the nine months ended September 30, 1996, the Company has recorded a loss of $358,000 as its equity in the losses of Summo.

In June 1996, the Company completed the purchase of a 90% interest in certain of the assets of Siete Oil & Gas Corporation for approximately $10.0 million. The assets purchased consist primarily of oil and gas producing properties in the Permian Basin of west Texas and southeast New Mexico.

The accompanying unaudited pro forma condensed consolidated statements of income from continuing operations for the nine months ended September 30, 1996 and 1995 are presented to illustrate the effect of the properties purchased from Siete Oil & Gas Corporation on the Company's results of operations as if the transaction had occurred as of January 1, 1995.

              ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES

The pro forma adjustments included in the accompanying pro forma condensed consolidated statements of income from continuing operations are based on assumptions and estimates and are not necessarily indicative of the results of operations of the Company as they may be in the future or as they might have been had the transaction actually occurred as of January 1, 1995.

The  pro  forma  adjustments  reflect  estimated  depletion,   depreciation  and
amortization, estimated interest and income taxes relating to the acquired properties for the nine month periods ended September 30, 1996 and 1995.


                                     Pro Forma for the Nine Months Ended
                                                September 30,
                                     -----------------------------------
                                   (in thousands, except per share amounts)

                                          1996                 1995
                                     --------------       --------------

Total operating revenues             $      41,817        $      30,036
                                     ==============       ==============

Income from continuing operations    $       6,156        $       2,005
                                     ==============       ==============

Income per common share from
   continuing operations             $         .70        $         .70
                                     ==============       ==============


Note 3 - Contingencies

On August 23, 1995, a class action law suit was filed against the Company in the Grady County, Oklahoma District Court. This suit was one of several class actions filed against Oklahoma gas producers seeking payment of royalties on amounts received in prior gas contract litigation settlements. This suit was dismissed without prejudice on September 12, 1996 upon motion filed by counsel for the plaintiff class.

Note 4 - Income Taxes

Federal income tax expense for 1996 and 1995 differs from the amount that would be provided by applying the statutory U.S. Federal income tax rate to income before income taxes primarily due to Section 29 tax credits and percentage depletion. In 1995 the Company also utilized capital loss carryovers.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company receives significant royalty income from its Louisiana fee lands. Revenues from the fee lands were $2.2 million for the third quarter 1996 and $5.9 million for the nine months ended September 30, 1996 compared to $1.1 million and $3.9 million for the comparable 1995 periods. Management anticipates lower revenue from the Louisiana fee lands in future years unless the lessees continue infill drilling, recompletions and further exploration and development to offset the normal production decline of producing properties. Texaco, Vastar and Oryx have completed several significant wells in 1996 and have notified the Company of several geologic objectives they intend to test in the future as a result of their 3-D seismic surveys.

     Included in the 1996 results are the operations of several acquisitions made during the past few years. In April 1995, the Company acquired interests in Louisiana from Pennzoil for $1.7 million and in July 1995, acquired additional Louisiana properties from Kelley Oil Corporation for $2.2 million. In December 1995, the Company acquired two different interests in the Box Church Field located in Texas for $2.2 million. The Company completed several acquisitions through September 1996 for $13.6 million including $10.0 million in June for a 90 percent interest in certain assets of Siete Oil and Gas Corporation and $1.0 million for additional interests in these properties.

     The Company entered into several long-term take-or-pay gas sales contracts in the late 1970s and early 1980s at prices substantially above current market prices. When the purchasers failed to take the volumes required by the contracts and began paying lower market prices, the Company commenced legal proceedings against the purchasers. The Company settled these claims out of court, receiving lump-sum payments as compensation for all prior claims and remaining contract values. The Company has no future obligation to deliver gas to these purchasers. The Company settled the last remaining disputes in 1994 for $5.7 million. As a result of the purchasers' failure to take the required gas, the Company was underproduced approximately 1.7 BCF relative to other working interest owners at September 30, 1996. With all disputes now settled, the Company is selling additional gas and beginning to reduce this imbalance.

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

     The following table sets forth selected operating and financial information for the Company:

                                       Three Months            Nine Months
                                   Ended September 30,     Ended September 30,
                                      1996      1995          1996      1995
                                    -------   -------       -------   -------
                                         (In thousands, except BOE data)
Oil and gas production
 revenues:
  Working interests                 $12,705   $ 7,254       $33,783   $21,942
  Louisiana royalties                 2,239     1,054         5,906     3,918
                                    -------   -------       -------   -------
   Total                            $14,944   $ 8,308       $39,689   $25,860
                                    =======   =======       =======   =======

Production:
  Oil (Bbls)                            321       270           865       764
  Gas (Mcf)                           4,159     2,819        11,249     8,961
                                    -------   -------       -------   -------
  BOE equivalent (6:1)                1,014       740         2,739     2,258
                                    =======   =======       =======   =======

Prices:
  Oil                               $ 19.21   $ 15.92       $ 18.27   $ 16.33
  Gas                                  2.11      1.42          2.12      1.49

Oil and gas production costs:
  Lease operating expense           $ 2,189   $ 2,105       $ 6,238   $ 5,666
  Production taxes                    1,147       618         3,024     2,010
                                    -------   -------       -------   -------
   Total                            $ 3,336   $ 2,723       $ 9,262   $ 7,676
                                    =======   =======       =======   =======

Statistics per BOE equivalent (6:1)
  Sales price                       $ 14.73   $ 11.23       $ 14.49   $ 11.45
  Lease operating expense              2.16      2.84          2.28      2.51
  Production taxes                     1.13       .84          1.10       .89
                                    -------   -------       -------   -------
    Operating margin                $ 11.44   $  7.55       $ 11.11   $  8.05
  Depreciation, depletion and
    amortization                    $  3.22   $  2.97       $  3.34   $  3.18
  Impairment of producing
    properties                                    .01                     .74
  General and administrative           1.37      1.99          1.85      1.83

     Oil and Gas Production Revenues. Oil and gas production revenues increased $6.6 million or 80% to $14.9 million for the third quarter 1996 compared to $8.3 million in 1995. Oil production volumes increased 19% while gas production increased 48% for the third quarter 1996 compared to the 1995 period. Average net daily production was 11,018 BOE for the third quarter 1996 compared to 8,040 BOE in 1995. The production increased because of acquisitions and new drilling activity in 1996, and gas sales were partially curtailed in 1995 due to the low prices received. The average oil price for the third quarter 1996 increased 21% to $19.21 per barrel, while gas prices increased 49% to $2.11 per Mcf, from their respective 1995 levels.

     Oil and gas production revenues increased $13.8 million, or 53% to $39.7 million for the nine months ended September 30, 1996 compared to $25.9 million in 1995. Oil production volumes increased 13% while gas production increased 26% for the first nine months of 1996 compared with the 1995 period. Average net daily production was 9,998 BOE for the nine months ended September 30, 1996 compared to 8,270 BOE in 1995. This production increase resulted from new properties acquired and drilled during the past year. The average oil price for the nine months ended September 30, 1996 increased 12% to $18.27 per barrel, while gas prices increased 42% to $2.12 per Mcf, from their respective 1995 levels. The Company has hedged approximately 68% of its 1996 oil production at an average NYMEX price of $19.17 per barrel and 18% of its 1996 gas production at an average $1.91 per MMBTU. For the nine months ended September 30, 1996 the Company incurred an $846,000 loss or $.98 per barrel on its oil hedge since the average NYMEX price was higher than the Company's hedged price. The Company incurred a $647,000 loss on its gas hedge for the nine months ended September 30, 1996 which decreased the average gas price by $.06 per Mcf.

     Oil and Gas Production Costs. Oil and gas production costs consist of lease operating expense and production taxes. Total production costs increased $613,000 or 23% to $3.3 million for the third quarter 1996. However, the lease operating expense per BOE decreased 24% to $2.16 for the third quarter 1996 compared with $2.84 for 1995 primarily due to higher Louisiana royalty production volume in 1996 and lower 1995 sales volumes stemming from low gas prices.

     Total production costs increased $1.6 million or 21% for the nine months ended September 30, 1996 to $9.3 million. The lease operating expense per BOE was $2.28 for the nine months ended September 30, 1996 compared with $2.51 for 1995 primarily due to higher Louisiana royalty production volume in 1996 and lower 1995 sales volumes stemming from low gas prices.

     Depreciation, Depletion, Amortization and Impairment. Depreciation, depletion and amortization ("DD&A") increased 49% to $3.3 million for the third quarter 1996 compared with $2.2 million in 1995 because of much higher production. DD&A per BOE was $3.22 in the third quarter 1996 compared to $2.97 in 1995 because of the higher unit rate on reserve acquisitions. There was no impairment of proved properties for the third quarter 1996 compared to $11,000 in 1995.

     Depreciation, depletion and amortization expense ("DD&A") increased 27% to $9.1 million for the nine months ended September 30, 1996 compared with $7.2 million in 1995 because of increased production from new drilling and reserve acquisitions. DD&A per BOE was $3.34 in 1996 compared to $3.18 in 1995 because of the higher unit rate on reserve acquisitions. There was no impairment of proved properties for the nine months ended September 30, 1996 compared to $1.7 million in 1995 due to high cost marginal wells and low natural gas prices.

     Abandonment and impairment expenses for unproved properties were $691,000 for the third quarter and $1.2 million for the nine months ended September 30, 1996 compared with $202,000 and $759,000 for the respective 1995 periods. The remaining Mobile Bay leases expired in September 1996, and the Company impaired the remaining Brigham program acreage.

     Exploration. Exploration expense declined slightly to $1.4 million in the third quarter 1996 compared to $1.5 million in 1995. Exploration expense increased $2.0 million to $5.7 million for the nine months ended September 30, 1996 because of higher exploratory dry hole expense resulting from increased drilling activity and one large 3-D seismic shoot in 1996.

     General and Administrative. General and administrative expenses declined $87,000 or 6% to $1.4 million in the third quarter 1996 compared to $1.5 million in 1995 primarily because increased compensation and office expense were offset by a $334,000 decline in the expense associated with the Company's stock appreciation rights.

     General and administrative expense increased $937,000 or 23% to $5.1 million for the nine months ended September 30, 1996 compared to $4.1 million in 1995 because of higher compensation costs, professional fees and a $361,000 increase in the expense associated with the Company's stock appreciation rights.

     Gas Contract Disputes and Other. Gas contract disputes and other consist of legal expenses in connection with gas contract disputes. This expense declined to $18,000 in the third quarter 1996 compared to $56,000 in 1995 and declined to $111,000 for the nine months ended September 30, 1996 compared to $184,000 for the 1995 period because the legal disputes related to gas contracts with purchasers have been settled.

     Loss in Equity Investees. The Company accounts for its Russian joint venture and investment in Summo Minerals Corporation under the equity method and includes its share of the income or loss from these entities. The Company's share of net income from the Russian joint venture was $181,000 for the third quarter 1996 and $405,000 for the nine months ended September 30, 1996 compared to net income of $92,000 and a net loss of $94,000 for the comparable 1995 periods because production and product prices increased significantly in 1996 from the 1995 levels. The Company's share of the net loss for Summo Minerals Corporation was $133,000 for the third quarter 1996 and $358,000 for the nine months ended September 30, 1996 compared to net losses of $159,000 and $192,000 for the comparable 1995 periods because of higher general and administrative costs with the addition of personnel in anticipation of mine development and financing. Summo Minerals Corporation has obtained the final feasibility study and anticipates its permitting will be finalized before year-end. Summo has also obtained a senior debt financing commitment for $30 million contingent on copper prices of at least $.90 per pound and on equity financing of $16 million. The equity financing has been delayed due to the drop in copper prices and market uncertainties.

     Non-Operating Income and Expense. Net interest expense increased $295,000 to $507,000 in the third quarter 1996 compared to $212,000 in 1995 because of the higher debt incurred for acquisitions and increased drilling activity.

     Net interest expense increased $666,000 to $1.2 million for the nine months ended September 30, 1996 compared to $514,000 of net interest expense in 1995 because of the higher debt incurred for acquisitions and increased drilling activity.

     Income Taxes. Income tax expense was $1.6 million on $4.6 million pre-tax income for the third quarter 1996 compared to a tax benefit of $153,000 on a pre-tax loss of $36,000 in 1995. The effective tax rate for the nine months ended September 30, 1996 increased to 34% compared to a 5% tax benefit in the 1995 period because the Company was able to use capital loss carryovers and
Section 29 tax credits against much lower net income in 1995.

     Net Income. Net income increased $3.0 million or 2,527% to $3.1 million in the third quarter 1996 compared to $117,000 in 1995 primarily as a result of substantially higher sales volumes and product prices causing a $6.8 million increase in total revenues.

     Net income for the nine months ended September 30, 1996 increased $4.3 million or 258% to $5.9 million compared to $1.7 million in 1995 because of higher production and prices resulting in a $7.2 million increase in oil and gas production revenues, partially offset by the associated higher production expenses and DD&A, a $2.0 million increase in exploration expense and a $937,000 increase in general and administrative expenses. The 1995 net income also included a pre-tax gain of $1.1 million on the sale of producing properties.

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

     Cash Flow. The Company's net cash provided by operating activities increased $5.4 million or 46% to $17.1 million for the nine months ended September 30, 1996 compared to $11.8 million for 1995 primarily due to increased revenue from oil and gas sales.

     Net cash used in investing activities increased $6.8 million or 29% to $30.1 million for the nine months ended September 30, 1996 compared to $23.3 million in 1995. Increased capital expenditures from the Company's expanded drilling programs and oil and gas property acquisitions accounted for the increase.

     Net cash provided by financing activities was $15.7 million for the nine months ended September 30, 1996 consisting of net debt proceeds for acquisitions and drilling activities, partially offset by dividends compared to net cash provided of $2.5 million in 1995 for debt proceeds, partially offset by dividends.

     The Company had $4.4 million in cash and cash equivalents and working capital of $7.6 million as of September 30, 1996 compared to $1.7 million of cash and cash equivalents and working capital of $3.1 million at December 31, 1995.

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

     Panterra, in which the Company has a 74% ownership, also has a credit facility with an $18.5 million borrowing base and $11.0 million outstanding as of September 30, 1996. The partnership intends to use the available credit to fund a portion of the 1996 capital expenditures.

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

     The Company and the Anderman Group, through subsidiaries, are involved in a joint venture with Chernogorneft Oil and Gas Enterprise, a local Russian oil producing enterprise, to develop the Chernogorskoye Field in western Siberia. The joint venture has obtained bank credit commitments from the European Bank for Reconstruction and Development and the Overseas Private Investment Corporation which are non-recourse to the Company. The joint venture has received $42.5 million from loan advances through June 30, 1996 and the committed balance of $10 million may be funded later when minimum production tests are met. Through September 30, 1996, the Company had expended approximately $7.7 million on the Russian project of which $4.8 million has been capitalized as an investment in the venture. With the completion of bank funding commitments, the Company anticipates that most of its future share of expenditures for the project will be funded from cash flow generated by the project and non-recourse bank financing. Because substantially all of the revenues from the Russian joint venture will be applied initially to development of the Chernogorskoye Field and repayment of associated bank debt, the Company does not anticipate receiving significant cash flow from the Russian joint venture for approximately five years. At December 31, 1995, the undiscounted future net revenues attributable to the Company's share of the Russian joint venture's proved reserves was $36.6 million (after debt repayment). The Russian joint venture is now a fully operational project with financing commitments and a reasonable tax structure. Because the Company's plans are to concentrate its expenditures on domestic projects, combined with the always present uncertainty of regulatory and other aspects of the Russian project, the Company is currently considering the sale of its interest in the Russian joint venture if such a sale can be made at a price substantially in excess of the Company's expenditures to date for the project.

     On August 23, 1995, a class action law suit was filed against the Company in the Grady County, Oklahoma District Court. This suit was one of several class actions filed against Oklahoma gas producers seeking payment of royalties on amounts received in prior gas contract litigation settlements. This suit was dismissed without prejudice on September 12, 1996 upon motion filed by counsel for the plaintiff class.

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

Item 6.         Exhibits and Reports on Form 8-K

                (a)     Exhibits
                        Exhibit             Description
                           27               Financial Data Schedule

                (b) A report regarding acquisition or disposition of assets dated June 28, 1996 was filed on Form 8-K/A.

                                   SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       St. Mary Land & Exploration Company



November 13, 1996                    By  /S/ MARK A. HELLERSTEIN
                                         ------------------------
                                         Mark A. Hellerstein
                                         President and Chief Executive Officer


November 13, 1996                    By  /S/ RICHARD C. NORRIS
                                         ------------------------
                                         Richard C. Norris
                                         Vice President - Accounting and
                                         Administration and Chief Accounting
                                         Officer