Form 10-Q/A
period 1996-09-30
ST MARY LAND & EXPLORATION CO
filed 1996-11-15
CIK 893538

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------


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

THIS AMENDMENT ON FORM 10-Q/A TO THE REGISTRANT'S FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1996 IS BEING FILED TO CORRECTLY STATE THE PRO FORMA INCOME PER COMMON SHARE FROM CONTINUING OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 IN NOTE 2 TO THE FINANCIAL STATEMENTS AND TO CORRECTLY STATE THE GAIN ON SALE OF DISCONTINUED OPERATIONS, NET OF TAXES FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995 IN THE CONSOLIDATED STATEMENTS OF INCOME. ALL OTHER INFORMATION CONTAINED IN THE ORIGINAL FORM 10-Q IS UNCHANGED.



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

                                 ST. MARY LAND & EXPORATION COMPANY AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF INCOME
                                      (In thousands, except per share amounts)

                                                         Three months ended       Nine months ended
                                                            September 30,            September 30,
                                                        --------------------     -------------------
                                                           1996       1995         1996        1995
                                                        --------    --------     --------   --------
Operating revenues:
   Oil and gas production                               $ 14,944    $  8,308    $ 39,689    $ 25,860
   Gain (loss) on sale of proved properties                  -           (98)        -         1,052
   Gas contract settlements and other revenues               205         171         490         528
                                                        --------    --------    --------    --------
          Total operating revenues                        15,149       8,381      40,179      27,440
                                                        --------    --------    --------    --------

Operating expenses:
   Oil and gas production                                  3,336       2,723       9,262       7,676
   Depletion, depreciation and amortization                3,270       2,198       9,144       7,184
   Impairment of proved properties                           -            11         -         1,673
   Exploration                                             1,359       1,475       5,688       3,683
   Abandonment and impairment of unproved properties         691         202       1,240         759
   General and administrative                              1,386       1,473       5,066       4,129
   Gas contract disputes and other                            18          56         111         184
   (Income) loss in equity investees                         (48)         67         (47)        286
                                                        --------    --------    --------    --------
          Total operating expenses                        10,012       8,205      30,464      25,574
                                                        --------    --------    --------    --------

Income from operations                                     5,137         176       9,715       1,866

Nonoperating income and (expense):
   Interest income                                            60          56         227         230
   Interest expense                                         (567)       (268)     (1,407)       (744)
                                                        --------    --------    --------    --------

Income (loss) from continuing operations before
     income taxes                                          4,630         (36)      8,535       1,352
Income tax expense (benefit)                               1,556        (153)      2,773         (72)
                                                        --------    --------    --------    --------

Income from continuing operations                          3,074         117       5,762       1,424
Gain on sale of discontinued operations, net of taxes        -           -           159         231
                                                        --------    --------    --------    --------

Net income                                              $  3,074    $    117    $  5,921    $  1,655
                                                        ========    ========    ========    ========

Net income per common share:
   Income from continuing operations                    $    .35    $    .01    $    .66    $    .16
   Gain on sale of discontinued operations                   -           -           .02         .03
                                                        --------    --------    --------    --------
Net income per share                                    $    .35    $    .01    $    .68    $    .19
                                                        ========    ========    ========    ========

Weighted average common shares outstanding                 8,759       8,760       8,759       8,760
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

                                ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (in thousands)



                                                             For the nine months
                                                             ended September 30,
                                                       -------------------------------
                                                          1996                 1995
                                                       ----------           ----------
Cash flows from operating activities:
  Cash received from oil and gas operations            $   32,034           $   24,206
  Cash paid for oil and gas operations,
    including general and administrative expenses          (9,868)              (9,323)
  Exploration expenses                                     (4,035)              (2,764)
  Interest and other receipts                                 381                  393
  Interest paid                                            (1,300)                (479)
  Income taxes paid                                          (102)                (278)
                                                       ----------           ----------
    Net cash provided by operating activities              17,110               11,755
                                                       ----------           ----------

Cash flows from investing activities:
  Proceeds from sale of oil and gas properties                146                2,227
  Capital expenditures, including dry hole costs          (20,017)             (14,609)
  Acquisition of oil and gas properties                   (13,557)              (9,005)
  Investment in St. Mary Operating Company                  3,059                  -
  Investment in Summo Minerals Corporation                    -                 (2,042)
  Other                                                       271                  167
                                                       ----------           ----------
    Net cash used by investing activities                 (30,098)             (23,262)
                                                       ----------           ----------

Cash flows from financing activities:
  Proceeds from long-term debt                             23,650                5,380
  Repayment of long-term debt                              (6,928)              (1,745)
  Dividends paid                                           (1,051)              (1,051)
  Purchase of treasury and common stock                        (1)                 (44)
                                                       ----------           ----------
    Net cash provided by financing activities              15,670                2,540
                                                       ----------           ----------

Net increase (decrease) in cash and cash equivalents        2,682               (8,967)
Cash and cash equivalents at beginning of period            1,723                9,976
                                                       ----------           ----------

Cash and cash equivalents at end of period             $    4,405           $    1,009
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

The Company accounts for its investment in the Russian joint venture using the equity method of accounting. For the nine months ended September 30, 1996, the Company has recorded a gain of $405,000 as its equity in income from the Russian joint venture.

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


                                     Pro Forma for the Nine Months Ended
                                                September 30,
                                     -----------------------------------
                                   (in thousands, except per share amounts)

                                          1996                 1995
                                     --------------       --------------

Total operating revenues             $      41,817        $      30,036
                                     ==============       ==============

Income from continuing operations    $       6,156        $       2,005
                                     ==============       ==============

Income per common share from
   continuing operations             $         .70        $         .23
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

                       St. Mary Land & Exploration Company



November 15, 1996                    By  /S/ MARK A. HELLERSTEIN
                                         ------------------------
                                         Mark A. Hellerstein
                                         President and Chief Executive Officer


November 15, 1996                    By  /S/ RICHARD C. NORRIS
                                         ------------------------
                                         Richard C. Norris
                                         Vice President - Accounting and
                                         Administration and Chief Accounting
                                         Officer