Form 10-Q/A
period 1996-06-30
ST MARY LAND & EXPLORATION CO
filed 1997-02-04
CIK 893538

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                  FORM 10-Q/A-1

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

THIS AMENDMENT ON FORM 10-Q/A-1 TO THE REGISTRANT'S FORM 10-Q/A FOR THE QUARTER ENDED JUNE 30, 1996 IS BEING FILED TO INCLUDE NOTE 3 TO THE FINANCIAL STATEMENTS REGARDING THE COMPANY'S AMENDED AND RESTATED CREDIT FACILITY EXECUTED IN JUNE 1996. THIS AMENDMENT ALSO INCLUDES ADJUSTMENTS TO GAIN ON SALE OF DISCONTINUED OPERATIONS, NET OF INCOME TAXES, AND NET INCOME FOR THE THREE MONTHS ENDED JUNE 30,1995 AND FOR THE SIX MONTHS ENDED JUNE 30, 1995, WITH CORRESPONDING
ADJUSTMENTS TO NET INCOME PER COMMON SHARE AS NECESSARY. ALSO INCLUDED ARE CORRESPONDING ADJUSTMENTS TO NET INCOME AND OTHER ON THE CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 1995. THIS AMENDMENT ALSO INCLUDES A RECLASSIFICATION OF A PORTION OF THE STOCK APPRECIATION RIGHTS LIABILITY TO CURRENT FROM LONG TERM AS OF JUNE 30, 1996. ALL OTHER INFORMATION IN THE ORIGINAL FORM 10-Q/A IS UNCHANGED.


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

                                Exhibit No. 27    Financial Data Schedule

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                         ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                                                      CONSOLIDATED BALANCE SHEETS
                                                 (In thousands, except share amounts)

                                                             ASSETS                   June 30,          December 31,
                                                                                 -------------------------------------
                                                                                        1996                1995
                                                                                 ----------------   ------------------
Current assets:
   Cash and cash equivalents                                                     $         5,791    $           1,723
   Accounts receivable                                                                    15,268                8,068
   Prepaid expenses                                                                        1,431                  850
   Refundable income taxes                                                                    65                  176
                                                                                 ----------------      ---------------
          Total current assets                                                            22,555               10,817
                                                                                 ----------------      ---------------

Property and equipment (successful efforts method), at cost:
   Proved oil and gas properties                                                         185,078              165,750
   Unproved oil and gas properties, net                                                   14,533               11,752
   Other                                                                                   3,318                2,535
                                                                                 ----------------      ---------------
                                                                                         202,929              180,037
   Less accumulated depletion, depreciation, amortization and impairment                (114,329)            (108,392)
                                                                                 ----------------      ---------------
                                                                                          88,600               71,645
                                                                                 ----------------      ---------------
Other assets:
   Investment in Russian joint venture                                                     4,607                4,140
   Investment in Summo Minerals Corporation                                                4,616                4,842
   Other assets                                                                            3,829                4,682
                                                                                 ----------------      ---------------
                                                                                          13,052               13,664
                                                                                 ----------------      ---------------
                                                                                 $       124,207       $       96,126
                                                                                 ================      ===============

                                                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                              $        15,834       $        7,715
   Stock appreciation rights                                                               1,202                  -
                                                                                 ----------------      ---------------
                                                                                          17,036                7,715
                                                                                 ----------------      ---------------
Long-term liabilities:
   Long-term debt                                                                         35,573               19,602
   Deferred income taxes                                                                   2,251                1,228
   Stock appreciation rights                                                                 597                1,178
   Other noncurrent liabilities                                                              282                  121
                                                                                 ----------------      ---------------
                                                                                          38,703               22,129
                                                                                 ----------------      ---------------
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

                                         ST. MARY LAND & EXPORATION COMPANY AND SUBSIDIARIES
                                                   CONSOLIDATED STATEMENTS OF INCOME
                                               (In thousands, except per share amounts)

                                                                        Three months ended                   Six months ended
                                                                             June 30,                            June 30,
                                                                  --------------------------------     -----------------------------
                                                                       1996               1995             1996             1995
                                                                  -------------      -------------     ------------     ------------
Operating revenues:
   Oil and gas production                                         $     13,337       $      8,931      $    24,745      $    17,552
   Gain (loss) on sale of proved properties                                -                  -                -              1,150
   Gas contract settlements and other revenues                             263                 94              285              357
                                                                  -------------      -------------     ------------     ------------
          Total operating revenues                                      13,600              9,025           25,030           19,059
                                                                  -------------      -------------     ------------     ------------

Operating expenses:
   Oil and gas production                                                2,970              2,564            5,926            4,953
   Depletion, depreciation and amortization                              2,947              2,417            5,874            4,986
   Impairment of proved properties                                         -                1,219              -              1,662
   Exploration                                                           1,792              1,102            4,329            2,208
   Abandonment and impairment of unproved properties                       299                319              549              557
   General and administrative                                            1,596                981            3,680            2,656
   Gas contract disputes and other                                          16                 62               93              129
   Loss in equity investees                                                112                147                1              218
                                                                  -------------      -------------     ------------     ------------
          Total operating expenses                                       9,732              8,811           20,452           17,369
                                                                  -------------      -------------     ------------     ------------

Income from operations                                                   3,868                214            4,578            1,690

Nonoperating income and (expense):
   Interest income                                                         110                 98              167              174
   Interest expense                                                       (520)              (250)            (840)            (476)
                                                                  -------------      -------------     ------------     ------------

Income from continuing operations before income taxes                    3,458                 62            3,905            1,388
Income tax expense                                                      (1,160)               (11)          (1,217)             (81)
                                                                  -------------      -------------     ------------     ------------

Income from continuing operations                                        2,298                 51            2,688            1,307
Gain on sale of discontinued operations, net of income taxes                81                306              159              306
                                                                  -------------      -------------     ------------     ------------

Net income                                                        $      2,379       $        357      $     2,847      $     1,613
                                                                  =============      =============     ============     ============

Net income per common share:
   Income from continuing operations                              $        .27       $        .01      $       .31      $       .15
   Gain on sale of discontinued operations                                 .01                .03              .02              .03
                                                                  -------------      -------------     ------------     ------------
Net income per share                                              $        .28       $        .04      $       .33      $       .18
                                                                  =============      =============     ============     ============

Weighted average common shares outstanding                               8,759              8,760            8,759            8,761
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

                                           ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                                              (In thousands)




                                                                                     For the six months ended June 30,
                                                                                  -----------------------------------------
                                                                                       1996                      1995
                                                                                  ---------------           ---------------
Reconciliation of net income to net cash provided by operating activities:
  Net income                                                                      $        2,847            $        1,613
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depletion, depreciation and amortization                                               5,874                     4,986
    Impairment of proved properties                                                          -                       1,662
    Loss in equity investees                                                                   1                       -
    Gain on sale of oil and gas properties                                                   -                      (1,150)
    Dry hole costs                                                                         1,526                       193
    Abandonment and impairment of unproved properties                                        549                       557
    Deferred income taxes                                                                    979                      (214)
    Other                                                                                    642                      (306)
                                                                                  ---------------           ---------------
                                                                                          12,418                     7,341
  Changes in assets and liabilities:
    Accounts receivable                                                                   (2,928)                      (48)
    Refundable income taxes                                                                  111                       110
    Accounts payable and accrued expenses                                                    828                       501
    Deferred income taxes                                                                     43                       -
                                                                                  ---------------           ---------------
  Net cash provided by operating activities                                       $       10,472            $        7,904
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

              ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES

Note 3 - Credit Facility

On April 1, 1996 the Company amended and restated its Credit Facility with two banks to provide a $60 million collateralized three-year revolving loan facility which thereafter converts at the Company's option to a five-year term loan. The amount which may be borrowed from time to time will depend upon the value of the Company's oil and gas properties and other assets. The Company's borrowing base, which is re-determined annually, is currently $40 million and is expected to increase for 1997 based on the increase in the Company's estimated net proved reserves in 1996. Outstanding revolving loan balances under the Company's Credit Facility, which were $24.5 million at June 30, 1996, accrue interest at rates determined by the Company's debt to total capitalization ratio. During the revolving period of the loan, loan balances accrue interest at the Company's option of either the banks' prime rate or LIBOR plus 1/2% when the Company's debt to total capitalization is less than 30%, up to a maximum of either the banks' prime rate plus 1/8% or LIBOR plus 1 1/4% when the Company's debt to total capitalization ratio exceeds 50%. The Credit Facility is collateralized by a mortgage of substantially all of the Company's domestic oil and gas properties. The Credit Facility provides for, among other things, covenants limiting additional recourse indebtedness of the Company, investments or disposition of assets by the Company and certain restrictions on the payment of cash dividends to holders of the Common Stock.

Note 4 - Contingencies

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

Note 5 - Income Taxes

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

     Net Income. Net income increased $2.0 million or 566% to $2.4 million in the second quarter 1996 compared to $357,000 in 1995 primarily as a result of substantially higher sales volumes and product prices causing a $4.6 million increase in total revenues.

     Net income for the six months ended June 30, 1996 increased $1.2 million or 77% to $2.8 million compared to $1.6 million in 1995 because of higher production and prices resulting in a $7.2 million increase in oil and gas production revenues, partially offset by a $2.1 million increase in exploration expense and a $1.0 million increase in general and administrative expenses. The 1995 net income also included a pre-tax gain of $1.2 million on the sale of producing properties.

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

    The Company had $5.8 million in cash and cash equivalents and working capital of $5.5 million as of June 30, 1996 compared to $1.7 million of cash and cash equivalents and working capital of $3.1 million at December 31, 1995.

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

                                       St. Mary Land & Exploration Company



February 4, 1997                       By  /s/  MARK A. HELLERSTEIN
                                           ------------------------
                                           Mark A. Hellerstein
                                           President and Chief Executive Officer


February 4, 1997                       By  /s/  RICHARD C. NORRIS
                                           ------------------------
                                           Richard C. Norris
                                           Vice President - Accounting and
                                           Administration and Chief Accounting
                                           Officer