Form 10-Q/A
period 1996-09-30
ST MARY LAND & EXPLORATION CO
filed 1997-02-04
CIK 893538

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------


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

THIS AMENDMENT ON FORM 10-Q/A-1 TO THE REGISTRANT'S FORM 10-Q/A FOR THE QUARTER ENDED SEPTEMBER 30, 1996 IS BEING FILED TO INCLUDE NOTE 3 TO THE FINANCIAL STATEMENTS REGARDING THE COMPANY'S AMENDED AND RESTATED CREDIT FACILITY EXECUTED IN JUNE 1996.THIS AMENDMENT ALSO INCLUDES A RECLASSIFICATION BETWEEN COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL AS OF SEPTEMBER 30, 1996 AND INCLUDES A RECLASSIFICATION BETWEEN (INCOME) LOSS IN EQUITY INVESTEES AND OTHER IN THE CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995. GAIN ON SALE OF DISCONTINUED OPERATIONS, NET OF TAXES AND NET INCOME FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 HAS BEEN ADJUSTED WITH CORRESPONDING ADJUSTMENTS IN THE CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995. THIS AMENDMENT ALSO INCLUDES A RECLASSIFICATION OF A PORTION OF THE STOCK APPRECIATION RIGHTS LIABILITY TO CURRENT FROM LONG-TERM AS OF SEPTEMBER 30, 1996. ALL OTHER INFORMATION CONTAINED IN THE ORIGINAL FORM 10-Q/A IS UNCHANGED.



                       ST. MARY LAND & EXPLORATION COMPANY
                       -----------------------------------

                                      INDEX
                                      -----


Part I.   FINANCIAL INFORMATION                                    PAGE

          Item 1.     Financial Statements

                      Consolidated Balance
                      Sheets - September 30, 1996 and
                      December 31, 1995 ...........................   3

                      Consolidated Statements of
                      Income - Nine Months Ended
                      September 30, 1996 and 1995 .................   4

                      Consolidated Statements of
                      Cash Flows - Nine Months Ended
                      September 30, 1996 and 1995 .................   5

          Item 2.     Management's Discussion and Analysis
                      of Financial Condition and Results
                      of Operations ...............................  10


Part II.  OTHER INFORMATION

          Item 4.     Submission of Matters to a Vote
                      of Security Holders .........................  16


          Item 6.     Exhibits and Reports on Form 8-K ............  16

                      Exhibits

                      Exhibit No. 27      Financial Data Schedule


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEETS
                                        (In thousands, except share amounts)

                                                       ASSETS                  September 30,     December 31,
                                                                               ------------------------------
                                                                                  1996                1995
                                                                               ----------          ----------
Current assets:
   Cash and cash equivalents                                                   $    4,405          $    1,723
   Accounts receivable                                                             20,707               8,068
   Prepaid expenses                                                                 2,146                 850
   Refundable income taxes                                                             35                 176
                                                                               ----------          ----------
          Total current assets                                                     27,293              10,817
                                                                               ----------          ----------

Property and equipment (successful efforts method), at cost:
   Proved oil and gas properties                                                  191,670             165,750
   Unproved oil and gas properties, net                                            15,306              11,752
   Other                                                                            3,414               2,535
                                                                               ----------          ----------
                                                                                  210,390             180,037
   Less accumulated depletion, depreciation, amortization and impairment         (117,586)           (108,392)
                                                                               ----------          ----------
                                                                                   92,804              71,645
                                                                               ----------          ----------
Other assets:
   Investment in Russian joint venture                                              4,788               4,140
   Investment in Summo Minerals Corporation                                         4,483               4,842
   Other assets                                                                     3,312               4,682
                                                                               ----------          ----------
                                                                                   12,583              13,664
                                                                               ----------          ----------
                                                                               $  132,680          $   96,126
                                                                               ==========          ==========

                                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                            $   19,691          $    7,715
   Stock appreciation rights                                                        1,183                 -
                                                                               ----------          ----------
                                                                                   20,874               7,715
                                                                               ----------          ----------
Long-term liabilities:
   Long-term debt                                                                  36,324              19,602
   Deferred income taxes                                                            3,427               1,228
   Stock appreciation rights                                                          599               1,178
   Other noncurrent liabilities                                                       316                 121
                                                                               ----------          ----------
                                                                                   40,666              22,129
                                                                               ----------          ----------
Commitments and contingencies

Stockholders' equity:
   Common stock, $.01 par value: authorized - 15,000,000 shares;
        issued and outstanding - 8,759,214 shares in 1996 and
        8,761,855 shares in 1995                                                       88                  88
   Additional paid-in capital                                                      15,800              15,835
   Retained earnings                                                               55,248              50,378
   Unrealized gain on marketable equity securities-available for sale                   4                  15
   Treasury stock - 2,572 shares, at cost                                             -                   (34)
                                                                               ----------          ----------
          Total stockholders' equity                                               71,140              66,282
                                                                               ----------          ----------
                                                                               $  132,680          $   96,126
                                                                               ==========          ==========

                                     The accompanying notes are an integral part of these consolidated financial statements.

                                 ST. MARY LAND & EXPORATION COMPANY AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF INCOME
                                      (In thousands, except per share amounts)

                                                         Three months ended       Nine months ended
                                                            September 30,            September 30,
                                                        --------------------     -------------------
                                                           1996       1995         1996        1995
                                                        --------    --------     --------   --------
Operating revenues:
   Oil and gas production                               $ 14,944    $  8,308    $ 39,689    $ 25,860
   Gain (loss) on sale of proved properties                  -           (98)        -         1,052
   Gas contract settlements and other revenues               205         171         490         528
                                                        --------    --------    --------    --------
          Total operating revenues                        15,149       8,381      40,179      27,440
                                                        --------    --------    --------    --------

Operating expenses:
   Oil and gas production                                  3,336       2,723       9,262       7,676
   Depletion, depreciation and amortization                3,270       2,198       9,144       7,184
   Impairment of proved properties                           -            11         -         1,673
   Exploration                                             1,359       1,475       5,688       3,683
   Abandonment and impairment of unproved properties         691         202       1,240         759
   General and administrative                              1,386       1,473       5,066       4,129
   Gas contract disputes and other                            18          56         111         184
   (Income) loss in equity investees                         (48)         67         (47)        286
                                                        --------    --------    --------    --------
          Total operating expenses                        10,012       8,205      30,464      25,574
                                                        --------    --------    --------    --------

Income from operations                                     5,137         176       9,715       1,866

Nonoperating income and (expense):
   Interest income                                            60          56         227         230
   Interest expense                                         (567)       (268)     (1,407)       (744)
                                                        --------    --------    --------    --------

Income (loss) from continuing operations before
     income taxes                                          4,630         (36)      8,535       1,352
Income tax expense (benefit)                               1,556        (153)      2,773         (72)
                                                        --------    --------    --------    --------

Income from continuing operations                          3,074         117       5,762       1,424
Gain on sale of discontinued operations, net of taxes        -           -           159         306
                                                        --------    --------    --------    --------

Net income                                              $  3,074    $    117    $  5,921    $  1,730
                                                        ========    ========    ========    ========

Net income per common share:
   Income from continuing operations                    $    .35    $    .01    $    .66    $    .17
   Gain on sale of discontinued operations                   -           -           .02         .03
                                                        --------    --------    --------    --------
Net income per share                                    $    .35    $    .01    $    .68    $    .20
                                                        ========    ========    ========    ========

Weighted average common shares outstanding                 8,759       8,760       8,759       8,760
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

                                ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                                   (in thousands)




                                                                                  For the nine months
                                                                                  ended September 30,
                                                                             -----------------------------
                                                                                1996               1995
                                                                             ----------         ----------
Reconciliation of net income to net cash provided by operating activities:
  Net income                                                                 $    5,921         $    1,730
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depletion, depreciation and amortization                                      9,144              7,184
    Impairment of proved properties                                                 -                1,673
    (Income) Loss in equity investees                                               (47)               286
    Gain on sale of oil and gas properties                                          -               (1,052)
    Dry hole costs                                                                1,956                940
    Abandonment and impairment of unproved properties                             1,240                759
    Deferred income taxes                                                         2,271                 42
    Other                                                                           455               (417)
                                                                             ----------         ----------
                                                                                 20,940             11,145
  Changes in assets and liabilities:
    Accounts receivable                                                          (8,619)               466
    Refundable income taxes                                                         141               (437)
    Accounts payable and accrued expenses                                         4,720                581
    Deferred income taxes                                                           (72)               -
                                                                             ----------         ----------
  Net cash provided by operating activities                                  $   17,110         $   11,755
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
                                     ==============       ==============

Note 3 - Credit Facility

On April 1, 1996 the Company amended and restated its Credit Facility with two banks to provide a $60 million collateralized three-year revolving loan facility which thereafter converts at the Company's option to a five-year term loan. The amount which may be borrowed from time to time will depend upon the value of the Company's oil and gas properties and other assets. The Company's borrowing base, which is re-determined annually, is currently $40 million and is expected to increase for 1997 based on the increase in the Company's estimated net proved reserves in 1996. Outstanding revolving loan balances under the Company's Credit Facility, which were $25.4 million at September 30, 1996, accrue interest at rates determined by the Company's debt to total capitalization ratio. During the revolving period of the loan, loan balances accrue interest at the Company's option of either the banks' prime rate or LIBOR plus 1/2% when the Company's debt to total capitalization is less than 30%, up to a maximum of either the banks' prime rate plus 1/8% or LIBOR plus 1 1/4% when the Company's debt to total capitalization ratio exceeds 50%. The Credit Facility is collateralized by a mortgage of substantially all of the Company's domestic oil and gas properties. The Credit Facility provides for, among other things, covenants limiting additional recourse indebtedness of the Company, investments or disposition of assets by the Company and certain restrictions on the payment of cash dividends to holders of the Common Stock.

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

Note 5 - Income Taxes

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

     Net income for the nine months ended September 30, 1996 increased $4.3 million or 242% to $5.9 million compared to $1.7 million in 1995 because of higher production and prices resulting in a $7.2 million increase in oil and gas production revenues, partially offset by the associated higher production expenses and DD&A, a $2.0 million increase in exploration expense and a $937,000 increase in general and administrative expenses. The 1995 net income also included a pre-tax gain of $1.1 million on the sale of producing properties.

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

     The Company had $4.4 million in cash and cash equivalents and working capital of $6.4 million as of September 30, 1996 compared to $1.7 million of cash and cash equivalents and working capital of $3.1 million at December 31, 1995.

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