Form 10-Q
period 1997-03-31
ST MARY LAND & EXPLORATION CO
filed 1997-05-15
CIK 893538

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 1997

                                ----------------

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


     As of May 13, 1997, the registrant had 10,942,759 shares of Common Stock, $.01 par value, outstanding.

                       ST. MARY LAND & EXPLORATION COMPANY


                                      INDEX


Part I.   FINANCIAL INFORMATION                                           PAGE

          Item 1.   Financial Statements

                    Consolidated Balance
                    Sheets - March 31, 1997 and
                    December 31, 1996 .....................................  3

                    Consolidated Statements of
                    Income - Three Months Ended
                    March 31, 1997 and 1996 ...............................  4

                    Consolidated Statements of
                    Cash Flows - Three Months Ended
                    March 31, 1997 and 1996 ...............................  5

                    Notes to Consolidated  Financial Statements............  7


          Item 2.   Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations ......................................... 10


Part II.  OTHER INFORMATION

          Item 4.   Submission of Matters to a Vote
                    of Security Holders ................................... 16

          Item 6.   Exhibits and Reports on Form 8-K ...................... 16

                    Exhibits

                    Exhibit No. 27.1      Financial Data Schedule


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

              ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                     ASSETS
                                                                                 March 31,        December 31,
                                                                              --------------     --------------
                                                                                    1997              1996
                                                                              --------------     --------------
Current assets:
   Cash and cash equivalents                                                   $     27,129       $      3,338
   Accounts receivable                                                               19,746             21,443
   Prepaid expenses                                                                   1,976              1,115
   Refundable income taxes                                                              150                 57
   Investment in Russian joint venture held for sale                                    -                6,151
                                                                              --------------     --------------
          Total current assets                                                       49,001             32,104
                                                                              --------------     --------------

Property and equipment (successful efforts method), at cost:
   Proved oil and gas properties                                                    203,998            198,652
   Unproved oil and gas properties, net of impairment
           allowance of $2,480 in 1997 and $2,330 in 1996                            21,786             14,581
   Other                                                                              3,535              3,509
                                                                              --------------     --------------
                                                                                    229,319            216,742
   Less accumulated depletion, depreciation, amortization and impairment           (118,806)          (115,232)
                                                                              --------------     --------------
                                                                                    110,513            101,510
                                                                              --------------     --------------
Other assets:
   Ural Petroleum note receivable and stock                                          12,001                -
   Investment in Summo Minerals Corporation                                           5,020              4,884
   Restricted cash                                                                    1,008              2,918
   Other assets                                                                       2,971              2,855
                                                                              --------------     --------------
                                                                                     21,000             10,657
                                                                              --------------     --------------
                                                                               $    180,514       $    144,271
                                                                              ==============     ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                                       $     22,571       $     16,628
   Stock appreciation rights                                                            447              1,550
                                                                              --------------     --------------
          Total current liabilities                                                  23,018             18,178
                                                                              --------------     --------------

Long-term liabilities:
   Long-term debt                                                                     7,934             43,589
   Deferred income taxes                                                             10,566              5,790
   Stock appreciation rights                                                            890              1,195
   Other noncurrent liabilities                                                         404                359
                                                                              --------------     --------------
                                                                                     19,794             50,933
                                                                              --------------     --------------
Commitments and contingencies

Stockholders' equity:
   Common stock, $.01 par value: authorized  - 15,000,000 shares;
        issued and outstanding - 10,942,759 shares in 1997 and
        8,759,214  shares in 1996                                                       109                 88
   Additional paid-in capital                                                        67,151             15,801
   Retained earnings                                                                 70,459             59,303
   Unrealized gain (loss) on marketable equity securities-available for sale            (17)               (32)
                                                                              --------------     --------------
          Total stockholders' equity                                                137,702             75,160
                                                                              --------------     --------------
                                                                               $    180,514       $    144,271
                                                                              ==============     ==============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

               ST. MARY LAND & EXPORATION COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                                                            Three months ended
                                                                                 March 31,
                                                                    ----------------------------------
                                                                         1997                1996
                                                                    --------------      --------------
Operating revenues:
   Oil and gas production                                            $     21,030        $     11,408
   Gain on sale of proved properties                                        9,723                 -
   Other revenues                                                             108                  22
                                                                    --------------      --------------
          Total operating revenues                                         30,861              11,430
                                                                    --------------      --------------

Operating expenses:
   Oil and gas production                                                   3,978               2,956
   Depletion, depreciation and amortization                                 3,997               2,927
   Exploration                                                              1,389               2,537
   Abandonment and impairment of unproved properties                          150                 250
   General and administrative                                               3,021               2,084
   Other                                                                      (35)                 77
   Income in equity investees                                                 (87)               (111)
                                                                    --------------      --------------
          Total operating expenses                                         12,413              10,720
                                                                    --------------      --------------

Income from operations                                                     18,448                 710

Nonoperating income and (expense):
   Interest income                                                            178                  57
   Interest expense                                                          (582)               (320)
                                                                    --------------      --------------

Income from continuing operations before income taxes                     18,044                 447
Income tax expense                                                         6,449                  57
                                                                    -------------      --------------

Income from continuing operations                                         11,595                 390
Gain on sale of discontinued operations, net of taxes                        -                    78
                                                                    -------------      --------------

Net income                                                           $    11,595        $        468
                                                                    =============      ==============

Net income per common share:
   Income from continuing operations                                 $      1.20        $        .04
   Gain on sale of discontinued operations                                    -                  .01
                                                                    =============      ==============
Net income per share                                                 $      1.20        $        .05
                                                                    =============      ==============

Weighted average common shares outstanding                                 9,663               8,759
                                                                    =============      ==============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

              ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                       For the three months ended
                                                                                March 31,
                                                                   ----------------------------------
                                                                        1997                1996
                                                                   --------------      --------------
Cash flows from operating activities:
  Cash received from oil and gas operations                         $     20,800        $      9,091
  Cash paid for oil and gas operations,
   including general and administrative expenses                          (3,737)             (3,741)
  Exploration expenses                                                    (1,908)             (1,830)
  Interest and other receipts                                                 65                 (35)
  Interest paid                                                             (574)               (163)
  Income taxes paid                                                          (16)                 (1)
                                                                   --------------      --------------
     Net cash provided by operating activities                            14,630               3,321
                                                                   --------------      --------------

Cash flows from investing activities:
  Proceeds from sale of oil and gas properties                               367                  13
  Capital expenditures, including dry hole costs                         (12,193)             (6,148)
  Acquisition of oil and gas properties                                   (1,472)                -
  Purchase of interest in St. Mary Operating Company                         -                 1,750
  Sale of Russian joint venture                                            5,608                 -
  Investment in Summo Minerals Corporation                                  (251)                -
  Restricted cash                                                          1,932                 -
  Other                                                                      (90)              1,821
                                                                   --------------      --------------
     Net cash used in investing activities                                (6,099)            (2,564)
                                                                   --------------      --------------

Cash flows from financing activities:
  Proceeds from long-term debt                                             4,975               2,300
  Repayment of long-term debt                                            (40,630)               (550)
  Proceeds from sale of common stock, net of offering costs               51,355                 -
  Dividends paid                                                            (439)               (350)
  Other                                                                       (1)                 (1)
                                                                   --------------      --------------
     Net cash provided by financing activities                            15,260               1,399
                                                                   --------------      --------------

Net increase in cash and cash equivalents                                 23,791               2,156
Cash and cash equivalents at beginning of period                           3,338               1,723
                                                                   --------------      --------------

Cash and cash equivalents at end of period                          $     27,129        $      3,879
                                                                   ==============      ==============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

              ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                 (In thousands)

                                                                       For the three months ended
                                                                                March 31,
                                                                   ----------------------------------
                                                                        1997                1996
                                                                   --------------      --------------
Reconciliation of net income to net cash provided by
operating activities:
   Net income                                                       $     11,595        $        468
   Adjustments to reconcile net income to net
        cash provided by operating activities:
        Depletion, depreciation and amortization                           3,997               2,927
        Impairment of proved properties                                      -                   -
        Income in equity investees                                           (87)               (111)
        Gain on sale of proved properties                                 (9,723)                -
        Dry hole costs                                                       (30)                692
        Abandonment and impairment of unproved properties                    150                 250
        Deferred income taxes                                              4,627                 (49)
        Other                                                               (222)                (19)
                                                                   --------------      --------------
                                                                          10,307               4,158
   Changes in assets and liabilities, net of effect of purchase of interest in St. Mary Operating Company in 1996:
        Accounts receivable                                                2,180              (1,402)
        Refundable income taxes                                              (93)                -
        Accounts payable and accrued expenses                              2,086                 603
        Deferred income taxes                                                150                 (38)
                                                                   ==============      ==============
   Net cash provided by operating activities                        $     14,630        $      3,321
                                                                   ==============      ==============

   Supplemental schedule of noncash investing and financing activities:

   In March 1996, the Company acquired the remaining 35% shareholder interest in St. Mary Operating Company for $234,000 and assumed net liabilities of $339,000, including acquired cash of $3.1 million.

   In February 1997, the Company sold its interest in the Russian Joint Venture for $17,609,000, receiving $5,608,000 of cash, $1,869,000 of Ural Petroleum Corporation common stock, and a $10,132,000 receivable in a form equivalent to a retained production payment.

   In February 1997, the Company issued 3,600 shares of common stock to its directors and recorded compensation expense of $90,900.


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

              ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1997


Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of St. Mary Land & Exploration Company and Subsidiaries (the Company) for the year ended December 31, 1996. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in Form 10-K for the year ended December 31, 1996. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Form 10-K.

Note 2 - Investments

In March 1996, the Company completed its purchase of the remaining stock of St. Mary Operating Company ("SMOC"). The purchase increased the Company's ownership in SMOC from 65% to 100%. Through March 31, 1996 the Company accounted for its investment in SMOC using the equity method of accounting.

The Company, through subsidiaries, owned an 18% interest in a venture which is developing the Chernogorskoye oil field in western Siberia (the "Russian joint venture"). The Company accounted for its investment in the Russian joint venture using the equity method of accounting. In February 1997, the Company sold its interest in the Russian joint venture to Ural Petroleum Corporation ("UPC"). In accordance with the Acquisition Agreement, the Company received cash consideration of $5,608,000 before transaction costs, $1,869,000 of UPC common stock and a receivable in a form equivalent to a retained production payment of $10,132,000 plus interest at 10% per annum from the limited liability company formed to hold the Russian joint venture interest. The Company has recorded a gain on the sale of the Russian joint venture interest of $9,691,000. The Company had recorded income of $203,000 as its equity in income from the Russian joint venture for the period prior to the sale.

The Company accounts for its investment in Summo Minerals Corporation ("Summo") using the equity method of accounting. For the three months ended March 31, 1997, the Company has recorded a loss of $116,000 as its equity in the losses of Summo.

In June 1996, the Company completed the purchase of a 90% interest in certain of the assets of Siete Oil & Gas Corporation for approximately $10.0 million. The assets purchased consist primarily of oil and gas producing properties in the Permian Basin of west Texas and southeast New Mexico.

              ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES

The accompanying pro forma consolidated operating revenues, income from continuing operations and income per common share from continuing operations for the three months ended March 31, 1996 are presented to illustrate the effect of the properties purchased from Siete Oil & Gas Corporation on the Company's results of operations as if the transaction had occurred as of January 1, 1996.

The resulting pro forma information is not necessarily indicative of the results of operations of the Company as they may be in the future or as they might have been had the transaction actually occurred as of January 1, 1996.

                                       Pro Forma for the Three Months Ended
                                                  March 31, 1996
                                     ----------------------------------------
                                     (in thousands, except per share amounts)


Total operating revenues                          $     12,211
                                                 ==============

Income from continuing operations                 $        951
                                                 ==============

Income per common share from
    continuing operations                         $        .10
                                                 ==============

Note 3 - Capital Stock

On February 26, 1997, the Company closed the sale of 2,000,000 shares of common stock at $25.00 per share. On March 12, 1997, the Company closed the sale of an additional 180,000 shares pursuant to the underwriters' exercise of the over-allotment option. These transactions resulted in aggregate net proceeds of $51.3 million. The proceeds will be used to fund the Company's exploration, development and acquisition programs, and pending such use were used to repay borrowings under its credit facility.

Note 4 - Earnings per Share

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," effective for financial reports issued subsequent to December 15, 1997. SFAS No. 128 replaces the calculation of Primary Earnings per Share with a calculation called Basic Earnings per Share and replaces Fully Diluted Earnings per Share with a calculation called Diluted Earnings per Share. The following table shows the impact that adoption of SFAS No. 128, as of January 1, 1996, would have had on the Company's reported earnings per share.

              ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES

                                            For the Three Months Ended
                                                     March 31,
                                            --------------------------
                                               1997            1996
                                            ----------      ----------
Primary earnings per share (as reported)
   From continuing operations                $   1.20        $    .04
   From discontinued operations              $     -         $    .01

Basic earnings per share
   From continuing operations                $    1.21       $    .04
   From discontinued operations              $      -        $    .01

Fully Diluted earnings per share
   From continuing operations                $    1.20       $    .04
   From discontinued operations              $      -        $    .01

Diluted earnings per share
   From continuing operations                $    1.20       $    .04
   From discontinued operations              $      -        $    .01


Note 5 - Income Taxes

Federal income tax expense for 1997 and 1996 differs from the amount that would be provided by applying the statutory U.S. Federal income tax rate to income before income taxes primarily due to Section 29 tax credits and percentage depletion.

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

     The Company receives significant royalty income from its Louisiana fee lands. Revenues from the fee lands were $2.5 million for the first quarter 1997 compared to $1.4 million for the first quarter 1996. Management expects the Company's royalty income to increase significantly in 1997 with the completion of the St. Mary Land & Exploration No. 2 well at South Horseshoe Bayou in February 1997. This well is flowing approximately 20 million cubic feet of gas per day. The Company owns a 25% working interest and 22% royalty interest in this well for a combined net revenue interest of approximately 40%. The south Louisiana reserves tend to decline rapidly, therefore management anticipates lower revenue from the Louisiana fee lands in future years unless further exploration and development activity continues to offset the normal production decline of producing properties. The Company has been notified of several geologic objectives the lessees intend to test in 1997 based on 3-D seismic surveys.

    Included in the 1997 results are the operations of several acquisitions made during the past few years. In December 1995, the Company acquired two different interests in the Box Church Field located in Texas for $2.2 million and several additional interests in 1996 for $580,000. In June 1996, the Company acquired a 90% interest in certain assets of Siete Oil and Gas Corporation in the Permian Basin of west Texas and southeast New Mexico for $10.0 million and completed a series of follow-on acquisitions of other interests in the Siete properties totaling $3.4 million. In October 1996, the Company acquired additional interests from Sonat Exploration Company in its Elk City Field located in Oklahoma for $5.7 million. Several smaller acquisitions were also completed during 1996 totaling $2.8 million.

    In February 1997, the Company sold its interest in the Russian joint venture to Ural Petroleum Corporation ("UPC") for $17.6 million. The Company received $5.6 million in cash, before transaction costs, $1.9 million of UPC common stock and a receivable in a form equivalent to a retained production payment of $10.1 million plus interest at 10% per annum from the limited liability company formed to hold the Russian joint venture interest.

    In February 1997, the Company closed the sale of 2,000,000 shares of common stock at $25.00 per share and closed the sale of an additional 180,000 shares in March 1997, pursuant to the underwriters' exercise of the over-allotment option. These transactions resulted in aggregate net proceeds of $51.3 million.

     The Company seeks to protect its rate of return on acquisitions of producing properties by hedging up to the first 24 months of an acquisition's production at prices approximately equal to or greater than those used in the
Company's acquisition evaluation and pricing model. The Company also periodically uses hedging contracts to hedge or otherwise reduce the impact of oil and gas price fluctuations on production from each of its core operating areas. The Company's strategy is to ensure certain minimum levels of operating cash flow and to take advantage of windows of favorable commodity prices. The Company generally limits its aggregate hedge position to no more than 50% of its total production. The Company seeks to minimize basis risk and indexes the majority of its oil hedges to NYMEX prices and the majority of its gas hedges to various regional index prices associated with pipelines in proximity to the Company's areas of gas production. The Company has hedged approximately 29% of its estimated 1997 gas production at an average fixed NYMEX equivalent price of $1.94 per MMBtu and approximately 10% of its estimated 1997 oil production at an average fixed NYMEX price of $18.41 per Bbl. The Company has also purchased options resulting in price collars and price floors on approximately 20% of the Company's estimated 1997 oil production with price ceilings between $18.00 and $27.00 per Bbl and price floors at $18.00 per Bbl.

     This Quarterly Report on Form 10-Q includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including such matters as future capital, development and exploration expenditures (including the amount and nature thereof), drilling of wells, reserve estimates (including estimates of future net revenues associated with such reserves and the present value of such future net revenues), future production of oil and gas, repayment of debt, business strategies, expansion and growth of the Company's operations and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, general economic and business conditions, the business opportunities (or lack thereof) that may be presented to and pursued by the Company, changes in laws or regulations and other factors, many of which are beyond the control of the Company. Readers are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements.

Results of Operations

The following table sets forth selected operating and financial information for the Company:

                                           Three Months Ended March 31,
                                             1997               1996
                                         ------------       ------------
                                         (In thousands, except BOE data)
Oil and gas production
 revenues:
  Working interests                          $18,511           $ 10,012
  Louisiana royalties                          2,519              1,396
                                         ------------       ------------
   Total                                     $21,030           $ 11,408
                                         ============       ============

Production:
  Oil (Bbls)                                     296                261
  Gas (Mcf)                                    5,470              3,318
                                         ------------       ------------
  BOE equivalent (6:1)                         1,208                814
                                         ============       ============

Prices:
  Oil                                        $ 20.37           $  17.48
  Gas                                           2.74               2.07

Oil and gas production costs:
  Lease operating expense                    $ 2,422           $  2,114
  Production taxes                             1,556                842
                                         ------------       ------------
   Total                                     $ 3,978           $  2,956
                                         ============       ============

Statistics per BOE equivalent (6:1)
  Sales price                                $ 17.41           $  14.01
  Lease operating expense                       2.00               2.60
  Production taxes                              1.29               1.03
                                         ------------       ------------
    Operating margin                         $ 14.12           $  10.38
                                         ============       ============
  Depreciation, depletion and
    amortization                                3.31               3.60
  Impairment of producing properties             -                  -
  General and administrative                    2.50               2.56


         Oil and Gas Production Revenues. Oil and gas production revenue increased $9.6 million, or 84% to $21.0 million for the first quarter 1997 compared to $11.4 million in 1996. Oil production volumes increased 13% and gas production increased 65% for the first quarter 1997 compared to the 1996 period. Average net daily production was 13,423 BOE for the first quarter 1997 compared to 8,937 BOE in 1996. The production increase resulted from new properties acquired and drilled during the past year. The Company also experienced some production loss due to freezing during the first quarter of 1996. The average oil price for the first quarter 1997 increased 17% to $20.37 per barrel, while gas prices increased 32% to $2.74 per Mcf, from their respective 1996 levels. The Company has hedged approximately 10% of its remaining 1997 oil production at an average $18.41 per barrel NYMEX price. The Company realized a $211,000 decrease in oil revenue or $.71 per barrel for 1997 on these contracts compared to a $50,000 decrease or $.19 per barrel in 1996. The Company has also hedged approximately 29% of its remaining 1997 gas production at an average NYMEX price of $1.94 per MCF. The Company realized an $895,000 decrease in gas revenues or $.16 per MCF for 1997 from these hedge contracts compared to a $464,000 decrease in 1996.

    Oil and Gas Production Costs. Oil and gas production costs consist of lease operating expense and production taxes. Total production costs increased $1.0 million, or 35% to $4.0 million in the first quarter 1997 compared to $3.0 million in 1996. However, total production costs per BOE decreased 9% to $3.29 for the first quarter 1997 compared with $3.63 for 1996.

    Depreciation, Depletion, Amortization and Impairment. Depreciation, depletion and amortization ("DD&A") increased 37% to $4.0 million for the first quarter 1997 compared with $2.9 million in 1996 because of increased production from reserve acquisitions and new wells drilled. However, DD&A per BOE declined to $3.31 in the first quarter 1997 compared to $3.60 in 1996. There was no expense for impairment of producing oil and gas properties in either of the first quarters of 1997 and 1996.

     Abandonment and impairment expenses for unproved properties decreased 40% to $150,000 in the first quarter 1997 compared with $250,000 in 1996.

    Exploration. Exploration expense decreased $1.1 million to $1.4 million in the first quarter 1997 compared to $2.5 million in 1996 because several larger 3-D seismic programs were completed in 1996 combined with better exploratory drilling results in the first quarter of 1997 compared with 1996.

    General and Administrative. General and administrative expenses increased 45% to $3.0 million in the first quarter 1997 compared to $2.1 million in 1996 because compensation expense associated with the cash bonus plan increased $935,000 and increased professional fees.

    Legal disputes and other consist of legal and settlement expenses in connection with disputes in the normal course of business and the Company's mining activities. This expense decreased to $(35,000) in the first quarter 1997 compared to $77,000 in 1996 due to an insurance reimbursement of previously paid settlement costs.

    Non-Operating Income and Expense. Net interest expense increased $141,000 to $404,000 in the first quarter 1997 compared to $263,000 of net interest expense in 1996 as a result of higher debt levels prior to the repayment of debt with the proceeds of the sale of common stock.

    Income Taxes. The effective income tax rate for the first quarter 1997 increased to 36% compared to 13% in 1996 because of the decreased impact of
Section 29 tax credits, percentage depletion, and the effects of state income taxes which resulted from the $17.6 million increase in net income from continuing operations before income taxes. Section 29 tax credits and percentage depletion reduced statutory rates for both periods.

    Net Income. Net income for the first quarter 1997 increased $11.1 million to $11.6 million compared to $469,000 in 1996. This increase resulted from the $9.7 million gain on the sale of the Company's interest in the Russian joint venture in 1997 and by higher operating income resulting from significantly increased production and higher product prices partially offset by increased operating expenses.

Liquidity and Capital Resources

    The Company's primary sources of liquidity are the cash provided by operating activities, debt financing and during the first quarter 1997, the issuance of common stock. The Company's cash needs are for the acquisition, exploration and development of oil and gas properties, debt obligations, payment of trade payables and payment of dividends to stockholders. The Company generally finances its exploration and development programs from internally generated cash flow and continually reviews its capital expenditure budget based on changes in cash flow and other factors.

    Cash Flow. The Company's net cash provided by operating activities increased 341% to $14.6 million in the first quarter 1997 compared to $3.3 million in the first quarter 1996. A $11.7 million increase in cash received from oil and gas operations was partially offset by a $411,000 increase in interest expense paid.

     Net cash used in investing activities increased 138% to $6.1 million in the first quarter 1997 compared with $2.6 million in the first quarter 1996 due to a $7.5 million increase in capital expenditures and acquisitions. Total capital expenditures in the first quarter 1997 increased 6.0 million to $12.2 million compared to $6.1 million in the first quarter 1996 due to increased drilling activity. In the first quarter 1997, there were $1.5 million of acquisitions of additional interests in properties purchased from Siete Oil & Gas Corporation in 1996. There were no acquisitions in the first quarter of 1996.

    Net cash provided by financing activities was $15.3 million in the first quarter 1997 compared to $1.4 million in the first quarter 1996. In February 1997, the Company closed the sale of 2,000,000 shares of common stock at $25.00 per share. In March 1997, the Company closed the sale of an additional 180,000 shares pursuant to the underwriters' exercise of the over-allotment option. These transactions resulted in aggregate net cash proceeds of $51.4 million. During the first quarter 1997, the Company received $5.0 million from borrowings under the Company's credit facility and used $40.6 million to repay the Company's and Panterra's credit facilities, compared to a net increase in borrowings of $1.8 million in the first quarter 1996.

    The Company had $27.1 million in cash and cash equivalents and working capital of $26.0 million as of March 31, 1997 compared to $3.3 million of cash and cash equivalents and working capital of $13.9 million at December 31, 1996. This increase resulted primarily from the proceeds of the equity offering and sale of the Company's Russian joint venture interest in February 1997, offset by an increase in trade accounts payable due to increased drilling activity.

    Credit Facility. In April 1996, the Company extended its credit facility with two banks to provide a $60 million secured three-year revolving loan which thereafter converts at the Company's option to a five-year amortizing loan. The amount which may be borrowed from time to time will depend upon the value of the Company's oil and gas properties and other assets. The Company's borrowing base is currently $60 million and is redetermined semi-annually. The Company reduced this commitment in 1997 until the next redetermination to $10 million. During the first quarter 1997, the Company repaid the outstanding debt under this facility of $33.9 million at December 31, 1996. When the debt to capitalization ratio is less than 30%, the loans accrue interest at the Company's option of either the banks' prime rate or LIBOR plus 1/2% and 3/4% for the revolving and term loans, respectively. The interest rate increases as the Company's debt to capitalization ratio increases. The loan under the credit facility is collateralized by substantially all of the Company's producing oil and gas properties. The credit facility provides for, among other things, covenants including maintenance of stockholders' equity at a specified level, limitations on additional indebtedness and payment of dividends.

    Panterra, in which the Company has a 74% ownership, also has a credit facility with a $26 million borrowing base and $10.7 million outstanding as of March 31, 1997. The partnership intends to use the available credit to fund a portion of the 1997 capital expenditures.

    Outlook. The Company believes that its existing capital resources, cash flow from operations and available borrowings are sufficient to meet its anticipated capital and operating requirements for 1997.

    For 1997, the Company anticipates spending approximately $65 million for capital and exploration expenditures with $15 million allocated for domestic acquisitions, $43 million for low to moderate risk domestic exploration and development and $7 million for large target, higher risk domestic exploration and development.

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

    On February 12, 1997, the Company sold its Russian joint venture to Ural Petroleum Corporation ("UPC"). The Company received cash consideration of approximately $5.6 million, before transaction costs, approximately $1.9 million of UPC common stock and a receivable in a form equivalent to a retained production payment of approximately $10.1 million plus interest at 10% per annum from the limited liability company formed to hold the Russian joint venture. The Company's receivable is collateralized by the partnership interest sold. The Company has the right, subject to certain conditions, to require UPC to purchase the Company's receivable from the net proceeds of an initial public offering of UPC common stock or alternatively, the Company may elect to convert all or a portion of its receivable into UPC common stock immediately prior to an initial public offering of UPC common stock.

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

Effects of Inflation and Changing Prices

The Company's results of operations and cash flow are affected by changing oil and gas prices. If oil and gas prices increase, there could be a corresponding increase in the cost to the Company for drilling and related services as well as an increase in revenues. Within the United States, inflation has had a minimal effect on the Company. The Company's foreign interests may be adversely affected by inflation in Russia and other countries. The Company cannot predict the extent of any such effect.

PART II.  OTHER INFORMATION


Item 4.      Submission of Matters to a Vote of Security Holders

             There were no matters submitted to a vote of shareholders.


Item 6.      Exhibits and Reports on Form 8-K

             (a)   Exhibits

                   Exhibit             Description
                   -------             -----------
                     27                Financial Data Schedule

             (b) A report dated January 28, 1997 was filed on Form 8-K to submit certain exhibits.

             (c) A report dated February 18, 1997 was filed on Form 8-K regarding the press release for the South Horseshoe Bayou discovery.

                                   SIGNATURES


         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            St. Mary Land & Exploration Company



May 14, 1997                By  /s/ Mark A. Hellerstein
                                -----------------------
                                Mark A. Hellerstein
                                President and Chief Executive Officer


May 14, 1997                By  /s/ Richard C. Norris
                                -----------------------
                                Richard C. Norris
                                Vice President - Accounting and Administration
                                and Chief Accounting Officer