Form 10-Q
period 1997-06-30
ST MARY LAND & EXPLORATION CO
filed 1997-08-14
CIK 893538

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------


                                    FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 1997


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


As of August 12, 1997, the registrant had 10,980,423 shares of Common Stock, $.01 par value, outstanding.

                       ST. MARY LAND & EXPLORATION COMPANY


                                      INDEX


Part I.    FINANCIAL INFORMATION                                          PAGE

           Item 1.   Financial Statements (Unaudited)

                     Consolidated Balance
                     Sheets - June 30, 1997 and
                     December 31, 1996....................................  3

                     Consolidated Statements of
                     Income - Three Months Ended
                     June 30, 1997 and 1996; Six Months
                     Ended June 30, 1997 and 1996 ........................  4

                     Consolidated Statements of
                     Cash Flows - Six Months Ended
                     June 30, 1997 and 1996...............................  5

                     Notes to Consolidated Financial
                     Statements - June 30, 1997 ..........................  7


           Item 2.   Management's Discussion and Analysis
                     of Financial Condition and Results
                     of Operations........................................ 10


Part II.   OTHER INFORMATION

           Item 4.   Submission of Matters to a Vote
                     of Security Holders.................................. 17

           Item 6.   Exhibits and Reports on Form 8-K..................... 17

                     Exhibits

                     Exhibit No. 27.2          Financial Data Schedule


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

              ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                     ASSETS
                                                                               June 30,        December 31,
                                                                                 1997              1996
                                                                             -------------     -------------
                                                                             (Unaudited)
Current assets:
   Cash and cash equivalents                                                  $    23,584       $     3,338
   Accounts receivable                                                             20,018            21,443
   Prepaid expenses                                                                 3,564             1,115
   Refundable income taxes                                                            150                57
   Investment in Russian joint venture held for sale                                  -               6,151
                                                                             -------------     -------------
          Total current assets                                                     47,316            32,104
                                                                             -------------     -------------

Property and equipment (successful efforts method), at cost:
   Proved oil and gas properties                                                  211,131           198,652
   Unproved oil and gas properties, net of impairment
          allowance of $2,565 in 1997 and $2,330 in 1996                           23,437            14,581
   Other                                                                            3,731             3,509
                                                                             -------------     -------------
                                                                                  238,299           216,742
   Less accumulated depletion, depreciation, amortization and impairment         (116,645)         (115,232)
                                                                             -------------     -------------
                                                                                  121,654           101,510
                                                                             -------------     -------------
Other assets:
   Ural Petroleum receivable and stock                                             12,001               -
   Investment in Summo Minerals Corporation                                         4,910             4,884
   Restricted cash                                                                  1,615             2,918
   Other assets                                                                     3,023             2,855
                                                                             -------------     -------------
                                                                                   21,549            10,657
                                                                             -------------     -------------
                                                                              $   190,519       $   144,271
                                                                             =============     =============

                                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                                      $    24,212       $    16,628
   Current portion of stock appreciation rights                                       351             1,550
                                                                             -------------     -------------
          Total current liabilities                                                24,563            18,178
                                                                             -------------     -------------

Long-term liabilities:
   Long-term debt                                                                   7,415            43,589
   Deferred income taxes                                                           14,225             5,790
   Stock appreciation rights                                                          925             1,195
   Other noncurrent liabilities                                                       451               359
                                                                             -------------     -------------
                                                                                   23,016            50,933
                                                                             -------------     -------------
Commitments and contingencies

Stockholders' equity:
   Common stock, $.01 par value: authorized  - 15,000,000 shares;
        issued and outstanding - 10,973,116 shares in 1997 and
        8,759,214  shares in 1996                                                     110                88
   Additional paid-in capital                                                      67,028            15,801
   Retained earnings                                                               75,801            59,303
   Unrealized gain (loss) on marketable equity securities-available for sale            1               (32)
                                                                             -------------     -------------
          Total stockholders' equity                                              142,940            75,160
                                                                             -------------     -------------
                                                                              $   190,519       $   144,271
                                                                             =============     =============

                   The accompanying notes are an integral part of these consolidated financial statements.

               ST. MARY LAND & EXPORATION COMPANY AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    (In thousands, except per share amounts)
                                                                  Three Months Ended                      Six Months Ended
                                                                       June 30,                               June 30,
                                                           ----------------------------------     ---------------------------------
                                                                1997                1996              1997               1996
                                                           ---------------      -------------     -------------      --------------
Operating revenues:
   Oil and gas production                                   $      15,302        $    13,337       $    36,332        $     24,745
   Gain (loss) on sale of Russian joint venture                       -                  -               9,691                 -
   Gain on sale of proved properties                                4,182                -               4,214                 -
   Other revenues                                                     353                263               461                 285
                                                           ---------------      -------------     -------------      --------------
        Total operating revenues                                                      13,600            50,698              25,030
                                                                   19,837
                                                           ---------------      -------------     -------------      --------------

Operating expenses:
   Oil and gas production                                           3,123              2,970             7,101               5,926
   Depletion, depreciation and amortization                         4,021              2,947             8,018               5,874
   Impairment of proved properties                                    516                -                 516                 -
   Exploration                                                      1,630              1,792             3,019               4,329
   Abandonment and impairment of unproved properties                  332                299               482                 549
   General and administrative                                       1,547              1,596             4,568               3,680
   Other                                                               71                 16                36                  93
   Loss in equity investees                                           109                112                22                   1
                                                           ---------------      -------------     -------------      --------------
        Total operating expenses                                   11,349              9,732            23,762              20,452
                                                           ---------------      -------------     -------------      --------------

Income from operations
                                                                    8,488              3,868            26,936               4,578

Nonoperating income and (expense):
   Interest income                                                    289                110               467                 167
   Interest expense                                                  (143)              (520)             (725)               (840)
                                                           ---------------      -------------     -------------      --------------

Income from continuing operations before income taxes               8,634              3,458            26,678               3,905
Income tax expense                                                  3,041              1,160             9,490               1,217
                                                           ---------------      -------------     -------------      --------------

Income from continuing operations                                   5,593              2,298            17,188               2,688
Gain on sale of discontinued operations, net of taxes                 296                 81               296                 159
                                                           ---------------      -------------     -------------      --------------

Net income                                                  $       5,889        $     2,379       $    17,484        $      2,847
                                                           ===============      =============     =============      ==============

Net income per common share:
   Income from continuing operations                        $         .50        $       .27       $      1.66        $        .31
   Gain on sale of discontinued operations                            .03                .01               .03                 .02
                                                           ---------------      -------------     -------------      --------------
Net income per share                                        $         .53        $       .28       $      1.69        $        .33
                                                           ===============      =============     =============      ==============

Weighted average common shares outstanding                         11,057              8,759            10,355               8,759
                                                           ===============      =============     =============      ==============

Cash dividend declared per share                            $        0.05        $      0.04       $      0.10        $       0.08
                                                           ===============      =============     =============      ==============

                   The accompanying notes are an integral part of these consolidated financial statements.

              ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)
                                                                                For the Six Months Ended
                                                                                        June 30,
                                                                             -------------------------------
                                                                                 1997              1996
                                                                             ------------      -------------
Reconciliation of net income to net cash provided by operating activities:
  Net income                                                                  $   17,484        $     2,847
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depletion, depreciation and amortization                                     8,018              5,874
      Impairment of proved properties                                                516                -
      Loss in equity investees                                                        22                  1
      Gain on sale of proved properties                                           (4,214)               -
      Gain on sale of Russian joint venture                                       (9,691)               -
      Exploration                                                                   (341)             1,526
      Abandonment and impairment of unproved properties                              482                549
      Deferred income taxes                                                        8,435                979
      Other                                                                          256                642
                                                                             ------------      -------------
                                                                                  20,967             12,418

  Changes in current assets and liabilities, net of effect of purchase of interest in St. Mary Operating Company in 1996:
      Accounts receivable                                                          1,453             (2,568)
      Prepaid expenses                                                               468               (360)
      Refundable income taxes                                                        (92)               111
      Accounts payable and accrued expenses                                        2,552               (374)
      Stock appreciation rights                                                   (1,567)             1,202
      Deferred income taxes                                                         (123)                43
                                                                             ------------      -------------
Net cash provided by operating activities                                         23,658             10,472
                                                                             ------------      -------------

Cash flows from investing activities:
      Proceeds from sale of oil and gas properties                                 7,144                 13
      Capital expenditures                                                       (23,688)           (11,580)
      Acquisition of oil and gas properties                                       (7,386)           (12,856)
      Purchase of interest in St. Mary Operating Company                             -                3,059
      Proceeds from sale of Russian joint venture                                  5,608                -
      Investment in Summo Minerals Corporation                                      (251)               -
      Receipts from restricted cash                                                7,854                -
      Deposits to restricted cash                                                 (6,551)               -
      Other                                                                         (164)              (309)
                                                                             ------------      -------------
Net cash used in investing activities                                            (17,434)           (21,673)
                                                                             ------------      -------------

  Cash flows from financing activities:
      Proceeds from long-term debt                                                 4,975             16,150
      Repayment of long-term debt                                                (41,149)              (179)
      Proceeds from sale of common stock, net of offering costs                   51,190                -
      Dividends paid                                                                (985)              (701)
      Other                                                                           (9)                (1)
                                                                             ------------      -------------
Net cash provided by financing activities                                         14,022             15,269
                                                                             ------------      -------------

Net increase in cash and cash equivalents                                         20,246              4,068
Cash and cash equivalents at beginning of period                                   3,338              1,723
                                                                             ------------      -------------

Cash and cash equivalents at end of period                                    $   23,584        $     5,791
                                                                             ============      =============

                   The accompanying notes are an integral part of these consolidated financial statements.

              ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   (Continued)



Supplemental   schedule  of  additional   cash  flow   information  and  noncash
activities:

                                                   For the Six Months Ended
                                                           June 30,
                                                -------------------------------
                                                    1997              1996
                                                ------------      -------------
                                                        (In thousands)

 Cash paid for interest                                 936                545

 Cash paid for exploration expenses                   2,541              3,118

 Interest income included in restricted cash             32                  -


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

In February 1997, the Company issued 3,600 shares of common stock to its directors and recorded compensation expense of $68,175.

In June 1997, an officer of the Company exercised 14,072 options to buy common stock at $20.50 per share. As payment of the exercise price and taxes due, the Company accepted 11,022 of the exercised shares, resulting in an increase in shares outstanding of 3,050.

              ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  June 30, 1997


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

Certain amounts in the 1996 consolidated financial statements have been reclassified to correspond to the 1997 presentation.

Note 2 - Investments

In March 1996, the Company completed its purchase of the remaining stock of St. Mary Operating Company ("SMOC"). The purchase increased the Company's ownership in SMOC from 65% to 100%. Through March 31, 1996 the Company accounted for its investment in SMOC using the equity method of accounting.

The Company, through subsidiaries, owned an 18% interest in a venture which is developing the Chernogorskoye oil field in western Siberia (the "Russian joint venture"). The Company accounted for its investment in the Russian joint venture using the equity method of accounting. In February 1997, the Company sold its interest in the Russian joint venture to Ural Petroleum Corporation ("UPC"). In accordance with the Acquisition Agreement, the Company received cash consideration of $5,608,000 before transaction costs, UPC common stock valued at $1,869,000, and a receivable in a form equivalent to a retained production payment of $10,132,000 plus interest at 10% per annum from the limited liability company formed to hold the Russian joint venture interest. The Company has recorded a gain on the sale of the Russian joint venture interest of $9,691,000. The Company had recorded income of $203,000 as its equity in income from the Russian joint venture for the period prior to the sale.

              ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES

                                   (UNAUDITED)


The Company accounts for its investment in Summo Minerals Corporation ("Summo") using the equity method of accounting. For the six months ended June 30, 1997, the Company has recorded a loss of $225,000 as its equity in the losses of Summo. In May 1997, the Company entered into an agreement to receive a 55% interest in Summo's Lisbon Valley Copper Project (the "Project") in return for the Company contributing $4,000,000 in cash, all of its outstanding stock in Summo and $8,600,000 in letters of credit to a single purpose company, Lisbon Valley Mining Company, formed to own and operate the Project. Summo will contribute the property, all project permits and contracts, $3,200,000 in cash and a commitment for $45,000,000 of senior debt financing in return for a 45% interest in the new company. The agreement is subject to certain conditions, including Summo shareholder approval and final resolution of permit approval. In June and July 1997, the Company agreed to provide interim financing of $825,000 and $550,000, respectively, for the Project in the form of a loan due in June 1999. Upon capitalization of the new company the loans shall constitute a capital contribution in partial satisfaction of the capital commitments set out in the May 1997 agreement.

Note 3 - Capital Stock

On February 26, 1997, the Company closed the sale of 2,000,000 shares of common stock at $25.00 per share. On March 12, 1997, the Company closed the sale of an additional 180,000 shares pursuant to the underwriters' exercise of the over-allotment option. These transactions resulted in aggregate net proceeds of $51.2 million. The proceeds will be used to fund the Company's exploration, development and acquisition programs, and pending such use were used to repay borrowings under its credit facility.

Note 4 - Recently Issued Accounting Standards

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 129, "Disclosure of Information about Capital Structure," effective for financial statements for periods ending after December 15, 1997. The Statement requires disclosures about certain preferences and rights of outstanding securities and certain information about redeemable capital stock. At this time the Company has no preferential or redeemable securities that will be subject to the new disclosure requirements of the Statement.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," effective for financial statements for periods beginning after December 15, 1997. The Statement establishes standards for reporting and display of comprehensive income and its components in financial statements. Comprehensive income for the Company will be affected by changes in unrealized gains or losses on marketable equity securities available for sale.

              ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES

                                   (UNAUDITED)


Note 5 - Earnings per Share

In March 1997, the FASB issued SFAS No. 128, "Earnings Per Share," effective for financial reports issued subsequent to December 15, 1997. SFAS No. 128 replaces the calculation of Primary Earnings per Share with a calculation called Basic Earnings per Share and replaces Fully Diluted Earnings per Share with a calculation called Diluted Earnings per Share.

The following table shows the impact that adoption of SFAS No. 128, as of January 1, 1996, would have had on the Company's reported earnings per share.

                                                  For the Three Months Ended             For the Six Months Ended
                                                           June 30,                              June 30,
                                                -------------------------------       -------------------------------
                                                    1997              1996               1997               1996
                                                -------------     -------------       ------------      -------------
Primary earnings per share (as reported)
   From continuing operations                    $       .50       $       .27         $     1.66        $       .31
   From discontinued operations                  $       .03       $       .01         $      .03        $       .02

Basic earnings per share
   From continuing operations                    $       .51       $       .26        $      1.68        $       .31
   From discontinued operations                  $       .03       $       .01        $       .03        $       .02

Fully Diluted earnings per share
   From continuing operations                    $       .50       $       .27        $      1.66        $       .31
   From discontinued operations                  $       .03       $       .01        $       .03        $       .02

Diluted earnings per share
   From continuing operations                    $       .51       $       .26        $      1.66        $       .31
   From discontinued operations                  $       .03       $       .01        $       .03        $       .02



Note 6 - Income Taxes

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

     The Company has two principal equity investments, Summo Minerals Corporation ("Summo"), a Canadian copper mining company, and, until recently, its Russian joint venture. The Company accounts for its Russian joint venture and investment in Summo under the equity method and includes its share of the income or loss from these entities. Effective February 12, 1997, the Company sold its Russian joint venture.

     Included in the 1997 results are the operations of several acquisitions made during the past few years. In December 1995, the Company acquired two different interests in the Box Church Field located in east Texas for $2.2 million and several additional interests in 1996 for $580,000. Subsequent drilling in this field proved the upside potential the Company had identified and added 26.4 billion cubic feet of net gas reserves at December 31, 1996. In June 1996, the Company acquired a 90% interest in certain assets of Siete Oil and Gas Corporation in the Permian Basin of west Texas and southeast New Mexico for $10.0 million and completed a series of follow-on acquisitions of other interests in the Siete properties totaling $5.1 million. In October 1996, the Company acquired additional interests from Sonat Exploration Company in its Elk City Field located in Oklahoma for $5.7 million. Several smaller acquisitions were also completed during 1996 totaling $2.8 million. In May 1997, the Company acquired its first operated interests in south Louisiana from Henry Production Company for $3.9 million.

     In May 1997, the Company sold its non-operated interests in south Texas for $5.4 million as part of its continuing strategy to focus and rationalize its operations.

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

     In February 1997, the Company closed the sale of 2,000,000 shares of common stock at $25.00 per share and closed the sale of an additional 180,000 shares in March 1997, pursuant to the underwriters' exercise of the over-allotment option. These transactions resulted in aggregate net proceeds of $51.2 million.

     The Company seeks to protect its rate of return on acquisitions of producing properties by hedging up to the first 24 months of an acquisition's production at prices approximately equal to or greater than those used in the
Company's acquisition evaluation and pricing model. The Company also periodically uses hedging contracts to hedge or otherwise reduce the impact of oil and gas price fluctuations on production from each of its core operating areas. The Company's strategy is to ensure certain minimum levels of operating cash flow and to take advantage of windows of favorable commodity prices. The Company generally limits its aggregate hedge position to no more than 50% of its total production. The Company seeks to minimize basis risk and indexes the majority of its oil hedges to NYMEX prices and the majority of its gas hedges to various regional index prices associated with pipelines in proximity to the Company's areas of gas production. The Company has hedged approximately 24% of its estimated 1997 gas production at an average fixed price of $2.07 per MMBtu and approximately 15% of its estimated 1997 oil production at an average fixed NYMEX price of $18.36 per Bbl. The Company has also purchased options resulting in price collars and price floors on approximately 30% of the Company's estimated 1997 oil production with price ceilings between $21.00 and $27.00 per Bbl and price floors between $18.00 and $21.00 per Bbl.

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

Results of Operations

     The following table sets forth selected operating and financial information for the Company:

                                                    Three Months                        Six Months
                                                   Ended June 30,                     Ended June 30,
                                             ----------------------------       ----------------------------
                                                1997            1996                1997           1996
                                             ------------    ------------       -------------   ------------
                                                            (In thousands, except BOE data)
Oil and gas production
 revenues:
    Working interests                         $   13,323      $   11,066          $   31,834     $   21,078
    Louisiana royalties                            1,979           2,271               4,498          3,667
                                             ------------    ------------       -------------   ------------
        Total                                 $   15,302      $   13,337          $   36,332     $   24,745
                                             ============    ============       =============   ============

Production:
   Oil (Bbls)                                        276             283                 572            544
   Gas (Mcf)                                       5,529           3,772              10,999          7,090
                                             ------------    ------------       -------------   ------------
   BOE equivalent (6:1)                            1,197             912               2,405          1,726
                                             ============    ============       =============   ============

Prices:
   Oil                                        $    18.91      $    17.94          $    19.67     $    17.72
   Gas                                              1.82            2.19                2.28           2.13

Oil and gas production costs:
   Lease operating expense                    $    2,339      $    1,935         $     4,762     $    4,049
   Production taxes                                  784           1,035               2,339          1,877
                                             ------------    ------------       -------------   ------------
      Total                                   $    3,123          $2,970         $     7,101     $    5,926
                                             ============    ============       =============   ============

Statistics per BOE equivalent (6:1)
   Sales price                                $    12.78      $    14.62         $     15.10     $    14.34
   Lease operating expense                          1.95            2.12                1.98           2.35
   Production taxes                                  .65            1.13                 .97           1.09
                                             ------------    ------------       -------------   ------------
      Operating margin                        $    10.18      $    11.37         $     12.15     $    10.90
                                             ============    ============       =============   ============
   Depreciation, depletion and
      amortization                            $     3.36      $     3.34         $      3.33     $     3.40
   Impairment of producing
      properties                                     .43              -                  .21             -
   General and administrative                       1.29            1.75                1.90           2.13


     Oil and Gas Production Revenues. Oil and gas production revenue increased $2.0 million, or 15% to $15.3 million for the second quarter 1997 compared to $13.3 million in 1996. Oil production volumes decreased 2% and gas production increased 47% for the second quarter 1997 compared to the 1996 period. Average net daily production was 13,157 BOE for the second quarter 1997 compared to 10,022 BOE in 1996. The production increase resulted from new properties acquired and drilled during the past year. The Company also experienced some production loss due to freezing during the first quarter of 1996. The average oil price for the second quarter 1997 increased 5% to $18.91 per barrel, while gas prices decreased 17% to $1.82 per Mcf, from their respective 1996 levels.

     Oil and gas production revenue increased $11.6 million, or 47% to $36.3 million for the six months ended June 30, 1997 compared to $24.7 million in 1996. Oil production volumes increased 5% and gas production increased 55% for the first six months of 1997 compared with the comparable 1996 period. Average net daily production was 13,290 BOE for the six months ended June 30, 1997 compared to 9,482 BOE in 1996. This production increase resulted from new properties acquired and drilled during the past year. The average oil price for the six months ended June 30, 1997 increased 11% to $19.67 per barrel, while gas prices increased 7% to $2.28 per Mcf, from their respective 1996 levels.

     The Company has hedged approximately 15% of its remaining 1997 oil production at an average $18.36 per barrel NYMEX price. The Company realized a $219,000 decrease in oil revenue or $.38 per barrel for 1997 on these contracts compared to a $376,000 decrease or $.69 per barrel in 1996. The Company has also hedged approximately 24% of its remaining 1997 gas production at an average price of $2.07 per MCF. The Company realized a $1.0 million decrease in gas revenues or $.10 per MCF for 1997 from these hedge contracts compared to a $577,000 decrease in 1996.


     Oil and Gas Production Costs. Oil and gas production costs consist of lease operating expense and production taxes. Total production costs increased
$153,000, or 5% to $3.1 million in the second quarter 1997 compared to $3.0 million in 1996 as a result of new properties acquired and drilled during the past year. However, total production costs per BOE decreased 20% to $2.60 for the second quarter 1997 compared with $3.26 for 1996, primarily due to state production tax incentive programs.

     Total production costs increased $1.2 million or 20% for the six months ended June 30, 1997 to $7.1 million as a result of new properties acquired and drilled during the past year. However, total production costs per BOE declined 14% to $2.95 for the six months ended June 30, 1997 compared to $3.44 for the six months ended June 30, 1996, primarily due to lower lease operating expenses per BOE.

     Depreciation, Depletion, Amortization and Impairment. Depreciation, depletion and amortization ("DD&A") increased 36% to $4.0 million for the second quarter 1997 compared with $2.9 million in 1996 because of increased production from reserve acquisitions and new wells drilled. DD&A per BOE increased slightly to $3.36 in the second quarter 1997 compared to $3.34 in 1996. Impairment of producing oil and gas properties was $516,000 for the second quarter of 1997 due to several high cost marginal wells and lower product prices. There was no impairment of proved properties for the second quarter in 1996.

     DD&A increased 36% to $8.0 million for the six months ended June 30, 1997 compared with $5.9 million in 1996 because of increased production. DD&A per BOE decreased to $3.33 in the six months ended June 30, 1997 compared to $3.40 in 1996. Impairment of producing oil and gas properties was $516,000 for the six months ended June 30, 1997 due to several high cost marginal wells and lower product prices. There was no impairment of proved properties for the six months ended June 30, 1996.

     Abandonment and impairment expenses for unproved properties increased 11% to $332,000 in the second quarter 1997 compared with $299,000 in 1996. Abandonment and impairment expenses for unproved properties was $482,000 for the six months ended June 30, 1997 compared with $549,000 in 1996.

     Exploration. Exploration expense decreased $162,000 to $1.6 million in the second quarter 1997 compared to $1.8 million in 1996. Exploration expense decreased $1.3 million to $3.0 million for the six months ended June 30, 1997 compared to $4.3 million in 1996 because several larger 3-D seismic programs were completed in 1996 combined with better exploratory drilling results in the six months ended June 30, 1997 compared with 1996.

     General and Administrative. General and administrative expenses decreased 3% to $1.5 million in the second quarter 1997 compared to $1.6 million in 1996. General and administrative expenses increased $888,000 or 24% to $4.6 million for the six months ended June 30, 1997 compared to $3.7 million in 1996 primarily because of increased compensation expense associated with the Company's incentive plans and charitable contributions..

     Legal disputes and other consist of legal and settlement expenses in connection with disputes in the normal course of business. This expense increased to $71,000 in the second quarter 1997 compared to $16,000 in 1996.

     Non-Operating Income and Expense. Net interest income increased $556,000 to $146,000 in the second quarter 1997 compared to $410,000 of net interest expense in 1996 as a result of the repayment of debt with the proceeds of the sale of common stock.

     Net interest expense decreased $415,000 to $258,000 for the six months ended June 30, 1997 compared to $673,000 of net interest expense in 1996 as a result of the repayment of debt with the proceeds of the sale of common stock.

     Income Taxes. The effective income tax rate for the second quarter 1997 increased to 35% compared to 34% in 1996. The effective tax rate for the six months ended June 30, 1997 increased to 36% compared to 31% in the 1996 period because of the decreased impact of Section 29 tax credits and percentage depletion, and because of higher state income taxes which resulted from the $5.2 million increase in net income from continuing operations before income taxes compared to the 1996 period.

     Net Income. Net income for the second quarter 1997 increased $3.5 million to $5.9 million compared to $2.4 million in 1996. This increase resulted from higher operating income resulting from significantly increased production partially offset by increased operating expenses and from the $4.2 million gain on the sale of the Company's south Texas properties in 1997.

     Net income for the six months ended June 30, 1997 increased $14.6 million to $17.5 million compared to $2.8 million in 1996. This increase resulted from higher operating income resulting from significantly increased production partially offset by increased operating expenses and from the $9.7 million gain on the sale of the Company's interest in the Russian joint venture and the $4.2 million gain on the sale of the Company's south Texas properties in 1997.

Liquidity and Capital Resources

     The Company's primary sources of liquidity are the cash provided by operating activities, debt financing and, during the first quarter 1997, the issuance of common stock. The Company's cash needs are for the acquisition, exploration and development of oil and gas properties and for the payment of debt obligations, trade payables and stockholder dividends. The Company generally finances its exploration and development programs from internally generated cash flow, bank debt, and cash and cash equivalents on hand, and continually reviews its capital expenditure budget based on changes in cash flow and other factors.

     Cash Flow. Net cash provided by operating activities increased $13.2 million to $23.7 million for the six months ended June 30, 1997 compared to $10.5 million for 1996 primarily due to increased revenue from oil and gas sales.

     Net cash used in investing activities decreased 20% to $17.4 million for the six months ended June 30, 1997 compared with $21.7 million in 1996 due to a $5.5 million decrease in acquisitions and the proceeds from sale of properties, partially offset by increased capital expenditures. Total capital expenditures for the six months ended June 30, 1997 increased $12.1 million to $23.7 million compared to $11.6 million in 1996 due to increased drilling activity.

     Net cash provided by financing activities was $14.0 million for the six months ended June 30, 1997 compared to $15.3 million in 1996. In February 1997, the Company closed the sale of 2,000,000 shares of common stock at $25.00 per share. In March 1997, the Company closed the sale of an additional 180,000 shares pursuant to the underwriters' exercise of the over-allotment option. These transactions resulted in aggregate net cash proceeds of $51.2 million. During the six months ended June 30, 1997, the Company received $5.0 million from borrowings under the Company's credit facility and used $41.1 million to repay the Company's and Panterra's credit facilities, compared to a net increase in borrowings of $16.0 million for the six months ended June 30, 1996.

     The Company had $23.6 million in cash and cash equivalents and working capital of $22.8 million as of June 30, 1997 compared to $3.3 million of cash and cash equivalents and working capital of $13.9 million at December 31, 1996. This increase resulted primarily from the proceeds of the equity offering and sale of the Company's Russian joint venture interest in February 1997, offset by an increase in trade accounts payable due to increased drilling activity.

     Credit Facility. In April 1996, the Company extended its credit facility with two banks to provide a $60 million secured three-year revolving loan which thereafter converts at the Company's option to a five-year amortizing loan. The amount which may be borrowed from time to time will depend upon the value of the Company's oil and gas properties and other assets. The Company's borrowing base is currently $60 million and is redetermined annually. In 1997 the Company voluntarily reduced the commitment under the credit facility to $10 million until the next redetermination. The Company may increase the commitment up to the amount of the borrowing base at its option before the next redetermination. During the first quarter 1997, the Company repaid the outstanding debt under this facility of $33.9 million at December 31, 1996. When the debt to capitalization ratio is less than 30%, the loans accrue interest at the Company's option of either the banks' prime rate or LIBOR plus 1/2% and 3/4% for the revolving and term loans, respectively. The interest rate increases as the Company's debt to capitalization ratio increases. The loan under the credit facility is collateralized by substantially all of the Company's producing oil and gas properties. The credit facility provides for, among other things, covenants including maintenance of stockholders' equity at a specified level, limitations on additional indebtedness and payment of dividends.

     Panterra, in which the Company has a 74% ownership, has a separate credit facility with a $26 million borrowing base and $10.0 million outstanding as of June 30, 1997. The partnership intends to use the available credit to fund a portion of the 1997 capital expenditures.

     Outlook. The Company believes that its existing capital resources, cash flow from operations and available borrowings are sufficient to meet its anticipated capital and operating requirements for 1997.

     For 1997, the Company anticipates spending approximately $65 million for capital and exploration expenditures with $15 million allocated for domestic acquisitions, $40 million for low to moderate risk domestic exploration and development and $10 million for large target, higher risk domestic exploration and development.

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

     On February 12, 1997, the Company sold its Russian joint venture to Ural Petroleum Corporation ("UPC"). The Company received cash consideration of approximately $5.6 million, before transaction costs, UPC common stock valued at approximately $1.9 million, and a receivable in a form equivalent to a retained production payment of approximately $10.1 million plus interest at 10% per annum from the limited liability company formed to hold the Russian joint venture. The Company's receivable is collateralized by the partnership interest sold. The Company has the right, subject to certain conditions, to require UPC to purchase the Company's receivable from the net proceeds of an initial public offering of UPC common stock or alternatively, the Company may elect to convert all or a portion of its receivable into UPC common stock immediately prior to an initial public offering of UPC common stock.

     In May 1997, the Company entered into an agreement to receive a 55% interest in Summo's Lisbon Valley Copper Project (the "Project") in return for the Company contributing $4.0 million in cash, all of its outstanding stock in Summo, and $8.6 million in letters of credit to a single purpose company, Lisbon Valley Mining Company, formed to own and operate the Project. Summo will contribute the property, all project permits and contracts, $3.2 million in cash and a commitment for $45.0 million of senior debt financing in return for a 45% interest in the new company. The agreement is subject to certain conditions, including Summo shareholder approval and final resolution of environmental approval. In June and July 1997, the Company agreed to provide interim financing of $825,000 and $550,000, respectively, for the Project in the form of a loan due in June 1999. Upon capitalization of the new company the loan shall constitute a capital contribution in partial satisfaction of the capital commitments set out in the May 1997 agreement.

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

PART II.  OTHER INFORMATION

Item 4.        Submission of Matters to a Vote of Security Holders

               At the Company's annual stockholders' meeting on May 21, 1997, the shareholders approved management's current slate of directors and approved the Stock Option Plan (adopted November 21, 1996 and previously submitted as Exhibit 10.47) and the Incentive Stock Option Plan (adopted March 27, 1997 and previously submitted as
               Exhibit 10.48).

Item 6.        Exhibits and Reports on Form 8-K

               (a)  Exhibits

                    Exhibit             Description
                       27.2             Financial Data Schedule

               (b) A report dated April 8, 1997 was filed on Form 8-K to report the change of the Company's certifying accountant.

                                   SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                St. Mary Land & Exploration Company



August 13, 1997                 By  /s/ MARK A. HELLERSTEIN
                                    ----------------------------
                                    Mark A. Hellerstein
                                    President and Chief Executive Officer


August 13, 1997                 By  /s/ RICHARD C. NORRIS
                                    ----------------------------
                                    Richard C. Norris
                                    Vice President - Accounting and
                                    Administration and Chief Accounting
                                    Officer