Form 10-Q
period 1997-09-30
ST MARY LAND & EXPLORATION CO
filed 1997-11-13
CIK 893538

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------


                                    FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 1997


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


As of November 12, 1997, the registrant had 10,980,423 shares of Common Stock, $.01 par value, outstanding.

                       ST. MARY LAND & EXPLORATION COMPANY


                                      INDEX


Part I.   FINANCIAL INFORMATION                                            PAGE

          Item 1.  Financial Statements (Unaudited)

                   Consolidated Balance
                   Sheets - September 30, 1997 and
                   December 31, 1996 ......................................  3

                   Consolidated Statements of
                   Income - Three Months Ended
                   September 30, 1997 and 1996; Nine Months
                   Ended September 30, 1997 and 1996 ......................  4

                   Consolidated Statements of
                   Cash Flows - Nine Months Ended
                   September 30, 1997 and 1996 ............................  5

                   Notes to Consolidated Financial
                   Statements - September 30, 1997 ........................  7


          Item 2.  Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operations .......................................... 10


Part II.  OTHER INFORMATION

          Item 4.  Submission of Matters to a Vote
                   of Security Holders .................................... 17

          Item 6.  Exhibits and Reports on Form 8-K ....................... 17

                   Exhibits

                   Exhibit No. 27.3       Financial Data Schedule

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

              ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                     ASSETS

                                                                   September 30,       December 31,
                                                                       1997               1996
                                                                   ------------       ------------
                                                                    (Unaudited)
Current assets:
   Cash and cash equivalents                                          $ 18,766            $ 3,338
   Accounts receivable                                                  22,325             21,443
   Prepaid expenses                                                        127              1,115
   Refundable income taxes                                                 307                 57
   Investment in Russian joint venture held for sale                         -              6,151
                                                                   ------------       ------------
      Total current assets                                              41,525             32,104
                                                                   ------------       ------------

Property and equipment (successful efforts method), at cost:
   Proved oil and gas properties                                       224,604            198,652
   Unproved oil and gas properties, net of impairment
      allowance of $3,067 in 1997 and $2,330 in 1996                    26,376             14,581
   Other                                                                 3,874              3,509
                                                                   ------------       ------------
                                                                       254,854            216,742
   Less accumulated depletion, depreciation,
      amortization and impairment                                     (120,679)          (115,232)
                                                                   ------------       ------------
                                                                       134,175            101,510
                                                                   ------------       ------------
Other assets:
   Khanty Mansiysk Oil Corporation receivable and stock                 12,003                  -
   Summo Minerals Corporation  investment and receivable                 5,969              4,884
   Restricted cash                                                       1,493              2,918
   Other assets                                                          3,249              2,855
                                                                   ------------       ------------
                                                                        22,714             10,657
                                                                   ------------       ------------
                                                                     $ 198,414          $ 144,271
                                                                   ============       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                              $ 25,622           $ 16,628
   Current portion of stock appreciation rights                            351              1,550
                                                                   ------------       ------------
Total current liabilities                                               25,973             18,178
                                                                   ------------       ------------

Long-term liabilities:
   Long-term debt                                                        7,786             43,589
   Deferred income taxes                                                16,283              5,790
   Stock appreciation rights                                               960              1,195
   Other noncurrent liabilities                                            496                359
                                                                   ------------       ------------
                                                                        25,525             50,933
                                                                   ------------       ------------
Commitments and contingencies

Stockholders' equity:
   Common stock, $.01 par value: authorized  - 15,000,000 shares;
      issued and outstanding - 10,980,423 shares in 1997 and
      8,759,214  shares in 1996                                            110                 88
   Additional paid-in capital                                           67,494             15,801
   Retained earnings                                                    79,311             59,303
   Unrealized gain (loss) on marketable equity
      securities-available for sale                                          1                (32)
                                                                   ------------       ------------
      Total stockholders' equity                                       146,916             75,160
                                                                   ------------       ------------
                                                                     $ 198,414          $ 144,271
                                                                   ============       ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

               ST. MARY LAND & EXPORATION COMPANY AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    (In thousands, except per share amounts)

                                                                    Three Months Ended                Nine Months Ended
                                                                       September 30,                     September 30,
                                                              -----------------------------     -----------------------------
                                                                  1997             1996             1997             1996
                                                              ------------     ------------     ------------     ------------
Operating revenues:
   Oil and gas production                                        $ 17,693         $ 14,944         $ 54,025         $ 39,689
   Gain on sale of Russian joint venture                              (20)               -            9,671                -
   Gain on sale of proved properties                                    6                -            4,220                -
   Other revenues                                                     809              205            1,270              490
                                                              ------------     ------------     ------------     ------------
      Total operating revenues                                     18,488           15,149           69,186           40,179
                                                              ------------     ------------     ------------     ------------

Operating expenses:
   Oil and gas production                                           3,941            3,336           11,042            9,262
   Depletion, depreciation and amortization                         4,035            3,270           12,053            9,144
   Impairment of proved properties                                    288                -              804                -
   Exploration                                                        988            1,359            4,007            5,688
   Abandonment and impairment of unproved properties                1,359              691            1,841            1,240
   General and administrative                                       1,481            1,386            6,049            5,066
   Other                                                               69               18              105              111
   Loss (income) in equity investees                                  275              (48)             297              (47)
                                                              ------------     ------------     ------------     ------------
      Total operating expenses                                     12,436           10,012           36,198           30,464
                                                              ------------     ------------     ------------     ------------

Income from operations                                              6,052            5,137           32,988            9,715

Nonoperating income and (expense):
   Interest income                                                   369               60              836              227
   Interest expense                                                 (134)            (567)            (859)          (1,407)
                                                              ------------     ------------     ------------     ------------

Income from continuing operations before income taxes               6,287            4,630           32,965            8,535
Income tax expense                                                  2,228            1,556           11,718            2,773
                                                              ------------     ------------     ------------     ------------

Income from continuing operations                                   4,059            3,074           21,247            5,762
Gain on sale of discontinued operations, net of taxes                   -                -              296              159
                                                              ------------     ------------     ------------     ------------

Net income                                                       $  4,059         $  3,074         $ 21,543         $  5,921
                                                              ============     ============     ============     ============

Net income per common share:
   Income from continuing operations                             $    .36         $    .35         $   2.00         $    .66
   Gain on sale of discontinued operations                              -                -              .03              .02
                                                              ============     ============     ============     ============
Net income per share                                             $    .36         $    .35         $   2.03         $    .68
                                                              ============     ============     ============     ============

Weighted average common shares outstanding                         11,128            8,759           10,616            8,759
                                                              ============     ============     ============     ============

Cash dividend declared per share                                 $   0.05         $   0.04         $   0.15         $   0.12
                                                              ============     ============     ============     ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

              ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                 (In thousands)

                                                                                For the Nine Months Ended
                                                                                       September 30,
                                                                             -------------------------------
                                                                                 1997               1996
                                                                             ------------       ------------
Reconciliation of net income to net cash provided by operating activities:
   Net income                                                                 $   21,543         $    5,921
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depletion, depreciation and amortization                                   12,053              9,144
       Impairment of proved properties                                               804                  -
       (Income)loss in equity investees                                              297                (47)
       Gain on sale of proved properties                                          (4,220)                 -
       Gain on sale of Russian joint venture                                      (9,671)                 -
       Exploration                                                                  (164)             1,956
       Abandonment and impairment of unproved properties                           1,841              1,240
       Deferred income taxes                                                      10,493              2,271
       Other                                                                         228                455
                                                                             ------------       ------------
                                                                                  33,204             20,940

   Changes in current assets and liabilities, net of effect of purchase of interest in St. Mary Operating Company in 1996:
       Accounts receivable                                                        (1,198)            (8,619)
       Prepaid expenses                                                            3,890                  -
       Refundable income taxes                                                      (249)               141
       Accounts payable and accrued expenses                                         397              4,720
       Stock appreciation rights                                                  (1,567)                 -
       Deferred income taxes                                                        (246)               (72)
                                                                             ------------       ------------
Net cash provided by operating activities                                         34,231             17,110
                                                                             ------------       ------------
Cash flows from investing activities:
       Proceeds from sale of oil and gas properties                                7,542                146
       Capital expenditures                                                      (38,374)           (20,017)
       Acquisition of oil and gas properties                                      (7,446)           (13,557)
       Purchase of interest in St. Mary Operating Company                              -              3,059
       Proceeds from sale of Russian joint venture                                 5,608                  -
       Investment in and loans to Summo Minerals Corporation                      (1,583)                 -
       Receipts from restricted cash                                               7,996                  -
       Deposits to restricted cash                                                (6,572)                 -
       Other                                                                        (285)               271
                                                                             ------------       ------------
 Net cash used in investing activities                                           (33,114)           (30,098)
                                                                             ------------       ------------
Cash flows from financing activities:
       Proceeds from long-term debt                                                5,346             23,650
       Repayment of long-term debt                                               (41,149)            (6,928)
       Proceeds from sale of common stock, net of offering costs                  51,650                  -
       Dividends paid                                                             (1,534)            (1,051)
       Other                                                                          (2)                (1)
                                                                             ------------       ------------
Net cash provided by financing activities                                         14,311             15,670
                                                                             ------------       ------------
Net increase in cash and cash equivalents                                         15,428              2,682
Cash and cash equivalents at beginning of period                                   3,338              1,723
                                                                             ------------       ------------
Cash and cash equivalents at end of period                                    $   18,766         $    4,405
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

              ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   (Continued)


Supplemental   schedule  of  additional   cash  flow   information  and  noncash
activities:

                                                   For the Nine Months Ended
                                                         September 30,
                                                 ------------------------------
                                                     1997              1996
                                                 ------------      ------------
                                 (In thousands)

 Cash paid for interest                           $    1,027        $      545

 Cash paid for exploration expenses                    3,568             3,118

 Interest income included in restricted cash              53                 -


In March 1996, the Company acquired the remaining 35% shareholder interest in St. Mary Operating Company for $234,000 and assumed net liabilities of $339,000, including acquired cash of $3.1 million.

In February 1997, the Company sold its interest in the Russian joint venture for $17,609,000, receiving $5,608,000 of cash, $1,869,000 of Khanty Mansiysk Oil Corporation common stock, and a $10,134,000 receivable in a form equivalent to a retained production payment.

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

              ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               September 30, 1997


Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of St. Mary Land & Exploration Company and Subsidiaries (the "Company") for the year ended December 31, 1996. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

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

The Company, through subsidiaries, owned an 18% interest in a venture which is developing the Chernogorskoye oil field in western Siberia (the "Russian joint venture"). The Company accounted for its investment in the Russian joint venture using the equity method of accounting. In February 1997, the Company sold its interest in the Russian joint venture to Khanty Mansiysk Oil Corporation ("KMOC"), formerly known as Ural Petroleum Corporation. In accordance with the Acquisition Agreement, the Company received cash consideration of $5,608,000 before transaction costs, KMOC common stock valued at $1,869,000, and a receivable in a form equivalent to a retained production payment of $10,134,000 plus interest at 10% per annum from the limited liability company formed to hold the Russian joint venture interest. The Company recorded a gain on the sale of the Russian joint venture interest of $9,671,000. The Company recorded income of $201,000 in 1997 as its equity in income from the Russian joint venture for the period prior to the sale.

              ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES

                                   (UNAUDITED)


The Company accounts for its 37% ownership interest in Summo Minerals Corporation ("Summo") using the equity method of accounting. For the nine months ended September 30, 1997, the Company recorded a loss of $498,000 as its equity in the losses of Summo. In May 1997, the Company entered into an agreement to receive a 55% interest in Summo's Lisbon Valley Copper Project (the "Project") in return for the Company contributing $4,000,000 in cash, all of its outstanding stock in Summo, and $8,600,000 in letters of credit to a single purpose company, Lisbon Valley Mining Company LLC, formed to own and operate the Project. Summo will contribute the property, all project permits and contracts, $3,200,000 in cash, and a commitment for $45,000,000 of senior debt financing in return for a 45% interest in the new company. The agreement is subject to certain conditions, including final resolution of regulatory approvals and project financing. Summo is currently conducting tests of the ground water quality to address concerns raised on appeal during the permitting process. These tests are anticipated to be completed by year-end. The Company has agreed to provide interim financing of up to $2,225,000 for the Project in the form of a loan to Summo due in June 1999. As of September 30, 1997, $1,332,000 was outstanding under this loan. Additional amounts totaling $537,000 have been advanced to Summo under this loan since September 30, 1997. Any principal and interest amounts outstanding are convertible into shares of Summo common stock anytime after December 31, 1997 at the option of the Company. Upon capitalization of the new company the outstanding loan principal shall constitute a capital contribution in partial satisfaction of the Company's capital commitments set out in the May 1997 agreement.

Note 3 - Capital Stock

On February 26, 1997, the Company closed the sale of 2,000,000 shares of common stock at $25.00 per share. On March 12, 1997, the Company closed the sale of an additional 180,000 shares pursuant to the underwriters' exercise of the over-allotment option. These transactions resulted in aggregate net proceeds of $51.2 million. The proceeds were used to fund the Company's exploration, development and acquisition programs and to repay borrowings under its credit facility.

Note 4 - Recently Issued Accounting Standards

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," effective for financial statements for periods beginning after December 15, 1997. The Statement establishes standards for reporting and display of comprehensive income and its components in financial statements. Comprehensive income for the Company will be affected by changes in unrealized gains or losses on marketable equity securities.

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

              ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES

                                   (UNAUDITED)



Note 5 - Earnings per Share

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share," effective for financial reports issued subsequent to December 15, 1997. SFAS No. 128 replaces the calculation of Primary Earnings per Share with a calculation called Basic Earnings per Share and replaces Fully Diluted Earnings per Share with a calculation called Diluted Earnings per Share.

The following table shows the impact that adoption of SFAS No. 128, as of January 1, 1996, would have had on the Company's reported earnings per share.

                                                  For the Three Months Ended          For the Nine Months Ended
                                                         September 30,                       September 30,
                                                ------------------------------      ------------------------------
                                                    1997              1996              1997              1996
                                                ------------      ------------      ------------      ------------
Primary earnings per share (as reported)
   From continuing operations                    $     .36         $      .35        $     2.00        $      .66
   From discontinued operations                  $       -         $        -        $      .03        $      .02

Basic earnings per share
   From continuing operations                    $     .37         $      .35        $     2.02        $      .66
   From discontinued operations                  $       -         $        -        $      .03        $      .02

Fully Diluted earnings per share (as reported)
   From continuing operations                    $     .36         $      .35        $     1.99        $      .66
   From discontinued operations                  $       -         $        -        $      .03        $      .02

Diluted earnings per share
   From continuing operations                    $     .36         $      .35        $     2.00        $      .66
   From discontinued operations                  $       -         $        -        $      .03        $      .02



Note 6 - Income Taxes

Federal income tax expense for 1997 and 1996 differs from the amount that would be provided by applying the statutory U.S. Federal income tax rate to income before income taxes primarily due to state income taxes partially offset by
Section 29 tax credits and percentage depletion in 1997 and wholly offset by these items in 1996.

Note 7 - Subsequent Events

In November 1997, the Company completed the acquisition of producing properties in the SW Mayfield Field of Beckham County Oklahoma for $20.3 million. The acquisition was funded with cash on hand and borrowings under the Company's credit facility.

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

     Included in the 1997 results are the operations of several acquisitions made during the past few years. In December 1995, the Company acquired two different interests in the Box Church Field located in east Texas for $2.2 million and several additional interests in 1996 for $580,000. Subsequent drilling in this field proved the upside potential the Company had identified and added 26.4 billion cubic feet of net gas reserves at December 31, 1996. In June 1996, the Company acquired a 90% interest in certain assets of Siete Oil and Gas Corporation in the Permian Basin of west Texas and southeast New Mexico for $10.0 million and thereafter completed a series of follow-on acquisitions of other interests in the Siete properties totaling $5.5 million. In October 1996, the Company acquired additional interests from Sonat Exploration Company in its Elk City Field located in Oklahoma for $5.7 million. Several smaller acquisitions were also completed during 1996 totaling $2.8 million. In May 1997, the Company acquired its first operated interests in Louisiana from Henry Production Company for $3.9 million.

     In February 1997, the Company sold its interest in the Russian joint venture to Khanty Mansiysk Oil Corporation ("KMOC"), formerly known as Ural Petroleum Corporation, for $17.6 million. The Company received $5.6 million in cash, before transaction costs, $1.9 million of KMOC common stock and a receivable in a form equivalent to a retained production payment of $10.1 million plus interest at 10% per annum from the limited liability company formed to hold the Russian joint venture interest.

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

     In November 1997, the Company completed the acquisition of a group of producing properties in Oklahoma for $20.3 million.

     The Company seeks to protect its rate of return on acquisitions of producing properties by hedging up to the first 24 months of an acquisition's production at prices approximately equal to or greater than those used in the
Company's acquisition evaluation and pricing model. The Company also periodically uses hedging contracts to hedge or otherwise reduce the impact of oil and gas price fluctuations on production from each of its core operating areas. The Company's strategy is to ensure certain minimum levels of operating cash flow and to take advantage of windows of favorable commodity prices. The Company generally limits its aggregate hedge position to no more than 50% of its total production. The Company seeks to minimize basis risk and indexes the majority of its oil hedges to NYMEX prices and the majority of its gas hedges to various regional index prices associated with pipelines in proximity to the Company's areas of gas production. The Company has hedged approximately 27% of its estimated 1997 gas production at an average fixed price of $2.08 per MMBtu and approximately 15% of its estimated 1997 oil production at an average fixed price of $18.36 per Bbl. The Company has also purchased options resulting in price collars and price floors on approximately 30% of the Company's estimated 1997 oil production with price ceilings between $21.00 and $27.00 per Bbl and price floors between $18.00 and $21.00 per Bbl.

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

Results of Operations

The following table sets forth selected operating and financial information for the Company:


                                                    Three Months                     Nine Months
                                                 Ended September 30,              Ended September 30,
                                             ---------------------------      ---------------------------
                                                 1997           1996              1997           1996
                                             ------------   ------------      ------------   ------------
                                                   (In thousands, except prices and BOE statistics)
Oil and gas production
 revenues:
    Working interests                         $   15,290     $   12,705        $   47,124     $   33,783
    Louisiana royalties                            2,403          2,239             6,901          5,906
                                             ------------   ------------      ------------   ------------
                                              $   17,693     $   14,944        $   54,025     $   39,689
                                             ============   ============      ============   ============

Production:
   Oil (Bbls)                                        287            321               859            865
   Gas (Mcf)                                       5,908          4,159            16,908         11,249
                                             ------------   ------------      ------------   ------------
   BOE equivalent (6:1)                            1,272          1,014             3,677          2,739
                                             ============   ============      ============   ============

Prices:
   Oil                                        $    18.13     $    19.21        $    19.16     $    18.27
   Gas                                              2.11           2.11              2.22           2.12

Oil and gas production costs:
   Lease operating expense                    $    2,785     $    2,189        $    7,547     $    6,238
   Production taxes                                1,156          1,147             3,495          3,024
                                             ------------   ------------      ------------   ------------
      Total                                   $    3,941     $    3,336        $   11,042     $    9,262
                                             ============   ============      ============   ============

Statistics per BOE equivalent (6:1)
   Sales price                                $    13.91     $    14.73        $    14.69     $    14.49
   Lease operating expense                          2.19           2.16              2.05           2.28
   Production taxes                                  .91           1.13               .95           1.10
                                             ------------   ------------      ------------   ------------
      Operating margin                        $    10.81          11.44        $    11.69     $    11.11

   Depreciation, depletion and
      amortization                            $     3.17     $     3.22        $     3.28     $     3.34
   Impairment of producing
      properties                                     .23              -               .22              -
   General and administrative                       1.16           1.37              1.64           1.85


     Oil and Gas Production Revenues. Oil and gas production revenue increased $2.7 million, or 18% to $17.7 million for the third quarter 1997 compared to $14.9 million in 1996. Oil production volumes decreased 11% while gas production volumes increased 42% for the third quarter 1997 compared to the 1996 period. Average net daily production was 13,821 BOE for the third quarter 1997 compared to 11,018 BOE in 1996. The production increase resulted from new properties acquired and drilled during the past year. The average oil price for the third quarter 1997 decreased 6% to $18.13 per barrel, while the average gas price of $2.11 per Mcf was unchanged from respective 1996 levels.

     Oil and gas production revenue increased $14.3 million, or 36% to $54.0 million for the nine months ended September 30, 1997 compared to $39.7 million in 1996. Oil production volumes decreased 1% while gas production volumes increased 50% for the first nine months of 1997 from the comparable 1996 period. Average net daily production was 13,469 BOE for the nine months ended September 30, 1997 compared to 9,998 BOE in 1996. This production increase resulted from new properties acquired and drilled during the past year. The average oil price for the nine months ended September 30, 1997 increased 5% to $19.16 per barrel, while gas prices increased 5% to $2.22 per Mcf, from their respective 1996 levels.

     The Company has hedged approximately 12% of its remaining 1997 oil production at an average price of $18.51 per barrel and an additional 14% of its remaining 1997 oil production through price collars with floors of $18.00 and ceilings of $22.00 per barrel. The Company realized a $269,000 decrease in oil revenue or $.31 per barrel for the first nine months of 1997 on oil hedge contracts compared to an $846,000 decrease or $.98 per barrel in 1996. The Company has also hedged approximately 27% of its remaining 1997 gas production at an average price of $2.15 per MMBtu. The Company realized a $1.5 million decrease in gas revenue or $.09 per MMBtu for the first nine months of 1997 from gas hedge contracts compared to a $647,000 or $.06 per MMBtu decrease in 1996.

     Oil and Gas Production Costs. Oil and gas production costs consist of lease operating expense and production taxes. Total production costs increased
$605,000, or 18% to $3.9 million in the third quarter 1997 compared to $3.3 million in 1996 as a result of new properties acquired and drilled during the past year. However, total production costs per BOE decreased 6% to $3.10 for the third quarter 1997 compared with $3.29 for 1996, primarily due to state production tax incentive programs and low lease operating expenses per BOE associated with the South Horseshoe Bayou production added in 1997.

     Total production costs increased $1.8 million or 19% for the nine months ended September 30, 1997 to $11.0 million as a result of new properties acquired and drilled during the past year. However, total production costs per BOE declined 11% to $3.00 for the nine months ended September 30, 1997 compared to $3.38 for the nine months ended September 30, 1996, primarily due to state production tax incentive programs and low lease operating expenses per BOE associated with the South Horseshoe Bayou production added in 1997.

     Depreciation, Depletion, Amortization and Impairment. Depreciation, depletion and amortization ("DD&A") increased 23% to $4.0 million for the third quarter 1997 compared with $3.3 million in 1996 because of increased production from reserve acquisitions and new wells drilled. DD&A per BOE decreased slightly to $3.17 in the third quarter 1997 compared to $3.22 in 1996. Impairment of producing oil and gas properties was $288,000 for the third quarter of 1997 due to one high-cost marginal well and lower product prices. There was no impairment of proved properties for the third quarter of 1996.

     DD&A increased 32% to $12.1 million for the nine months ended September 30, 1997 compared with $9.1 million in 1996 because of increased production from reserve acquisitions and new wells drilled. DD&A per BOE decreased to $3.28 in the nine months ended September 30, 1997 compared to $3.34 in 1996. Impairment of producing oil and gas properties was $804,000 for the nine months ended September 30, 1997 due to several high-cost marginal wells. There was no impairment of proved properties for the nine months ended September 30, 1996.

     Abandonment and impairment expenses for unproved properties increased 97% to $1.4 million in the third quarter 1997 compared with $691,000 in 1996 due to expense associated with expiring leases, primarily in Oklahoma, and due to the impairment of acreage associated with a marginal well drilled in Wyoming. Abandonment and impairment expenses for unproved properties was $1.8 million for the nine months ended September 30, 1997 compared with $1.2 million in 1996. This 48% increase is due to the same causes noted for the third quarter.

     Exploration. Exploration expense decreased $371,000 to $988,000 in the third quarter 1997 compared to $1.4 million in 1996. Exploration expense decreased $1.7 million to $4.0 million for the nine months ended September 30, 1997 compared to $5.7 million in 1996 because several larger 3-D seismic programs were completed in 1996 combined with better exploratory drilling results in the nine months ended September 30, 1997 compared with 1996.

     General and Administrative. General and administrative expenses increased 7% to $1.5 million in the third quarter 1997 compared to $1.4 million in 1996. General and administrative expenses increased $983,000 or 19% to $6.0 million for the nine months ended September 30, 1997 compared to $5.1 million in 1996 primarily because of increased compensation expense associated with the Company's incentive plans and charitable contributions.

     Other. Other consists of legal and settlement expenses in connection with disputes in the normal course of business. This expense increased to $69,000 in the third quarter 1997 compared to $18,000 in 1996.

     Non-Operating Income and Expense. Net interest income increased $742,000 to $235,000 in the third quarter 1997 compared to $507,000 of net interest expense in 1996 as a result of the repayment of debt with the proceeds of the sale of common stock in the first quarter of 1997.

     Net interest expense decreased $1.2 million to $23,000 for the nine months ended September 30, 1997 compared to $1.2 million of net interest expense in 1996 as a result of the repayment of debt with the proceeds of the sale of common stock in the first quarter of 1997.

     Income Taxes. The effective income tax rate for the third quarter 1997 increased to 35.4% compared to 33.6% in 1996. The effective tax rate for the nine months ended September 30, 1997 increased to 35.5% compared to 32.5% in the 1996 period because of the decreased impact of Section 29 tax credits and percentage depletion, and because of higher state income taxes which resulted from the $24.4 million increase in income from continuing operations before income taxes compared to the 1996 period.

     Net Income. Net income for the third quarter 1997 increased $985,000 to $4.1 million compared to $3.1 million in 1996. This increase resulted from higher operating income resulting from significantly increased production partially offset by increased operating expenses.

     Net income for the nine months ended September 30, 1997 increased $15.6 million to $21.5 million compared to $5.9 million in 1996. This increase resulted from higher operating income resulting from significantly increased production partially offset by increased operating expenses and from the $9.7 million gain on the sale of the Company's interest in the Russian joint venture and the $4.2 million gain on the sale of the Company's south Texas properties in 1997.

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

     Cash Flow. Net cash provided by operating activities increased $17.2 million to $34.2 million for the nine months ended September 30, 1997 compared to $17.1 million for 1996 primarily due to increased revenue from oil and gas sales.

     Net cash used in investing activities increased 10% to $33.1 million for the nine months ended September 30, 1997 compared with $30.1 million in 1996 due primairly to increased capital expenditures partially offset by decreased property acquisitions and increased property dispositions. Total capital expenditures for the nine months ended September 30, 1997 increased $18.4 million to $38.4 million compared to $20.0 million in 1996 due to increased drilling activity.

     Net cash provided by financing activities was $14.3 million for the nine months ended September 30, 1997 compared to $15.7 million in 1996. In February 1997, the Company closed the sale of 2,000,000 shares of common stock at $25.00 per share. In March 1997, the Company closed the sale of an additional 180,000 shares pursuant to the underwriters' exercise of the over-allotment option. These transactions resulted in aggregate net cash proceeds of $51.2 million. During the nine months ended September 30, 1997, the Company's net borrowings decreased $35.8 million, compared to a net increase in borrowings of $16.7 million for the nine months ended September 30, 1996.

     The Company had $18.8 million in cash and cash equivalents and working capital of $15.6 million as of September 30, 1997 compared to $3.3 million of cash and cash equivalents and working capital of $13.9 million at December 31, 1996. This increase resulted primarily from the proceeds of the equity offering and from the sale of the Company's Russian joint venture interest in February 1997, offset by an increase in capital expenditures and trade accounts payable due to increased drilling activity.

     Credit Facility. In April 1996, the Company extended its credit facility with two banks to provide a $60 million secured three-year revolving loan which thereafter converts at the Company's option to a five-year amortizing loan. The amount which may be borrowed from time to time depends upon the value of the Company's oil and gas properties and other assets. The Company's borrowing base is currently $60 million and is redetermined annually. In early 1997 the Company voluntarily reduced the commitment under the credit facility to $10 million and in November 1997 increased the commitment to $20 million. The Company may increase the commitment up to the amount of the borrowing base before the next redetermination, subject to approval by the bank. During the first quarter 1997, the Company repaid the outstanding debt under this facility of $33.9 million at December 31, 1996. When the debt to capitalization ratio is less than 30%, the outstanding balances accrue interest at the Company's option of either the banks' prime rate or LIBOR plus 1/2% and 3/4% for the revolving and term loans, respectively. The interest rate increases as the Company's debt to capitalization ratio increases. The loan under the credit facility is collateralized by substantially all of the Company's producing oil and gas properties. The credit facility provides for, among other things, covenants including maintenance of stockholders' equity at a specified level, limitations on additional indebtedness and payment of dividends. The credit facility was partially utilized in November 1997 in conjunction with the acquisition of a group of producing properties in Oklahoma.

     Panterra, in which the Company has a 74% ownership, has a separate credit facility with a $26 million borrowing base and $10.5 million outstanding as of September 30, 1997. The partnership intends to use the available credit to fund a portion of its planned 1997 capital expenditures.

     Outlook. The Company believes that its existing capital resources, cash flow from operations and available borrowings are sufficient to meet its anticipated capital and operating requirements for 1997.

     For 1997, the Company anticipates spending approximately $85 million for capital and exploration expenditures with $28 million allocated for domestic acquisitions, $46 million for low to moderate risk domestic exploration and development and $11 million for large target, higher risk domestic exploration and development.

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

     On February 12, 1997, the Company sold its Russian joint venture to KMOC. The Company received cash consideration of approximately $5.6 million, before transaction costs, KMOC common stock valued at approximately $1.9 million, and a receivable in a form equivalent to a retained production payment of approximately $10.1 million plus interest at 10% per annum from the limited liability company formed to hold the Russian joint venture. The Company's receivable is collateralized by the partnership interest sold. The Company has the right, subject to certain conditions, to require KMOC to purchase the Company's receivable from the net proceeds of an initial public offering of KMOC common stock or alternatively, the Company may elect to convert all or a portion of its receivable into KMOC common stock immediately prior to an initial public offering of KMOC common stock.

     In May 1997, the Company entered into an agreement to receive a 55% interest in Summo's Lisbon Valley Copper Project (the "Project") in return for the Company contributing $4.0 million in cash, all of its outstanding stock in Summo, and $8.6 million in letters of credit to a single purpose company, Lisbon Valley Mining Company LLC, formed to own and operate the Project. Summo will contribute the property, all project permits and contracts, $3.2 million in cash and a commitment for $45.0 million of senior debt financing in return for a 45% interest in the new company. The agreement is subject to certain conditions, including final resolution of regulatory approvals and project financing. Summo is currently conducting tests of the ground water quality to address concerns raised on appeal during the permitting process. These tests are anticipated to be completed by year-end. The Company has agreed to provide interim financing of up to $2.2 million for the Project in the form of a loan to Summo due in June 1999. As of September 30, 1997, $1.3 million was outstanding under this loan. Additional amounts totaling $537,000 have been advanced to Summo under this loan since September 30, 1997. Any principal and interest amounts outstanding are convertible into shares of Summo common stock anytime after December 31, 1997 at the option of the Company. Upon capitalization of the new company the outstanding loan principal shall constitute a capital contribution in partial satisfaction of the Company's capital commitments set out in the May 1997 agreement.

     In November 1997, the Company completed the acquisition of producing properties in the SW Mayfield Field of Beckham County, Oklahoma for $20.3 million. The acquisition complements the Company's existing operations in the Anadarko Basin, adds 5,600 MCFE per day of current net production from 40 wells effective November 1, 1997, and offers significant additional development opportunities in several formations. The acquisition was funded with cash on hand and borrowings under the Company's credit facility.

Effects of Inflation and Changing Prices

     The Company's results of operations and cash flow are affected by changing oil and gas prices. If oil and gas prices increase, there could be a corresponding increase in the cost to the Company for drilling and related services as well as an increase in revenues. The Company has experienced an increase in the cost of drilling and related services due to higher demand for these services services and limited capacity. Notwithstanding, inflation within the United States has had a minimal effect on the Company. The Company's foreign interests may be adversely affected by inflation in Russia and other countries. The Company cannot predict the extent of any such effect.

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

          There were no matters submitted for a vote of shareholders during the quarter ended September 30, 1997.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               Exhibit             Description
                  27.3             Financial Data Schedule

          (b) There were no reports on Form 8-K filed during the quarter ended September 30, 1997.

                                   SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      St. Mary Land & Exploration Company



November 12, 1997                     By  /s/ MARK A. HELLERSTEIN
                                          ---------------------------
                                          Mark A. Hellerstein
                                          President and Chief Executive Officer


November 12, 1997                     By  /s/ RICHARD C. NORRIS
                                          ---------------------------
                                          Richard C. Norris
                                          Vice President - Accounting and
                                          Administration and Chief Accounting
                                          Officer