Form 10-K405
period 1997-12-31
ST MARY LAND & EXPLORATION CO
filed 1998-03-25
CIK 893538

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ x ] Annual  Report  Pursuant  to  Section  13 or  15(d)  of the  Securities
      Exchange Act of 1934 for the fiscal year ended December 31, 1997.

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


             1776 Lincoln Street, Suite 1100, Denver, Colorado 80203
             (Address of principal executive offices       (Zip Code)

                                 (303) 861-8140
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None
           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 par value
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [ x ] No [   ]

     Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

     The aggregate market value of 9,777,730 shares of voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 19, 1998 of $36.0625 per share as reported on the Nasdaq National Market System, was $352,609,388. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock and who may be deemed an affiliate have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of March 19, 1998, the Registrant had 10,984,023 shares of Common Stock outstanding.

                       DOCUMENT INCORPORATED BY REFERENCE

     The information required by Part III (Items 10, 11, 12 and 13) is incorporated by reference from Registrant's definitive Proxy Statement relating to its 1998 Annual Meeting of Stockholders.

                                TABLE OF CONTENTS
                                -----------------
ITEM                                                                        PAGE
----                                                                        ----
                                     PART I

ITEM 1.  BUSINESS...........................................................  4
              Background....................................................  4
              Business Strategy.............................................  4
              Significant Developments Since December 31, 1996..............  6

ITEM 2.  PROPERTIES.........................................................  7
              Domestic Operations...........................................  7
              International Operations...................................... 12
              Key Relationships..............................................13
              Acquisitions...................................................13
              Reserves.......................................................13
              Production.....................................................14
              Productive Wells...............................................15
              Drilling Activity..............................................15
              Domestic and International Acreage.............................16
              Non-Oil and Gas Activities.....................................16
              Competition....................................................17
              Markets and Major Customers....................................17
              Government Regulations.........................................18
              Title to Properties............................................18
              Operational Hazards and Insurance..............................19
              Employees and Office Space.....................................19
              Glossary.......................................................19

ITEM 3.  LEGAL PROCEEDINGS...................................................21

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................21

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
          RELATED SECURITY HOLDERS MATTERS...................................22

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA................................23

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.................................25
              Overview.......................................................25
              Results of Operations..........................................27
              Liquidity and Capital Resources................................30
              Accounting Matters.............................................35
              Effects of Inflation and Changing Prices.......................36

                                TABLE OF CONTENTS
                                -----------------
                                   (Continued)
ITEM                                                                        PAGE
----                                                                        ----

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................37

ITEM 9.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.................................37


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..................37

ITEM 11. EXECUTIVE COMPENSATION..............................................37

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT......................................................37

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................37


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
         REPORTS ON FORM 8-K.................................................38

                                     PART I

ITEM 1.  BUSINESS

Background

         St. Mary Land & Exploration Company ("St. Mary" or the "Company") is an independent energy company engaged in the exploration, development, acquisition and production of natural gas and crude oil. St. Mary's operations are focused in five core operating areas in the United States: the Mid-Continent region; the ArkLaTex region; south Louisiana; the Williston Basin; and the Permian Basin. As of December 31, 1997, the Company had estimated net proved reserves of approximately 11.5 MMBbls of oil and 196.2 Bcf of natural gas, or an aggregate of 265.2 BCFE (87% proved developed, 74% gas) with a PV-10 Value before tax of $262.0 million.

         From January 1, 1995 through December 31, 1997, the Company added estimated net proved reserves of 241.1 BCFE at an average Finding Cost of $4.33 per BOE. In 1997 the Company replaced 358% of production at an average Finding Cost of $4.99 per BOE and increased estimated net proved reserves by 39%. Production increased 32% in 1997 to a total of 30.0 BCFE, or average daily production of 82.3 MMcf per day. The Company's 1998 capital budget of approximately $94.0 million includes (i) $56.0 million for ongoing development and exploration programs in the core operating areas, (ii) $20.0 million for niche acquisitions of oil and gas properties and (iii) $18.0 million for high-risk, large-target exploration prospects.

         The principal offices of the Company are located at 1776 Lincoln Street, Suite 1100, Denver, Colorado 80203, and its telephone number is (303) 861-8140.

Business Strategy

         St. Mary's objective is to build shareholder value through consistent economic growth in reserves and production and the resulting increase in net asset value per share, and cash flow per share and earnings per share. A focused and balanced program of low to medium-risk exploration, development and niche acquisitions in each of its core operating areas is designed to provide the foundation for steady growth while the Company's portfolio of high-risk, large-target exploration prospects have the potential to significantly increase the Company's reserves and production. All investment decisions are measured and ranked by their risk-adjusted impact on per share value. The Company does not pursue growth for the sake of growth. Principal elements of the Company's strategy are as follows.

         Focused Geographic Operations. The Company focuses its exploration, development and acquisition activities in five core operating areas where it has built a balanced portfolio of proved reserves, development drilling opportunities and high-risk large-target exploration prospects. The Company believes that its extensive leasehold position is a strategic asset. Since 1992 St. Mary has expanded its technical and operating staff and increased its drilling, production and operating capabilities. Senior technical managers, each with over 25 years of experience head up regional technical offices located near core properties and are supported by centralized administration in the Company's Denver office. St. Mary has knowledgeable and experienced professionals at every level of the organization and has been able to recruit and retain a team of employees that average almost seven years of tenure with the Company. St. Mary believes that its long-standing presence, its established networks of local industry relationships and its extensive acreage holdings in its core operating areas provide a significant competitive advantage. In addition, the Company believes that it can continue to expand its operations without the need to proportionately increase the number of employees.

         Exploitation and Development of Existing Properties. The Company uses its comprehensive base of geological, geophysical, engineering and production experience in each of its core operating areas to source prospects for its ongoing, low to medium-risk development and exploration programs. St. Mary conducts detailed geologic studies and uses an array of technologies and tools including 3-D seismic imaging, hydraulic fracture and reservoir stimulation techniques, and specialized logging tools to maximize the potential of its existing properties. During 1997, the Company participated in 133 gross wells with an 85% success rate and 30 recompletions with an 87% success rate.

         Large-Target Prospects. The Company invests 15% to 20% of its annual capital budget in higher-risk, large-target exploration projects and currently has an inventory of eight active projects in its core areas. The Company's strategy is to test four or more of these large exploration prospects each year which in total have the potential, if successful, to increase the Company's net reserves by 25% or more. St. Mary seeks to invest in a diversified mix of large-target exploration projects and generally limits its capital exposure by participating with other experienced industry partners. St. Mary plans to test several large-target prospects in south Louisiana during 1998, including its Atchafalaya Bay, Belle Bayou and Patterson prospects.

         Selective Acquisitions. The Company seeks to make selective niche acquisitions of oil and gas properties that complement its existing operations, offer economies of scale and provide further development and exploration opportunities based on proprietary geologic concepts. Management believes that the Company's focus on smaller, negotiated transactions where the Company has specialized geologic knowledge or operating experience has enabled it to acquire attractively priced and under-exploited properties. During the last three years, the Company completed acquisitions totaling $56.4 million at an average acquisition cost of $4.17 per BOE.

         Strategic Relationships. The Company cultivates strategic partnerships with independent oil and gas operators having focused regional experience and specialized technical skills. The Company's strategy is to serve as operator or, alternatively, to maintain a majority interest in such ventures to ensure that it can exercise significant influence over development and exploration activities. In addition the Company seeks industry partners who are willing to co-invest on substantially the same basis as the Company. For example, the Company's operations in the Williston Basin are conducted through Panterra
Petroleum ("Panterra") in which St. Mary holds a 74% general partnership interest. The managing partner of Panterra is Nance Petroleum Corporation, the principal of which has over 25 years of experience in the Williston Basin.

         Financial Flexibility. A conservative use of financial leverage has long been a cornerstone of St. Mary's strategy. St. Mary believes that the preservation of a strong balance sheet is a competitive advantage because it enables the Company to act quickly and decisively to capture opportunities and provides the financial resources to weather periods of volatile commodity prices or escalating costs. St. Mary has been profitable for eleven consecutive years.

Significant Developments Since December 31, 1996

         Deep Gas Exploration Success. In February 1997 St. Mary announced an important deep gas discovery on its fee lands in south Louisiana at the St. Mary Land & Exploration No. 2 well at South Horseshoe Bayou in a pay zone at approximately 17,300 feet. The well was completed at an initial rate of 20 MMcf of gas per day. In January 1998, the St. Mary Land & Exploration No. 3 was completed as a successful confirmation well at over 35 MMcf of gas per day in the upper pay zone. The Company expects to recomplete the No. 2 well in a lower pay zone at approximately 17,900 feet in Apirl 1998.

         Sale of Common Stock. In February 1997, the Company closed the sale of 2,000,000 shares of common stock at $25.00 per share and closed the sale of an additional 180,000 shares in March 1997, pursuant to the underwriters' exercise of the over-allotment option. These transactions resulted in aggregate net proceeds of $51.2 million. The proceeds of these sales were used to fund the Company's exploration, development and acquisition programs.

         Russian Joint Venture. In February 1997, the Company sold its interests in its Russian joint venture to Khanty Mansiysk Oil Corporation ("KMOC"), formerly known as Ural Petroleum Corporation, for consideration totaling $17.6 million.

         Box Church Development. Following the significant discovery in the Box Church Field in 1996, which added 26.4 Bcf of estimated net proved reserves, the Company has drilled and completed eleven development wells in 1997 and have three wells awaiting completion in 1998. The Company's development program increased gross production at the Box Church Field to over 22 MMcf per day in December 1997 compared to 2.5 MMcf when the field was acquired. The Company plans to drill four additional wells at Box Church in 1998.

         Acquisitions of Oil and Gas Properties. In 1997 the Company completed five acquisitions of oil and gas properties for $27.3 million, including an expansion of the Company's interests in the Anadarko Basin for $20.3 million, a $3.8 million acquisition of operated properties in Louisiana, and supplemental acquisitions of $3.2 million in the Permian and Williston Basins.

         Oil and Gas Property Sales. In order to continue to focus and rationalize its operations, the Company sold certain non-operated interests in south Texas in May 1997 and realized a net gain of approximately $4.2 million.

         Lafayette Exploration Office. In 1997 St. Mary opened an exploration office in Lafayette, Louisiana as part of its strategy to expand activities in the transition zone of the Gulf Coast.

ITEM 2.  PROPERTIES

Domestic Operations

         The Company's exploration, development and acquisition activities are focused in five core operating areas: the Mid-Continent region; south Louisiana; the ArkLaTex region; the Williston Basin in North Dakota and Montana; and the Permian Basin in west Texas and New Mexico. Information concerning each of the Company's major areas of operations, based on the Company's estimated net proved reserves as of December 31, 1997, is set forth below

                                           Oil      Gas             MMCFE               PV-10 Value
                                         -------   ------      ----------------   -----------------------
                                         (MBbls)   (MMcf)      Amount  Percent    (In thousands)  Percent
                                         -------   ------      ------  -------    --------------  -------
    Mid-Continent Region...........         812    83,914      88,786    33.5%       $ 85,853      32.8%
    South Louisiana................       1,076    49,919      56,375    21.2%         83,918      32.0%
    ArkLaTex Region................         909    50,777      56,231    21.2%         49,655      18.9%
    Williston Basin................       4,959     3,823      33,577    12.7%         25,876       9.9%
    Permian Basin..................       3,680     4,902      26,982    10.2%         13,670       5.2%
    Other (1)......................          57     2,895       3,237     1.2%          3,034       1.2%
                                         ------   -------     -------   ------       --------     ------
    Total .........................      11,493   196,230     265,188   100.0%       $262,006     100.0%
                                         ======   =======     =======   ======       ========     ======

-----------
     (1) Includes reserves associated with properties in Alabama, Colorado, Kansas, Mississippi, Utah, Wyoming and Canada.

         Mid-Continent Region. The Company has been active in the Mid-Continent region since 1973 where the Company's operations are managed by its 25-person, Tulsa, Oklahoma office. The Company has ongoing exploration and development programs in the Anadarko Basin of Oklahoma and the Sherman-Marietta Basin of southern Oklahoma and northern Texas. The Mid-Continent region accounted for 33.5% of the Company's estimated net proved reserves as of December 31, 1997 or
88.8 BCFE (79% proved developed and 94% gas). The Company participated in 73 gross wells and recompletions in this region in 1997, including 18 Company-operated wells.

         The Company's development and exploration budget in the Mid-Continent region for 1998 totals $32 million. The Company plans to operate 22 wells (62% of the Mid-Continent budget) in the Mid-Continent region during 1998 and to utilize four to five drilling rigs throughout the year. St. Mary also expects to participate in an additional 30 to 40 wells to be operated by other entities.

         Anadarko Basin. The Company's 1998 Mid-Continent capital budget of $32 million will focus on higher potential prospects in the Morrow, Hunton and Springer formations targeting per well reserves of 5 to 30 Bcf of gas. The 1998 Mid-Continent program is balanced by additional lower-risk drilling in the Granite Wash play. In recent years the Company has achieved success rates exceeding 90 percent in the Granite Wash based on an extensive geologic study of the formation in Washita and Beckham Counties, Oklahoma, undertaken by the Company during 1993 and 1994.

         Sherman-Marietta Basin. In the Sherman-Marietta Basin of northeast Texas, St. Mary has identified a series of prospect areas to the south of the Red River in Cooke and Grayson Counties. Geologic studies of the complexly faulted edge of this basin have yielded prospects in both the shallower Penn sands as well as the deeper Oil Creek and Arbuckle formations. A twelve square mile 3-D seismic survey at the Company's South Dexter prospect area in 1994 led to a discovery in the Ordovician Oil Creek sands during 1996. St. Mary plans to drill several tests in its South Dexter prospect area in 1998.

         In addition, the Company has a 41% working interest in its large-target Red Branch prospect that is located in Cooke County, Texas. This Arbuckle and Oil Creek prospect is scheduled for late 1998 and St. Mary will operate the well. See "Large-Target Exploration Projects."

         Carrier Prospect. Within its inventory of large-target prospects, the Company holds an aggregate 11.2% working interest in 25,800 acres in Leon County, Texas in the Cotton Valley reef play. The Company's Carrier Prospect acreage is located approximately nine miles east of the trend of the industry's initial prolific reef discoveries and targets potentially larger reefs that are postulated to have developed in the deeper waters of the basin during the Jurassic period. The Company and its partners completed a 52 square mile 3-D seismic survey in 1997 and expect to complete processing and interpretation of the seismic data and final evaluation of the prospective acreage by mid 1998. See "Large-Target Exploration Projects."

         South Louisiana Region. The Company's operations in south Louisiana include its royalty interests in St. Mary Parish, working interests in properties acquired in 1997 and a number of large-target prospects located both on its fee lands and in separate prospect areas in south Louisiana. The south Louisiana region accounted for 21.2% of the Company's estimated net proved reserves as of December 31, 1997 or 56.4 BCFE (97% proved developed, 88% gas).

         Fee Lands. The Company owns 24,914 acres of fee lands and associated mineral rights in St. Mary Parish, located approximately 85 miles southwest of New Orleans. St. Mary also owns a 25% working interest in approximately 300 acres located offshore and immediately south of the Company's fee lands. Since the initial discovery on the Company's fee lands in 1938, cumulative oil and gas revenues, primarily landowner's royalties, to the Company from the Bayou Sale, Horseshoe Bayou and Belle Isle Fields on its fee have exceeded $215 million. St. Mary currently leases 17,556 acres of its fee lands and has an additional 7,358 acres that are presently unleased. The Company's principal lessees are Texaco, Vastar, Oryx, Mobil and Sam Gary Jr. and Associates, a private exploration company headquartered in Denver.

         St. Mary has encouraged development drilling by its lessees, facilitated the origination of new prospects on acreage not held by production and stimulated exploration interest in deeper, untested horizons. The Company's major discovery on its fee lands at South Horseshoe Bayou in early 1997 and a subsequent successful confirmation well in early 1998 proved that significant accumulations of gas could be sourced and trapped at depths below 16,000 feet. Net production from the Company's fee lands increased by 13% in 1997 and 16% in 1996 as a result of the continuing development of the shallower formations on the property and production from the deep gas discovery at South Horseshoe Bayou. The Company's fee properties contributed approximately $8.8 million, or 11.6%, of St. Mary's gross oil and gas production revenues in 1997 and currently have gross production of over 60 MMcf and 1.8 MBbls per day.

         St. Mary granted 3,088 acres of new leases on its fee lands during 1997 and received associated cash bonus payments of $757,000. New leases provide the Company with a 25% royalty on all production and the option to participate as up to a 25% working interest owner. Accordingly, as in the case of the discovery and confirmation well at South Horseshoe Bayou, St. Mary bears 25% of the costs but receives approximately 40% of the revenues. In 1997 St. Mary opened an exploration office in Lafayette, Louisiana as part of its strategy to expand activities in the transition zone of the Gulf Coast.

         St. Mary's historical presence in southern Louisiana, its established network of industry relationships and its extensive technical database on the area have enabled the Company to assemble an inventory of large-target prospects in the south Louisiana region.

         South Horseshoe Bayou Prospect Discovery. In February 1997 the Company announced a significant deep gas discovery on its fee lands in St. Mary Parish at the St. Mary Land & Exploration No. 2 well. This well was completed in sands below 17,300 feet and produced over six Bcf of gas during 1997. In January 1998 a confirmation well, the St. Mary Land & Exploration No. 3, was completed in the same interval at a rate of over 35 MMcf per day. The Company expects to recomplete the No. 2 well in a lower pay zone at approximately 17,900 feet in April 1998. The Company believes that an additional well may be required to evaluate an adjacent but separate fault block situated immediately to the north of the two existing wells. St. Mary will evaluate this prospect during 1998 with the goal of drilling a well in late 1998 or early 1999. See "Large-Target Exploration Projects."

         Roanoke Prospect Discovery. St. Mary and its partners control approximately 8,800 gross acres at the Roanoke Prospect in Jefferson Davis Parish through a combination of seismic permits, options and leases. St. Mary holds a 33.3 % working interest in the prospect area. The Roanoke Field, originally discovered in 1934, has produced over 25 MMBbls of oil and 100 Bcf of gas. This is a complexly faulted salt dome field and was considered by the Company to be an excellent candidate for re-evaluation using modern 3-D seismic imaging to identify potential by-passed pays and untested fault blocks.

         The first exploratory test at Roanoke was successfully completed in September 1997 as a discovery in the Frio formation and is currently producing over 7.0 MMcf per day. In 1998 St. Mary and its partners plan to test a second prospect at Roanoke targeting the Hackberry formation on a separate fault block. See "Large-Target Exploration Projects."

         Atchafalaya Bay Prospect. In March 1997 the Company and its partner acquired seven tracts (2,845 gross acres) in a Louisiana state lease sale in Atchafalaya Bay. The leases are located approximately two miles south of the Company's 1997 discovery at South Horseshoe Bayou and lie in water depths of less than five feet in the delta of Atchafalaya Bay.

         St. Mary holds a 40% working interest in this large, 3-D defined prospect below 16,000 feet that targets the same sands found to be productive at South Horseshoe Bayou. The Company expects that several wells will be required to fully test the prospect due to its size and configuration.

         An initial exploratory test at Atchafalaya was commenced in September 1997 but experienced serious drilling problems in October when an over-pressured sand was penetrated below 12,000 feet. The initial well was plugged and abandoned due to these drilling problems and a replacement well was started in November 1997. The current well is drilling below 16,000 feet and is scheduled to reach total depth of approximately 19,000 feet in April 1998. If successful, the Company estimates that the initial well could be connected to pipeline facilities within approximately 60 days of completion of the well. See "Large-Target Exploration Projects."

         Belle Bayou Prospects. A series of four separate deep gas prospect have been identified on the eastern portion of the Company's fee lands on the western flank of the Belle Isle Field. St. Mary has a 12.5% working interest and a 25% royalty interest in the first exploratory test that commenced drilling in March 1998. See "Large-Target Exploration Projects."

         Patterson Prospect. The Company's Patterson prospect is located approximately 20 miles north of the Company's fee lands in St. Mary Parish. St. Mary holds a 25% working interest in leases and options totaling approximately 5,573 acres in the prospect area which lies within a major east-west producing trend between the Garden City and Patterson Fields. An unsuccessful 19,000-foot test was drilled in 1995 based on 2-D seismic data and existing well control. In order to further evaluate this prospect, in 1997 St. Mary and its partners purchased 20 square miles of a regional 3-D seismic survey. In 1998 St. Mary plans to reenter and sidetrack the existing well to test a newly defined prospect targeting the MA-3 and MA-7 formations. See "Large-Target Exploration Projects."

         ArkLaTex Region. The Company's operations in the ArkLaTex area are managed by the Company's 12-person office in Shreveport, Louisiana. The ArkLaTex region accounted for 21.2% of the Company's estimated net proved reserves as of December 31, 1997 or 56.2 BCFE (81% proved developed and 90% gas). The Company's 1998 capital budget provides $8.1 for additional drilling, primarily for continued development at the Haynesville and Box Church Fields.

         In 1992 the Company  acquired the ArkLaTex oil and gas properties of T.
L. James & Company, Inc. as well as rights to over 6,000 miles of proprietary 2-D seismic data in the region. St. Mary's holdings in the ArkLaTex region are comprised of interests in approximately 426 producing wells, including 58 Company-operated wells, and interests in leases totaling approximately 45,600 gross acres and mineral servitudes totaling approximately 15,600 gross acres. Since 1992, the Company has completed six additional acquisitions of producing properties in the region totaling $10.3 million and has undertaken an active program of additional development and exploration.

         In 1994 and 1995 the Company extended the Bayou D'Arbonne Field in Union Parish, Louisiana with six successful wells in the Cotton Valley sand formation. Since the Company's discovery at the Haynesville Field in Clairborne Parish, Louisiana in 1995, St. Mary has drilled or participated in ten successful wells in the Haynesville formation and plans to drill or participate in seven additional wells in the field during 1998.

         The Company and its partner acquired the Box Church Field (approximately 2,112 gross acres) in Limestone County, Texas in four separate transactions during 1995 and 1996. The Company's net acquisition cost totaled $2.6 million, and the Company operates and holds an average 58% working interest in three units comprising this field. During 1996, the Company made a significant discovery in the Box Church Field in the Upper and Lower Travis Peak formations (approximately 7,500 feet) and the Cotton Valley formation (approximately 9,000 feet). This discovery resulted at year-end 1996 in the addition of 26.4 Bcf of estimated net proved reserves, representing a 35% increase in the Company's gas reserves. At the end of 1997 there were 18 producing wells in the Box Church Field and an additional three wells awaiting completion. The Company's development program increased gross production at the Box Church Field from approximately 2.5 MMcf per day when the field was acquired to over 22 MMcf per day in December 1997. The Company plans to drill four additional wells at Box Church in 1998.

         Williston Basin Region. The Company's operations in the Williston Basin are conducted through Panterra Petroleum, a general partnership formed in June 1991. The Company holds a 74% general partnership interest in Panterra and the managing partner, Nance Petroleum Corporation ("Nance Petroleum"), owns a 26% interest. Nance Petroleum's principal activity is the management of Panterra's interest in the Williston Basin. All of St. Mary's and Nance Petroleum's activities in the Williston Basin are conducted through Panterra, which currently owns interests in 63 fields within the basin's core producing area including 108,000 gross acres, 68 Panterra-operated wells and 175 wells operated by other parties.

         The Williston Basin region accounted for 12.7% of the Company's estimated net proved reserves as of December 31, 1997 or 33.6 BCFE (94% proved developed and 89% oil). St. Mary has budgeted approximately $4.1 million as its share of Panterra's 1998 development and exploration program, which includes three Panterra-operated wells.

         The Company's exploration and development activities in the Williston Basin have focused on the application of 3-D seismic data to delineate structural and stratigraphic features which were not previously discernible using conventional 2-D seismic. Panterra has conducted over 45 square miles of 3-D seismic surveys covering selected portions of the North Bainville Field in Roosevelt County, Montana; the Brush Lake Field in Sheridan County, Montana; the Nameless Field in McKenzie County, North Dakota and the Mondak Field on the Montana/North Dakota border. These surveys have generated a series of prospects and have resulted in the drilling of 13 Panterra-operated development and exploration wells since 1991 with a 100% success rate.

         St. Mary plans to evaluate additional opportunities at the North Bainville, Brush Lake and Mondak Fields and to build its prospect inventory during 1998.

         Permian Basin Region. The Permian Basin of New Mexico and west Texas is the Company's newest area of concentration. Management believes that its Permian Basin operations provide St. Mary with a solid base of long lived oil reserves, promising longer-term exploration and development prospects and the potential for secondary recovery projects. The Company established a presence in the basin in 1995 through the acquisition of a 21.2% working interest in a top lease in Ward and Winkler Counties, Texas which is believed to have significant development and exploration potential. The Company expanded its holdings in the basin during 1996 with the acquisition of a 90% interest in the producing properties of Siete Oil & Gas Corporation. The Permian Basin region accounted for 10.2% of the Company's estimated net proved reserves as of December 31, 1997 or 27.0 BCFE (91% proved developed and 82% oil).

         Ward Estes. The Company acquired a 21.2% interest in the top lease in the Ward Estes North Field in Ward County, Texas for $1.7 million in 1995. The top lease covers 30,450 contiguous acres and becomes effective in August 2000 when the existing base lease expires. Rights to all remaining production from the leasehold will transfer to St. Mary and its partners in August 2000. Wells covered by the base lease currently produce in excess of 6,000 barrels of oil per day from relatively shallow formations and are expected to have significant remaining reserves when the base lease expires.

         The Company believes that the Ward Estes top lease provides it with the attractive combination of a low-risk acquisition of long-lived oil reserves and a long-term exploration and development project. St. Mary and its partners have initiated discussions to determine whether the remaining two and one-half years of the base lease can be acquired from the existing holder. However, there can be no assurance that these negotiations will prove successful or that St. Mary will gain access to the property prior to the expiration of the base lease in August 2000. See "Large- Target Exploration Projects."

         Siete Properties. In 1996 the Company completed the acquisition of a 90% interest in the oil and gas properties of Siete Oil & Gas Corporation for $10.0 million. The acquisition included approximately 150 wells in southeast New Mexico and west Texas producing from the Yates/Queen, Delaware and Bone Springs sands at depths of between 3,500 and 7,500 feet which are operated by the Company's 10% partner. The acquired reserves were approximately 80% oil and had a reserve life of approximately 15 years. During the balance of 1996 and in 1997 the Company completed a series of follow-on acquisitions of smaller interests in the Siete properties which totaled $4.6 million.

         In 1998 St. Mary plans to invest approximately $6.8 million in several projects including the expansion of a successful pilot waterflood project at the Parkway Field and the commencement of a waterflood of the Shugart Field, which were part of the Siete acquisition made in 1996.

         Large-Target Exploration Projects. The Company invests approximately 15% to 20% of its annual capital budget in longer-term, higher-risk, high-potential exploration projects. During the past several years the Company has assembled an inventory of large potential projects in various stages of development which have the potential to materially increase the Company's reserves. The Company's strategy is to maintain a pipeline of seven to ten of these high-potential prospects and to test four or more targets each year, while furthering the development of early-stage projects and continuing the evaluation of potential new exploration prospects.

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

                                                                            St. Mary    St. Mary     Expected
                                                                             Working     Royalty       Test
Project Name      Objective              Location                          Interest(1)  Interest(2)   Date(3)
---------------   --------------------   ----------------------------      -----------  -----------  ---------
Atchafalaya Bay   Rob, Operc             Atchafalaya Bay, LA                  40.0%          -      early 1998
Belle Bayou       Rob, Operc             St. Mary Parish, LA                  12.5%        25.0%    mid 1998
Roanoke           Hackberry              Jefferson Davis Parish, LA           33.3%          -      late 1998
South Horseshoe   separate fault block   St. Mary Parish, LA                  25.0%        22.0%    late 1998
Red Branch        Arbuckle, Oil Creek    Grayson & Cooke Counties, TX         41.0%          -      late 1998
Patterson         MA-3 , MA-7            St. Mary Parish, LA                  25.0%          -      late 1998
Carrier           Cotton Valley Reef     Leon County, TX                      13.9%          -      early 1999
Ward Estes        multiple targets       Ward & Winkler Counties, TX          21.2%          -      late 2000

------------
     (1) Working interests differ from net revenue interests due to royalty interest burdens.
     (2) Royalty interests are approximate and are subject to adjustment. St. Mary has no capital at risk with respect to its royalty interests.
     (3) Expected Test Date refers to the period during which the Company anticipates the completion of an exploratory well.

International Operations

         In 1997 the Company completed the sale or disposition of its remaining international investments, with the exception of minor working interests in properties in Canada, which represented less than one percent of the Company's estimated proved reserves at December 31, 1997.

         Russian Joint Venture. In February 1997, the Company sold its interests in its Russian joint venture to Khanty Mansiysk Oil Corporation ("KMOC"), formerly known as Ural Petroleum Corporation for consideration totaling $17.6 million. The Company received $5.6 million in cash, before transaction costs, $1.9 million of KMOC common stock and a convertible receivable in a form equivalent to a retained production payment of approximately $10.1 million plus interest at 10% per annum from the limited liability company formed to hold the Russian joint venture. The Company's receivable is collateralized by the partnership interest sold and the Company has the right, subject to certain conditions, to require KMOC to purchase the receivable from the net proceeds of an initial public offering of KMOC common stock or alternatively, the Company may elect to convert all or a portion of its receivable into KMOC common stock immediately prior to an initial public offering of KMOC common stock.

         Trinidad and Tobago. In 1997 the Company relinquished its 7.47% reversionary interest in a 281,506-acre onshore exploration and production license in the Caroni Basin of Trinidad and Tobago.

Key Relationships

         The Company cultivates strategic partnerships with independent oil and gas operators having region-specific experience and specialized technical skills. The Company's strategy is to serve as operator or alternatively to maintain a majority interest in such ventures to ensure that it can exercise significant influence over development and exploration activities. In addition the Company seeks industry partners who are willing to co-invest on substantially the same basis as the Company. For example, the Company's operations in the Williston Basin are conducted through Panterra in which St. Mary holds a 74% general partnership interest. The managing partner of Panterra is Nance Petroleum Corporation, the principal of which has over 25 years of experience in the Williston Basin.

Acquisitions

         The Company's strategy is to make selective niche acquisitions of oil and gas properties within its core operating areas in the United States. The Company seeks to acquire properties that complement its existing operations, offer economies of scale and provide further development and exploration opportunities based on proprietary geologic concepts or advanced well completion techniques. Management believes that the Company's success in acquiring attractively priced and under-exploited properties has resulted from its focus on smaller, negotiated transactions where the Company has specialized geologic knowledge or operating experience.

         Although the Company periodically evaluates large acquisition packages offered in competitive bid or auction formats, the Company has continued to emphasize acquisitions having values of less than $10 million which generally attract less competition and where the Company's technical expertise, financial flexibility and structuring experience affords a competitive advantage. The Company seeks acquisitions that offer additional development and exploration opportunities such as its series of acquisitions in the Box Church Field of east Texas during 1995 and 1996. During 1996 and 1997, the Company purchased eleven parcels for $21.0 million and five parcels for $27.3 million, respectively. For 1998 the Company has budgeted $20 million for property acquisitions.

Reserves

         At December 31, 1997, Ryder Scott, independent petroleum engineers, evaluated properties representing approximately 82% of the Company's total PV-10 Value and the Company evaluated the remainder. The PV-10 Values shown in the following table are not intended to represent the current market value of the estimated net proved oil and gas reserves owned by the Company. Neither prices nor costs have been escalated, but prices include the effects of hedging contracts.

         The following table sets forth summary information with respect to the estimates of the Company's net proved oil and gas reserves for each of the years in the three-year period ended December 31, 1997, as prepared by Ryder Scott and by the Company.

                                                   As of December 31,
                                           ----------------------------------
                                             1997         1996         1995
                                           --------     --------     --------
  Proved Reserves Data: (1)
  Oil (MBbls)...........................     11,493       10,691        7,509
  Gas (MMcf)............................    196,230      127,057       75,705
  MMCFE.................................    265,188      191,202      120,762
  PV-10 value (in thousands)............   $262,006     $296,461     $120,192
  Proved developed reserves.............        87%          84%          89%
  Production replacement................       358%         422%         203%
  Reserve life (years)..................        8.8          8.4          6.5
------------
     (1) Reserve data attributable to the Company's Russian joint venture have been excluded from this table. Effective February 12, 1997, the Company sold its Russian joint venture. See "International Operations."

Production

         The following table summarizes the average volumes of oil and gas produced from properties in which the Company held an interest during the periods indicated.

                                                    Years Ended December 31,
                                                 -----------------------------
                                                  1997       1996        1995
                                                 ------     ------      ------
Operating Data:
  Net production:
   Oil (MBbls)................................    1,188      1,186       1,044
   Gas (MMcf).................................   22,900     15,563      12,434
   MMCFE......................................   30,024     22,680      18,696
  Average net daily production:
   Oil (Bbls).................................    3,254      3,240       2,852
   Gas (Mcf)..................................   62,739     42,522      33,973
   MCFE.......................................   82,263     61,962      51,084
  Average sales price: (1)
   Oil (per Bbl)..............................   $18.87     $18.64      $16.37
   Gas (per Mcf)..............................   $ 2.33     $ 2.23      $ 1.56
  Additional per BOE data:
   Lease operating expense....................   $ 2.09     $ 2.28      $ 2.49
   Production taxes...........................   $ 0.96     $ 1.13      $ 0.93
------------
     (1)  Includes  the  effects  of  the  Company's  hedging  activities.   See
          "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview."

         The Company uses financial hedging instruments, primarily fixed-for-floating price swap agreements and cost-less collar agreements with financial counterparties, to manage its exposure to fluctuations in commodity prices. The Company also employs limited use of exchange-listed financial futures and options as part of its hedging program for crude oil.

Productive Wells

         The following table sets forth information regarding the number of productive wells in which the Company held a working interest at December 31, 1997. Productive wells are either producing wells or wells capable of commercial production although currently shut in. One or more completions in the same borehole are counted as one well. A well is categorized under state reporting regulations as an oil well or a gas well based upon the ratio of gas to oil produced when it first commenced production, and such designation may not be indicative of current production.

                                  Gross      Net
                                  -----     -----
                          Oil       578       166
                          Gas       837       123
                                  -----     -----
                        Total     1,415       289
                                  =====     =====

Drilling Activity

         The following table sets forth the wells in which the Company participated during each of the three years indicated.

                                             Years Ended December 31,
                                   --------------------------------------------
                                       1997            1996            1995
                                   ------------    ------------    ------------
                                   Gross   Net     Gross   Net     Gross   Net
                                   -----  -----    -----  -----    -----  -----
Domestic:
  Development:
    Oil..........................    10    3.06      17    3.91       6    1.52
    Gas..........................    92   19.64      74   13.29      38    7.75
    Non-productive...............    15    4.35      11    2.70       6    2.00
                                    ---   -----     ---   -----     ---   -----
        Total....................   117   27.05     102   19.90      50   11.27
                                    ===   =====     ===   =====     ===   =====
  Exploratory:
    Oil..........................     4    1.21       -       -       5    1.56
    Gas..........................     7    2.04       5    1.25       8    0.74
    Non-productive...............     5    1.93      10    3.10      16    4.19
                                    ---   -----     ---   -----     ---   -----
        Total....................    16    5.18      15    4.35      29    6.49
                                    ===   =====     ===   =====     ===   =====
  Farmout or non-consent              4       -       9       -       4       -
                                    ===   =====     ===   =====     ===   =====
International:
  Development:
    Oil..........................     -       -      22    3.96       5    0.90
    Gas..........................     -       -       -       -       1    0.06
    Non-productive...............     -       -       -       -       -       -
                                    ---   -----     ---   -----     ---   -----
        Total....................     -       -      22    3.96       6    0.96
                                    ===   =====     ===   =====     ===   =====
  Exploratory:
    Oil..........................     -       -       -       -       -       -
    Gas..........................     -       -       -       -       -       -
    Non-productive...............     -       -       -       -       -       -
                                    ---   -----     ---   -----     ---   -----
        Total....................     -       -       -       -       -       -
                                    ===   =====     ===   =====     ===   =====
  Farmout or non-consent              -       -       -       -       -       -
                                    ===   =====     ===   =====     ===   =====
Grand Total(1) ..................   137   32.23     148   28.21      89   18.72
                                    ===   =====     ===   =====     ===   =====
------------
     (1) Does not include 4, 3 and 4 gross wells completed on the Company's fee lands during 1995, 1996, and 1997, respectively.

         All of the Company's drilling activities are conducted on a contract basis with independent drilling contractors. The Company owns no drilling equipment.

Domestic and International Acreage

         The following table sets forth the gross and net acres of developed and undeveloped oil and gas leases, fee properties, mineral servitudes and lease options held by the Company as of December 31, 1997. Undeveloped acreage includes leasehold interests that may already have been classified as containing proved undeveloped reserves.

                                                          Developed            Undeveloped
                                                         Acreage (1)            Acreage (2)              Total
                                                     ------------------     ------------------     ------------------
                                                      Gross       Net        Gross       Net        Gross       Net
                                                     -------    -------     -------    -------     -------    -------
Domestic:
Arkansas.........................................      4,307        768         166         54       4,473        822
 Louisiana.......................................     30,543     10,643      15,414      5,376      45,957     16,019
 Montana.........................................     12,505      6,393      33,147     19,297      45,652     25,690
 New Mexico......................................      7,760      1,576       3,920      1,084      11,680      2,660
 North Dakota....................................     27,944      8,784      40,145     18,380      68,089     27,164
 Oklahoma........................................    121,547     25,509      54,040     14,810     175,587     40,319
 Texas...........................................     33,264      9,126      41,825      7,975      75,089     17,101
 Other (3) ......................................     16,434      5,723      64,073     28,810      80,507     34,533
                                                     -------    -------     -------    -------     -------    -------
     Subtotal...............................         254,304     68,522     252,730     95,786     507,034    164,308
                                                     -------    -------     -------    -------     -------    -------

Louisiana Fee Properties.........................     13,176     13,176      11,738     11,738      24,914     24,914
Louisiana Mineral Servitudes.....................     10,125      5,509       5,511      5,191      15,636     10,700
                                                     -------    -------     -------    -------     -------    -------
     Subtotal....................................     23,301     18,685      17,249     16,929      40,550     35,614
                                                     -------    -------     -------    -------     -------    -------
     Total Domestic..............................    277,605     87,207     269,979    112,715     547,584    199,922
                                                     -------    -------     -------    -------     -------    -------
International:
 Canada..........................................      6,400        281      32,640      1,131      39,040      1,412
                                                     -------    -------     -------    -------     -------    -------
     Total International.........................      6,400        281      32,640      1,131      39,040      1,412
                                                     -------    -------     -------    -------     -------    -------
GRAND TOTAL......................................    284,005     87,488     302,619    113,846     586,624    201,334
                                                     =======    =======     =======    =======     =======    =======

-----------
     (1) Developed acreage is acreage assigned to producing wells for the spacing unit of the producing formation. Developed acreage in certain of the Company's properties that include multiple formations with different well spacing requirements may be considered undeveloped for certain formations, but have only been included as developed acreage in the presentation above.
     (2) Undeveloped acreage is lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas regardless of whether such acreage contains estimated net proved reserves.
     (3) Includes interests in Alabama, Colorado, Kansas, Mississippi, Utah and Wyoming. St. Mary also holds an override interest in an additional 45,919 gross acres in Utah.

Non-Oil and Gas Activities

         Summo Minerals. The Company, through a subsidiary, owns 9.9 million shares or 37% of Summo Minerals Corporation ("Summo"), a North American copper mining company focusing on finding late exploration stage, low to medium sized copper deposits in the United States amenable to the SX-EW extraction process. In addition, the Company owns 616,090 warrants and options to purchase common shares, exercisable at a price of Cdn $1.10 and which expire October 17, 1998. Summo's common shares are listed on the Toronto stock exchange under the symbol "SMA". The Company's investment in Summo had a market value of $1.8 million at December 31, 1997.

         In May 1997, the Company entered into an agreement to receive a 55% interest in Summo's Lisbon Valley Copper Project (the "Project") in return for the Company contributing $4.0 million in cash, all of its outstanding stock in Summo, and $8.6 million in letters of credit to a single purpose company, Lisbon Valley Mining Company LLC, formed to own and operate the Project. Summo will contribute the property, all project permits and contracts, $3.2 million in cash, and a commitment for senior debt financing in return for a 45% interest in the new company. The agreement is subject to certain conditions, including the final resolution of regulatory approvals and finalization of the necessary project financing. Summo has completed tests of the ground water quality to address concerns raised on appeal during the permitting process. The results of these tests support the original conclusions and recommendations made by the Bureau of Land Management ("BLM") when the Project was initially approved. A decision from the Interior Board of Land Appeals ("IBLA") is expected in mid 1998.

         The Company has agreed to provide interim financing of up to $2.7 million for the Project in the form of a loan to Summo due in June 1999. As of December 31, 1997, $2.1 million was outstanding under this loan. Any principal and interest amounts outstanding are convertible into shares of Summo common stock anytime after June 30, 1998 at the option of the Company. Upon capitalization of the new company the outstanding loan principal shall constitute a capital contribution in partial satisfaction of the Company's capital commitments set out in the May 1997 agreement. Management believes the long-term outlook for copper prices is favorable and plans to continue providing interim financing during 1998 until Summo receives final regulatory approval and copper prices recover adequately to justify construction using permanent financing. There can be no assurance that the Company will realize a return on its investment in Summo or the Project.

Competition

         Competition in the oil and gas business is intense, particularly with respect to the acquisition of producing properties, proved undeveloped acreage and leases. Major and independent oil and gas companies actively bid for desirable oil and gas properties and for the equipment and labor required for their operation and development. The Company believes that the locations of its leasehold acreage, its exploration, drilling and production capabilities and the experience of its management and that of its industry partners generally enable the Company to compete effectively. Many of the Company's competitors, however, have financial resources and exploration, development and acquisition budgets that are substantially greater than those of the Company, and these may adversely affect the Company's ability to compete, particularly in regions outside of the Company's principal producing areas. Because of this competition, there can be no assurance that the Company will be successful in finding and acquiring producing properties and development and exploration prospects at its planned capital funding levels.

Markets and Major Customers

         During 1997 two customers individually accounted for 10.6% and 10.2% of the Company's total oil and gas production revenue. Sales to one of these customers constituted 17.3% of total 1996 oil and gas production revenue. There were no sales to individual customers constituting 10% or more of total oil and gas production revenue during 1995.

Government Regulations

         The Company's  business is subject to various federal,  state and local laws and governmental regulations that may be changed from time to time in response to economic or political conditions. Matters subject to regulation include discharge permits for drilling operations, drilling bonds, reports concerning operations, the spacing of wells, unitization and pooling of properties, taxation and environmental protection. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below actual production capacity in order to conserve supplies of oil and gas.

         The Company's operations could result in liability for personal injuries, property damage, oil spills, discharge of hazardous materials, remediation and clean-up costs and other environmental damages. The Company could be liable for environmental damages caused by previous property owners. As a result, substantial liabilities to third parties or governmental entities may be incurred, and the payment of such liabilities could have a material adverse effect on the Company's financial condition and results of operations. The Company maintains insurance coverage for its operations, including limited coverage for sudden environmental damages, but does not believe that insurance coverage for environmental damages that occur over time is available at a reasonable cost. Moreover, the Company does not believe that insurance coverage for the full potential liability that could be caused by sudden environmental damages is available at a reasonable cost. Accordingly, the Company may be subject to liability or may lose substantial portions of its properties in the event of certain environmental damages. The Company could incur substantial costs to comply with environmental laws and regulations.

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

Title to Properties

         Substantially all of the Company's working interests are held pursuant to leases from third parties. A title opinion is usually obtained prior to the commencement of drilling operations on properties. The Company has obtained title opinions or conducted a thorough title review on substantially all of its producing properties and believes that it has satisfactory title to such properties in accordance with standards generally accepted in the oil and gas industry. The Company's properties are subject to customary royalty interests, liens for current taxes and other burdens which the Company believes do not materially interfere with the use of or affect the value of such properties. Substantially all of the Company's oil and gas properties are mortgaged to secure borrowings under the Company's credit facilities. The Company performs only a minimal title investigation before acquiring undeveloped properties.

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

Employees and Office Space

         As of December 31, 1997, the Company had 103 full-time employees. None of the Company's employees is subject to a collective bargaining agreement. The Company considers its relations with its employees to be good. The Company leases approximately 34,500 square feet of office space in Denver, Colorado, for its executive offices, of which 7,200 square feet is subleased. The Company also leases approximately 15,000 square feet of office space in Tulsa, Oklahoma, approximately 7,300 square feet of office space in Shreveport, Louisiana and approximately 500 square feet in Lafayette, Louisiana. The Company believes that its current facilities are adequate.

Glossary

         The terms defined in this section are used throughout this Form 10-K.

2-D seismic or 2-D data. Seismic data that are acquired and processed to yield a two-dimensional cross-section of the subsurface.

3-D seismic or 3-D data. Seismic data that are acquired and processed to yield a three-dimensional picture of the subsurface.

Bbl. One stock tank barrel, or 42 U.S. gallons liquid volume, used herein in reference to oil or other liquid hydrocarbons.

Bcf. Billion cubic feet, used herein in reference to natural gas.

BCFE. Billion cubic feet of gas equivalent. Gas equivalents are determined using the ratio of six Mcf of gas (including gas liquids) to one Bbl of oil.

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

Mcf. One thousand cubic feet.

MCFE. One thousand cubic feet of gas equivalent. Gas equivalents are determined using the ratio of six Mcf of gas (including gas liquids) to one Bbl of oil.

MMcf. One million cubic feet.

MMCFE. One million cubic feet of gas equivalent. Gas equivalents are determined using the ratio of six Mcf of gas (including gas liquids) to one Bbl of oil.

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

Royalty interest. An interest in an oil and gas property entitling the owner to shares of oil and gas production free of costs of exploration, development and production. Royalty interests are approximate and are subject to adjustment.

Undeveloped acreage. Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether such acreage contains estimated net proved reserves.

Working interest. The operating interest that gives the owner the right to drill, produce and conduct operating activities on the property and to share in the production.

ITEM 3.  LEGAL PROCEEDINGS

         To the knowledge of management, no claims are pending or threatened against the Company or any of its subsidiaries which individually or collectively could have a material adverse effect upon the Company's financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1997.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         SECURITY HOLDERS MATTERS

         Market Information. The Company's common stock is traded on the Nasdaq National Market System under the symbol MARY. Prior to the commencement of trading on December 16, 1992, no market for the stock existed. The range of high and low bid prices for the quarterly periods in 1997 and 1996, as reported by the Nasdaq National Market System, is set forth below:

         Quarter Ended                       High           Low
         -------------                       ----           ---
         March 31,1997                     $27.750        $24.250
         June 30, 1997                      35.750         29.500
         September 30, 1997                 45.375         35.250
         December 31, 1997                  41.125         32.250

         March 31,1996                      16.625         13.500
         June 30, 1996                      17.875         15.875
         September 30, 1996                 17.000         14.250
         December 31, 1996                  27.375         16.500

         On March 19, 1998 the closing sale price for the Company's common stock was $36.0625 per share.

         Holders. As of March 19, 1998, the number of record holders of the Company's common stock was 164. Management believes, after inquiry, that the number of beneficial owners of the Company's common stock is in excess of 1,600.

         Dividends. The Company has paid cash dividends to shareholders every year since 1940. Annual dividends of $0.16 per share have been paid quarterly in each of the years 1987 through 1996. The Company increased its quarterly dividend 25% to $.05 per share effective with the quarterly dividend declared in January 1997 and paid in February 1997. These dividends totaled $1,402,000 in each of the years 1993 through 1995, $1,401,000 in 1996, and $2,084,000 in 1997.
The Company's line of credit agreement with NationsBank and Norwest Bank limits cumulative dividends from December 31, 1992 forward to $3,000,000 plus cumulative net income from December 31, 1991, which totals $61,237,000 at December 31, 1997.

ITEM 6.           SELECTED CONSOLIDATED FINANCIAL DATA

         The following table sets forth selected consolidated financial data for the Company as of the dates and for the periods indicated. The financial data for the five years ended December 31, 1997, were derived from the Consolidated Financial Statements of the Company. These Consolidated Financial Statements have been audited by Arthur Andersen LLP, independent public accountants (1997) and Coopers & Lybrand L.L.P., independent accountants (1993 through 1996). The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," which includes a discussion of factors materially affecting the comparability of the information presented, and the Company's financial statements included elsewhere in this report.

                                                                     Year Ended December 31,
                                                       ------------------------------------------------
                                                       1997       1996       1995       1994       1993
                                                       ----       ----       ----       ----       ----
                                                             (In thousands, except per share data)
Income Statement Data:
Operating revenues:
     Oil production                                  $ 22,415   $ 22,100   $ 17,090   $ 14,006   $ 13,685
     Gas production                                    53,349     34,674     19,479     24,233     24,523
     Gain on sale of Russian joint venture              9,671        -          -          -          -
     Gain on sale of proved properties                  4,220      2,254      1,292        418        -
     Gas contract settlements and other                 1,391        523        789      6,128        424
                                                     ---------  ---------  ---------  ---------  ---------
Total operating revenues                               91,046     59,551     38,650     44,785     38,632
                                                     ---------  ---------  ---------  ---------  ---------
Operating expenses:
     Oil and gas production                            15,258     12,897     10,646     10,496      9,341
     Depletion, depreciation and amortization          18,366     12,732     10,227     10,134      8,775
     Impairment of proved properties                    5,202        408      2,676      4,219      3,498
     Exploration                                        6,847      8,185      5,073      8,104      5,457
     Abandonment and impairment of
         unproved properties                            2,077      1,469      2,359      1,023      1,020
     General and administrative                         7,645      7,603      5,328      5,261      4,712
     Gas contract disputes and other                      281         78        152        493        638
     (Income) loss in equity investees                    325     (1,272)       579        348        659
                                                     ---------  ---------  ---------  ---------  ---------
Total operating expenses                               56,001     42,100     37,040     40,078     34,100
                                                     ---------  ---------  ---------  ---------  ---------
Income from operations                                 35,045     17,451      1,610      4,707      4,532
Non-operating expense                                      99      1,951        896        525         62
Income tax expense (benefit)                           12,325      5,333       (723)       445      1,065
                                                     ---------  ---------  ---------  ---------  ---------
Income from continuing operations                      22,621     10,167      1,437      3,737      3,405
Gain  on sale of discontinued operations,
     net of income taxes                                  488        159        306        -          -
                                                     ---------  ---------  ---------  ---------  ---------
Income before cumulative effect of
     change in accounting principle                    23,109     10,326      1,743      3,737      3,405
Cumulative effect of change in
     accounting principle                                 -          -          -          -          300
                                                     ---------  ---------  ---------  ---------  ---------
Net income                                           $ 23,109   $ 10,326   $  1,743   $  3,737   $  3,705
                                                     =========  =========  =========  =========  =========

                                                                     Year Ended December 31,
                                                       1997       1996       1995       1994       1993
                                                       ----       ----       ----       ----       ----
                                                                         (In thousands)
Income Statement Data (continued):
Net income per common share:
     Income from continuing operations               $   2.13   $   1.16   $   0.17   $   0.43   $   0.39
     Gain on sale of discontinued operations             0.05       0.02       0.03         -          -
     Cumulative effect of change in
         accounting principle                              -          -          -          -        0.03
                                                     --------   --------   --------    --------  --------
Net income per share                                 $   2.18   $   1.18   $   0.20    $   0.43  $   0.42
                                                     ========   ========   ========    ========  ========
Net  income per common share, assuming dilution:
     Income from continuing operations               $   2.10   $   1.15   $   0.16   $   0.43   $   0.39
     Gain on sale of discontinued operations             0.05       0.02       0.04         -          -
     Cumulative effect of change in
         accounting principle                              -          -          -          -        0.03
                                                     --------   --------   --------   --------   --------
Net income per share, assuming dilution              $   2.15   $   1.17   $   0.20   $   0.43   $   0.42
                                                     ========   ========   ========   ========   ========

Cash dividends per share                             $   0.20   $   0.16   $   0.16   $   0.16   $   0.16
Weighted average common shares
     outstanding                                       10,620      8,759      8,760      8,763      8,763
Weighted average common shares
     outstanding, assuming dilution                    10,753      8,826      8,801      8,803      8,805

Other Data:
EBITDA (1)                                           $ 53,411   $ 30,183   $ 11,837   $ 14,841   $ 13,307
Net cash provided by operating activities              43,111     24,205     17,713     20,271     19,675
Capital and exploration expenditures                   89,213     52,601     32,307     31,811     23,434

Balance Sheet Data (end of period):
Working capital                                      $  9,618   $ 13,926   $  3,102   $  9,444   $ 15,187
Net property and equipment                            157,481    101,510     71,645     59,655     51,381
Total assets                                          211,030    144,271     96,126     89,392     81,797
Long-term debt                                         22,607     43,589     19,602     11,130      7,400
Total stockholders' equity                            147,932     75,160     66,282     66,034     63,635

------------
     (1) EBITDA is defined as income before interest income and expense, income taxes, depreciation, depletion, amortization, and gain on sale of discontinued operations. EBITDA is a financial measure commonly used for the Company's industry and should not be considered in isolation or as a substitute for net income, cash flow provided by operating activities or other income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity. Because EBITDA excludes some, but not all, items that affect net income and may vary among companies, the EBITDA presented above may not be comparable to similarly titled measures of other companies.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         St. Mary Land & Exploration Company ("St. Mary" or the "Company") was founded in 1908 and incorporated in Delaware in 1915. The Company is engaged in the exploration, development, acquisition and production of crude oil and natural gas with operations focused in five core operating areas in the United
States: The Mid-Continent region; the ArkLaTex region; south Louisiana; the Williston Basin; and the Permian Basin.

         Internal exploration, drilling and production personnel conduct the Company's activities in the Mid-Continent and ArkLaTex regions and in south Louisiana. Activities in the Williston Basin are conducted through Panterra Petroleum ("Panterra") in which the Company owns a 74% general partnership interest. The Company proportionally consolidates its interest in Panterra. Activities in the Permian Basin are primarily contracted through an oil and gas property management company with extensive experience in the basin.

         St. Mary has two principal equity investments, Summo Minerals Corporation ("Summo"), a North American copper mining company, and until early 1997, the Company's Russian joint venture. The Company accounts for its investments in Summo and the Russian joint venture under the equity method and includes its share of the income or loss from these entities in its consolidated results of operation. Effective February 12, 1997, the Company sold its Russian joint venture.

         The Company receives significant royalty income from its south Louisiana fee lands. Royalty revenues from the fee lands were $8.8, $8.1 and $5.5 million for the years 1997, 1996 and 1995, respectively. Management expects the Company's royalty income to increase in 1998 with the completion of the St. Mary Land & Exploration No. 3 well at South Horseshoe Bayou in January 1998, which followed the completion of the discovery well in the prospect in February 1997. The Company owns a 25% working interest and 22% royalty interest in this field for a combined net revenue interest of approximately 40%. The Company and the lessees have identified several geologic objectives for testing in future years.

         The results of operations include several significant acquisitions made during recent years. In December 1995, the Company acquired two different interests in the Box Church Field in its ArkLaTex region for $2.2 million and several additional interests in 1996 for $580,000. Development of the field has occurred with the drilling and completion of three wells in 1996 and eleven wells in 1997. In 1998 the Company anticipates the completion of three wells in progress at year-end 1997 and the drilling of four additional wells to complete the development of the field. The Company purchased a 90% interest in the producing properties of Siete Oil & Gas Corporation for $10.0 million in June 1996 and completed a series of follow-on acquisitions of smaller interests in these properties totaling $4.6 million during 1997 and 1996. These properties are located in the Permian Basin of New Mexico and west Texas. Management expects to acquire additional interests in the Siete properties as they become available. In October 1996, the Company acquired additional interests in its Elk City Field located in Oklahoma from Sonat Exploration Company for $5.7 million. In May 1997, the Company acquired an 85% working interest in certain Louisiana properties of Henry Production Company for $3.8 million. In November 1997, the Company acquired the interests of Conoco, Inc. in the Southwest Mayfield area in Oklahoma for $20.3 million. Management anticipates drilling several wells in 1998 to test the geologic ideas identified at the time of acquisition of this field. Several smaller acquisitions were also completed during 1997 and 1996 totaling $560,000 and $2.8 million, respectively.

         In February 1997, the Company sold its interest in the Russian joint venture to Khanty Mansiysk Oil Corporation ("KMOC"), formerly known as Ural Petroleum Corporation, for $17.6 million. The Company received $5.6 million in cash before transaction costs, $1.9 million of KMOC common stock, and a convertible receivable in a form equivalent to a retained production payment of $10.1 million plus interest at 10% per annum from the limited liability company formed to hold the Russian joint venture interest.

         The Company closed the sale of 2,000,000 shares of common stock at $25.00 per share in February 1997 and closed the sale of an additional 180,000 shares in March 1997, pursuant to the underwriters' exercise of the over-allotment option. These transactions resulted in aggregate net proceeds of $51.2 million.

         In May 1997, the Company sold its non-operated interests in south Texas for $5.4 million, and in December 1996, the Company sold its interests in Wyoming for $2.9 million, both as part of its continuing strategy to focus and rationalize its operations.

         The Company seeks to protect its rate of return on acquisitions of producing properties by hedging up to the first 24 months of an acquisition's production at prices approximately equal to or greater than those used in the
Company's acquisition evaluation and pricing model. The Company also periodically uses hedging contracts to hedge or otherwise reduce the impact of oil and gas price fluctuations on production from each of its core operating areas. The Company's strategy is to ensure certain minimum levels of operating cash flow and to take advantage of windows of favorable commodity prices. The Company generally limits its aggregate hedge position to no more than 50% of its total production. The Company seeks to minimize basis risk and indexes the majority of its oil hedges to NYMEX prices and the majority of its gas hedges to various regional index prices associated with pipelines in proximity to the Company's areas of gas production. The Company has hedged approximately 14% of its estimated 1998 gas production at an average fixed price of $2.11 per MMBtu and approximately 4% of its estimated 1998 oil production at an average fixed price of $18.18 per Bbl. The Company has also purchased options resulting in price collars on approximately 7% of the Company's estimated 1998 gas production with price ceilings between $2.55 and $3.00 per MMBtu and price floors between $1.95 and $2.00 per MMBtu as well as options resulting in price collars on approximately 5% of the Company's estimated 1998 oil production with price ceilings between $23.00 and $24.00 per Bbl and price floors between $19.00 and $20.00 per Bbl.

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

Results of Operations

The following table sets forth selected operating data for the periods indicated:

                                                   Years Ended December 31,
                                               --------------------------------
                                                 1997        1996        1995
                                               --------    --------    --------
                                                (In thousands, except BOE data)
Oil and gas production revenues:
   Working interests.........................  $ 66,957    $ 48,685    $ 31,055
   Louisiana royalties.......................     8,807       8,089       5,514
                                               --------    --------    --------
      Total..................................  $ 75,764    $ 56,774    $ 36,569
                                               ========    ========    ========
Net Production:
   Oil (MBbls)...............................     1,188       1,186       1,044
   Gas (MMcf)................................    22,900      15,563      12,434
                                               --------    --------    --------
   MBOE......................................     5,004       3,780       3,116
                                               ========    ========    ========
Average sales price (1):
   Oil (per Bbl).............................  $  18.87    $  18.64    $  16.37
   Gas (per Mcf).............................  $   2.33    $   2.23    $   1.56

Oil and gas production costs:
   Lease operating expenses..................  $ 10,463    $  8,615    $  7,747
   Production taxes..........................     4,795       4,282       2,899
                                               --------    --------    --------
      Total..................................  $ 15,258    $ 12,897    $ 10,646
                                               ========    ========    ========
Additional per BOE data:
   Sales price...............................  $  15.14    $  15.02    $  11.74
   Lease operating expenses..................      2.09        2.28        2.49
   Production taxes..........................       .96        1.13         .93
                                               --------    --------    --------
      Operating margin.......................  $  12.09    $  11.61    $   8.32
   Depletion, depreciation and amortization..      3.67        3.37        3.28
   Impairment of proved properties...........      1.04         .11         .86
   General and administrative................      1.53        2.01        1.71
------------
     (1)  Includes the effects of the Company's hedging activities.

         Oil and Gas Production Revenues. Oil and gas production revenues increased $19.0 million, or 33% to $75.8 million in 1997 compared to $56.8 million in 1996. Oil production volumes remained constant between 1997 and 1996 while gas production volumes increased 47% in 1997 compared to 1996. Average net daily production reached 13.7 MBOE in 1997 compared to 10.3 MBOE in 1996. This production increase resulted from new properties acquired and drilled during 1997. Major acquisitions included the Southwest Mayfield properties purchased from Conoco, the acquisition of Louisiana properties from Henry Production
Company and the additional interests purchased in the Siete properties. Successful drilling results in the Box Church Field in Texas and the South Horseshoe Bayou prospect in south Louisiana also contributed to the 1997 production increase. These production increases were partially offset by the sale of the Company's south Texas non-operated properties. The average realized oil price for 1997 increased 1% to $18.87 per Bbl, while realized gas prices increased 4% to $2.33 per Mcf, from their respective 1996 levels. The Company hedged approximately 16% of its oil production for 1997 or 185 MBbls at an average NYMEX price of $18.36. The Company realized a $293,000 decrease in oil revenue or $.25 per Bbl for 1997 on these contracts compared to a $2.6 million decrease or $2.20 per Bbl in 1996. The Company also hedged 27% of its 1997 gas production or 6,687,000 MMBtu at an average indexed price of $2.06. The Company realized a $2.9 million decrease in gas revenues or $.13 per Mcf for 1997 from these hedge contracts compared to a $1.65 million decrease or $.11 per Mcf in 1996.

         Oil and gas production revenues increased $20.2 million, or 55% to $56.8 million in 1996 compared to $36.6 million in 1995. Oil production volumes increased 14% and gas production volumes increased 25% in 1996 compared to 1995. Average net daily production reached 10.3 MBOE in 1996 compared to 8.5 MBOE in 1995. This production increase resulted from new properties acquired and drilled during 1996, most notably the acquisitions of the Siete properties in the Permian Basin and the additional interests in the Elk City Field in Oklahoma. The average realized oil price for 1996 increased 14% to $18.64 per Bbl and realized gas prices increased 42% to $2.23 per Mcf, from their respective 1995 levels. The Company hedged approximately 70% of its oil production for 1996 or 842 MBbls at an average NYMEX price of $18.92. The Company realized a $2.6 million decrease in oil revenue or $2.20 per Bbl for 1996 on these contracts compared to a $131,000 decrease or $.13 per Bbl in 1995. The Company also hedged 23% of its 1996 gas production or 3,651,000 MMBtu at an average NYMEX price of $2.00. The Company realized a $1.65 million decrease in gas revenues or $.11 per Mcf for 1996 from these hedge contracts compared to a $121,000 increase in 1995.

         Oil and Gas Production Costs. Oil and gas production costs consist of lease operating expense and production taxes. Total production costs increased $2.4 million, or 18% in 1997 to $15.3 million compared with $12.9 million in 1996. However, total oil and gas production costs per BOE declined 11% to $3.05 in 1997 compared to $3.41 per BOE in 1996. Oil and gas production costs increased $2.3 million, or 21% in 1996 to $12.9 million compared with $10.6 million in 1995. However, total oil and gas production costs per BOE declined slightly to $3.41 in 1996 from $3.42 per BOE in 1995.

         Depreciation, Depletion, Amortization and Impairment. Depreciation, depletion and amortization expense ("DD&A") increased $5.7 million, or 44% to $18.4 million in 1997 compared with $12.7 million in 1996. This increase resulted from new properties acquired and drilled in 1997. DD&A expense per BOE increased 9% to $3.67 in 1997 compared to $3.37 in 1996 due to higher drilling and acquisition costs per BOE. Impairment of proved oil and gas properties increased $4.8 million to $5.2 million in 1997 compared with $408,000 in 1996. These charges resulted from a decline in the value of the Company's oil properties in the Williston Basin due to lower oil prices at year-end 1997 and the under-performance of a marginal field, as well as the under-performance of several gas fields in the Mid-Continent region.

         Depreciation, depletion and amortization expense increased to $12.7 million in 1996 compared with $10.2 million in 1995 and DD&A expense per BOE increased 3% to $3.37 in 1996 compared to $3.28 in 1995. Impairment of proved oil and gas properties decreased $2.3 million to $408,000 in 1996 compared to $2.7 million in 1995. The 1995 impairment provision included effects of the adoption of SFAS No. 121 as of October 1, 1995 which resulted in an additional impairment charge for proved properties of $1.0 million in the fourth quarter of 1995.

         Abandonment and impairment of unproved properties increased $608,000 or 41% to $2.1 million in 1997 compared to $1.5 million in 1996 due to additional impairments taken during 1997, partially offset by fewer abandonments of expired leases. Abandonment and impairment of unproved properties decreased $890,000 or 38% to $1.5 million in 1996 compared to $2.4 million in 1995.

         Exploration. Exploration expense decreased $1.3 million or 16% to $6.8 million for 1997 compared with $8.2 million in 1996 primarily as a result of better exploratory drilling results in 1997 compared to 1996. Exploration expense increased $3.1 million or 61% to $8.2 million in 1996 compared to $5.1 million in 1995 due to increased geophysical activity in 1996 and better exploratory drilling results in 1995.

         General and Administrative. General and administrative expenses were unchanged at $7.6 million for 1997 from 1996. Increased compensation costs, charitable contributions and insurance premium costs in 1997 were offset by a $1.4 million decrease in the expense associated with the Company's Stock Appreciation Rights ("SAR") plan. General and administrative expenses increased $2.3 million or 43% to $7.6 million in 1996 compared to $5.3 million in 1995 due to higher compensation costs, professional fees and a $1.3 million increase in the expense associated with the Company's SAR plan.

         Other operating expenses consist of legal expenses in connection with ongoing oil and gas activities and oversight of the Company's mining investments. This expense increased $204,000 to $282,000 in 1997 compared with 1996, primarily due to legal expenses associated with the pending litigation that seeks to recover damages from the drilling contractor for the St. Mary Land & Exploration #1 well at South Horseshoe Bayou. This expense declined $74,000 to $78,000 in 1996 compared with 1995 because insurance proceeds were recovered in 1996 on a previous settlement.

         Equity in Income and Loss of Russian Joint Venture. The Company accounted for its investment in the Russian joint venture under the equity method and included its share of income or loss from the venture in its results of operations up to the point of sale. The equity in the net income (loss) of the Russian joint venture was $201,000 in 1997, $1.7 million in 1996 and $(322,000) in 1995. As discussed under Outlook, the Company sold this investment in February 1997 resulting in a partial year of equity income recorded in 1997. The large increase in 1996 net income was due to higher oil production and prices.

         Equity in Loss of Summo Minerals Corporation. The Company accounts for this investment under the equity method and includes its share of Summo's income or loss in its results of operations. The equity in the net loss of Summo was $526,000 in 1997, $457,000 in 1996 and $257,000 in 1995. Increased losses are due to general and administrative expenses associated with the expansion of Summo's Denver office beginning in 1996. The Company's ownership in Summo was 37% in 1997, 49% in 1996 and 51% in 1995.

         Non-Operating Income and Expense. Net interest and other non-operating expense decreased $1.9 million to $99,000 in 1997 due to the reduction of the Company's debt with the proceeds of the sale of common stock in the first quarter of 1997. Net interest and other non-operating expense increased $1.1 million to $2.0 million in 1996 compared to $896,000 in 1995 because of additional interest expense associated with higher debt levels resulting from increased exploration, development and property acquisition activity. Net interest and other non-operating expense increased $371,000 to $896,000 in 1995 because of the interest expense associated with higher debt levels and the Company's increased Panterra ownership.

         Income Taxes. Income tax expense was $12.3 million in 1997 and $5.3 million in 1996, resulting in effective tax rates of 35% and 34%, respectively. This expense reflects higher net income from continuing operations before income taxes for each year compared to the previous year, offset partially by the utilization of Section 29 tax credits. Income taxes provided a net tax benefit of $723,000 for 1995 with the utilization of capital loss carryovers and Section 29 tax credits. State tax expense was $1.6 million in 1997, $700,000 in 1996 and $396,000 in 1995. 1997 and 1996 Louisiana taxes increased significantly as a result of higher Louisiana net income, primarily from royalty income in both 1997 and 1996, and working interest income from South Horseshoe Bayou and the Henry Production Company acquisition during 1997.

         Net Income. Net income for 1997 increased $12.8 million or 124% to $23.1 million compared to $10.3 million in 1996. A 47% increase in gas volumes and modest increases in oil and gas prices resulted in a $19.0 million increase in oil and gas production revenues. A $9.7 million gain on the sale of the Company's Russian joint venture, a $4.2 million gain on the sale of the Company's south Texas properties and a $700,000 lease bonus received for exploration on the Company's fee lands contributed to total operating revenues of $91.0 million. These revenues were partially offset by the higher production expenses and DD&A associated with increased production volumes, a $4.8 million increase in impairment of proved properties and a $325,000 loss from equity investees. The Company also realized a $488,000 gain from the sale of discontinued real estate in 1997, compared to a gain of $159,000 in 1996.

         Net income for 1996 increased $8.6 million or 492% to $10.3 million compared to $1.7 million in 1995 with higher production volumes and prices resulting in a $20.2 million increase in oil and gas production revenues. This was partially offset by the associated higher production expenses and DD&A, a $3.1 million increase in exploration expense and a $2.3 million increase in general and administrative expenses. The Company also realized a $2.3 million gain on sale of producing properties in 1996 compared to $1.3 million in 1995 and recorded $1.7 million in net income from its Russian joint venture in 1996 compared to a loss of $322,000 in 1995.

Liquidity and Capital Resources

         The Company's primary sources of liquidity are the cash provided by operating activities, debt financing and access to the capital markets. The Company's cash needs are for the acquisition, exploration and development of oil and gas properties and for the payment of debt obligations, trade payables and stockholder dividends. The Company generally finances its exploration and development programs from internally generated cash flow, bank debt and cash and cash equivalents on hand. In 1997, the Company financed a large portion of its exploration and development programs with the proceeds from the sale of common stock. The Company continually reviews its capital expenditure budget based on changes in cash flow and other factors.

         Cash Flow. The Company's net cash provided by operating activities increased $18.9 million or 78% to $43.1 million in 1997 compared to $24.2 million in 1996. The significant increase in receipts for oil and gas revenues were partially offset by higher production costs and increased exploration expenses. Net cash provided by operating activities increased 37% to $24.2 million in 1996 compared to $17.7 million in 1995 also due to increased revenues partially offset by higher production costs, general and administrative expenses and exploration expenses.

         In the first quarter of 1997, the Company made a cash payment of approximately $1.6 million in satisfaction of liabilities previously accrued by the Company under its SAR plan.

         Net cash used in investing activities increased $22.3 million or 49% to $67.5 million compared to $45.2 million in 1996. This increase was primarily due to significantly increased capital expenditures for the Company's drilling programs, increased expenditures for acquisitions of oil and gas properties and additional investment in and loans to Summo, partially offset by $7.7 million of proceeds from the sale of oil and gas properties and $ 5.6 million in cash received from the sale of the Company's Russian joint venture. Total 1997 capital expenditures, including acquisitions of oil and gas properties, increased $33.0 million or 68% to $81.5 million compared to $48.5 million in 1996.

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

         The Company was able to apply the majority of the proceeds from the sales of oil and gas properties in 1997 and 1996 to acquisitions of oil and gas properties in 1997 allowing tax-free exchanges of these properties for income tax purposes. In a tax-free exchange of properties the tax basis of the sold property carries over to the new property for tax purposes. Gains or losses for tax purposes are recognized by amortization of the lower tax basis of the property throughout its remaining life or when the new property is sold or abandoned.

         Net cash provided by financing activities increased $5.5 million to $28.1 million compared to $22.6 million in 1996. The Company received $51.2 million from the sale of common stock in the first quarter of 1997 and had a net reduction of borrowings of $21.0 million in 1997. Net cash provided by financing activities increased $15.6 million to $22.6 million in 1996 compared to $7.0 million in 1995. The Company borrowed funds in 1996 for the expanded capital expenditure programs and reserve acquisitions. The Company increased its quarterly dividend 25% to $.05 per share effective with the quarterly dividend declared in January 1997 and paid in February 1997, resulting in dividends paid in 1997 of $2.1 million compared to $1.4 million in 1996 and 1995.

         The Company had $7.1 million in cash and cash equivalents and working capital of $9.6 million as of December 31, 1997 compared to $3.3 million of cash and cash equivalents and working capital of $13.9 million at December 31, 1996. This decrease in working capital resulted from a net increase in trade accounts payable over oil and gas receivables due to increased drilling activity and the 1997 sale of the Company's Russian joint venture which was classified as a current asset held for sale at December 31, 1996. These decreases were partially offset by increased cash and cash equivalents and the payment in 1997 of the $1.6 million SAR liability at December 31, 1996.

         Credit Facility. On April 1, 1996, the Company amended and restated its credit facility with two banks to provide a $60.0 million collateralized three-year revolving loan facility which thereafter converts at the Company's option to a five-year term loan. The amount that may be borrowed from time to time will depend upon the value of the Company's oil and gas properties and other assets. The Company's borrowing base, which is redetermined annually, was increased from $40.0 million to $60.0 million in February 1997 based on the increase in the Company's estimated net proved reserves in 1996. Outstanding revolving loan balances under the Company's credit facility, which were $14.5 million and $33.9 million at December 31, 1997 and 1996, respectively, accrue interest at rates determined by the Company's debt to total capitalization ratio. During the revolving period of the loan, loan balances accrue interest at the Company's option of either the banks' prime rate or LIBOR plus 1/2% when the Company's debt to total capitalization is less than 30%, up to a maximum of either the banks' prime rate plus 1/8% or LIBOR plus 1-1/4% when the Company's debt to total capitalization ratio exceeds 50%. The credit facility is collateralized by a mortgage of substantially all of the Company's domestic oil and gas properties. The credit facility provides for, among other things, covenants limiting additional recourse indebtedness of the Company, investments or disposition of assets by the Company and certain restrictions on the payment of cash dividends to holders of the Company's stock.

         Panterra, in which the Company has a 74% general partnership ownership interest, has a separate credit facility with a $27.0 million borrowing base as of January 1, 1998, and $11.0 million and $13.1 million outstanding as of December 31, 1997 and 1996, respectively. In June 1997, Panterra entered into a credit agreement replacing a previous agreement due March 31, 1999. The new credit agreement includes a two-year revolving period converting to a five-year amortizing loan on June 30, 1999. During the revolving period of the loan, loan balances accrue interest at Panterra's option of either the bank's prime rate or LIBOR plus 3/4% when the Partnership's debt to partners' capital ratio is less than 30%, up to a maximum of either the bank's prime rate or LIBOR plus 1-1/4% when the Partnership's debt to partners' capital ratio is greater than 100%. The Company intends to use the available credit under the Panterra credit facility to fund a portion of its 1998 capital expenditures in the Williston Basin.

         Sale of Common Stock. In February 1997, the Company closed the sale of 2,000,000 shares of common stock at $25.00 per share and closed the sale of an additional 180,000 shares in March 1997, pursuant to the underwriters' exercise of the over-allotment option. These transactions resulted in aggregate net proceeds of $51.2 million. The proceeds of these sales were used to fund the Company's exploration, development and acquisition programs, and pending such use were used to repay borrowings under its credit facility.

         Capital and Exploration Expenditures. The Company's expenditures for exploration and development of oil and gas properties and acquisitions are the primary use of its capital resources. The following table sets forth certain information regarding the costs incurred by the Company in its oil and gas activities during the periods indicated.

                                         Capital and Exploration Expenditures
                                         ------------------------------------
                                           For the Years Ended December 31,
                                         ------------------------------------
                                            1997         1996         1995
                                         ----------   ----------   ----------
                                                    (In thousands)

     Development                         $  39,030    $  16,709    $  12,625
     Exploration:
        Domestic                            15,311       11,910        8,746
        International                           16           84         (112)
     Acquisitions:
        Proved                              27,291       20,957        8,111
        Unproved                             7,565        2,941        2,937
                                         ----------   ----------   ----------
             Total                       $  89,213    $  52,601    $  32,307
                                         ==========   ==========   ==========
     Russian joint venture (a)           $     -      $   3,881    $   3,213
                                         ==========   ==========   ==========
------------
     (a) In February 1997, the Company sold its interest in the Russian joint venture.

         The Company's  total costs incurred in 1997 increased  $36.6 million or
70% to $89.2 million compared to $52.6 million in 1996. Proved property acquisitions increased $6.3 million to $27.3 million in 1997 compared to $21.0 million in 1996. In May 1997, the Company acquired an 85% working interest in certain Louisiana properties of Henry Production Company for $3.8 million. In November 1997, the Company acquired the interests of Conoco, Inc. in the
Southwest Mayfield area in Oklahoma for $20.3 million. Several smaller acquisitions were also completed during 1997 totaling $560,000 in addition to follow-on acquisitions relating to interests purchased in 1996. The Company spent $61.9 million in 1997 for unproved property acquisitions and domestic exploration and development compared to $31.6 million in 1996 as a result of the Company's expanded drilling programs.

         The Company's total costs incurred in 1996 increased 63% to $52.6 million compared to $32.3 million in 1995. Proved property acquisitions increased $12.8 million to $21.0 million in 1996 compared to $8.1 million in 1995. The Company purchased a 90% interest in the producing properties of Siete Oil & Gas Corporation for $10.0 million in June 1996 and completed a series of follow-on acquisitions of smaller interests in the Siete properties in 1996 and 1997 totaling $4.6 million. In October 1996, the Company acquired additional interests in its Elk City Field located in Oklahoma from Sonat Exploration Company for $5.7 million. Several smaller acquisitions were also completed during 1996 totaling $3.4 million. The Company spent $31.6 million in 1996 for unproved property acquisitions and domestic exploration and development compared to $24.3 million in 1995 as a result of the Company's expanded drilling programs.

         Outlook. The Company believes that its existing capital resources, cash flow from operations and available borrowings are sufficient to meet its anticipated capital and operating requirements for 1998.

         In 1998, the Company anticipates spending approximately $94.0 million for capital and exploration expenditures with $56.0 million allocated for ongoing domestic exploration and development in each of its core operating areas, $20.0 million for niche acquisitions of producing properties and $18.0 million for large-target, higher-risk domestic exploration and development.

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

         The Company, through a subsidiary, owns 9.9 million shares or 37% of Summo Minerals Corporation, a North American copper mining company focusing on finding late exploration stage, low to medium sized copper deposits in the United States amenable to the SX-EW extraction process. In May 1997, the Company entered into an agreement to receive a 55% interest in Summo's Lisbon Valley Copper Project (the "Project") in return for the Company contributing $4.0 million in cash, all of its outstanding stock in Summo, and $8.6 million in letters of credit to a single purpose company, Lisbon Valley Mining Company LLC, formed to own and operate the Project. Summo will contribute the property, all project permits and contracts, $3.2 million in cash, and a commitment for $45.0 million of senior debt financing in return for a 45% interest in the new company. The agreement is subject to certain conditions, including final resolution of regulatory approvals and project financing. Summo has completed tests of the ground water quality to address concerns raised on appeal during the permitting process. The results of these tests support the original conclusions and recommendations made by the Bureau of Land Management ("BLM") when the Project was initially approved. A decision from the Interior Board of

Land Appeals ("IBLA") is expected in mid 1998. The Company has agreed to provide interim financing of up to $2.7 million for the Project in the form of a loan to Summo due in June 1999. As of December 31, 1997, $2.1 million was outstanding under this loan. Any principal and interest amounts outstanding are convertible into shares of Summo common stock anytime after June 30, 1998 at the option of the Company. Upon capitalization of the new company the outstanding loan principal shall constitute a capital contribution in partial satisfaction of the Company's capital commitments set out in the May 1997 agreement. Future development and financial success of the Project are largely dependent on the market price of copper, which is determined in world markets and is subject to significant fluctuations. Management believes the long-term outlook for copper prices is favorable and plans to continue providing interim financing during 1998 until Summo receives final regulatory approval and copper prices recover adequately to justify construction using permanent financing. There can be no assurance that the Company will realize a return on its investment in Summo or the Project.

    In February 1997, the Company sold its Russian joint venture to KMOC. The Company received cash consideration of approximately $5.6 million, before transaction costs, KMOC common stock valued at approximately $1.9 million, and a receivable in a form equivalent to a retained production payment of approximately $10.1 million plus interest at 10% per annum from the limited liability company formed to hold the Russian joint venture. The Company's receivable is collateralized by the partnership interest sold. The Company has the right, subject to certain conditions, to require KMOC to purchase the Company's receivable from the net proceeds of an initial public offering of KMOC common stock or alternatively, the Company may elect to convert all or a portion of its receivable into KMOC common stock immediately prior to an initial public offering of KMOC common stock.

    Impact of the Year 2000 Issue. The Year 2000 Issue is the result of computer programs being written using two digits rather than four, or other methods, to define the applicable year. Computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

    The Company has conducted a review of its computer systems and has determined that the computer system used by Panterra will need to be replaced in order to properly utilize dates beyond December 31, 1999. Panterra has initiated a review of available replacement systems and believes conversion to a suitable Year 2000 compliant system can be completed, tested and operational before January 1, 1999 at a cost that is not expected to have a material effect on the Company's results of operations. If replacement of the Panterra system is not completed timely, the Year 2000 Issue could have a significant impact on the operations of Panterra. The Company presently believes that other less significant systems can be upgraded to mitigate the Year 2000 Issue with modifications to existing software or conversions to new software. Modifications or conversions to new software for the less significant systems, if not completed timely, would have neither a material impact on the operations of the Company nor on its results of operations.

    The Company has initiated formal communications with its significant suppliers and purchasers and transporters of oil and natural gas to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issues. There can be no guarantee that the systems of these third parties will be converted timely, or that a failure to convert by another company, would not have a material adverse effect on the Company.

Accounting Matters

         In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which addresses the impairment of proved oil and gas properties. On October 1, 1995, the Company adopted the provisions of the Statement. The SFAS No. 121 impairment test compares the expected undiscounted future net revenues from each producing field with the related net capitalized costs at the end of each period. When the net capitalized costs exceed the undiscounted future net revenues, the cost of the property is written down to "fair value" using the discounted future net revenues for the producing field. The Company recorded an additional impairment charge for proved properties related to the adoption of SFAS No. 121 of $1.0 million in the fourth quarter of 1995.

         In November 1996, the Company adopted a stock option plan (the "Stock Option Plan") which covers a maximum of 700,000 shares. Options granted under the Stock Option Plan are to be exercisable at the market price of Company stock on the date of grant and have a term of ten years but may not be exercised during the initial five years. Options vest twenty-five percent on the date of grant and an additional twenty-five percent upon the completion of each of the following three years of employment with the Company. Options however will be fully vested in the event of an employment termination due to death, disability or normal retirement, and options may terminate upon any termination of employment for cause. In the event of any acquisition of the Company, the options will also fully vest and upon completion of such acquisition, unexercised options will terminate. The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," for the year ended December 31, 1996 through compliance with the disclosure requirements set forth in SFAS No. 123. Effective November 21, 1996, the Company authorized the issuance of 256,598 options, of which 234,983 were outstanding at December 31, 1997, exercisable at $20.50 per share, the fair market value on the date of issuance, in connection with the termination of future awards under the Company's SAR plan. On December 31, 1996, the Company granted options to purchase 42,880 shares of the Company's common stock under the Stock Option Plan, exercisable at $24.875 per share, the fair market value on the date of issuance. On May 21, 1997, the Company granted options to purchase 74,057 shares of the Company's common stock at $29.375 per share, the fair market value on the date of issuance, and on December 31, 1997, options to purchase 107,423 shares of the Company's stock were granted at $35.00 per share, the fair market value on the date of issuance.

         In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share," which requires a dual presentation of basic and diluted earnings per share. The Company adopted SFAS No. 128 effective December 31, 1997. Under SFAS No. 128 basic net income per share of common stock is calculated by dividing net income by the weighted average of common shares outstanding during each year, and diluted net income per share of common stock is calculated by dividing net income by the weighted average of common shares and other dilutive securities.

         In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure," effective for financial statements for periods ending after December 15, 1997. The Statement requires disclosures about certain preferences and rights of outstanding securities and certain information about redeemable capital stock. At this time the Company has no preferential or redeemable securities that are subject to the new disclosure requirements of the Statement.

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

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective for financial statements for periods beginning after December 15, 1997. The Statement requires the Company to report certain information about operating segments in its financial statements and certain information about its products and services, the geographic areas in which it operates and its major customers. The Company is reviewing the effects of the disclosure requirements of the Statement.

         In February 1998, the FASB issued SFAS No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits," effective for fiscal years beginning after December 15, 1997. The Statement standardizes the disclosure requirements for pensions and other postretirement benefits to provide information that is more comparable and concise. The Company is reviewing its future disclosure formats to facilitate financial analysis.

Effects of Inflation and Changing Prices

         The Company's results of operations and cash flow are affected by changing oil and gas prices. Within the United States inflation has had a minimal effect on the Company. The Company cannot predict the extent of any such effect. If oil and gas prices increase, there could be a corresponding increase in the cost to the Company for drilling and related services, although offset by an increase in revenues. As oil and gas prices increase, the cost of acquisitions of producing properties increases, which could limit the number and accessibility of quality properties on the market.

         The Company has experienced an increase in the cost to the Company for drilling and related services resulting from shortages in available drilling rigs, drilling and technical personnel, supplies and services. If these shortages persist, there could be continued increases in the cost to the Company of exploration, drilling and production of oil and gas.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Financial Statements that constitute Item 8 follow the text of this report. An index to the Consolidated Financial Statements and Schedules appears in Item 14(a) of this report.

ITEM 9.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         On April 3, 1997, the Company dismissed Coopers & Lybrand L.L.P. as independent accountants for the Company. Also on April 3, 1997, the Company engaged Arthur Andersen LLP as independent accountants for the Company for 1997. The decision to change independent accountants was approved by the Audit Committee of the Company's Board of Directors.

         The reports of Coopers & Lybrand L.L.P. on the Company's financial statements for the past two years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. Further, during the two most recent fiscal years and interim period subsequent to December 31, 1996, there have been no disagreements with Coopers & Lybrand L.L.P. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure or any reportable events. The decision to change independent accountants was based on the Company's efforts to obtain what it believes to be more cost-effective accounting and auditing services.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item is incorporated by reference from the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item is incorporated by reference from the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         The information required by this Item is incorporated by reference from the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated by reference from the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)(1) and (a)(2) Financial Statements and Financial Statement Schedules:

     Report of Independent Public Accountants (Arthur Andersen LLP).......  F-1
     Report of Independent Accountants (Coopers & Lybrand L.L.P.).........  F-2
     Consolidated Balance Sheets..........................................  F-3
     Consolidated Statements of Income....................................  F-4
     Consolidated Statements of Stockholders' Equity......................  F-5
     Consolidated Statements of Cash Flows................................  F-6
     Notes to Consolidated Financial Statements...........................  F-8

         All other schedules are omitted because the required information is not applicable or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the Consolidated Financial Statements and Notes thereto.

  (b) Reports on Form 8-K. No reports on Form 8-K were filed during the last quarter of 1997.

  (c) Exhibits. The following exhibits are filed with or incorporated into this report on Form 10-K:

Exhibit
Number    Description
-------   -----------
3.1*      Restated Certificate of Incorporation of the Registrant, as amended
3.1A*     Restated Certificate of Incorporation of the Registrant
          (as of  November 17, 1992)
3.2*      Restated Bylaws of the Registrant
10.3*     Stock Option Plan
10.4*     Stock Appreciation Rights Plan
10.5*     Cash Bonus Plan
10.6*     Net Profits Interest Bonus Plan
10.7*     Summary Plan Description/Pension Plan dated January 1, 1985
10.8*     Non-qualified Unfunded Supplemental Retirement Plan, as amended
10.10*    Summary Plan Description Custom 401(k) Plan and Trust
10.11*    Stock Option Agreement - Mark A. Hellerstein
10.12*    Stock Option Agreement - Ronald D. Boone
10.13*    Employment Agreement between Registrant and Mark A. Hellerstein
10.34**   Summary Plan Description 401(k) Profit Sharing Plan
10.35**   Summary Plan Description/Pension Plan dated December 30, 1994
10.43**   Second Restated Partnership Agreement - Panterra Petroleum
10.42** Purchase and Sale Agreement between Siete Oil & Gas Corporation and Registrant incorporated by reference from Exhibit 10.42 filed on Form 8-K dated June 28, 1996, as amended by a Form 8-K/A dated June 28, 1996.
10.43** Acquisition Agreement regarding the sale of the Company's Russian joint venture incorporated by reference from the
          Exhibit 10.43 filed on Form 8-K dated December 16, 1996.

10.44** Amended and Restated Credit Agreement between Registrant and NationsBank of Texas, N.A. and Norwest Bank Colorado, National Association, dated April 1, 1996, incorporated by reference from Exhibit 10.1 filed on Form 8-K dated January 28, 1997.
10.45**   Amended  and  Restated  Credit   Agreement   between  Panterra
          Petroleum,   Registrant  and  First   Interstate  Bank,  dated
          February 6, 1995, incorporated by reference from Exhibit 10.2 filed on Form 8-K dated January 28, 1997.
10.46** Employment Agreement between Registrant and Ralph H. Smith, effective October 1, 1995, incorporated by reference from
          Exhibit 99 filed on Form 8-K dated January 28, 1997.
10.47**   Stock Option Plan
10.48**   Incentive Stock Option Plan
10.49     Letter  from  Coopers  &  Lybrand  L.L.P.   addressed  to  the
          Securities and Exchange Commission dated April 8, 1997, incorporated by reference from Exhibit 16.1 filed on Form 8-K dated April 8, 1997.
10.50     St. Mary Land & Exploration Company Employee Stock Purchase Plan
21.1*     Subsidiaries of Registrant
23.3      Consent of Arthur Andersen LLP
23.4      Consent of Coopers & Lybrand L.L.P.
24.1*     Power of Attorney (included on signature page)
27.4      Financial Data Schedule

          *    Incorporated   by  reference   from   Registrant's   Registration
               Statement on Form S-1 (File No. 33-53512).

          ** Incorporated by reference from Registrant's Annual Report on Form 10-K for the years ended December 31, 1992 through 1996 (File No. 0-20872).

  (d)  Financial Statement Schedules.  See Item 14(a) above.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




Board of Directors and Stockholders
St. Mary Land & Exploration Company and Subsidiaries:

We have audited the accompanying consolidated balance sheet of St. Mary Land & Exploration Company (a Delaware corporation) and Subsidiaries as of December 31, 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of St. Mary Land & Exploration Company and Subsidiaries as of December 31, 1997, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.




/s/ ARTHUR ANDERSEN LLP
-----------------------


ARTHUR ANDERSEN LLP


Denver, Colorado,
February 27, 1998.

                        REPORT OF INDEPENDENT ACCOUNTANTS






Board of Directors and Stockholders
St. Mary Land & Exploration Company and Subsidiaries:

We have audited the accompanying consolidated balance sheets of St. Mary Land & Exploration Company and Subsidiaries as of December 31, 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of St. Mary Land & Exploration Company and Subsidiaries as of December 31, 1996, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for impairment of long-lived assets in 1995.




/s/ COOPERS & LYBRAND L.L.P.
----------------------------


COOPERS & LYBRAND L.L.P.


Denver, Colorado
March 3, 1997, except for the effects of adopting Statement of Financial Accounting Standards No. 128, "Earnings Per Share," as discussed in Note 1, as to which the date is March 19, 1998.

ITEM 8.  FINANCIAL STATEMENTS AND SUPLEMENTARY DATA

              ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                     ASSETS

                                                                                        December 31,
                                                                                ----------------------------
                                                                                   1997              1996
                                                                                ----------        ----------
Current assets:
    Cash and cash equivalents                                                   $   7,112         $   3,338
    Accounts receivable                                                            24,320            21,443
    Prepaid expenses                                                                  112             1,115
    Refundable income taxes                                                           246                57
    Deferred income taxes                                                             122               -
    Investment in Russian joint venture held for sale                                 -               6,151
                                                                                ----------        ----------
        Total current assets                                                       31,912            32,104
                                                                                ----------        ----------
Property and equipment (successful efforts method), at cost:
    Proved oil and gas properties                                                 246,468           198,652
    Unproved oil and gas properties, net of impairment
        allowance of $3,032 in 1997 and $2,330 in 1996                             28,615            14,581
    Other                                                                           3,386             3,509
                                                                                ----------        ----------
                                                                                  278,469           216,742
    Less accumulated depletion, depreciation, amortization and impairment        (120,988)         (115,232)
                                                                                ----------        ----------
                                                                                  157,481           101,510
                                                                                ----------        ----------
Other assets:
    Khanty Mansiysk Oil Corporation receivable and stock                           12,003                 -
    Summo Minerals Corporation  investment and receivable                           6,691             4,884
    Restricted cash                                                                   -               2,918
    Other assets                                                                    2,943             2,855
                                                                                ----------        ----------
                                                                                   21,637            10,657
                                                                                ----------        ----------
                                                                                $ 211,030         $ 144,271
                                                                                ==========        ==========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses                                       $  21,943         $  16,628
    Current portion of stock appreciation rights                                      351             1,550
                                                                                ----------        ----------
        Total current liabilities                                                  22,294            18,178
                                                                                ----------        ----------
Long-term liabilities:
    Long-term debt                                                                 22,607            43,589
    Deferred income taxes                                                          16,589             5,790
    Stock appreciation rights                                                         989             1,195
    Other noncurrent liabilities                                                      619               359
                                                                                ----------        ----------
                                                                                   40,804            50,933
                                                                                ----------        ----------
Commitments and contingencies (Notes 1,6,7,8)

Stockholders' equity:
    Common stock, $.01 par value: authorized  - 15,000,000 shares;
        issued and outstanding - 10,980,423 shares in 1997 and
        8,759,214  shares in 1996                                                     110                88
    Additional paid-in capital                                                     67,494            15,801
    Retained earnings                                                              80,328            59,303
    Unrealized loss on marketable equity securities-available for sale                -                 (32)
                                                                                ----------        ----------
        Total stockholders' equity                                                147,932            75,160
                                                                                ----------        ----------
                                                                                $ 211,030         $ 144,271
                                                                                ==========        ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

               ST. MARY LAND & EXPORATION COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                                                      For the Years Ended December 31,
                                                                   --------------------------------------
                                                                      1997          1996          1995
                                                                   ----------    ----------    ----------
Operating revenues:
     Oil and gas production                                        $  75,764     $  56,774     $  36,569
     Gain on sale of Russian joint venture                             9,671           -             -
     Gain on sale of proved properties                                 4,220         2,254         1,292
     Other revenues                                                    1,391           523           789
                                                                   ----------    ----------    ----------
        Total operating revenues                                      91,046        59,551        38,650
                                                                   ----------    ----------    ----------

Operating expenses:
     Oil and gas production                                           15,258        12,897        10,646
     Depletion, depreciation and amortization                         18,366        12,732        10,227
     Impairment of proved properties                                   5,202           408         2,676
     Exploration                                                       6,847         8,185         5,073
     Abandonment and impairment of unproved properties                 2,077         1,469         2,359
     General and administrative                                        7,645         7,603         5,328
     Other                                                               281            78           152
     (Income) loss in equity investees                                   325        (1,272)          579
                                                                   ----------    ----------    ----------
        Total operating expenses                                      56,001        42,100        37,040
                                                                   ----------    ----------    ----------

Income from operations                                                35,045        17,451         1,610

Nonoperating income and (expense):
     Interest income                                                   1,043           186           287
     Interest expense                                                 (1,142)       (2,137)       (1,183)
                                                                   ----------    ----------    ----------

Income from continuing operations before income taxes                 34,946        15,500           714
Income tax expense (benefit)                                          12,325         5,333          (723)
                                                                   ----------    ----------    ----------

Income from continuing operations                                     22,621        10,167         1,437
Gain on sale of discontinued operations, net of taxes
     of $252 in 1997, $82 in 1996 and $158 in 1995                       488           159           306
                                                                   ----------    ----------    ----------

Net income                                                         $  23,109     $  10,326     $   1,743
                                                                   ==========    ==========    ==========

Basic earnings per common share:
     Income from continuing operations                             $    2.13     $    1.16     $     .17
     Gain on sale of discontinued operations                             .05           .02           .03
                                                                   ==========    ==========    ==========
Basic net income per common share                                  $    2.18     $    1.18     $     .20
                                                                   ==========    ==========    ==========

Diluted earnings per common share:
     Income from continuing operations                             $    2.10     $    1.15     $     .17
     Gain on sale of discontinued operations                             .05           .02           .03
                                                                   ==========    ==========    ==========
Diluted net income per common share:                               $    2.15     $    1.17     $     .20
                                                                   ==========    ==========    ==========

Basic weighted average common shares outstanding                      10,620         8,759         8,760
                                                                   ==========    ==========    ==========
Diluted weighted average common shares outstanding                    10,753         8,826         8,801
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

              ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (In thousands, except share amounts)

                                                                                                  Unrealized
                                                                                                Gain (Loss) On
                                                                                                  Marketable
                                                                                                    Equity
                                                Common Stock          Additional                  Securities
                                         --------------------------    Paid-in       Retained      Available
                                            Shares          Amount     Capital       Earnings      For Sale
                                         ------------  ------------  ------------  ------------  ------------
Balance, December 31, 1994                 8,762,604   $        88   $    15,845   $    50,037   $        64

Net income                                       -               -           -           1,743           -
Cash dividends, $ .16 per share                  -               -           -          (1,402)          -
Unrealized loss                                  -               -           -             -             (49)
Purchase and retirement
     of common stock                            (749)            -           (10)          -             -
                                         ------------  ------------  ------------  ------------  ------------

Balance, December 31, 1995                 8,761,855            88        15,835        50,378            15

Net income                                       -             -             -          10,326           -
Cash dividends, $ .16 per share                  -             -             -          (1,401)          -
Unrealized loss                                  -             -             -             -             (47)
Purchase and retirement
     of common stock                             (69)          -             -             -             -
Retirement of treasury stock                  (2,572)          -             (34)          -             -
                                         ------------  ------------  ------------  ------------  ------------

Balance, December 31, 1996                 8,759,214            88        15,801        59,303           (32)

Net income                                       -             -             -          23,109           -
Cash dividends, $ .20 per share                  -             -             -          (2,084)          -
Unrealized gain                                  -             -             -             -              32
Purchase and retirement
     of common stock                             (55)          -              (2)          -             -
Sale of common stock, net of income tax
     benefit of stock option exercises     2,217,664            22        51,627           -             -
Directors' stock compensation                  3,600           -              68           -             -
                                         ------------  ------------  ------------  ------------  ------------

Balance, December 31, 1997                10,980,423   $       110   $    67,494   $    80,328   $       -
                                         ============  ============  ============  ============  ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

              ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                           For the Years Ended December 31,
                                                                          ----------------------------------
                                                                             1997        1996        1995
                                                                          ----------  ----------  ----------
Reconciliation of net income to net cash provided
           by operating activities:
     Net income                                                           $  23,109   $  10,326   $   1,743
     Adjustments to reconcile net income to net
           cash provided by operating activities:
        Depletion, depreciation and amortization                             18,366      12,732      10,227
        Impairment of proved properties                                       5,202         408       2,676
        Loss (income) in equity investees                                       325      (1,272)        579
        Gain on sale of proved properties                                    (4,220)     (2,254)     (1,292)
        Gain on sale of Russian joint venture                                (9,671)        -           -
        Exploration                                                           1,638       3,048       1,286
        Abandonment and impairment of unproved properties                     2,077       1,469       2,359
        Deferred income taxes                                                10,799       4,634      (1,038)
        Other                                                                   428          17        (407)
                                                                          ----------  ----------  ----------
                                                                             48,053      29,108      16,133
     Changes in current assets and liabilities, net of effect of purchase of interest in St. Mary Operating Company in 1996:
        Accounts receivable                                                  (3,235)     (8,810)        169
        Prepaid expenses                                                      2,162        (478)         (3)
        Refundable income taxes                                                (189)        119         200
        Accounts payable and accrued expenses                                (2,359)      2,788         706
        Stock appreciation rights                                            (1,199)      1,550         -
        Deferred income taxes                                                  (122)        (72)        508
                                                                          ----------  ----------  ----------
     Net cash provided by operating activities                               43,111      24,205      17,713
                                                                          ----------  ----------  ----------
     Cash flows from investing activities:
        Proceeds from sale of oil and gas properties                          7,723       3,082       2,337
        Capital expenditures                                                (54,164)    (27,504)    (22,657)
        Acquisition of oil and gas properties                               (27,291)    (20,957)     (8,111)
        Purchase of interest in St. Mary Operating Company                      -         3,059         -
        Sale of (investment in) Russian joint venture                         5,608        (209)       (297)
        Investment in and loans to Summo Minerals Corporation                (2,332)       (500)     (4,528)
        Receipts from restricted cash                                         9,747         -           -
        Deposits to restricted cash                                          (6,829)     (2,918)        -
        Other                                                                    61         772         264
                                                                          ----------  ----------  ----------
     Net cash used in investing activities                                  (67,477)    (45,175)    (32,992)
                                                                          ----------  ----------  ----------
     Cash flows from financing activities:
        Proceeds from long-term debt                                         22,837      42,996      19,513
        Repayment of long-term debt                                         (43,819)    (19,009)    (11,041)
        Proceeds from sale of common stock, net of offering costs            51,207         -           -
        Dividends paid                                                       (2,084)     (1,402)     (1,402)
        Other                                                                    (1)        -           (44)
                                                                          ----------  ----------  ----------
     Net cash provided by financing activities                               28,140      22,585       7,026
                                                                          ----------  ----------  ----------
     Net increase (decrease) in cash and cash equivalents                     3,774       1,615      (8,253)
     Cash and cash equivalents at beginning of period                         3,338       1,723       9,976
                                                                          ----------  ----------  ----------
     Cash and cash equivalents at end of period                           $   7,112   $   3,338   $   1,723
                                                                          ==========  ==========  ==========

              ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)



Supplemental   schedule  of  additional   cash  flow   information  and  noncash
activities:

                                             For the Years Ended December 31,
                                           ------------------------------------
                                              1997         1996         1995
                                           ----------   ----------   ----------
                                                      (In thousands)

   Cash paid for interest                  $   1,248    $   1,953    $     795

   Cash paid for income taxes              $   1,864    $    (305)   $     212

   Cash paid for exploration expenses      $   6,462    $   4,843    $   3,672


     In May 1995, the Company sold a portion of its remaining real estate assets for $975,000 and carried back a note from the buyer for $731,000.

     In March 1996, the Company acquired the remaining 35% shareholder interest in St. Mary Operating Company for $234,000 and assumed net liabilities of $339,000, resulting in acquired cash of $3,059,000.

     In February 1997, the Company sold its interest in the Russian joint venture for $17,611,000, receiving $5,608,000 of cash, $1,869,000 of Khanty Mansiysk Oil Corporation common stock, and a $10,134,000 receivable in a form equivalent to a retained production payment.




              The accompanying notes are an integral part of these
                       consolidated financial statements.

              ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997


1.    Summary of Significant Accounting Policies:

     Description of Operations:

         St. Mary Land & Exploration Company (the "Company") is an independent energy company engaged in the exploration, development, acquisition and production of crude oil and natural gas in the United States and Canada. The Company's operations are focused in five core operating areas in the United
States: the Mid-Continent region; the ArkLaTex region; south Louisiana; the Williston Basin; and the Permian Basin. In February 1997, the Company completed the sale of its interest in the Russian joint venture.

     Reclassifications:

         Certain amounts in the 1996 and 1995 consolidated financial statements have been reclassified to correspond to the 1997 presentation.

     Basis of Presentation:

         The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated.

         The Company accounts for its investment in Summo Minerals Corporation under the equity method of accounting. The Company accounted for its investment in the Russian joint venture under the equity method until February 1997, when the Russian joint venture investment was sold. In March 1996, the Company completed its purchase of the remaining stock of St. Mary Operating Company ("SMOC"). The purchase increased the Company's ownership in SMOC from 65% to 100%. Through March 31, 1996, the Company accounted for its investment in SMOC using the equity method of accounting. The Company's interests in other oil and gas ventures and partnerships are proportionately consolidated, including its investment in Panterra Petroleum ("Panterra").

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

         The Company has accounts with separate banks in Denver, Colorado and Shreveport, Louisiana. At December 31, 1997 and 1996, the Company had $7,295,000 and $1,864,000, respectively, invested in money market funds consisting of corporate commercial paper, repurchase agreements and U.S. Treasury obligations. The Company's policy is to invest in conservative, highly rated instruments and to limit the amount of credit exposure to any one institution.

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

         Geological and geophysical costs on exploratory prospects and the costs of carrying and retaining unproved properties are expensed as incurred. An impairment allowance is provided to the extent that capitalized costs of unproved properties, on a field-by-field basis, are not considered to be realizable. Depletion, depreciation and amortization ("DD&A") of capitalized costs of proved oil and gas properties is provided on a field-by-field basis using the units of production method based upon proved reserves. The computation of DD&A takes into consideration restoration, dismantlement and abandonment costs and the anticipated proceeds from equipment salvage. The estimated restoration, dismantlement and abandonment costs are expected to be offset by the estimated residual value of lease and well equipment.

         In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which addresses the impairment of proved oil and gas properties. The Company adopted SFAS No. 121 as of October 1, 1995 and recorded an additional impairment charge for proved properties of $1,003,000 in the fourth quarter of 1995. During 1997 and 1996 the Company recorded impairment charges for proved properties of $5,202,000 and $408,000, respectively. The SFAS No. 121 impairment test compares the expected undiscounted future net revenues on a field-by-field basis with the related net capitalized costs at the end of each period. When the net capitalized costs exceed the undiscounted future net revenues, the cost of the property is written down to "fair value," which is determined using discounted future net revenues from the producing property.

         Prior to the adoption of SFAS No. 121, the net capitalized costs of proved oil and gas properties were limited to the aggregate undiscounted, after-tax, future net revenues determined on a field-by-field basis (the "ceiling test"). If the net capitalized costs exceeded the ceiling, the excess was recorded as a charge to operations. The Company recorded impairment charges for proved properties under this ceiling test method of $1,673,000 in 1995 due to price declines and downward reserve revisions.

         Gains and losses are recognized on sales of entire interests in proved and unproved properties. Sales of partial interests are generally treated as recoveries of costs.

     Other Property and Equipment:

         Other property and equipment is recorded at cost. Costs of renewals and improvements that substantially extend the useful lives of the assets are capitalized. Maintenance and repairs are expensed when incurred. Depreciation and amortization is provided using the straight-line method over the estimated useful lives of the assets from 3 to 15 years. Gains and losses on dispositions are included in operations.

     Restricted Cash:

         Proceeds from the sales of certain oil and gas producing properties are held in escrow and restricted for future acquisitions under a tax-free exchange agreement. These funds have been invested in money market funds consisting of corporate commercial paper, repurchase agreements and U.S. Treasury obligations and are carried at cost, which approximates market.

     Gas Balancing:

         The Company uses the sales method to account for gas imbalances. Under this method, revenue is recorded on the basis of gas actually sold by the Company. The Company records revenue for its share of gas sold by other owners that cannot be balanced in the future due to insufficient remaining reserves.
The related receivable totaling $850,000 at December 31, 1997 and 1996 is included in other assets in the accompanying balance sheets. The Company's remaining underproduced gas balancing position is included in the Company's proved oil and gas reserves (see Note 12).

     Financial Instruments:

         The Company periodically uses commodity contracts to hedge or otherwise reduce the impact of oil and gas price fluctuations. Gains and losses on commodity hedge contracts are recognized as an adjustment to revenues when the related oil or gas is sold. Cash flows from such transactions are included in oil and gas operations. The Company realized net losses of $3,242,000, $4,253,000 and $11,000 on these contracts for the years ended December 31, 1997, 1996 and 1995 respectively.

         In connection with these hedging transactions, the Company may be exposed to nonperformance by other parties to such agreements, thereby subjecting the Company to current oil and gas prices. However, the Company only enters into hedging contracts with large financial institutions and does not anticipate nonperformance.

     Income Taxes:

         Deferred income taxes are provided on the difference between the tax basis of an asset or liability and its carrying amount in the financial statements. This difference will result in taxable income or deductions in future years when the reported amount of the asset or liability is recovered or settled, respectively.

     Net Income Per Share:

         In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share," which requires a dual presentation of basic and diluted earnings per share. The Company adopted SFAS No. 128 effective December 31, 1997. Under SFAS No. 128 basic net income per share of common stock is calculated by dividing net income by the weighted average of common shares outstanding during each year, and diluted net income per common share of stock is calculated by dividing net income by the weighted average of outstanding common shares and other dilutive securities. Dilutive securities of the Company consist entirely of outstanding options to purchase the Company's common stock. The outstanding dilutive securities for the years ended December 31, 1997, 1996 and 1995 were 132,666, 66,326, and 40,893, respectively. All net income of the Company is available to common stockholders. The adoption of SFAS No. 128 had no effect on basic net income per share compared to primary net income per share as reported for the years ended December 31, 1996 and 1995. Restated diluted net income per share for the year ended December 31, 1996 was $1.17 compared to fully diluted net income per share of $1.18 as reported. There was no effect on diluted net income per share compared to fully diluted net income per share as reported for the year ended December 31, 1995.

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

     Impact of Recently Issued Accounting Standards:

         In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 129, "Disclosure of Information about Capital Structure," effective for financial statements for periods ending after December 15, 1997. The Statement requires disclosures about certain preferences and rights of outstanding securities and certain information about redeemable capital stock. At this time the Company has no preferential or redeemable securities that are subject to the new disclosure requirements of the Statement.

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

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective for financial statements for periods beginning after December 15, 1997. The Statement requires the Company to report certain information about operating segments in its financial statements and certain information about its products and services, the geographic areas in which it operates and its major customers. The Company is reviewing the effects of the disclosure requirements of the Statement.

         In February 1998, the FASB issued SFAS No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits," effective for fiscal years beginning after December 15, 1997. The Statement standardizes the disclosure requirements for pensions and other postretirement benefits to provide information that is more comparable and concise. The Company is reviewing its future disclosure formats to facilitate financial analysis.

2.    Accounts Receivable:

         Accounts receivable are composed of the following:

                                                          December 31,
                                                   ------------------------
                                                      1997           1996
                                                   ----------    ----------
                                                         (In thousands)

          Accrued oil and gas sales                $  15,960     $  14,309
          Due from joint interest owners               8,360         7,134
                                                   ----------    ----------
                                                   $  24,320     $  21,443
                                                   ==========    ==========

3.    Summo Minerals Corporation Investment and Receivable:

         As of December 31, 1997 and 1996, the Company owned 9,924,093 (37% of total shares outstanding) and 9,644,093 (49% of total shares outstanding) shares of Summo Minerals Corporation ("Summo"), a North American mining company, with a total cost of $5,859,000 and $5,608,000, respectively. The Company also owned warrants to acquire an additional 616,090 and 6,261,000 shares of Summo common stock as of December 31, 1997 and 1996, respectively. The exercise price for the warrants is $.77, using the Canadian exchange rate in effect on December 31, 1997 ($.70). Summo completed its initial public offering effective October 31, 1994 at $.44 per share. The market value of this investment was $1,806,000 at December 31, 1997 and $8,444,000 at December 31, 1996. For the years ended December 31, 1997 and 1996, the Company reported equity in losses from Summo of $526,000 and $457,000, respectively.

         In May 1997, the Company entered into an agreement to receive a 55% interest in Summo's Lisbon Valley Copper Project (the "Project") in return for the Company contributing $4,000,000 in cash, all of its outstanding stock in Summo, and $8,600,000 in letters of credit to a single purpose company, Lisbon Valley Mining Company LLC, formed to own and operate the Project. Summo will contribute the property, all project permits and contracts, $3,200,000 in cash, and a commitment for $45,000,000 of senior debt financing in return for a 45% interest in the new company. The agreement is subject to certain conditions, including final resolution of regulatory approvals and project financing. Summo has completed tests of the ground water quality to address concerns raised on appeal during the permitting process. The results of these tests support the original conclusions and recommendations made by the Bureau of Land Management ("BLM") when the Project was initially approved. A decision from the Interior Board of Land Appeals ("IBLA") is expected in the second quarter of 1998. The Company has agreed to provide interim financing of up to $2,725,000 for the Project in the form of a loan to Summo due in June 1999. As of December 31, 1997, $2,081,000 was outstanding under this loan. Additional amounts totaling $235,000 have been advanced to Summo under this loan through the end of February 1998. Interest accrues on the amounts outstanding at the prime rate plus 1%. At the Company's option, any principal and interest amounts outstanding are convertible into shares of Summo common stock anytime after June 30, 1998, at a conversion price equal to the weighted average trading price of Summo's common shares for the twenty trading days leading up to and including June 30, 1998. Upon capitalization of the new company the outstanding loan principal shall constitute a capital contribution in partial satisfaction of the Company's capital commitments set out in the May 1997 agreement, and any accrued interest on the loan shall be forgiven. Management believes the long-term outlook for copper prices is favorable and plans to continue providing interim financing until Summo receives regulatory approval and copper prices recover adequately to justify construction using permanent financing. There can be no assurance that the Company will realize a return on its investment in Summo or the Project.

4.    Income Taxes:

         The provision for income taxes consists of the following:

                                                   For the Years Ended
                                                       December 31,
                                            ----------------------------------
                                               1997        1996        1995
                                            ----------  ----------  ----------
                                                      (In thousands)
Current taxes:
    Federal                                 $     485   $      81   $      77
    State                                         972         700         396
Deferred taxes                                 10,677       4,634      (1,038)
Benefit of deduction for stock
     option exercises                             443         -           -
                                            ----------  ----------  ----------
     Total income tax expense (benefit)     $  12,577   $   5,415   $    (565)
                                            ==========  ==========  ==========

Continuing operations                       $  12,325   $   5,333   $    (723)
Discontinued operations                           252          82         158
                                            ----------  ----------  ----------
     Total income tax expense (benefit)     $  12,577   $   5,415   $    (565)
                                            ==========  ==========  ==========

         The above taxes from continuing operations are net of alternative fuel credits (Section 29) of $525,000 in 1997, $551,000 in 1996, and $624,000 in
1995.

         The components of the net deferred tax liability are as follows:

                                                       December 31,
                                                  ----------------------
                                                     1997        1996
                                                  ----------  ----------
                                                      (In thousands)
Deferred tax liabilities:
    Oil and gas properties                        $  18,279   $   8,787
    Other                                             2,478         548
                                                  ----------  ----------
  Total deferred tax liabilities                     20,757       9,335
                                                  ----------  ----------

Deferred tax assets:
    Other, primarily employee benefits                1,496       2,152
    State tax net operating loss carryforward         1,989       1,600
    State and federal income tax benefit              1,320         -
    Alternative minimum tax credit carryforward         784         691
                                                  ----------  ----------
  Total deferred tax assets                           5,589       4,443
  Valuation allowance                                (1,299)       (898)
                                                  ----------  ----------
  Net deferred tax assets                             4,290       3,545
                                                  ----------  ----------

Total net deferred tax liabilities                   16,467       5,790
Current deferred income tax assets                      122         -
                                                  ----------  ----------
Non-current net deferred tax liabilities          $  16,589  $    5,790
                                                  ==========  ==========

         At December 31, 1997, the Company had state net operating loss carryforwards of approximately $32,200,000 which expire between 1998 and 2012 and alternative minimum tax credit carryforwards of $784,000 which may be carried forward indefinitely. The Company's valuation allowance relates in part to its state net operating loss carryforwards, since the Company anticipates that a portion of the carryovers from prior years will expire before they can be utilized, and in part to a portion of the anticipated state benefit from federal income tax expense incurred as the Company's existing taxable temporary differences reverse. The net change in valuation allowance in 1997 results from the current year calculation of deferred state income tax for Oklahoma and the state benefit of federal income tax which is not offset by reversing state temporary differences.

         Federal income tax expense (benefit) differs from the amount that would be provided by applying the statutory U.S. Federal income tax rate to income before income taxes for the following reasons:

                                               For the Years Ended December 31,
                                              ----------------------------------
                                                 1997        1996        1995
                                              ----------  ----------  ----------
                                                        (In thousands)

Federal statutory taxes                       $  11,881   $   5,270   $     242
Increase (reduction) in taxes resulting from:
   State taxes (net of Federal benefit)             758       1,212         261
   Statutory depletion                             (174)       (173)       (173)
   Alternative fuel credits (Section 29)           (525)       (551)       (624)
   Change in valuation allowance                    401        (504)       (412)
   Other                                            (16)         79         (17)
                                              ----------  ----------  ----------
Income tax expense (benefit) from
   continuing operations                      $  12,325   $   5,333   $    (723)
                                              ==========  ==========  ==========

5.    Long-term Debt and Notes Payable:

         In April 1996, the Company amended and restated its long-term revolving credit facility dated March 1, 1993 and extended its maturity to June 30, 1999. Borrowings under this agreement are limited to the lesser of $60,000,000 or the current borrowing base, as determined by the bank annually. The borrowing base at December 31, 1996 was $40,000,000 and was increased to $60,000,000 in February 1997 based on year-end reserve values. The agreement has a three-year term, at the end of which borrowings can be converted to a five-year amortizing loan. The Company can elect to allocate up to 50% of available borrowings to a short term tranche due in 364 days. Borrowings under this agreement are collateralized by a mortgage of substantially all of the Company's producing oil and gas properties. In addition, the Company must comply with certain other covenants, including maintenance of stockholders' equity at a specified level, limitations on additional indebtedness and payment of dividends. As of December 31, 1997 and 1996, $14,450,000 and $33,875,000, respectively, was outstanding under this credit facility.

         Through March 31, 1995, interest on borrowings was computed at the bank's prime rate or LIBOR plus 1.5%. Effective April 1, 1995, interest on borrowings, based on debt to capitalization ratios, and commitment fees on the unused portion of borrowings are calculated as follows:

INTEREST RATES:

    Debt to Capitalization Ratio        Revolving Loan       Term Loan
    ----------------------------        --------------       ---------
    Less than 30%                       Prime rate or        Prime rate or
                                            LIBOR +.5%          LIBOR +.75%
    Greater than 30%, less than 40%     Prime rate or        Prime rate or
                                            LIBOR +.75%         LIBOR +1.0%
    Greater than 40%, less than 50%     Prime rate or        Prime rate or
                                            LIBOR + 1.0%        LIBOR +1.25%
    Greater than 50%                    Prime rate +.125%    Prime rate +.125%
                                            or LIBOR +1.25%     or LIBOR +1.5%

COMMITMENT FEES ON UNUSED PORTION:

    Unused Portion of Borrowings        Short Term Tranche   Long Term Tranche
    ----------------------------        ------------------   -----------------
    Less than 50% of
         available borrowings                 .125%                .25%
    Greater than 50% of
         available borrowings                 .375%                .50%

         At December 31, 1997 and 1996, the Company's debt to capitalization ratio as defined was 13.3% and 37.5%, respectively. At December 31, 1997, interest on borrowings was computed at the bank's prime rate or LIBOR plus .50% (8.5% or 6.31%, respectively). At December 31, 1996, interest on borrowings was computed at the bank's prime rate or LIBOR plus .75% (8.25% or 6.31%, respectively).

         In June 1997, Panterra entered into a credit agreement with a bank replacing a previous credit agreement due March 31, 1999. The new credit agreement as modified on June 17, 1997 includes a two-year revolving period converting to a five year amortizing loan on June 30, 1999. Borrowings under this agreement are limited to the lesser of $40,000,000 or the current borrowing base, as determined by the bank semiannually. The borrowing base at December 31, 1996 was $26,000,000 and was increased to $27,000,000 effective January 1, 1998. During the revolving period, interest on borrowings, based on debt to partners' capital ratios, and commitment fees on the unused portion of the borrowings are calculated as follows:

Debt to Partners' Capital Ratio    Interest Rates                Commitment Fees
-------------------------------    --------------                ---------------
Less than or equal to 30%          Prime rate or LIBOR + .75%         .25%
Greater than 30%, less than or
       equal to 100%               Prime rate or LIBOR + 1.0%         .25%
Greater than 100%                  Prime rate or LIBOR + 1.25%        .25%

         At December 31, 1997, Panterra's debt to partners' capital ratio as defined was 53% and interest on borrowings is computed at the bank's prime rate or LIBOR plus 1.00% (8.5% or 6.81%, respectively). Interest on borrowings at December 31, 1996 was payable at the bank's prime rate or LIBOR plus 1.25% (8.25% or 7.05%, respectively). Principal payments during the revolving period are not required if the loan amount is less than the current borrowing base. During the amortization period, monthly principal payments are payable at rates decreasing from 2.0% to 1.4% of the outstanding balance through June 2004 at which time the remaining principal balance is due.

         The new Panterra credit agreement is collateralized by all of Panterra's oil and gas properties and contains covenants which, among other things, restrict the acquisition of assets and the incurrence of additional debt and require that certain minimum financial ratios be maintained. As of December 31, 1997 and 1996, $11,000,000 and $13,100,000, respectively, were outstanding under this credit facility. The Company owns a 74% general partnership interest in Panterra.

         The carrying value of long-term debt approximates fair value because the debt is variable rate and reprices in the short term.

         The Company's liability for estimated annual principal payments for the next five years under both notes payable are as follows:

                   Year Ending
                   December 31,                (In thousands)
                  --------------
                       1998                     $        -
                       1999                            2,937
                       2000                            4,204
                       2001                            3,852
                       2002                            3,629
                    Thereafter                         7,985
                                                -------------
                                                $     22,607
                                                =============

6.   Commitments and Contingencies:

         The Company leases office space under various operating leases with terms extending as far as June 30, 2003. The annual minimum lease payments approximate $550,000. The Company has noncancelable annual subleases with affiliates of approximately $75,000 for the same term as the Company's primary office lease. Rent expense, net of sublease income, was $447,000, $426,000, and $131,000 in 1997, 1996, and 1995, respectively.

         The Company has the following commodity contracts in place as of December 31, 1997, to hedge or otherwise reduce the impact of oil and gas price fluctuations:

    Product          Volumes/month         Fixed Price           Duration
  -----------        -------------        -------------        ------------
  Natural Gas         15,000 MMBtu          $1.9400            1/98 - 2/98
  Natural Gas         22,500 MMBtu          $1.9025            1/98 - 6/98
  Natural Gas        200,000 MMBtu          $3.0000 (a)        2/98 - 5/98
  Natural Gas        150,000 MMBtu          $2.3120            2/98 - 4/98
  Natural Gas        125,000 MMBtu          $2.5500 (a)        2/98 - 5/98
  Natural Gas        125,000 MMBtu          $2.6700 (a)        2/98 - 5/98
  Natural Gas        170,000 MMBtu          $2.0900            1/98 - 12/98
  Natural Gas        170,000 MMBtu          $2.0900            1/99 - 10/99
  Natural Gas        100,000 MMBtu          $2.1200            1/99 - 10/99

      Oil              1,300 Bbls           $21.050                1/98
      Oil             10,000 Bbls           $17.950            1/98 - 5/98


  (a) Price collar contract. Price ceiling shown, price floor equals $2.00 per MMbtu.

         The fair value of the Company's commodity hedging contracts based on year-end futures pricing would have caused the Company to receive approximately $150,000 if these contracts had been terminated on December 31, 1997.

         At  December  31,  1997,  Panterra,  in which  the  Company  owns a 74%
interest, held various hedge contracts covering 70,000 Bbls of future production. These contracts expire at various dates through March 1998, with price floors ranging from $19.00 per Bbl to $20.00 per Bbl and price ceilings ranging from $23.00 per Bbl to $24.00 per Bbl. If the open hedging contracts had been liquidated at December 31, 1997, Panterra would have recognized a gain of approximately $121,000.

         The Company seeks to protect its rate of return on acquisitions of producing properties by hedging up to the first 24 months of an acquisition's production at prices approximately equal to or greater than those used in the
Company's acquisition evaluation and pricing model. The Company also periodically uses hedging contracts to hedge or otherwise reduce the impact of oil and gas price fluctuations on production from each of its core operating areas. The Company's strategy is to ensure certain minimum levels of operating cash flow and to take advantage of windows of favorable commodity prices. The Company generally limits its aggregate hedge position to no more than 50% of its total production. The Company seeks to minimize basis risk and indexes the majority of its oil hedges to NYMEX prices and the majority of its gas hedges to various regional index prices associated with pipelines in proximity to the Company's areas of gas production. The Company has hedged approximately 14% of its estimated 1998 gas production at an average fixed price of $2.11 per MMBtu and approximately 4% of its estimated 1998 oil production at an average fixed price of $18.18 per Bbl. The Company has also purchased options resulting in price collars on approximately 7% of the Company's estimated 1998 gas production with price ceilings between $2.55 and $3.00 per MMBtu and price floors between $1.95 and $2.00 per MMBtu as well as options resulting in price collars on approximately 5% of the Company's estimated 1998 oil production with price ceilings between $23.00 and $24.00 per Bbl and price floors between $19.00 and $20.00 per Bbl.

7.    Compensation Plans:

         In January 1992, the Company adopted two compensation plans for key employees. A cash bonus plan not to exceed 50% of the participants' aggregate base salaries was adopted, and any awards are based on performance. A net profits interest bonus plan allows participants to receive an aggregate 10% net profits interest after the Company has recovered 100% of its investment in various pools of oil and gas wells completed or acquired during the year. This interest is increased to 20% after the Company recovers 200% of its investment. The Company records compensation expense once it recovers its investment and net profits attributable to the properties are payable to the employees. The Company recorded compensation expense of $320,000 in 1997 and $119,000 in 1996 relating to net profits attributable to these properties.

         In March 1992, the Company adopted a stock appreciation rights ("SAR") plan for officers and directors and awarded 90,962 share rights with a value of $4.26 per share effective January 1, 1992. SARs vest over a four-year period, with payment occurring five years after the date of grant. The SAR plan replaced the restricted stock bonus plan. Between 1993 and 1996 the Company awarded a total of 171,412 share rights with values ranging from $11.50 to $14.00 per share. Compensation expense recognized under the SAR plan was $161,000, $1,567,000, and $220,000 in 1997, 1996 and 1995, respectively. In November 1996, the Company terminated future awards under the Company's SAR plan and capped the value of the share rights under the SAR plan at the then fair market value of the Company's common stock of $20.50 per share. The resulting liability is classified as current and long-term in the consolidated balance sheets, based on expected payment dates. SAR compensation expense recorded after the termination of future awards relates to the vesting of SARs outstanding at the time of the termination of future awards.

         Through September 1992, the Company had a restricted stock bonus plan ("Plan") covering officers and key employees. The Plan provided for the granting of stock and cash not to exceed 100% of the participant's then annual salary. The Plan provided that any portion or all of the stock could be purchased by the Company in the case of termination of employment for any reason. A participant has the option at any time to sell shares acquired under the Plan to the Company at a price related to their fair market values as defined in the Plan. At December 31, 1997, there were 33,520 shares issued and outstanding under the Plan. The Company's stock price was $35.00 at December 31, 1997.

         The Company has a defined contribution pension plan ("401(k) Plan") qualified under the Employee Retirement Income Security Act of 1974. This 401(k) Plan allows eligible employees to contribute up to 9% of their base salaries. The Company matches each employee's contributions up to 6% of the employee's base salary and also may make additional contributions at its discretion. The Company's contributions to the 401(k) Plan amounted to $231,000, $199,000, and $183,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

         During 1996 the Company established the St. Mary Land & Exploration Company Stock Option Plan and the St. Mary Land & Exploration Company Incentive Stock Option Plan (collectively, the "Stock Option Plan"). The Stock Option Plan grants options to purchase shares of the Company's common stock to eligible employees, contractors, and current and former members of the Board of Directors. The Company has reserved 700,000 shares of its own common stock for issuance under the Stock Option Plan. During 1996 options to purchase 256,598 shares, in connection with the termination of future awards under the Company's SAR plan, and 42,880 shares of the Company's common stock were granted under the Stock Option Plan at exercise prices of $20.50 and $24.875, respectively, which were equal to the respective market prices of the stock on the grant dates. The vesting periods of these options vary from 0 to 3 years, and the options are exercisable for the period from five to ten years after the date of grant. No options under the Stock Option Plan were exercised during the year ended December 31, 1996. In 1997, 14,072 options under the Stock Option Plan were exercised at $20.50 per share, and an additional 74,057 and 107,423 options were granted at $29.375 and $35.00 per share, respectively.

         Also, in 1990 and 1991, the Company granted certain officers options to acquire 54,614 shares of common stock at an exercise price of $3.30 per share. The options are now fully vested and expire ten years from the respective dates of grant. In 1997, 34,614 of these options were exercised.

         A summary of the status of the Company's Stock Option Plan, including the 1990 and 1991 options, and changes during the last three years follows:

                                                        For the Years Ended December 31,
                                     ----------------------------------------------------------------------
                                              1997                    1996                    1995
                                     ----------------------  ----------------------  ----------------------
                                                  Weighted                Weighted                Weighted
                                                   Average                 Average                 Average
                                                  Exercise                Exercise                Exercise
                                       Shares       Price      Shares       Price      Shares       Price
                                     ----------  ----------  ----------  ----------  ----------  ----------
Outstanding at beginning of year       354,092    $  18.38      54,614    $   3.30      54,614   $    3.30

Granted                                181,480       32.70     299,478       21.13         -           -
Exercised                               48,686        8.27         -           -           -           -
Forfeited                                7,543       20.50         -           -           -           -
                                     ==========  ==========  ==========  ==========  ==========  ==========
Outstanding at end of year             479,343   $   24.80     354,092   $   18.38      54,614   $    3.30
                                     ==========  ==========  ==========  ==========  ==========  ==========

Options exercisable at year end        129,173                 145,576                  54,614
                                     ==========              ==========              ==========

Options available for future grant     240,657                 400,522                     -
                                     ==========              ==========              ==========
Weighted average fair value of
    options granted during the year  $   15.05               $    8.06               $     -
                                     ==========              ==========              ==========

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

         The fair value of options is measured at the date of grant using the Black-Scholes option-pricing model. The fair value of options granted in 1997 was estimated using the following weighted-average assumptions: risk-free interest rate of 5.7%; dividend yield of .49%; volatility factor of the expected market price of the Company's common stock of 37.29%; and weighted-average expected life of the options of 7.1 years. The fair value of the options granted in 1996 was estimated using the following weighted-average assumptions: risk-free interest rate of 6.2%; dividend yield of .76%; volatility factor of the expected market price of the Company's common stock of 37.88%; and weighted-average expected life of the options of 4.8 years. No stock option grants were made in 1995.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, it is management's opinion that the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Had compensation cost been determined based on the fair value at grant dates for stock option awards consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                  Pro Forma for the Years
                                                     Ended December 31,
                                                  -----------------------
                                                     1997         1996
                                                  ----------   ----------
                                                     (In thousands, except
                                                       per share amounts)

   Net income applicable to       As reported      $ 23,109     $ 10,326
          common stock            Pro forma        $ 22,443     $  9,607

   Basic earnings per share       As reported      $   2.18     $   1.18
                                  Pro forma        $   2.11     $   1.10

   Diluted earnings per share     As reported        $     2.15    $     1.17
                                  Pro forma          $     2.09    $     1.09

         The effects of applying SFAS No. 123 in the pro forma disclosure are not necessarily indicative of actual future amounts, and SFAS No. 123 does not apply to awards granted prior to 1995. Additional awards in future years are anticipated.

         On September 18, 1997 the Board of Directors approved the St. Mary Land & Exploration Company Employee Stock Purchase Plan (Stock Purchase Plan), which became effective January 1, 1998. Under the Stock Purchase Plan eligible employees may purchase shares of the Company's common stock through payroll deductions of up to 15% of eligible compensation. The purchase price of the stock is the lower of 85% of the fair market value of the stock on the first or last day of the purchase period. The Company has set aside 500,000 shares of its common stock to be available for issuance under the Stock Purchase Plan. The Stock Purchase Plan must be approved by the Company's shareholders at the annual meeting of stockholders in May 1998.

8.    Pension Plans:

         The Company's employees participate in a noncontributory pension plan covering substantially all employees who meet age and service requirements (the "Primary Plan"). Benefits provided under this pension plan are based primarily on each employee's career earnings. As of December 31, 1997, plan assets were invested primarily in diversified stock and bond funds.

         In addition, the Company has a supplemental noncontributory pension plan covering certain management employees (the "Supplemental Plan"). Benefits are based mainly on each participant's years of service, final average compensation and estimated benefits received from certain other plans.

         The components of net pension expense are as follows:

                                             For the Years Ended
                                                December 31,
                                        ----------------------------
                                          1997      1996      1995
                                        --------  --------  --------
                                               (In thousands)

Service cost - benefits earned
     during the year                    $   192   $   131   $    79
Interest cost on projected
     benefit obligations                    100        80        51
Actual return on plan assets                (84)      (67)     (133)
Net amortization                             21         6        61
                                        --------  --------  --------

Net pension expense                     $   229   $   150   $    58
                                        ========  ========  ========

         A reconciliation of the funded status of the plans to accrued pension liability is as follows:

                                                   Primary Plan         Supplemental Plan
                                              ----------------------  ----------------------
                                                   December 31,            December 31,
                                              ----------------------  ----------------------
                                                 1997        1996        1997        1996
                                              ----------  ----------  ----------  ----------
                                                              (In thousands)
 Actuarial  present value of benefits  based
    on service to date and present pay levels:
Vested ....................................   $     745   $     497   $     270   $     202
Nonvested .................................         221         154           1          23
                                              ----------  ----------  ----------  ----------
Accumulated benefit obligation ............         966         651         271         225
Additional amounts related to pay increases         383         281         306         173
                                              ----------  ----------  ----------  ----------

Projected benefit obligation ..............       1,349         932         577         398
Plan assets at fair value .................         932         874         -           -
                                              ----------  ----------  ----------  ----------

Projected benefit obligation in excess of
 plan assets ..............................         417          58         577         398
Unrecognized loss .........................        (253)        -          (273)       (224)
Unrecognized net asset ....................         -             7         -           -
                                              ----------  ----------  ----------  ----------
Accrued pension liability included
  in the consolidated balance sheets ......   $     164   $      65   $     304   $     174
                                              ==========  ==========  ==========  ==========

         Actuarial assumptions for December 31 are as follows:

                                               1997         1996
                                              ------       ------
               Discount rate                   7.00%        7.50%
               Average salary growth rate      5.00%        5.00%
               Return on plan assets           8.00%        8.00%

9.    Related Party Transactions:

         Through October 1994, the majority of the Company's oil and gas operations, other than Louisiana royalties but including acquisition of unproved properties, was administered by SMOC. Operations were conducted under a domestic agreement with SMOC and various individuals (the "Anderman Group") which was effective January 1, 1992, amended July 1, 1993 and terminated on December 31, 1995. Through the termination date the Company paid 70% of all costs for lease acquisitions, geophysical surveys, drilling and production and owned 68% of all resulting properties, production and reserves. Through December 31, 1995, the Company also paid 65% of all overhead costs of SMOC incurred for exploration and production activities, and through September 1995, quarterly fees of $125,000 to the Anderman Group.

         Effective April 1, 1995, the Company gave notice that it would not participate in any new international ventures managed by the Anderman Group, and on November 30, 1995, withdrew from all international partnerships with the exception of those with interests in Russia and Canada. During 1995, the Company recorded a charge to operations of $252,000 resulting from its withdrawal from the international partnerships.

         Billings from SMOC, which represent charges for lease operating, exploration, development and general and administrative expenses amounted to $11,451,000 for the year ended December 31, 1995.

10.    Investment in Russian Joint Venture:

         In September 1991, the Company, through an affiliate of the Anderman Group, acquired a 22% interest in The Limited Liability Company Chernogorskoye (the "Russian joint venture"). The Company's interest in the Russian joint venture was reduced to 18% in 1993. The Russian joint venture is developing the Chernogorskoye field in western Siberia. On December 16, 1996, the Company executed an Acquisition Agreement to sell its interest in the Russian joint venture to Khanty Mansiysk Oil Corporation ("KMOC"), formerly Ural Petroleum Corporation. Closing of the transaction occurred on February 12, 1997. The Company's equity in income for the Russian joint venture for 1997 through the date of sale was $201,000. In accordance with the terms of the Acquisition Agreement, the Company received cash consideration of approximately $5.6 million before transaction costs, approximately $1.9 million of KMOC common stock and a receivable in a form equivalent to a retained production payment of approximately $10.1 million plus interest at 10% per annum from the limited liability company formed to hold the Russian joint venture interest. The Company's receivable is collateralized by the partnership interest sold. The Company has the right, subject to certain conditions, to require KMOC to purchase the Company's receivable from the net proceeds of an initial public offering of KMOC common stock or alternatively, the Company may elect to convert all or a portion of its receivable into KMOC common stock immediately prior to an initial public offering of KMOC common stock. As of December 31, 1996 the Company's investment in the Russian joint venture was classified in the financial statements as held for sale.

         Summarized financial information of the Russian joint venture for the full years owned by the Company is shown below:

                                              For the Years Ended December 31,
                                              --------------------------------
                                                    1996           1995
                                                  ----------    ----------
                                                  (Unaudited, in thousands)
        Income Statement:
               Oil and gas revenues               $  60,367     $  29,479
               Operating expenses                    44,752        22,547
               Interest and other expenses            9,199         8,966
                                                  ----------    ----------
               Net income (loss)                  $   6,416     $  (2,034)
                                                  ==========    ==========

        Balance Sheet:
               Current assets                     $  10,088     $  10,105
               Non-current assets                    67,855        49,300
               Current liabilities                    6,595        10,569
               Non-current liabilities               66,223        50,614
               Shareholders' equity (deficit)         5,125        (1,778)

11.    Real Estate Assets:

         In a prior year the Company made the decision to sell its remaining real estate projects. Accordingly, the Company's real estate activities since that time have been presented as discontinued operations in the statements of income. The Company's remaining real estate assets consist of land held for sale with a carrying cost of $1,149,000 and $1,386,000 as of December 31, 1997 and 1996, respectively, which is less than the estimated net realizable values.

12.    Disclosures About Oil and Gas Producing Activities:

    Major Customers:

         During 1997 two customers individually account for 10.6% and 10.2% of the Company's total oil and gas production revenue. Sales to one of these customers constituted 17.3% of total 1996 oil and gas production revenue. There were no sales to individual customers constituting 10% or more of total oil and gas production revenue during 1995.

    Costs Incurred in Oil and Gas Producing Activities:

         Costs incurred in oil and gas property acquisition, exploration and development activities, whether capitalized or expensed, are summarized as follows:

                                       For the Years Ended December 31,
                                      ----------------------------------
                                         1997        1996        1995
                                      ----------  ----------  ----------
                                                (In thousands)

      Development costs               $  39,030   $  16,709   $  12,625
      Exploration costs:
         Domestic                        15,311      11,910       8,746
         International                       16          84        (112)
      Acquisitions:
         Proved                          27,291      20,957       8,111
         Unproved                         7,565       2,941       2,937
                                      ----------  ----------  ----------
      Total                           $  89,213   $  52,601   $  32,307
                                      ==========  ==========  ==========

      Russian joint venture,
         equity method (a)            $     -     $   3,881   $   3,213
                                      ==========  ==========  ==========

      (a) In February 1997, the Company sold its interest in the Russian joint venture (see note 10).

    Oil and Gas Reserve Quantities (Unaudited):

         The reserve information as of December 31, 1997, 1996, 1995 and 1994 was prepared by the Company and Ryder Scott Company. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of proved producing oil and gas properties.
Accordingly, these estimates are expected to change as future information becomes available.

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

         Presented below is a summary of the changes in estimated domestic reserves of the Company and its share of the Russian joint venture reserves:

                                                       For the Years Ended December 31,
                                          ---------------------------------------------------------
                                                 1997                1996                1995
                                          ------------------  ------------------  ------------------
                                           Oil or              Oil or              Oil or
                                         Condensate   Gas    Condensate   Gas    Condensate   Gas
                                           (MBBL)    (MMCF)    (MBBL)    (MMCF)    (MBBL)    (MMCF)
                                          ------------------  ------------------  ------------------
Total proved U.S. reserves:
         Developed and undeveloped:
         Beginning of year                 10,691   127,057     7,509    75,705     6,677    62,515
         Revisions of previous estimates     (502)   (7,486)      706     6,706        39       515
         Discoveries and extensions         1,203    77,876     1,343    44,018       894    16,069
         Purchase of minerals in place      1,328    24,809     2,625    16,894     1,095     9,274
         Sale of reserves                     (39)   (3,126)     (306)     (703)     (152)     (234)
         Production                        (1,188)  (22,900)   (1,186)  (15,563)   (1,044)  (12,434)
                                          --------  --------  --------  --------  --------  --------

         End of year (a)                   11,493   196,230    10,691   127,057     7,509    75,705
                                          ========  ========  ========  ========  ========  ========

Proved developed U.S. reserves:
         Beginning of year                 10,015   100,027     6,829    66,230     6,050    58,661
                                          ========  ========  ========  ========  ========  ========
         End of year                       10,268   168,229    10,015   100,027     6,829    66,230
                                          ========  ========  ========  ========  ========  ========

Russian joint venture reserves:
          End of year (b)                     -         -       7,146     2,444     7,247     2,536
                                          ========  ========  ========  ========  ========  ========

     (a)  At December 31, 1997,  1996 and 1995,  includes  approximately  1,982,
          1,622,  and  1,895  MMCF,  respectively   representing  the  Company's
          underproduced gas balancing position.

     (b) In February 1997, the Company sold its interest in the Russian joint venture (see note 10).

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

         The assumptions used to compute the standardized measure are those prescribed by the Financial Accounting Standards Board and, as such, do not necessarily reflect the Company's expectations of actual revenues to be derived from those reserves, nor their present worth. The limitations inherent in the reserve quantity estimation process, as discussed previously, are equally applicable to the standardized measure computations since these estimates are the basis for the valuation process.

         The following summary sets forth the Company's future net cash flows relating to proved oil and gas reserves based on the standardized measure prescribed in SFAS No. 69:

                                                   As of December 31,
                                         --------------------------------------
                                            1997          1996          1995
                                         ----------    ----------    ----------
                                                     (In thousands)

Future cash inflows                       $629,001      $691,945     $ 292,149
Future production and
  development costs                       (202,503)     (196,677)     (105,520)
Future income taxes                       (120,742)     (155,805)      (49,383)
                                         ----------    ----------    ----------
Future net cash flows                      305,756       339,463       137,246
10% annual discount                       (118,409)     (136,233)      (49,547)
                                         ----------    ----------    ----------
Standardized measure of
  discounted future net cash flows       $ 187,347     $ 203,230     $  87,699
                                         ==========    ==========    ==========
Russian joint venture standardized
  measure of discounted future net
  cash flows (a)                         $     -       $  23,681     $  15,077
                                         ==========    ==========    ==========

     (a) In February 1997, the Company sold its interest in the Russian joint venture (see note 10).

         The principal sources of change in the standardized measure of discounted future net cash flows are as follows:

                                            For the Years Ended December 31,
                                          ------------------------------------
                                            1997(a)       1996         1995
                                          ----------   ----------   ----------
                                                     (In thousands)
Standardized measure,
  beginning of year                       $ 203,230    $  87,699    $  60,866
Sales of oil and gas produced,
  net of production costs                   (60,506)     (43,877)     (25,923)
Net changes in prices and
  production costs                         (132,465)      71,882       23,432
Extensions, discoveries and other,
  net of production costs                   112,698       90,974       23,863
Purchase of minerals in place                40,647       26,241       10,287
Development costs incurred
  during the year                            11,305        6,833        2,189
Changes in estimated future
  development costs                          (2,998)      (1,166)      (1,801)
Revisions of previous quantity estimates     (8,885)      19,350          856
Accretion of discount                        29,646       12,019        8,469
Sales of reserves in place                   (5,493)      (1,224)      (1,365)
Net change in income taxes                   19,089      (61,459)     (12,817)
Other                                       (18,921)      (4,042)        (357)
                                          ----------   ----------   ----------
Standardized measure, end of year         $ 187,347    $ 203,230    $  87,699
                                          ==========   ==========   ==========

     (a) The standardized measure was based on a year-end gas price of $2.32 per MMBtu and a year-end oil price of $18.34 per BBL. Using these prices the present value of future net revenues discounted at 10% before tax is $262 million.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     ST. MARY LAND & EXPLORATION COMPANY
                                     ----------------------------------------
                                     (Registrant)



Date:  March 23, 1998            By: /s/ THOMAS E. CONDGON
                                     ----------------------------------------
                                     Thomas E. Congdon, Chairman of the Board





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


Signature                   Title                              Date


/s/ THOMAS E. CONGDON       Chairman of the Board of           March  23, 1998
-----------------------     Directors and Director
    Thomas E. Congdon



/s/ MARK A. HELLERSTEIN     President, Chief Executive         March 23, 1998
-----------------------     Officer, and Director
    Mark A. Hellerstein



/s/ RONALD D. BOONE         Executive Vice President, Chief    March 23, 1998
-----------------------     Operating Officer and Director
    Ronald D. Boone

Signature                   Title                              Date



/s/ DAVID L. HENRY          Vice President-Finance and         March 23, 1998
-----------------------     Chief Financial Officer
    David L. Henry



/s/ RICHARD C. NORRIS       Vice President, Treasurer and      March 23, 1998
-----------------------     Chief Accounting Officer
    Richard C. Norris



/s/ LARRY W. BICKLE         Director                           March 23, 1998
-----------------------
    Larry W. Bickle



/s/ DAVID C. DUDLEY         Director                           March 23, 1998
-----------------------
    David C. Dudley



/s/ RICHARD C. KRAUS        Director                           March 23, 1998
-----------------------
    Richard C. Kraus



/s/ R. JAMES NICHOLSON      Director                           March 23, 1998
-----------------------
    R. James Nicholson



/s/ AREND J. SANDBULTE      Director                           March 23, 1998
-----------------------
    Arend J. Sandbulte



/s/ JOHN M. SEIDL           Director                           March 23, 1998
-----------------------
    John M. Seidl