Form 10-Q
period 1998-03-31
ST MARY LAND & EXPLORATION CO
filed 1998-05-14
CIK 893538

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------


                                    FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 1998


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


As of May 12, 1998, the registrant had 10,984,023 shares of Common Stock, $.01 par value, outstanding.

                       ST. MARY LAND & EXPLORATION COMPANY


                                      INDEX


Part I.   FINANCIAL INFORMATION                                            PAGE

          Item 1.  Financial Statements (Unaudited)

                   Consolidated Balance
                   Sheets - March  31, 1998 and
                   December 31, 1997 ......................................  3

                   Consolidated Statements of
                   Income - Three Months Ended
                   March 31, 1998 and 1997 ................................  4

                   Consolidated Statements of
                   Cash Flows - Three Months Ended
                   March 31, 1998 and 1997 ................................  5

                   Notes to Consolidated Financial
                   Statements - March 31, 1998 ............................  7


          Item 2.  Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operations .......................................... 10


Part II.  OTHER INFORMATION

          Item 6.   Exhibits and Reports on Form 8-K ...................... 19

                    Exhibits

                    Exhibit No. 27.5 Financial Data Schedule

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

              ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                      (In thousands, except share amounts)

                                     ASSETS

                                                                              March 31,        December 31,
                                                                           --------------     --------------
                                                                                1998               1997
                                                                           --------------     --------------
Current assets:
Cash and cash equivalents                                                   $      3,752       $      7,112
Accounts receivable                                                               22,025             24,320
Prepaid expenses and other                                                           277                480
                                                                           --------------     --------------
Total current assets                                                              26,054             31,912
                                                                           --------------     --------------

Property and equipment (successful efforts method), at cost:
Proved oil and gas properties                                                    253,919            246,468
Unproved oil and gas properties, net of impairment
allowance of $3,173 in 1998 and $3,032 in 1997                                    35,696             28,615
Other                                                                              3,530              3,386
                                                                           --------------     --------------
                                                                                 293,145            278,469
Less accumulated depletion, depreciation, amortization and impairment           (126,293)          (120,988)
                                                                           --------------     --------------
                                                                                 166,852            157,481
                                                                           --------------     --------------
Other assets:
Khanty Mansiysk Oil Corporation receivable and stock                              12,003             12,003
Summo Minerals Corporation  investment and receivable                              6,865              6,691
Other assets                                                                       2,319              2,943
                                                                           --------------     --------------
                                                                                  21,187             21,637
                                                                           --------------     --------------
                                                                            $    214,093       $    211,030
                                                                           ==============     ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses                                       $     25,049       $     21,943
Current portion of stock appreciation rights                                         -                  351
                                                                           --------------     --------------
Total current liabilities                                                         25,049             22,294
                                                                           --------------     --------------

Long-term liabilities:
Long-term debt                                                                    21,390             22,607
Deferred income taxes                                                             16,875             16,589
Stock appreciation rights                                                          1,090                989
Other noncurrent liabilities                                                         541                619
                                                                           --------------     --------------
                                                                                  39,896             40,804
                                                                           --------------     --------------
Commitments and contingencies

Stockholders' equity:
Common stock, $.01 par value: authorized  - 15,000,000 shares;
issued and outstanding - 10,984,023 shares in 1998 and
10,980,423 shares in 1997                                                            110                110
Additional paid-in capital                                                        67,589             67,494
Retained earnings                                                                 81,449             80,328
                                                                           --------------     --------------
Total stockholders' equity                                                       149,148            147,932
                                                                           --------------     --------------
                                                                            $    214,093       $    211,030
                                                                           ==============     ==============

                   The accompanying notes are an integral part of these consolidated financial statements.

               ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    (In thousands, except per share amounts)

                                                                For the Three Months Ended
                                                                         March 31,
                                                              ------------------------------
                                                                  1998              1997
                                                              ------------      ------------
Operating revenues:
Oil and gas production                                           $ 19,025          $ 21,030
Gain on sale of Russian joint venture                                 -               9,691
Gain on sale of proved properties                                     -                  32
Other revenues                                                        114               108
                                                              ------------      ------------
Total operating revenues                                           19,139            30,861
                                                              ------------      ------------

Operating expenses:
Oil and gas production                                              3,943             3,978
Depletion, depreciation and amortization                            5,377             3,997
Impairment of proved properties                                       368               -
Exploration                                                         3,421             1,389
Abandonment and impairment of unproved properties                     303               150
General and administrative                                          2,947             3,021
Loss (income) in equity investees                                      61               (87)
Other                                                                  35               (35)
                                                              ------------      ------------
Total operating expenses                                           16,455            12,413
                                                              ------------      ------------

Income from operations                                              2,684            18,448

Nonoperating income and (expense):
Interest income                                                       155               178
Interest expense                                                     (394)             (582)
                                                              ------------      ------------

Income before income taxes                                          2,445            18,044
Income tax expense                                                    775             6,449
                                                              ------------      ------------

Net income                                                        $ 1,670          $ 11,595
                                                              ============      ============

Basic net income per common share                              $      .15        $     1.21
                                                              ============      ============
Diluted net income per common share                            $      .15        $     1.20
                                                              ============      ============

Basic weighted average common shares outstanding                   10,983             9,557
                                                              ============      ============
Diluted weighted average common shares outstanding                 11,125             9,660
                                                              ============      ============

Cash dividend declared per share                               $     0.05        $     0.05
                                                              ============      ============

                   The accompanying notes are an integral part of these consolidated financial statements.

              ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                              For the Three Months Ended
                                                                                       March 31,
                                                                             -----------------------------
                                                                                 1998             1997
                                                                             ------------     ------------
Reconciliation of net income to net cash provided by operating activities:
      Net income                                                              $    1,670       $   11,595
      Adjustments to reconcile net income to net
          cash provided by operating activities:
      Gain on sale of Russian joint venture                                          -             (9,691)
      Gain on sale of proved properties                                              -                (32)
      Depletion, depreciation and amortization                                     5,377            3,997
      Impairment of proved properties                                                368              -
      Exploration                                                                    916              (30)
      Abandonment and impairment of unproved properties                              303              150
      Loss (income) in equity investees                                               61              (87)
      Deferred income taxes                                                          285            4,627
      Other                                                                           97             (222)
                                                                             ------------     ------------
                                                                                   9,077           10,307
      Changes in current assets and liabilities:
      Accounts receivable                                                          2,300            1,723
      Prepaid expenses and other                                                      73              514
      Accounts payable and accrued expenses                                        6,169            3,285
      Stock appreciation rights                                                     (351)          (1,199)
                                                                             ------------     ------------
      Net cash provided by operating activities                                   17,268           14,630
                                                                             ------------     ------------
      Cash flows from investing activities:
      Proceeds from sale of oil and gas properties                                    52              367
      Capital expenditures                                                       (18,108)         (12,193)
      Acquisition of oil and gas properties                                       (1,189)          (1,472)
      Sale of Russian joint venture                                                  -              5,608
      Investment in and loans to Summo Minerals Corporation                         (235)            (251)
      Receipts from restricted cash                                                  -              3,075
      Deposits to restricted cash                                                    -             (1,143)
      Other                                                                          618              (90)
                                                                             ------------     ------------
      Net cash used in investing activities                                      (18,862)          (6,099)
                                                                             ------------     ------------
      Cash flows from financing activities:
      Proceeds from long-term debt                                                11,700            4,975
      Repayment of long-term debt                                                (12,917)         (40,630)
      Proceeds from sale of common stock, net of offering costs                      -             51,355
      Dividends paid                                                                (549)            (439)
      Other                                                                          -                 (1)
                                                                             ------------     ------------
      Net cash (used) provided by financing activities                            (1,766)          15,260
                                                                             ------------     ------------
      Net (decrease) increase in cash and cash equivalents                        (3,360)          23,791
      Cash and cash equivalents at beginning of period                             7,112            3,338
                                                                             ------------     ------------
      Cash and cash equivalents at end of period                              $    3,752       $   27,129
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

              ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   (Continued)


Supplemental   schedule  of  additional   cash  flow   information  and  noncash
activities:

                                              For the Three Months Ended
                                                       March 31,
                                              ---------------------------
                                                 1998             1997
                                              ----------       ----------
                                                     (In thousands)

 Cash paid for interest                        $    326         $    545

 Cash paid for income taxes                          30               16

 Cash paid for exploration expenses               3,266            3,118


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

              ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 March 31, 1998


Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of St. Mary Land & Exploration Company and Subsidiaries (the "Company") for the year ended December 31, 1997. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in Form 10-K for the year ended December 31, 1997. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Form 10-K.

Certain amounts in the 1997 consolidated financial statements have been reclassified to correspond to the 1998 presentation.

Note 2 - Investments

The Company, through subsidiaries, owned an 18% interest in a venture that is developing the Chernogorskoye oil field in western Siberia (the "Russian joint venture"). The Company accounted for its investment in the Russian joint venture under the equity method of accounting. In February 1997, the Company sold its interest in the Russian joint venture to Khanty Mansiysk Oil Corporation ("KMOC"), formerly known as Ural Petroleum Corporation. In accordance with the Acquisition Agreement, the Company received cash consideration of $5,608,000 before transaction costs, KMOC common stock valued at $1,869,000, and a receivable in a form equivalent to a retained production payment of $10,134,000 plus interest at 10% per annum from the limited liability company formed to hold the Russian joint venture interest. The Company recorded a gain on the sale of the Russian joint venture interest of $9,671,000. The Company's equity in income for the Russian joint venture for 1997 through the date of sale was $203,000.

The Company accounts for its 37% ownership interest in Summo Minerals Corporation ("Summo") under the equity method of accounting. For the three months ended March 31, 1998, the Company recorded a loss of $61,000 as its equity in the losses of Summo. In May 1997, the Company entered into an agreement to receive a 55% interest in Summo's Lisbon Valley Copper Project (the "Project") in return for the Company contributing $4,000,000 in cash, all of its outstanding stock in Summo, and $8,600,000 in letters of credit to a single purpose company, Lisbon Valley Mining Company LLC, formed to own and operate the

Project. Summo will contribute the property, all project permits and contracts, $3,200,000 in cash, and a commitment for $45,000,000 of senior debt financing in return for a 45% interest in the new company. The agreement is subject to certain conditions, including final resolution of regulatory approvals and project financing. Summo has completed tests of the ground water quality to address concerns raised on appeal during the permitting process. The results of these tests support the original conclusions and recommendations made by the Bureau of Land Management when the Project was initially approved. A decision from the Interior Board of Land Appeals is expected in mid 1998. The Company has agreed to provide interim financing of up to $2,725,000 for the Project in the form of a loan to Summo due in June 1999. Interest accrues on the amounts outstanding at the prime rate plus 1%. As of March 31, 1998, $2,316,000 was outstanding under this loan. Additional amounts totaling $209,000 have been advanced to Summo under this loan since March 31, 1998. At the Company's option, any principal and interest amounts outstanding are convertible into shares of Summo common stock anytime after June 30, 1998, at a conversion price equal to the weighted average trading price of Summo's common shares for the twenty trading days leading up to and including June 30, 1998. Upon capitalization of the new company the outstanding loan principal shall constitute a capital contribution in partial satisfaction of the Company's capital commitments set out in the May 1997 agreement, and any accrued interest on the loan shall be forgiven. Management believes the long-term outlook for copper prices is favorable and plans to continue providing interim financing during 1998 until Summo receives regulatory approval and copper prices recover adequately to justify construction using permanent financing. There can be no assurance that the Company will realize a return on its investment in Summo or the Project.

Note 3 - Capital Stock

On February 26, 1997, the Company closed the sale of 2,000,000 shares of common stock at $25.00 per share. On March 12, 1997, the Company closed the sale of an additional 180,000 shares pursuant to the underwriters' exercise of the over-allotment option. These transactions resulted in aggregate net proceeds of $51,200,000. The proceeds were used to fund the Company's exploration, development and acquisition programs and to repay borrowings under its credit facility.

Note 4 - Recently Issued Accounting Standards

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," effective for financial statements for fiscal years beginning after December 15, 1997. The Statement establishes standards for reporting and display of comprehensive income and its components in financial statements. The adoption of this statement will not have a material impact on the Company's financial statements.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective for financial statements for fiscal years beginning after December 15, 1997. The Statement requires companies to report certain information about operating segments in their financial statements and certain information about their products and services, the geographic areas in which they operate and their major customers. The Company is currently reviewing the effects of the disclosure requirements of the Statement.

In February 1998, the FASB issued SFAS No. 132,  "Employer's  Disclosures  about
Pensions and Other Postretirement Benefits," effective for fiscal years beginning after December 15, 1997. The Statement standardizes the disclosure requirements for pensions and other postretirement benefits to provide information that is more comparable and concise. The Company is currently reviewing the effects of the disclosure requirements of the Statement.

Note 5 - Earnings per Share

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share," which requires a dual presentation of basic and diluted earnings per share. The Company adopted SFAS No. 128 effective December 31, 1997. Under SFAS No. 128 basic net income per share of common stock is calculated by dividing net income by the weighted average of common shares outstanding during each period, and diluted net income per common share of stock is calculated by dividing net income by the weighted average of outstanding common shares and other dilutive securities. Dilutive securities of the Company consist entirely of outstanding options to purchase the Company's common stock. The outstanding dilutive securities for the three-month periods ended March 31, 1998 and 1997 were 138,563 and 103,633, respectively. All net income of the Company is available to common stockholders. The adoption of SFAS No. 128 had no effect on diluted net income per share compared to fully diluted net income per share as reported for the three months ended March 31, 1997. Restated basic net income per share for the three months ended March 31, 1997 was $1.21 compared to primary net income per share of $1.20 as reported.

Note 6 - Income Taxes

Federal income tax expense for 1998 and 1997 differs from the amount that would be provided by applying the statutory U.S. Federal income tax rate to income before income taxes primarily due to Section 29 credits and percentage depletion in 1998 and the effect of state income taxes partially offset by Section 29 tax credits and percentage depletion in 1997.

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

     St. Mary has two principal equity investments, Summo Minerals Corporation ("Summo"), a North American copper mining company, and until early 1997, the Company's Russian joint venture. The Company accounts for its investments in Summo and the Russian joint venture under the equity method and includes its share of the income or loss from these entities in its consolidated results of operations. Effective February 12, 1997, the Company sold its Russian joint venture.

     The Company receives significant royalty income from its south Louisiana fee lands. Management expects the Company's royalty income to increase in 1998 with the completion of the St. Mary Land & Exploration No. 3 well at South Horseshoe Bayou in January 1998 which followed the completion of the discovery well in the prospect in February 1997 and its subsequent recompletion in April 1998. The Company owns a 25% working interest and royalty interests between approximately 19% and 22% in this field for combined net revenue interests of between approximately 37% and 40%, depending on the depth of production. The Company and the lessees have identified several geologic objectives for testing in future years.

     The results of operations include several significant acquisitions made during recent years and the subsequent development of those properties. In December 1995, the Company acquired two different interests in the Box Church Field in its ArkLaTex region for $2.2 million and several additional interests in 1996 for $580,000. Development of the field has occurred with the drilling and completion of three wells in 1996 and eleven wells in 1997. In 1998 the Company anticipates the completion of three wells in progress at year-end 1997 and the drilling of four additional wells to complete the development of the field. The Company purchased a 90% interest in the producing properties of Siete Oil & Gas Corporation for $10.0 million in June 1996 and completed a series of follow-on acquisitions of smaller interests in these properties totaling $5.7 million during 1996, 1997 and the first quarter of 1998. These properties are located in the Permian Basin of New Mexico and west Texas. Management expects to acquire additional interests in the Siete properties as they become available. In May 1997, the Company acquired an 85% working interest in certain Louisiana properties of Henry Production Company for $3.8 million. In November 1997, the Company acquired the interests of Conoco, Inc. in the Southwest Mayfield area in Oklahoma for $20.3 million. Management anticipates drilling several wells in 1998 to test the geologic ideas identified at the time of acquisition of this field. Several smaller acquisitions were also completed during 1997 and 1996 totaling $560,000 and $2.8 million, respectively.

     In February 1997, the Company sold its interest in the Russian joint venture to Khanty Mansiysk Oil Corporation ("KMOC"), formerly known as Ural Petroleum Corporation, for $17.6 million. The Company received $5.6 million in cash before transaction costs, $1.9 million of KMOC common stock and a convertible receivable in a form equivalent to a retained production payment of $10.1 million plus interest at 10% per annum from the limited liability company formed to hold the Russian joint venture interest.

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

     The Company seeks to protect its rate of return on acquisitions of producing properties by hedging up to the first 24 months of an acquisition's production at prices approximately equal to or greater than those used in the
Company's acquisition evaluation and pricing model. The Company also periodically uses hedging contracts to hedge or otherwise reduce the impact of oil and gas price fluctuations on production from each of its core operating areas. The Company's strategy is to ensure certain minimum levels of operating cash flow and to take advantage of windows of favorable commodity prices. The Company generally limits its aggregate hedge position to no more than 50% of its total production. The Company seeks to minimize basis risk and indexes the majority of its oil hedges to NYMEX prices and the majority of its gas hedges to various regional index prices associated with pipelines in proximity to the Company's areas of gas production. The Company has hedged approximately 5.2 million MMBtu of its remaining 1998 gas production at an average fixed price of $2.21 per MMBtu and approximately 30,000 barrels of its remaining 1998 oil production at an average fixed price of $17.95 per Bbl. The Company has purchased options resulting in price collars and price floors on approximately 22,200 barrels of the Company's remaining 1998 oil production with price ceilings of $24.00 per Bbl and price floors of $20.00 per Bbl. The Company has also purchased options resulting in price collars and price floors on 1.5 million MMBtu of the Company's remaining 1998 gas production with price ceilings between $2.67 and $3.00 per MMBtu and price floors between $1.95 and $2.00 per MMBtu.

     This Quarterly Report on Form 10-Q includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including such matters as future capital, development and exploration expenditures (including the amount and nature thereof), drilling of wells, reserve estimates (including estimates of future net revenues associated with such reserves and the present value of such future net revenues), future production of oil and gas, repayment of debt, business strategies, expansion and growth of the Company's operations and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, general economic and business conditions, the business opportunities (or lack thereof) that may be presented to and pursued by the Company, changes in laws or regulations, and other factors, many of which are beyond the control of the Company. Readers are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements.

Results of Operations

     The following table sets forth selected operating and financial information for the Company:


                                                Three Months Ended March 31,
                                                  1998               1997
                                             --------------     --------------
                                              (In thousands, except BOE data)
Oil and gas production
 revenues:
    Working interests                         $     17,010       $     18,511
    Louisiana royalties                              2,015              2,519
                                             ==============     ==============
        Total                                 $     19,025       $     21,030
                                             ==============     ==============

Net production:
   Oil (MBbls)                                         321                296
   Gas (MMcf)                                        6,359              5,470
                                             ==============     ==============
   MBOE                                              1,381              1,208
                                             ==============     ==============

Average sales price (1):
   Oil (per Bbl)                              $      14.90       $      20.37
   Gas (per                                           2.24               2.74
Mcf)

Oil and gas production costs:
   Lease operating expense                    $      2,841       $      2,422
   Production taxes                                  1,102              1,556
                                             ==============     ==============
      Total                                   $      3,943       $      3,978
                                             ==============     ==============

Additional per BOE data:
   Sales price                                $      13.78       $      17.41
   Lease operating expense                            2.06               2.00
   Production taxes                                    .80               1.29
                                             --------------     --------------
      Operating margin                        $      10.92       $      14.12
   Depletion, depreciation and
      amortization                            $       3.89       $       3.31
   Impairment of proved
      properties                                       .27                -
   General and administrative                         2.13               2.50

     Oil and Gas Production Revenues. Oil and gas production revenues decreased $2.0 million, or 10% to $19.0 million for the first quarter 1998 compared to $21.0 million for the first quarter 1997. Oil production volumes increased 8% and gas production volumes increased 16% for the first quarter 1998 compared to 1997. Average net daily production reached 15.3 MBOE in 1998 compared to 13.4 MBOE in the comparable quarter of 1997. This production increase resulted from new properties acquired and drilled during the past year. Major acquisitions included the Southwest Mayfield properties purchased from Conoco, the acquisition of Louisiana properties from Henry Production Company, and the additional interests purchased in the Siete properties. Successful drilling results in the Box Church Field in Texas and the South Horseshoe Bayou in south Louisiana also contributed to the first quarter 1998 production increase. The average realized oil price for the first quarter 1998 decreased 27% to $14.90 per Bbl, while realized gas prices decreased 18% to $2.24 per Mcf, from their respective 1997 levels. The Company hedged 33,600 Bbls of its oil production during the first quarter 1998 at an average NYMEX price of $18.29 per Bbl. The Company purchased options resulting in price collars and price floors on 55,500 Bbls of its first quarter 1998 oil production with price ceilings between $23.00 and $24.00 per Bbl and price floors between $19.00 and $20.00 per Bbl. The Company realized a $200,000 increase in oil revenue or $.62 per Bbl for the first quarter 1998 on these contracts compared to a $211,000 decrease or $.71 per Bbl in 1997. The Company also hedged 1.0 million MMBtu of its first quarter 1998 gas production at an average indexed price of $2.15 per MMBtu and purchased options resulting in price collars and price floors on 900,000 MMBtu of its first quarter 1998 gas production with price ceilings between $2.67 and $3.00 per MMBtu and price floors of $2.00 per MMBtu. The Company realized a $78,000 increase in gas revenues or $.01 per Mcf for 1998 from these hedge contracts compared to an $895,000 decrease or $.16 per Mcf in the first quarter 1997.

     Oil and Gas Production Costs. Oil and gas production costs consist of lease operating expense and production taxes. Total production costs decreased $35,000 or 1% for the first quarter 1998 from comparable 1997 levels. Total oil and gas production costs per BOE declined 13% to $2.86 in 1998 compared to $3.29 per BOE in 1997.

     Depreciation, Depletion, Amortization and Impairment. Depreciation, depletion and amortization expense ("DD&A") increased $1.4 million, or 35% to $5.4 million in the first quarter 1998 compared with $4.0 million in 1997. DD&A per BOE increased 18% to $3.89 in the first quarter 1998 as compared to $3.31 in 1997. This increase resulted from new properties acquired and drilled in 1997 and the first quarter of 1998. The Company recorded impairments of proved oil and gas properties of $368,000 in the first quarter 1998 compared with no impairments in the comparable 1997 period. These charges resulted from unsuccessful development drilling results in two fields in the Company's Mid-Continent region and an unsuccessful recompletion attempt in a field in Mississippi.

     Abandonment and impairment of unproved properties increased $153,000 to $303,000 in 1998 compared to $150,000 in 1997 due to additional abandonments of expired leases during the first quarter 1998.

     Exploration. Exploration expense increased $2.0 million or 146% to $3.4 million for first quarter 1998 compared with $1.4 million in 1997 primarily as a result of unsuccessful exploratory drilling results in south Louisiana and Oklahoma and the payment of $795,000 for delay rentals in the Company's Atchafalaya Bay prospect area.

     General and Administrative. General and administrative expenses declined 2% to $2.9 million for the first quarter 1998 as compared to 1997. Increased compensation and rent expenses were offset by declines in charitable contributions, insurance and general corporate expenses and increases in overhead reimbursements from outside interest owners in properties operated by the Company.

     Other operating expenses consist of legal expenses in connection with ongoing oil and gas activities and oversight of the Company's mining investments. This expense increased $70,000 in the first quarter 1998 compared with the first quarter 1997, primarily due to legal expenses in 1998 associated with the pending litigation that seeks to recover damages from the drilling contractor for the St. Mary Land & Exploration #1 well at South Horseshoe Bayou and the benefit of a non-recurring insurance recovery of $68,000 in 1997.

     Equity in Income and Loss of Russian Joint Venture. The Company accounted for its investment in the Russian joint venture under the equity method and included its share of income or loss from the venture in its results of operations up to the point of sale. Therefore no equity in the net income of the Russian joint venture was recorded in 1998 compared to $203,000 recorded in 1997. As discussed under Outlook, the Company sold this investment in February 1997 resulting in a partial year of equity income recorded in 1997.

     Equity in Loss of Summo Minerals Corporation. The Company accounts for its investment in Summo under the equity method and includes its share of Summo's income or loss in its results of operations. The Company's equity in the net loss of Summo was $61,000 in the first quarter 1998 and $116,000 in 1997.

     Non-Operating Income and Expense. Net interest expense decreased $165,000 to $239,000 in the first quarter 1998 due to the reduction of the Company's debt with the proceeds of the sale of common stock in the first quarter of 1997.

     Income Taxes. Income tax expense was $775,000 in the first quarter 1998 and $6.4 million in 1997, resulting in effective tax rates of 32% and 36%, respectively. This reduced expense reflects lower net income from operations before income taxes for 1998 due to lower oil and gas prices, increased exploration and DD&A expenses and a $9.7 million gain on the sale of the Company's Russian joint venture in the first quarter 1997.

     Net Income. Net income for the first quarter 1998 decreased $9.9 million or 86% to $1.7 million compared to $11.6 million in 1997. A 16% and 8% increase in gas and oil volumes, respectively, offset by 18% and 27% decreases in gas and oil prices, respectively, resulted in a $2.0 million decrease in oil and gas production revenues for the first quarter 1998. A $9.7 million gain on the sale of the Company's Russian joint venture in the first quarter 1997 and increases in exploration expenses and DD&A associated with increased production volumes in the first quarter 1998 contributed to a $15.8 million decrease in income from operations.

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

     Cash Flow. The Company's net cash provided by operating activities increased $2.6 million or 18% to $17.3 million in the first quarter 1998 compared to $14.6 million in 1997. Higher exploration expenses and reduced receipts for oil and gas revenues were offset by lower production taxes, increased accounts payable resulting from increased operating activity, and decreased accounts receivable primarily due to reduced prices for oil and gas sales. Also, in the first quarter of 1997 the Company made a cash payment of approximately $1.6 million in satisfaction of liabilities previously accrued by the Company under its SAR plan compared to a corresponding payment of $351,000 in the first quarter 1998.

     Net cash used in investing activities in the first quarter 1998 increased $12.8 million or 209% to $18.9 million compared to $6.1 million in 1997. This increase was primarily due to a $5.9 million increase in capital expenditures for the Company's drilling programs in 1998 and $ 5.6 million in cash received from the sale of the Company's Russian joint venture in the first quarter 1997. Total first quarter 1998 capital expenditures, including acquisitions of oil and gas properties, were $19.3 million compared to $13.7 million in 1997.

     The Company was able to apply the majority of the proceeds from the sales of oil and gas properties in 1997 and 1996 to acquisitions of oil and gas properties in 1997 allowing tax-free exchanges of these properties for income tax purposes. In a tax-free exchange of properties the tax basis of the sold property carries over to the new property. Gains or losses for tax purposes are recognized by amortization of the tax basis of the new property throughout its remaining life or when the new property is sold or abandoned.

     Net cash used by financing activities was $1.8 million in the first quarter 1998 resulting from net repayments of long-term debt and payments of dividends to shareholders compared to net cash provided by financing activities of $15.3 million in the first quarter 1997. The Company received $51.2 million from the sale of common stock and had a net reduction of borrowings of $35.7 million in the first quarter of 1997. The Company increased its quarterly dividend 25% to $.05 per share effective with the quarterly dividend declared in January 1997 and paid in February 1997.

     The Company had $3.8 million in cash and cash equivalents and working capital of $1.0 million as of March 31, 1998 compared to $7.1 million of cash and cash equivalents and working capital of $9.6 million at December 31, 1997. The reduction in cash and cash equivalents is primarily the result of decreased cash receipts for oil and gas sales due to price declines, payments for capital expenditures, property acquisitions and exploration expenses and reduction of long-term debt. Working capital decreased due to the reduction in cash and cash equivalents, decreased accounts receivable, primarily for oil and gas sales due to price declines, and increased accounts payable and accrued expenses resulting from increased drilling activity.

     Credit Facility. On April 1, 1996, the Company amended and restated its credit facility with two banks to provide a collateralized three-year revolving loan facility which thereafter converts at the Company's option to a five-year term loan. The amount that may be borrowed from time to time will depend upon the value of the Company's oil and gas properties and other assets. The Company's borrowing base, which is redetermined annually, was increased from $40 million to $60 million in February 1997 and further increased in May 1998 to $115 million based on increases in the Company's estimated net proved reserves in 1996 and 1997. Outstanding revolving loan balances under the Company's credit facility, which were $14.0 million and $14.5 million at March 31, 1998 and December 31, 1997, respectively, accrue interest at rates determined by the Company's debt to total capitalization ratio. During the revolving period of the loan, loan balances accrue interest at the Company's option of either the banks' prime rate or LIBOR plus 1/2% when the Company's debt to total capitalization is less than 30%, up to a maximum of either the banks' prime rate plus 1/8% or LIBOR plus 1-1/4% when the Company's debt to total capitalization ratio exceeds 50%. The credit facility is collateralized by a mortgage of substantially all of the Company's domestic oil and gas properties. The credit facility provides for, among other things, covenants limiting additional recourse indebtedness of the Company, investments or disposition of assets by the Company and certain restrictions on the payment of cash dividends to shareholders.

     Panterra, in which the Company has a 74% general partnership ownership interest, has a separate credit facility with a $27.0 million borrowing base as of January 1, 1998, and $10.0 million and $11.0 million outstanding as of March 31, 1998 and December 31, 1997, respectively. In June 1997, Panterra entered into a credit agreement replacing a previous agreement which was due March 31, 1999. The new credit agreement includes a two-year revolving period converting to a five-year amortizing loan on June 30, 1999. During the revolving period of the loan, loan balances accrue interest at Panterra's option of either the bank's prime rate or LIBOR plus 3/4% when the Partnership's debt to partners' capital ratio is less than 30%, up to a maximum of either the bank's prime rate or LIBOR plus 1-1/4% when the Partnership's debt to partners' capital ratio is greater than 100%. The Company intends to use the available credit under the Panterra credit facility to fund a portion of its 1998 capital expenditures in the Williston Basin.

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

     In 1998, the Company has budgeted approximately $94.0 million for capital and exploration expenditures with $56.0 allocated for ongoing domestic exploration and development in its core operating areas, $20.0 million for niche acquisitions of producing properties and $18.0 million for large-target, higher-risk domestic exploration and development.

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

     The Company, through a subsidiary, owns 9.9 million shares or 37% of Summo Minerals Corporation, a North American copper mining company focusing on finding late exploration stage, low to medium sized copper deposits in the United States amenable to the SX-EW extraction process. In May 1997, the Company entered into an agreement to receive a 55% interest in Summo's Lisbon Valley Copper Project (the "Project") in return for the Company contributing $4.0 million in cash, all of its outstanding stock in Summo, and $8.6 million in letters of credit to a single purpose company, Lisbon Valley Mining Company LLC, formed to own and operate the Project. Summo will contribute the property, all project permits and contracts, $3.2 million in cash, and a commitment for $45.0 million of senior debt financing in return for a 45% interest in the new company. The agreement is subject to certain conditions, including final resolution of regulatory approvals and project financing. Summo has completed tests of the ground water quality to address concerns raised on appeal during the permitting process. The results of these tests support the original conclusions and recommendations made by the Bureau of Land Management when the Project was initially approved. A decision from the Interior Board of Land Appeals is expected in mid 1998. The Company has agreed to provide interim financing of up to $2.7 million for the Project in the form of a loan to Summo due in June 1999. As of March 31, 1998, $2.3 million was outstanding under this loan. Additional amounts totaling $209,000 have been advanced to Summo under this loan since March 31, 1998. Any principal and interest amounts outstanding are convertible into shares of Summo common stock anytime after June 30, 1998 at the option of the Company. Upon capitalization of the new company the outstanding loan principal shall constitute a capital contribution in partial satisfaction of the Company's capital commitments set out in the May 1997 agreement. Future development and financial success of the Project are largely dependent on the market price of copper, which is determined in world markets and is subject to significant fluctuations. Management believes the long-term outlook for copper prices is favorable and plans to continue providing interim financing during 1998 until Summo receives final regulatory approval and copper prices recover adequately to justify construction using permanent financing. There can be no assurance that the Company will realize a return on its investment in Summo or the Project.

     In February 1997, the Company sold its Russian joint venture to KMOC. The Company received approximately $5.6 million in cash consideration before transaction costs, KMOC common stock valued at approximately $1.9 million, and a receivable in a form equivalent to a retained production payment of approximately $10.1 million plus interest at 10% per annum from the limited liability company formed to hold the Russian joint venture interest. The Company's receivable is collateralized by the partnership interest sold. The Company has the right, subject to certain conditions, to require KMOC to purchase the Company's receivable from the net proceeds of an initial public offering of KMOC common stock or alternatively, the Company may elect to convert all or a portion of its receivable into KMOC common stock immediately prior to an initial public offering of KMOC common stock.

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

     The Company has conducted a review of its computer systems and has determined that the computer system used by Panterra will need to be replaced in order to properly utilize dates beyond December 31, 1999. Panterra has initiated a review of available replacement systems and believes conversion to a suitable, Year 2000 compliant system can be completed, tested and operational before December 31, 1999 at a cost that is not expected to have a material effect on the Company's results of operations. If replacement of the Panterra system is not completed timely, the Year 2000 Issue could have a significant impact on the operations of Panterra. The Company presently believes that other less significant systems can be upgraded to mitigate the Year 2000 Issue with modifications to existing software or conversions to new software. Modifications or conversions to new software for the less significant systems, if not completed timely, would have neither a material impact on the operations of the Company nor on its results of operations.

     The Company has initiated formal communications with its significant suppliers and purchasers and transporters of oil and natural gas to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issues. There can be no guarantee that the systems of these third parties will be converted timely, or that a failure to convert by another company would not have a material adverse effect on the Company.

Accounting Matters

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which requires a dual presentation of basic and diluted earnings per share. The Company adopted SFAS No. 128 effective December 31, 1997. Under SFAS No. 128 basic net income per share of common stock is calculated by dividing net income by the weighted average of common shares outstanding during each year, and diluted net income per common share of common stock is calculated by dividing net income by the weighted average of common shares and other dilutive securities.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," effective for financial statements for fiscal years beginning after December 15, 1997. The Statement establishes standards for reporting and display of comprehensive income and its components in financial statements. The adoption of this statement will not have a material impact on the Company's financial statements.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective for financial statements for fiscal years beginning after December 15, 1997. The Statement requires companies to report certain information about operating segments in their financial statements and certain information about their products and services, the geographic areas in which they operate and their major customers. The Company is currently reviewing the effects of the disclosure requirements of the Statement.

     In February 1998, The FASB issued SFAS No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits," effective for fiscal years beginning after December 15, 1997. The Statement standardizes the disclosure requirements for pensions and other postretirement benefits to provide information that is more comparable and concise. The Company is currently reviewing the effects of the disclosure requirements of the Statement.

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

PART II.  OTHER INFORMATION

Item 6.         Exhibits and Reports on Form 8-K

                (a)     Exhibits

                        Exhibit             Description
                           27.5             Financial Data Schedule

                (b) There were no reports on Form 8-K filed during the quarter ended March 31, 1998.

                                   SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               St. Mary Land & Exploration Company


May 13, 1997                   By  /s/ MARK A. HELLERSTEIN
                                   -------------------------
                                   Mark A. Hellerstein
                                   President and Chief Executive Officer


May 13, 1997                   By  /s/ DAVID L. HENRY
                                   -------------------------
                                   David L. Henry
                                   Vice President - Finance and
                                   Chief Financial Officer


May 13, 1997                   By  /s/ RICHARD C. NORRIS
                                   -------------------------
                                   Richard C. Norris
                                   Vice President - Accounting and
                                   Administration and Chief Accounting Officer