Form 10-Q
period 1998-06-30
ST MARY LAND & EXPLORATION CO
filed 1998-08-12
CIK 893538

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------


                                    FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 1998


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


As of August 10, 1998, the registrant had 10,992,447 shares of Common Stock, $.01 par value, outstanding.

                       ST. MARY LAND & EXPLORATION COMPANY


                                      INDEX


Part I.   FINANCIAL INFORMATION                                            PAGE

          Item 1.   Financial Statements (Unaudited)

                    Consolidated Balance
                    Sheets - June 30, 1998 and
                    December 31, 1997 ....................................... 3

                    Consolidated Statements of
                    Income - Three Months Ended
                    June 30, 1998 and 1997: Six Months
                    Ended June 30, 1998 and 1997 ............................ 4

                    Consolidated Statements of
                    Cash Flows - Six Months Ended
                    June 30, 1998 and 1997 .................................. 5

                    Notes to Consolidated Financial
                    Statements - June 30, 1998 .............................. 7


          Item 2.   Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations .......................................... 11


Part II.  OTHER INFORMATION

          Item 4.   Submission of Matters to a Vote of Security Holders .... 22


          Item 6.   Exhibits and Reports on Form 8-K ....................... 22

                    Exhibits
                    --------

                    Exhibit 3.3       Certificate of Amendment to Certificate
                                         of Incorporation
                    Exhibit 27.6      Financial Data Schedule
                    Exhibit 10.52     Credit Agreement dated June 30, 1998

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

              ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                      (In thousands, except share amounts)

                                     ASSETS

                                                                            June 30,          December 31,
                                                                         --------------      --------------
                                                                              1998                1997
                                                                         --------------      --------------

Current assets:
   Cash and cash equivalents                                              $      4,537        $      7,112
   Accounts receivable                                                          17,315              24,320
   Prepaid expenses and other                                                      532                 480
                                                                         --------------      --------------
      Total current assets                                                      22,384              31,912
                                                                         --------------      --------------

Property and equipment (successful efforts method), at cost:
   Proved oil and gas properties                                               269,638             246,468
   Unproved oil and gas properties, net of impairment
      allowance of $3,184 in 1998 and $3,032 in 1997                            30,737              28,615
   Other                                                                         3,531               3,386
                                                                         --------------      --------------
                                                                               303,906             278,469
   Less accumulated depletion, depreciation, amortization and impairment      (132,919)           (120,988)
                                                                         --------------      --------------
                                                                               170,987             157,481
                                                                         --------------      --------------
Other assets:
   Khanty Mansiysk Oil Corporation receivable and stock                         12,003              12,003
   Summo Minerals Corporation  investment and receivable                         6,686               6,691
   Other assets                                                                  3,789               2,943
                                                                         --------------      --------------
                                                                                22,478              21,637
                                                                         --------------      --------------
                                                                          $    215,849        $    211,030
                                                                         ==============      ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                                  $     18,434        $     21,943
   Current portion of stock appreciation rights                                    358                 351
                                                                         --------------      --------------
      Total current liabilities                                                 18,792              22,294
                                                                         --------------      --------------

Long-term liabilities:
   Long-term debt                                                               26,615              22,607
   Deferred income taxes                                                        17,999              16,589
   Stock appreciation rights                                                       691                 989
   Other noncurrent liabilities                                                  1,083                 619
                                                                         --------------      --------------
                                                                                46,388              40,804
                                                                         --------------      --------------
Commitments and contingencies

Stockholders' equity:
   Common stock, $.01 par value: authorized  - 50,000,000 shares in 1998 and
      15,000,000 shares in 1997; issued and outstanding - 10,984,023
      shares in 1998 and 10,980,423 shares in 1997                                 110                 110
   Additional paid-in capital                                                   67,589              67,494
   Retained earnings                                                            82,970              80,328
                                                                         --------------      --------------
      Total stockholders' equity                                               150,669             147,932
                                                                         --------------      --------------
                                                                          $    215,849        $    211,030
                                                                         ==============      ==============


                   The accompanying notes are an integral part of these consolidated financial statements.

              ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    (In thousands, except per share amounts)

                                                       For the Three Months Ended        For the Six Months Ended
                                                                June 30,                         June 30,
                                                      ----------------------------     ----------------------------
                                                          1998            1997             1998            1997
                                                      ------------    ------------     ------------    ------------
Operating revenues:
   Oil and gas production                              $   20,233      $   15,302       $   39,258      $   36,332
   Gain on sale of Russian joint venture                      -               -                -             9,691
   Gain (loss) on sale of proved properties                   (14)          4,182              (14)          4,214
   Other revenues                                              88             353              202             461
                                                      ------------    ------------     ------------    ------------
      Total operating revenues                             20,307          19,837           39,446          50,698
                                                      ------------    ------------     ------------    ------------

Operating expenses:
   Oil and gas production                                   4,173           3,123            8,116           7,101
   Depletion, depreciation and amortization                 6,503           4,021           11,880           8,018
   Impairment of proved properties                          1,077             516            1,445             516
   Exploration                                              3,052           1,630            6,473           3,019
   Abandonment and impairment of unproved properties          312             332              615             482
   General and administrative                               1,477           1,547            4,424           4,568
   Loss in equity investees                                   510             109              571              22
   Other                                                       57              71               92              36
                                                      ------------    ------------     ------------    ------------
      Total operating expenses                             17,161          11,349           33,616          23,762
                                                      ------------    ------------     ------------    ------------

Income from operations                                      3,146           8,488            5,830          26,936

Nonoperating income and (expense):
   Interest income                                            371             289              526             467
   Interest expense                                          (360)           (143)            (754)           (725)
                                                      ------------    ------------     ------------    ------------

Income before income taxes                                  3,157           8,634            5,602          26,678
Income tax expense                                          1,121           3,041            1,896           9,490
                                                      ------------    ------------     ------------    ------------

Income from continuing operations                           2,036           5,593            3,706          17,188
Gain on sale of discontinued operations, net of taxes          34             296               34             296
                                                      ------------    ------------     ------------    ------------

Net income                                             $    2,070      $    5,889       $    3,740      $   17,484
                                                      ============    ============     ============    ============

Basic earnings per common share:
   Income from continuing operations                   $      .19      $      .51       $      .34      $     1.68
   Gain on sale of discontinued operations                     -              .03               -              .03
                                                      ============    ============     ============    ============
Basic net income per common share                      $      .19      $      .54       $      .34      $     1.71
                                                      ============    ============     ============    ============

Diluted earnings per common share:
   Income from continuing operations                   $      .18      $      .51       $      .33      $     1.66
   Gain on sale of discontinued operations                     -              .03               -              .03
                                                      ============    ============     ============    ============
Diluted net income per common share                    $      .18      $      .54       $      .33      $     1.69
                                                      ============    ============     ============    ============

Basic weighted average common shares outstanding           10,984          10,945           10,984          10,255
                                                      ============    ============     ============    ============
Diluted weighted average common shares outstanding         11,079          11,054           11,102          10,352
                                                      ============    ============     ============    ============

Cash dividend declared per share                       $     0.05      $     0.05       $     0.10      $     0.10
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

              ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)


                                                                                For the Six Months Ended
                                                                                        June 30,
                                                                            --------------------------------
                                                                                1998                1997
                                                                            ------------        ------------
Reconciliation of net income to net cash provided by operating activities:
      Net income                                                             $    3,740          $   17,484
      Adjustments to reconcile net income to net
            cash provided by operating activities:
         Gain on sale of Russian joint venture                                      -                (9,691)
         Loss (gain) on sale of proved properties                                    14              (4,214)
         Depletion, depreciation and amortization                                11,880               8,018
         Impairment of proved properties                                          1,445                 516
         Exploration                                                              2,945                (341)
         Abandonment and impairment of unproved properties                          615                 482
         Loss in equity investees                                                   571                  22
         Deferred income taxes                                                    1,410               8,435
         Other                                                                      239                 256
                                                                            ------------        ------------
                                                                                 22,859              20,967
      Changes in current assets and liabilities:
         Accounts receivable                                                      7,081               1,453
         Prepaid expenses and other                                                (986)                253
         Accounts payable and accrued expenses                                   (1,600)              2,552
         Stock appreciation rights                                                    7              (1,567)
                                                                            ------------        ------------
      Net cash provided by operating activities                                  27,361              23,658
                                                                            ------------        ------------
      Cash flows from investing activities:
         Proceeds from sale of oil and gas properties                                59               7,144
         Capital expenditures                                                   (29,391)            (23,688)
         Acquisition of oil and gas properties                                   (2,026)             (7,386)
         Sale of Russian joint venture                                              -                 5,608
         Investment in and loans to Summo Minerals Corporation                     (566)               (251)
         Receipts from restricted cash                                              -                 7,854
         Deposits to restricted cash                                                -                (6,551)
         Other                                                                     (922)               (164)
                                                                            ------------        ------------
      Net cash used in investing activities                                     (32,846)            (17,434)
                                                                            ------------        ------------
      Cash flows from financing activities:
         Proceeds from long-term debt                                            24,395               4,975
         Repayment of long-term debt                                            (20,387)            (41,149)
         Proceeds from sale of common stock, net of offering costs                  -                51,190
         Dividends paid                                                          (1,098)               (985)
         Other                                                                      -                    (9)
                                                                            ------------        ------------
      Net cash provided by financing activities                                   2,910              14,022
                                                                            ------------        ------------

      Net (decrease) increase in cash and cash equivalents                       (2,575)             20,246
      Cash and cash equivalents at beginning of period                            7,112               3,338
                                                                            ------------        ------------
      Cash and cash equivalents at end of period                             $    4,537          $   23,584
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

              ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   (Continued)


Supplemental   schedule  of  additional   cash  flow   information  and  noncash
activities:

                                                   For the Six Months Ended
                                                           June 30,
                                                   1998                1997
                                               ------------        ------------
                                                         (In thousands)

Cash paid for interest                               $ 771               $ 936

Cash paid for income taxes                             444                 809

Cash paid for exploration expenses                   6,425               2,541

Interest income included in restricted cash              -                  32






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


                                  June 30, 1998


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

The Company accounts for its 37% ownership interest in Summo Minerals Corporation ("Summo") under the equity method of accounting. For the six months ended June 30, 1998, the Company recorded a loss of $571,000 as its equity in the losses of Summo. In May 1997, the Company entered into an agreement to receive a 55% interest in Summo's Lisbon Valley Copper Project (the "Project") in return for the Company contributing $4,000,000 in cash, all of its outstanding stock in Summo, and $8,600,000 in letters of credit to a single purpose company, Lisbon Valley Mining Company LLC, formed to own and operate the Project. Summo will contribute the property, all project permits and contracts,

$3,200,000 in cash, and a commitment for $45,000,000 of senior debt financing in return for a 45% interest in the new company. The agreement is subject to certain conditions, including final resolution of regulatory approvals and project financing. Summo has completed tests of the ground water quality to address concerns raised on appeal during the permitting process. The results of these tests support the original conclusions and recommendations made by the Bureau of Land Management when the Project was initially approved. A decision from the Interior Board of Land Appeals is expected before the end of 1998. The Company has agreed to provide interim financing of up to $2,950,000 for the Project in the form of a loan to Summo due in June 1999. Interest accrues on the amounts outstanding at the prime rate plus 1%. As of June 30, 1998, $2,647,000 was outstanding under this loan. Additional amounts totaling $48,000 have been advanced to Summo under this loan since June 30, 1998. At the Company's option, any principal and interest amounts outstanding are convertible into shares of Summo common stock anytime after December 31, 1998, at a conversion price equal to the weighted average trading price of Summo's common shares for the twenty trading days leading up to and including December 31, 1998. Upon capitalization of the new company the outstanding loan principal shall constitute a capital contribution in partial satisfaction of the Company's capital commitments set out in the May 1997 agreement, and any accrued interest on the loan shall be forgiven. Although current copper prices are not sufficient to warrant development of the Project at this time, management believes the long-term outlook for copper prices is favorable and plans to continue providing interim financing during 1998 until Summo receives regulatory approval and copper prices recover adequately to justify construction using permanent financing. There can be no assurance that the Company will realize a return on its investment in Summo or the Project.

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

In June 1998, the Company's shareholders approved an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock from 15,000,000 to 50,000,000.

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

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company is currently reviewing the effects this Statement will have on the financial statements in relation to the Company's hedging activities.

Note 5 - Earnings per Share

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share," which requires a dual presentation of basic and diluted earnings per share. The Company adopted SFAS No. 128 effective December 31, 1997. Under SFAS No. 128 basic net income per share of common stock is calculated by dividing net income by the weighted average of common shares outstanding during each period, and diluted net income per common share of stock is calculated by dividing net income by the weighted average of outstanding common shares and other dilutive securities. Dilutive securities of the Company consist entirely of outstanding options to purchase the Company's common stock. The outstanding dilutive securities for the three-month periods ended June 30, 1998 and 1997 were 95,255 and 108,421, respectively, and the outstanding dilutive securities for the six-month periods ended June 30, 1998 and 1997 were 118,861 and 97,361, respectively. All net income of the Company is available to common stockholders. The adoption of SFAS No. 128 had no effect on diluted net income per share compared to fully diluted net income per share as reported for the six months ended June 30, 1997. Restated diluted net income per share for the three months ended June 30, 1997 was $0.54 compared to fully diluted net income per share of $0.53 as reported. Restated basic net income per share for the six months ended June 30, 1997 was $1.71 compared to primary net income per share of $1.69 as reported. Restated basic net income per share for the three months ended June 30, 1997 was $0.54 compared to primary net income per share of $0.53 as reported.

Note 6 - Income Taxes

Federal income tax expense for 1998 and 1997 differs from the amount that would be provided by applying the statutory U.S. Federal income tax rate to income before income taxes primarily due to Section 29 credits and percentage depletion in 1998 and the effect of state income taxes partially offset by Section 29 tax credits and percentage depletion in 1997.

Note 7 - Long-Term Debt and Notes Payable

On June 30, 1998, the Company entered into a new long-term revolving credit agreement that replaced the agreement dated March 1, 1993 and amended in April 1996. The new credit agreement specifies a maximum loan amount of $200,000,000 and has an initial aggregate borrowing base of $115,000,000. The lender may periodically re-determine the aggregate borrowing base. The initial accepted borrowing base is $40,000,000. The credit agreement has a maturity date of December 31, 2005, and includes a revolving period that matures on December 31, 2000. The Company can elect to allocate up to 50% of available borrowings to a short-term tranche due in 364 days. The Company must comply with certain covenants including maintenance of stockholders' equity at a specified level and limitations on additional indebtedness. As of June 30, 1998 $19,200,000 was outstanding under this credit agreement.

Effective June 30, 1998, interest on borrowings during the revolving period and commitment fees on the unused portion of the accepted borrowing base are calculated as follows:


INTEREST RATES:

Debt to Capitalization Ratio                       Interest Rate
----------------------------                       -------------

Less than 0.3 to 1.0                 The Company's option of (a) LIBOR + 0.50%
                                        or (b) the higher of the Federal Funds
                                        Rate + 0.5% or the Prime Rate
Greater than or equal to 0.3 to      The Company's option of (a) LIBOR + 0.75%
   1.0 but less than 0.4 to 1.0         or (b) the higher of the Federal Funds
                                        Rate + 0.5% or the Prime Rate
Greater than or equal to 0.4 to      The Company's option of (a) LIBOR + 1.00%
   1.0 but less than 0.5 to 1.0         or (b) the higher of the Federal Funds
                                        Rate + 0.5% or the Prime Rate
Greater than or equal to             The Company's option of (a) LIBOR + 1.25%
   0.5 to 1.0                           or (b) the higher of the Federal Funds
                                        Rate + 0.625% or the Prime Rate + 0.125%

COMMITMENT FEES:

  Debt to Capitalization Ratio         Short-Term Tranche    Long-Term Tranche
  ----------------------------         ------------------    -----------------
  Less than 0.5 to 1.0                       0.125%                0.25%
  Greater than or equal to 0.5 to 1.0        0.375%                0.50%

At June 30, 1998, the Company's debt to capitalization ratio as defined under the credit agreement was 0.18 to 1.0.

Panterra, in which the Company has a 74% general partnership ownership interest, has a separate credit facility with a $25,000,000 borrowing base as of July 1, 1998, and $10,000,000 and $11,000,000 outstanding as of June 30, 1998 and
December 31, 1997, respectively. In June 1997, Panterra entered into a credit agreement replacing a previous agreement, which was due March 31, 1999. The new credit agreement includes a two-year revolving period converting to a five-year amortizing loan on June 30, 1999. During the revolving period of the loan, loan balances accrue interest at Panterra's option of either the bank's prime rate or LIBOR plus 3/4% when the Partnership's debt to partners' capital ratio is less than 30%, up to a maximum of either the bank's prime rate or LIBOR plus 1-1/4% when the Partnership's debt to partners' capital ratio is greater than 100%.

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

St. Mary has two principal equity investments, Summo Minerals Corporation ("Summo"), a North American copper mining company of which the Company owns 37%, and until early 1997, the Company's Russian joint venture. The Company accounts for its investments in Summo and the Russian joint venture under the equity method and includes its share of the income or loss from these entities in its consolidated results of operations. Effective February 12, 1997, the Company sold its Russian joint venture.

The Company receives significant royalty income from its south Louisiana fee lands. Management believes the Company's royalty income may increase in 1998 with the completion of the St. Mary Land & Exploration No. 3 well at South Horseshoe Bayou in January 1998 which followed the completion of the discovery well in the prospect in February 1997 and its subsequent recompletion in April 1998. The Company owns a 25% working interest and royalty interests between approximately 19% and 22% in this field for combined net revenue interests of between approximately 37% and 40%, depending on the depth of production. The Company and the lessees have identified several geologic objectives for testing in future years.

During 1995, 1996 and 1997 the Company acquired proved oil and gas properties for a total of $56.4 million. The results of operations include these acquisitions and the subsequent development of the properties. In December 1995, the Company acquired two different interests in the Box Church Field in its ArkLaTex region for $2.2 million and several additional interests in 1996 for $580,000. Development of the field has occurred with the drilling and completion of three wells in 1996 and eleven wells in 1997. In the first half of 1998 the Company completed two of the three wells in progress at year-end 1997. Two of the five wells anticipated to be drilled in 1998 to complete the development of the field were in progress as of June 30, 1998. The Company purchased a 90% interest in the producing properties of Siete Oil & Gas Corporation for $10.0 million in June 1996 and completed a series of follow-on acquisitions of smaller interests in these properties totaling $5.8 million during 1996, 1997 and the first two quarters of 1998. These properties are located in the Permian Basin of New Mexico and west Texas. The successful implementation of a secondary recovery plan during the first half of 1998 was completed as part of the Company's plan to further develop these properties. Management expects to acquire additional interests in the Siete properties as they become available. In May 1997, the Company acquired an 85% working interest in certain Louisiana properties of Henry Production Company for $3.8 million. In November 1997, the Company acquired the interests of Conoco, Inc. in the Southwest Mayfield area in Oklahoma for $20.3 million. Management anticipates drilling several wells in 1998 to test the geologic ideas identified at the time of acquisition of this field, one such well was in progress at June 30, 1998. During the second quarter of 1998, the Company entered into an exploration and development joint venture in east Texas, which included the acquisition of interests in existing properties for $521,000. Several smaller acquisitions were also completed during 1997 and 1996 totaling $560,000 and $2.8 million, respectively.

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

The Company seeks to protect its rate of return on acquisitions of producing properties by hedging up to the first 24 months of an acquisition's production at prices approximately equal to those used in the Company's acquisition evaluation and pricing model. The Company also periodically uses hedging contracts to hedge or otherwise reduce the impact of oil and gas price fluctuations on production. The Company's strategy is to ensure certain minimum levels of operating cash flow and to take advantage of windows of favorable commodity prices. The Company generally limits its aggregate hedge position to no more than 50% of its total production. The Company seeks to minimize basis risk and indexes the majority of its oil hedges to NYMEX prices and the majority of its gas hedges to various regional index prices associated with pipelines in proximity to the Company's areas of gas production. The Company has hedged approximately 3.2 million MMBtu of its remaining 1998 gas production at an average fixed price of $2.20 per MMBtu. The Company has also purchased options resulting in price collars and price floors on 840,000 MMBtu of the Company's remaining 1998 gas production with price ceilings between $2.65 and $2.80 per MMBtu and price floors between $1.95 and $2.00 per MMBtu. All of the Company's existing oil hedges matured during the second quarter of 1998. The company has not hedged any of its remaining 1998 oil production as of June 30, 1998.

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

Results of Operations

The following table sets forth selected operating and financial information for the Company:

                                                     Three Months                        Six Months
                                                    Ended June 30,                     Ended June 30,
                                             ----------------------------       ----------------------------
                                                 1998            1997               1998            1997
                                             ------------    ------------       ------------    ------------
                                                             (In thousands, except BOE data)
Oil and gas production
 Revenues:
    Working interests                         $   17,862      $   13,323         $   34,872      $   31,834
    Louisiana royalties                            2,371           1,979              4,386           4,498
                                             ============    ============       ============    ============
        Total                                 $   20,233      $   15,302         $   39,258      $   36,332
                                             ============    ============       ============    ============

Net production:
   Oil (MBbls)                                       370             276                692             572
   Gas (MMcf)                                      7,255           5,529             13,614          10,999
                                             ============    ============       ============    ============
   MBOE                                            1,579           1,197              2,961           2,405
                                             ============    ============       ============    ============

Average sales price (1):
   Oil (per Bbl)                              $    13.55      $    18.91         $    14.18      $    19.67
   Gas (per Mcf)                                    2.10            1.82               2.16            2.28

Oil and gas production costs:
   Lease operating expense                    $    3,118      $    2,339         $    5,959      $    4,762
   Production taxes                                1,055             784              2,157           2,339
                                             ============    ============       ============    ============
      Total                                   $    4,173      $    3,123         $    8,116      $    7,101
                                             ============    ============       ============    ============

Additional per BOE data:
   Sales price                                $    12.81      $    12.78         $    13.26      $    15.10
   Lease operating expense                          1.97            1.95               2.01            1.98
   Production taxes                                  .67             .65                .73             .97
                                             ------------    ------------       ------------    ------------
      Operating margin                        $    10.17      $    10.18         $    10.52      $    12.15
   Depreciation, depletion and
      amortization                            $     4.12      $     3.36         $     4.01      $     3.33
   Impairment of proved
      properties                                     .68             .43                .49             .21
   General and administrative                        .94            1.29               1.49            1.90

----------
(1)      Includes the effects of the Company's hedging activities.

Oil and Gas Production Revenues. Oil and gas production revenues increased $4.9 million, or 32% to $20.2 million for the second quarter 1998 compared to $15.3 million for the second quarter 1997. Oil production volumes increased 34% and gas production volumes increased 31% for the second quarter 1998 compared to 1997. Average net daily production reached 17.4 MBOE in the second quarter 1998 compared to 13.2 MBOE in the comparable quarter of 1997. This production increase resulted from new properties acquired and drilled during the past year. Major acquisitions included the Southwest Mayfield properties purchased from Conoco, the acquisition of Louisiana properties from Henry Production Company, and the additional interests purchased in the Siete properties. Successful drilling results in the Box Church Field in Texas, the Haynesville Field in Louisiana and in the Company's Oklahoma drilling program also contributed to the second quarter 1998 production increase. Also contributing to the second quarter 1998 production increase were gas balancing adjustments and other non-recurring adjustments which increased average daily production for the quarter by 1.1MBOE. The average realized oil price for the second quarter 1998 decreased 28% to $13.55 per Bbl, while realized gas prices increased 15% to $2.10 per Mcf, from their respective 1997 levels.

Oil and gas production revenue increased $2.9 million, or 8% to $39.2 million for the six months ended June 30, 1998 compared to $36.3 million in 1997. Oil production volumes increased 21% and gas production volumes increased 24% for the first six months of 1998 compared with the comparable 1997 period. Average net daily production was 16.4 MBOE for the six months ended June 30, 1998 compared to 13.3 MBOE in 1997. This production increase resulted from new properties acquired and drilled during the past year, including the acquisition of the Southwest Mayfield properties in Oklahoma and the Louisiana properties purchased from Henry Production Company. Successful drilling results in the Box Church Field in Texas, the South Horseshoe Bayou and Haynesville fields in Louisiana and the Company's Oklahoma drilling program contributed to the first half of 1998 production increases. The average oil price for the six months ended June 30, 1998 decreased 28% to $14.18 per barrel, and gas prices decreased 5% to $2.16 per Mcf, from their respective 1997 levels.

The Company hedged 30,000 Bbls of its oil production during the second quarter 1998 at an average NYMEX price of $17.95 per Bbl. The Company purchased options resulting in price collars and price floors on 22,000 Bbls of its second quarter 1998 oil production with a price ceiling of $24.00 per Bbl and a price floor of $20.00 per Bbl. The Company realized a $313,000 increase in oil revenue or $.45 per Bbl for 1998 on these contracts compared to a $219,000 decrease or $.38 per Bbl in 1997. The Company also hedged 2.0 million MMBtu of its second quarter 1998 gas production at an average indexed price of $2.21 per MMBtu and purchased options resulting in price collars and price floors on 1.1 million MMBtu of its second quarter 1998 gas production with price ceilings between $2.55 and $3.00 per MMBtu and price floors between $1.95 and $2.00 per MMBtu. The Company realized a $324,000 increase in gas revenues or $.02 per Mcf for 1998 from hedge contracts compared to a $1.0 million or $.10 per Mcf decrease in 1997.

Oil and Gas Production Costs. Oil and gas production costs consist of lease operating expense and production taxes. Total production costs increased $1.1 million or 34% for the second quarter 1998 from comparable 1997 levels. Higher lease operating expenses were partially offset by lower production taxes on wells drilled in 1998 qualifying for reduced production tax rates. Total oil and gas production costs per BOE increased 1% to $2.64 in 1998 compared to $2.60 per BOE in the second quarter 1997.

Total production costs increased $1.0 million or 14% for the six months ended June 30, 1998 to $8.1 million as a result of new properties acquired and drilled during the past year. However, total production costs per BOE declined 7% to $2.74 for the six months ended June 30, 1998 compared to $2.95 for the six months ended June 30, 1997, primarily due to lower lease operating expenses per BOE from high volume properties such as South Horseshoe Bayou.

Depreciation, Depletion, Amortization and Impairment. Depreciation, depletion and amortization expense ("DD&A") increased $2.5 million, or 62% to $6.5 million in the second quarter 1998 compared with $4.0 million in 1997. DD&A per BOE increased 23% to $4.12 in the second quarter 1998 compared to $3.36 in 1997. This increase resulted from increased production volumes of new properties acquired and drilled in the last half of 1997 and the first half of 1998 with a higher cost basis, and from increased water production at South Horseshoe Bayou and the adverse impact of low oil prices in the Williston Basin. The Company recorded impairments of proved oil and gas properties of $1.1 million in the second quarter 1998 compared with $516,000 in the comparable 1997 period. These second quarter 1998 charges resulted from a high cost marginal well in Oklahoma and another in Louisiana, as well as $580,000 of impairments associated with the Company's properties in the Williston Basin due to low oil prices.

DD&A increased 48% to $11.9 million for the six months ended June 30, 1998 compared with $8.0 million in 1997 because of increased production and reserve declines from low oil prices and water production at South Horseshoe Bayou, and due to higher cost properties in four fields in Oklahoma. DD&A per BOE increased to $4.01 in the six months ended June 30, 1998 compared to $3.33 in 1997. Impairment of producing oil and gas properties was $1.4 million for the six months ended June 30, 1998 compared to $516,000 for the six months ended June 30, 1997, due to marginal wells drilled in Oklahoma and Louisiana and the adverse affects of low oil prices in the Williston Basin.

Abandonment and impairment of unproved properties decreased $20,000 to $312,000 in the second quarter 1998 compared to $332,000 in 1997.

Abandonment and impairment of unproved properties increased $133,000 to $615,000 in the six months ended June 30, 1998 compared to $482,000 in the comparable period in 1997 due to additional lease expirations during the first half of 1998.

Exploration. Exploration expense increased $1.4 million or 87% to $3.1 million for the second quarter 1998 compared with $1.6 million in 1997 primarily as a result of three unsuccessful exploratory wells in south Louisiana and Oklahoma.

Exploration expense increased $3.5 million or 114% to $6.5 million for the six months ended June 30, 1998 compared to $3.0 million in 1997 due to six unsuccessful exploratory tests in south Louisiana and Oklahoma and the payment of $795,000 for delay rentals in the Company's Atchafalaya prospect area in the six months ended June 30, 1998 compared with 1997.

General and Administrative. General and administrative expenses declined $70,000 or 5% to $1.5 million for the second quarter 1998 as compared to 1997. Increased compensation and rent expenses were offset by declines in charitable contributions, insurance and general corporate expenses.

General and administrative expenses decreased $144,000 or 3% to $4.4 million for the six months ended June 30, 1998 compared to $4.6 million in 1997. Increased compensation and rent expenses were offset by declines in charitable contributions, insurance and general corporate expenses and increases in overhead reimbursements from outside interest owners in properties operated by the Company.

Other operating expenses consist of legal expenses in connection with ongoing oil and gas activities and oversight of the Company's mining investments. This expense decreased $13,000 to $58,000 in the second quarter 1998 compared with the second quarter 1997.

Other operating expenses increased $56,000 to $92,000 in the first half of 1998 compared to the comparable 1997 period, primarily due to legal expenses in 1998 associated with the pending litigation that seeks to recover damages from the drilling contractor for the St. Mary Land & Exploration No. 1 well at South Horseshoe Bayou, and due to the benefit of a non-recurring insurance recovery of $68,000 in 1997.

Equity in Income of Russian Joint Venture. The Company accounted for its investment in the Russian joint venture under the equity method and included its share of income from the venture in its results of operations up to the point of sale. Therefore no equity in the net income of the Russian joint venture was recorded in 1998 compared to $203,000 recorded in 1997. As discussed under Outlook, the Company sold this investment in February 1997 resulting in a partial year of equity income recorded in 1997.

Equity in Loss of Summo Minerals Corporation. The Company accounts for its investment in Summo under the equity method and includes its share of Summo's income or loss in its results of operations. The Company's equity in the net loss of Summo was $509,000 in the second quarter 1998 and $110,000 in 1997. This increase is primarily due to the $447,000 impact of Summo's decision to write-off its investment in its Cashin and Champion properties.

The Company's equity in the net loss of Summo was $571,000 for the six months ended June 30, 1998 compared to $209,000 in 1997, primarily due to Summo's decision to write-off its investment in its Cashin and Champion properties in the second quarter 1998.

Non-Operating Income and Expense. Interest income increased $83,000 or 29% to $372,000 for the second quarter 1998 from $289,000 for the second quarter 1997 due to $312,000 of interest income resulting from a favorable gas balancing decision by the Oklahoma Supreme Court. Interest expense increased $218,000 or 152% to $361,000 for the second quarter 1998 compared to $143,000 in the 1997 period due to increased borrowings under the Company's and Panterra's credit facilities in 1998. Debt under the Company's credit facility had been repaid in the first quarter 1997 with the proceeds from the sale of the Company's common stock in February 1997.

Interest income increased $59,000 or 13% to $526,000 in the six month period ended June 30, 1998 compared to $467,000 for the comparable 1997 period due to $312,000 of interest income from the favorable gas balancing decision in 1998. Interest was earned in the six-month period ended June 30, 1997 on funds available from the sale of the Company's common stock. Interest expense for the six months ended June 30, 1998 increased $29,000 or 4% to $754,000 compared to $725,000 for 1997 due to borrowings under Panterra's and the Company's credit facilities.

Income Taxes. Income tax expense was $1.1 million in the second quarter 1998 and $3.0 million in 1997, resulting in effective tax rates of 35.5% and 35.2%, respectively. This reduced expense reflects lower net income from operations before income taxes for 1998 due to lower oil prices, increased exploration and DD&A expenses and a $4.2 million pre-tax gain on the sale of non-core properties in south Texas in the second quarter 1997.

Income tax expense decreased $7.6 million to $1.9 million for the six months ended June 30, 1998, primarily resulting from lower oil and gas prices, increased exploration expense and DD&A expenses in 1998, and the $9.7 million and $4.2 million gains on the sales of the Company's Russian joint venture and non-core properties, respectively, in 1997. The effective tax rate for the six months ended June 30, 1998 decreased to 33.8% compared to 35.6% in the 1997 period.

Net Income. Net income for the second quarter 1998 decreased $3.8 million or 65% to $2.1 million compared to $5.9 million in 1997. Increases of 31% and 34% in gas and oil volumes, respectively, partially offset by a 28% decrease in oil prices resulted in a $4.9 million increase in oil and gas production revenues for the second quarter 1998. A $4.2 million gain on the sale of non-core properties in the second quarter 1997, increases in exploration expenses and DD&A associated with increased production volumes and impairments of producing properties in the second quarter 1998, contributed to a $3.6 million decrease in income from continuing operations.

Net income for the six months ended June 30, 1998 decreased $13.7 million to $3.7 million compared to $17.5 million in 1997. This decrease resulted from increased oil and gas production, offset by lower oil and gas prices and increases in exploration expense, DD&A and impairments of producing properties in 1998, and from the $9.7 million gain on the sale of the Company's interest in the Russian joint venture and the $4.2 million gain on the sale of the Company's non-core south Texas properties in 1997.

Liquidity and Capital Resources

The Company's primary sources of liquidity are the cash provided by operating activities, debt financing and access to the capital markets. The Company's cash needs are for the acquisition, exploration and development of oil and gas properties and for the payment of debt obligations, trade payables, stockholder dividends and for the repurchase of the Company's common stock. The company generally finances its exploration and development programs from internally generated cash flow, bank debt and cash and cash equivalents on hand. The Company continually reviews its capital expenditure budget based on changes in cash flow and other factors.

Cash Flow. The Company's net cash provided by operating activities increased $3.7 million or 16% to $27.4 million in the six months ended June 30, 1998 compared to $23.7 million in 1997. Increased receipts for oil and gas revenues due to higher production volumes, despite reduced oil and gas prices, were offset by increased payments for lease operating expenses and significantly higher payments related to exploration expenses. Also, in the first half of 1997 the Company made a cash payment of approximately $1.6 million in satisfaction of liabilities previously accrued by the Company under its SAR plan compared to a corresponding payment of $351,000 in the first half 1998.

Net cash used in investing activities in the six months ended June 30, 1998 increased $15.4 million or 88% to $32.8 million compared to $17.4 million in 1997. This increase was primarily due to a $5.7 million increase in capital expenditures for the Company's drilling programs in 1998, a $5.4 million decrease in acquisition expenditures in 1998, $ 5.6 million in cash received from the sale of the Company's Russian joint venture in the first quarter 1997 and $7.1 million received in 1997 from the sale of oil and gas properties. Total first half 1998 capital expenditures, including acquisitions of oil and gas properties, were $31.4 million compared to $31.1 million in 1997.

The Company was able to apply the majority of the proceeds from the sales of oil and gas properties in 1997 to acquisitions of oil and gas properties in 1997 allowing tax-free exchanges of these properties for income tax purposes. In a tax-free exchange of properties the tax basis of the sold property carries over to the new property. Gains or losses for tax purposes are recognized by amortization of the tax basis of the new property throughout its remaining life or when the new property is sold or abandoned.

Net cash provided by financing activities was $2.9 million in the six month period ended June 30, 1998 resulting from net borrowing of long-term debt and payments of dividends to shareholders compared to net cash provided by financing activities of $14.0 million in the comparable 1997 period. The Company received $51.2 million from the sale of common stock and had a net reduction of borrowings of $35.7 million in the first quarter of 1997. The Company increased its quarterly dividend 25% to $.05 per share effective with the quarterly dividend declared in January 1997 and paid in February 1997.

The Company had $4.5 million in cash and cash equivalents and working capital of $3.6 million as of June 30, 1998 compared to $7.1 million of cash and cash equivalents and working capital of $9.6 million at December 31, 1997. The reduction in cash and cash equivalents is primarily the result of payments for capital expenditures, property acquisitions and exploration expenses, and to reduce debt levels. Working capital decreased due to the reduction in cash and cash equivalents and decreased accounts receivable, primarily for oil and gas sales due to price declines, offset by a smaller decrease in accounts payable and accrued expenses resulting from drilling activity.

Credit Facility. On June 30, 1998, the Company entered into a new long-term revolving credit agreement replacing its credit facility dated March 1, 1993 and amended April 1, 1996. The new credit facility provides a maximum loan amount of $200.0 million. The amount that may be borrowed from time to time will depend upon the value of the Company's oil and gas properties and other assets. The Company's borrowing base, which is redetermined annually, was increased from $40.0 million to $60.0 million in February 1997 and further increased in May 1998 to $115.0 million based on increases in the Company's estimated net proved reserves in 1996 and 1997. The initial accepted borrowing base is $40.0 million. The maturity date of the new credit agreement is December 31, 2005, which includes a revolving period maturing on December 31, 2000. The Company may elect to allocate up to 50% of the available borrowings to a short-term tranche due in 364 days. Outstanding revolving loan balances under the Company's credit facility, which were $19.2 million and $14.5 million at June 30, 1998 and December 31, 1997, respectively, accrue interest at rates determined by the Company's debt to total capitalization ratio. During the revolving period of the loan, loan balances accrue interest at the Company's option of either (a) the higher of the banks' prime rate or the Federal Funds Rate plus 1/2% or (b) LIBOR plus 1/2% when the Company's debt to total capitalization is less than 30%, up to a maximum of the Company's option of either (a) the higher of the banks' prime rate plus 1/8% or the Federal Funds Rate plus 5/8% or (b) LIBOR plus 1-1/4% when the Company's debt to total capitalization ratio is equal to or exceeds 50%. The credit facility provides for, among other things, covenants requiring maintenance of stockholders' equity at a specified level and limits on additional indebtedness of the Company.

Panterra, in which the Company has a 74% general partnership ownership interest, has a separate credit facility with a $25.0 million borrowing base as of July 1, 1998, and $10.0 million and $11.0 million outstanding as of June 30, 1998 and December 31, 1997, respectively. In June 1997, Panterra entered into a credit agreement replacing a previous agreement, which was due March 31, 1999. The new credit agreement includes a two-year revolving period converting to a five-year amortizing loan on June 30, 1999. During the revolving period of the loan, loan balances accrue interest at Panterra's option of either the bank's prime rate or LIBOR plus 3/4% when the Partnership's debt to partners' capital ratio is less than 30%, up to a maximum of either the bank's prime rate or LIBOR plus 1-1/4% when the Partnership's debt to partners' capital ratio is greater than 100%. The Company intends to use the available credit under the Panterra credit facility to fund a portion of its 1998 capital expenditures in the Williston Basin.

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

In June 1998, the Company's shareholders approved an increase in the number of authorized shares of the Company's common stock from 15 million to 50 million shares.

In August 1998, the Company's Board of Directors authorized a stock repurchase program whereby the Company may purchase from time-to-time, in open market purchases or negotiated sales, up to one million shares of its common stock. Management anticipates that such purchases of shares by the Company may commence at any time and will be funded with internal cash flow and borrowings under the Company's credit facility.

Outlook. The Company believes that its existing capital resources, cash flow from operations and available borrowings are sufficient to meet its anticipated capital and operating requirements for 1998.

The Company has reduced its 1998 capital budget by approximately $11.0 million to a revised total of approximately $83.0 million. The reduction reflects a reallocation of capital to the Company's stock repurchase program as well as a response to lower oil prices and drilling results. Reductions of $3.0 million arise from postponement of new drilling activities in the Williston Basin due to low oil prices; $4.0 million due to suspension, pending further evaluation, of a previously scheduled second deep test at the Company's Atchafalaya prospect; and $4.0 million from re-balancing of the drilling program in the Anadarko Basin to emphasize less costly and lower risk prospects.

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

The Company continuously evaluates opportunities in the marketplace for oil and gas properties and, accordingly, may be a buyer or a seller of properties at various times.

The Company has added several new prospects to its pipeline of large target exploration ideas and expects to commence the drilling of three significant tests by the first quarter of 1999 at its Patterson, Stallion and South Horseshoe Bayou projects in South Louisiana.

Volatile industry conditions and several exploration disappointments early in the year are combining to make 1998 a particularly challenging year for the Company as it consolidates the rapid growth in reserves and production achieved during the past several years. Modest continued growth in production volumes is expected during the balance of the year as the Company's Atchafalaya discovery is brought online in August and additional wells in the Mid-Continent and ArkLaTex regions are completed

The St. Mary Land & Exploration No. 3 (40 percent net revenue interest) at South Horseshoe Bayou was completed in January 1998 in the 17,300-foot sand and has experienced increasing water production since early June. Cumulative gross production to date totals approximately 6.6 BCF of gas and 47,000 barrels of condensate (approximately 2.6 BCF of gas and 18,800 barrels of condensate net to the Company). Through early August 1998 the well has continued to produce approximately 34 MMCF of gas and 200 barrels of condensate per day. However, water production has continued to increase and presently exceeds 900 barrels per day. The cause of this water production is unknown and the well's production trends are being closely monitored.

The net proved reserves assigned to the 17,300-foot sand in the No. 3 well at year-end 1997 were 33.1 BCF of gas and 177,000 barrels of condensate. Although to date the water production has not adversely affected the well's productive capacity, the ultimate impact on the Company's production and reserves at South Horseshoe Bayou can not be determined at this time. Should water production continue to increase substantially, the No. 3 well's future production and recoverable reserves could be materially impaired.

The Company's depreciation, depletion and amortization rate per BOE is expected to be somewhat higher than historical amounts as the Atchafalaya production comes online beginning in August 1998.

In May 1997, the Company entered into an agreement to receive a 55% interest in Summo's Lisbon Valley Copper Project (the "Project") in return for the Company contributing $4.0 million in cash, all of its outstanding stock in Summo, and $8.6 million in letters of credit for development of the Project. The Company has agreed to provide interim financing of up to $2.95 million for the Project in the form of a loan to Summo due in June 1999. As of June 30, 1998, $2.65 million was outstanding under this loan. Additional amounts totaling $48,000 have been advanced to Summo under this loan since June 30, 1998. Any principal and interest amounts outstanding are convertible into shares of Summo common stock anytime after December 31, 1998 at the option of the Company. Upon capitalization of the Project, the outstanding loan principal shall constitute a capital contribution in partial satisfaction of the Company's capital commitments set out in the May 1997 agreement. Future development and financial success of the Project are largely dependent on the market price of copper, which is determined in world markets and is subject to significant fluctuations. Although current copper prices are not sufficient to warrant development of the Project at this time, management believes the long-term outlook for copper prices is favorable and plans to continue providing interim financing during 1998 until Summo receives final regulatory approval and copper prices recover adequately to justify construction using permanent financing. There can be no assurance that the Company will realize a return on its investment in Summo or the Project.

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

The Company has conducted a review of its computer systems and has determined that the computer system used by Panterra will need to be replaced in order to properly utilize dates beyond December 31, 1999. Panterra, after a review of available replacement systems, is in contract negotiations to license a suitable Year 2000 compliant system, and believes conversion can be completed, tested and operational before December 31, 1999 at a cost that is not expected to have a material effect on the Company's results of operations. If replacement of the Panterra system is not completed timely, the Year 2000 Issue could have a significant impact on the operations of Panterra. The Company presently believes that other less significant systems can be upgraded to mitigate the Year 2000 Issue with modifications to existing software or conversions to new software. Modifications or conversions to new software for the less significant systems, if not completed timely, would have neither a material impact on the operations of the Company nor on its results of operations.

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

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company is currently reviewing the effects this Statement will have on the financial statements in relation to the Company's hedging activities.

Effects of Inflation and Changing Prices

The Company's results of operations and cash flow are affected by changing oil and gas prices. Within the United States inflation has had a minimal effect on the Company. The Company cannot predict the extent of any such effect. If oil and gas prices increase, there could be a corresponding increase in the cost to the Company for drilling and related services, although offset by an increase in revenues. Should oil and gas prices increase, the cost of acquisitions of producing properties will increase, which could limit the Company's ability to acquire properties that meet the Company's criteria.

During the first half of 1998 the Company experienced an increase in the cost to the Company for drilling and related services resulting from shortages in available drilling rigs, drilling and technical personnel, supplies and services. However, since mid-year service costs appear to have stabilized or begun to decline. If shortages persist, there could be continued increases in the cost to the Company of exploration, drilling and production of oil and gas.

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

          At the Company's annual stockholders' meeting on June 3, 1998, the shareholders approved management's current slate of directors, approved the St. Mary Land & Exploration Company Employee Stock Purchase Plan (adopted September 18, 1997 and previously submitted as
          Exhibit 10.50), and approved an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock from 15,000,000 to 50,000,000.

Item 6.   Exhibits and Reports on Form 8-K

              (a)     Exhibits

                      Exhibit           Description
                      -------           -----------

                       3.3              Certificate of Amendment to Certificate
                                           of Incorporation
                       27.6             Financial Data Schedule
                       10.52            Credit Agreement dated June 30, 1998

              (b) There were no reports on Form 8-K filed during the quarter ended June 30, 1998.

                                   SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   St. Mary Land & Exploration Company



August 12, 1998                    By  /s/ MARK A. HELLERSTEIN
                                       ---------------------------
                                       Mark A. Hellerstein
                                       President and Chief Executive Officer


August 12, 1998                    By /s/ DAVID L. HENRY
                                      ----------------------------
                                      David L. Henry
                                      Vice President - Finance and
                                      Chief Financial Officer


August 12, 1998                    By  /s/ RICHARD C. NORRIS
                                       ---------------------------
                                       Richard C. Norris
                                       Vice President - Accounting and
                                       Administration and Chief Accounting
                                       Officer