Form 10-Q
period 1998-09-30
ST MARY LAND & EXPLORATION CO
filed 1998-11-12
CIK 893538

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------


                                    FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 1998


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


As of November 9, 1998, the registrant had 10,844,647 shares of Common Stock, $.01 par value, outstanding.

================================================================================

                       ST. MARY LAND & EXPLORATION COMPANY


                                      INDEX


Part I.   FINANCIAL INFORMATION                                            PAGE

          Item 1.  Financial Statements (Unaudited)

                   Consolidated Balance
                   Sheets - September 30, 1998 and
                   December 31, 1997 .......................................  3

                   Consolidated Statements of
                   Income - Three Months Ended
                   September 30, 1998 and 1997: Nine Months
                   Ended September 30, 1998 and 1997 .......................  4

                   Consolidated Statements of
                   Cash Flows - Nine Months Ended
                   September 30, 1998 and 1997 .............................  5

                   Notes to Consolidated Financial
                   Statements - September 30, 1998 .........................  7


          Item 2.  Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operations ........................................... 12


Part II.  OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K ........................ 24

                   Exhibits

                   Exhibit 27.7     Financial Data Schedule

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

              ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                      (In thousands, except share amounts)

                                     ASSETS

                                                                                  September 30,       December 31,
                                                                                 --------------      --------------
                                                                                      1998                1997
                                                                                 --------------      --------------

Current assets:
     Cash and cash equivalents                                                    $      3,109        $      7,112
     Accounts receivable                                                                18,492              24,320
     Prepaid expenses and other                                                          1,123                 480
                                                                                 --------------      --------------
          Total current assets                                                          22,724              31,912
                                                                                 --------------      --------------

Property and equipment (successful efforts method), at cost:
     Proved oil and gas properties                                                     275,911             246,468
     Unproved oil and gas properties, net of impairment
     allowance of $5,168 in 1998 and $3,032 in 1997                                     25,825              28,615
     Other                                                                               3,735               3,386
                                                                                 --------------      --------------
                                                                                       305,471             278,469
     Less accumulated depletion, depreciation, amortization and impairment            (138,540)           (120,988)
                                                                                 --------------      --------------
                                                                                       166,931             157,481
                                                                                 --------------      --------------
Other assets:
     Khanty Mansiysk Oil Corporation receivable and stock                                6,839              12,003
     Summo Minerals Corporation  investment and receivable                               6,781               6,691
     Other assets                                                                        3,449               2,943
                                                                                 --------------      --------------
                                                                                        17,069              21,637
                                                                                 --------------      --------------
                                                                                  $    206,724        $    211,030
                                                                                 ==============      ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses                                        $     17,371        $     21,943
     Current portion of stock appreciation rights                                          358                 351
                                                                                 --------------      --------------
          Total current liabilities                                                     17,729              22,294
                                                                                 --------------      --------------

Long-term liabilities:
     Long-term debt                                                                     32,615              22,607
     Deferred income taxes                                                              14,496              16,589
     Stock appreciation rights                                                             696                 989
     Other noncurrent liabilities                                                        1,093                 619
                                                                                 --------------      --------------
                                                                                        48,900              40,804
                                                                                 --------------      --------------
Commitments and contingencies

Stockholders' equity:
     Common stock, $.01 par value: authorized  - 50,000,000 shares in 1998 and
          15,000,000 shares in 1997; issued and outstanding - 10,992,447
          shares in 1998 and 10,980,423 shares in 1997                                     110                 110
     Additional paid-in capital                                                         67,761              67,494
     Treasury stock - 147,800 shares, at cost in 1998                                   (2,469)                  -
     Retained earnings                                                                  74,693              80,328
                                                                                 --------------      --------------
          Total stockholders' equity                                                   140,095             147,932
                                                                                 --------------      --------------
                                                                                  $    206,724        $    211,030
                                                                                 ==============      ==============

                   The accompanying notes are an integral part of these consolidated financial statements.

              ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    (In thousands, except per share amounts)

                                                         For the Three Months Ended     For the Nine Months Ended
                                                                September 30,                 September 30,
                                                         --------------------------     -------------------------
                                                            1998            1997           1998           1997
                                                         ----------      ----------     ----------     ----------
Operating revenues:
     Oil and gas production                               $ 16,645        $ 17,693       $ 55,903       $ 54,025
     Gain (loss) on sale of Russian joint venture                -             (20)             -          9,671
     Gain (loss) on sale of proved properties                    -               6            (14)         4,220
     Other revenues                                             69             809            271          1,270
                                                         ----------      ----------     ----------     ----------
          Total operating revenues                          16,714          18,488         56,160         69,186
                                                         ----------      ----------     ----------     ----------

Operating expenses:
     Oil and gas production                                  4,463           3,941         12,579         11,042
     Depletion, depreciation and amortization                5,627           4,035         17,507         12,053
     Impairment of proved properties                         6,772             288          8,217            804
     Exploration                                             2,924             988          9,397          4,007
     Abandonment and impairment of unproved properties       2,462           1,359          3,077          1,841
     General and administrative                              1,245           1,481          5,669          6,049
     Writedown of Russian convertible receivable             4,553               -          4,553              -
     Loss (income) in equity investees                          41             275            612            297
     Other                                                      13              69            105            105
                                                         ----------      ----------     ----------     ----------
          Total operating expenses                          28,100          12,436         61,716         36,198
                                                         ----------      ----------     ----------     ----------

Income from operations                                     (11,386)          6,052         (5,556)        32,988

Nonoperating income and (expense):
     Interest income                                            50             369            576            836
     Interest expense                                         (375)           (134)        (1,129)          (859)
                                                         ----------      ----------     ----------     ----------

Income (loss) before income taxes                          (11,711)          6,287         (6,109)        32,965
Income tax expense (benefit)                                (3,984)          2,228         (2,088)        11,718
                                                         ----------      ----------     ----------     ----------

Income (loss) from continuing operations                    (7,727)          4,059         (4,021)        21,247
Gain on sale of discontinued operations, net of taxes            -               -             34            296
                                                         ----------      ----------     ----------     ----------

Net income (loss)                                         $ (7,727)       $  4,059       $ (3,987)      $ 21,543
                                                         ==========      ==========     ==========     ==========

Basic earnings per common share:
     Income (loss) from continuing operations             $   (.71)       $    .37       $   (.37)      $   2.02
     Gain on sale of discontinued operations                     -               -              -            .03
                                                         ==========      ==========     ==========     ==========
Basic net income (loss) per common share                  $   (.71)       $    .37       $   (.37)      $   2.05
                                                         ==========      ==========     ==========     ==========

Diluted earnings per common share:
     Income (loss) from continuing operations             $   (.71)       $    .36       $   (.37)      $   2.00
     Gain on sale of discontinued operations                     -               -              -            .03
                                                         ==========      ==========     ==========     ==========
Diluted net income (loss) per common share                $   (.71)       $    .36       $   (.37)      $   2.03
                                                         ==========      ==========     ==========     ==========

Basic weighted average common shares outstanding            10,937          10,980         10,968         10,499
                                                         ==========      ==========     ==========     ==========
Diluted weighted average common shares outstanding          10,937          11,125         10,968         10,614
                                                         ==========      ==========     ==========     ==========

Cash dividend declared per share                          $   0.05        $   0.05       $   0.15       $   0.15
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

              ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                                  For the Nine Months Ended
                                                                                        September 30,
                                                                                  -------------------------
                                                                                     1998           1997
                                                                                  ----------     ----------
Reconciliation of net income to net cash provided by operating activities:
  Net income                                                                       $ (3,987)      $ 21,543
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Gain on sale of Russian joint venture                                               -         (9,671)
      Writedown of Russian convertible receivable                                     4,553              -
      Loss (gain) on sale of proved properties                                           14         (4,220)
      Depletion, depreciation and amortization                                       17,507         12,053
      Impairment of proved properties                                                 8,217            804
      Exploration                                                                     4,510           (164)
      Abandonment and impairment of unproved properties                               3,077          1,841
      Loss in equity investees                                                          612            297
      Deferred income taxes                                                          (2,094)        10,493
      Other                                                                             256            228
                                                                                  ----------     ----------
                                                                                     32,665         33,204
  Changes in current assets and liabilities:
      Accounts receivable                                                             5,882         (1,198)
      Prepaid expenses and other                                                     (1,419)         3,890
      Accounts payable and accrued expenses                                            (663)           (98)
      Stock appreciation rights                                                           7         (1,567)
                                                                                  ----------     ----------
Net cash provided by operating activities                                            36,472         34,231
                                                                                  ----------     ----------
Cash flows from investing activities:
      Proceeds from sale of oil and gas properties                                       75          7,542
      Capital expenditures                                                          (43,294)       (38,374)
      Acquisition of oil and gas properties                                          (2,132)        (7,446)
      Sale of Russian joint venture                                                      75          5,608
      Investment in and loans to Summo Minerals Corporation                            (703)        (1,583)
      Receipts from restricted cash                                                       -          7,996
      Deposits to restricted cash                                                         -         (6,572)
      Other                                                                            (560)          (285)
                                                                                  ----------     ----------
Net cash used in investing activities                                               (46,539)       (33,114)
                                                                                  ----------     ----------
Cash flows from financing activities:
      Proceeds from long-term debt                                                   40,996          5,346
      Repayment of long-term debt                                                   (30,987)       (41,149)
      Proceeds from sale of common stock, net of offering costs                         173         51,650
      Repurchase of common stock                                                     (2,470)             -
      Dividends paid                                                                 (1,648)        (1,534)
      Other                                                                               -             (2)
                                                                                  ----------     ----------
Net cash (used) provided by financing activities                                      6,064         14,311
                                                                                  ----------     ----------
Net (decrease) increase in cash and cash equivalents                                 (4,003)        15,428
Cash and cash equivalents at beginning of period                                      7,112          3,338
                                                                                  ----------     ----------
Cash and cash equivalents at end of period                                         $  3,109       $ 18,766
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

              ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   (Continued)


Supplemental   schedule  of  additional   cash  flow   information  and  noncash
activities:

                                                     For the Nine Months Ended
                                                           September 30,
                                                     -------------------------
                                                        1998           1997
                                                     ----------     ----------
                                                          (In thousands)

Cash paid for interest                                $  1,077       $  1,027

Cash paid for income taxes                                 490          2,164

Cash paid for exploration expenses                       9,231          3,568

Interest income included in restricted cash                  -             53


In February 1997, the Company sold its interest in the Russian joint venture for $17,609,000, receiving $5,608,000 of cash, $1,869,000 of Khanty Mansiysk Oil Corporation common stock, and a $10,134,000 receivable in a form equivalent to a retained production payment.


                   The accompanying notes are an integral part
                  of these consolidtated financial statements.

              ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


                               September 30, 1998


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

Note 2 - Investments

The Company, through subsidiaries, owned an 18% interest in a venture that is developing the Chernogorskoye oil field in western Siberia (the "Russian joint venture"). The Company accounted for its investment in the Russian joint venture under the equity method of accounting. In February 1997, the Company sold its interest in the Russian joint venture to Khanty Mansiysk Oil Corporation ("KMOC"), formerly known as Ural Petroleum Corporation. In accordance with the Acquisition Agreement, the Company received cash consideration of $5,608,000 before transaction costs, KMOC common stock valued at $1,869,000, and a receivable in a form equivalent to a retained production payment of $10,134,000 plus interest at 10% per annum from the limited liability company formed to hold the Russian joint venture interest. The Company's receivable is collateralized by the partnership interest sold. The Company has the right, subject to certain conditions, to require KMOC to purchase the Company's receivable from the net proceeds of an initial public offering of KMOC common stock or alternatively, the Company may elect to convert all or a portion of its receivable into KMOC common stock immediately prior to an initial public offering of KMOC common stock. The Company recorded a gain on the sale of the Russian joint venture interest of $9,671,000. The Company's equity in income for the Russian joint venture for 1997 through the date of sale was $203,000. Uncertain economic conditions in Russia and lower oil prices have affected the carrying value of the convertible receivable. As a result, the Company has reduced the carrying amount of the receivable to its minimum conversion value, incurring a charge to operations of $4,553,000 in the quarter ended September 30, 1998.

The Company accounts for its 37% ownership interest in Summo Minerals Corporation ("Summo") under the equity method of accounting. For the nine months ended September 30, 1998, the Company recorded a loss of $612,000 as its equity in the losses of Summo. In May 1997, the Company entered into an agreement to receive a 55% interest in Summo's Lisbon Valley Copper Project (the "Project") in return for the Company contributing $4,000,000 in cash, all of its outstanding stock in Summo, and $8,600,000 in letters of credit to a single purpose company, Lisbon Valley Mining Company LLC, formed to own and operate the Project. Summo will contribute the property, all project permits and contracts, $3,200,000 in cash, and a commitment for $45,000,000 of senior debt financing in return for a 45% interest in the new company. The agreement is subject to certain conditions, including project financing. The Company has agreed to provide interim financing of up to $2,950,000 for the Project in the form of a loan to Summo due in June 1999. Interest accrues on the amounts outstanding at the prime rate plus 1%. As of September 30, 1998, $2,784,000 was outstanding under this loan. At the Company's option, any principal and interest amounts outstanding are convertible into shares of Summo common stock anytime after December 31, 1998, at a conversion price equal to the weighted average trading price of Summo's common shares for the twenty trading days leading up to and including December 31, 1998. Upon capitalization of the new company the outstanding loan principal shall constitute a capital contribution in partial satisfaction of the Company's capital commitments set out in the May 1997 agreement, and any accrued interest on the loan shall be forgiven. In September 1998, Summo received final regulatory approval to develop the Project. Future development and financial success of the Project are largely dependent on the market price of copper, which is determined in world markets and is subject to significant fluctuations. Current copper prices have declined to ten-year lows and do not justify construction and development of the Project at this time. However, Management believes that copper prices will recover when international economic conditions improve. The Company has entered into agreements to provide interim financing to the Project through the balance of 1998 and will evaluate the Project's future funding requirements in early 1999. There can be no assurance that the Company will realize a return on its investment in Summo or the Project.

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

In August 1998, the Company's Board of Directors approved a stock repurchase program whereby the Company may purchase from time to time, in open market purchases or negotiated sales, up to one million shares of its common stock. During the third quarter the Company repurchased 147,800 shares of its common stock under the program at a weighted average price of $16.71 per share. Management anticipates that additional purchases of shares by the Company may occur as market conditions warrant. Such purchases will be funded with internal cash flow and borrowings under the Company's credit facility.

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

Note 5 - Earnings per Share

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share," which requires a dual presentation of basic and diluted earnings per share. The Company adopted SFAS No. 128 effective December 31, 1997. Under SFAS No. 128 basic net income per share of common stock is calculated by dividing net income by the weighted average of common shares outstanding during each period, and diluted net income per common share of stock is calculated by dividing net income by the weighted average of outstanding common shares and other dilutive securities. Dilutive securities of the Company consist entirely of outstanding options to purchase the Company's common stock. Because the Company had a loss from continuing operations for the three-month and nine-month periods ended September 30, 1998, the outstanding options were antidilutive and were therefore not included in the earnings per share calculations for these periods. The outstanding dilutive securities for the three-month period ended September 30, 1997 were 145,729, and the outstanding dilutive securities for the nine-month period ended September 30, 1997 were 114,622. All net income of the Company is available to common stockholders. The adoption of SFAS No. 128 had no effect on diluted net income per share compared to fully diluted net income per share as reported for the nine months ended September 30, 1997 or for the three months ended September 30, 1997. Restated basic net income per share for the nine months ended September 30, 1997 was $2.05 compared to primary net income per share of $2.03 as reported. Restated basic net income per share for the three months ended September 30, 1997 was $0.37 compared to primary net income per share of $0.36 as reported.

Note 6 - Income Taxes

Federal income tax benefit for 1998 and expense for1997 differ from the amounts that would be provided by applying the statutory U.S. Federal income tax rate to income or loss before income taxes primarily due to Section 29 credits, percentage depletion in 1998, and the effect of state income taxes.

Note 7 - Long-Term Debt and Notes Payable

On June 30, 1998, the Company entered into a new long-term revolving credit agreement that replaced the agreement dated March 1, 1993 and amended in April 1996. The new credit agreement specifies a maximum loan amount of $200,000,000 and has an initial aggregate borrowing base of $115,000,000. The lender may periodically re-determine the aggregate borrowing base. The initial accepted borrowing base is $40,000,000. The credit agreement has a maturity date of December 31, 2005, and includes a revolving period that matures on December 31, 2000. The Company can elect to allocate up to 50% of available borrowings to a short-term tranche due in 364 days. The Company must comply with certain covenants including maintenance of stockholders' equity at a specified level and limitations on additional indebtedness. As of September 30, 1998 $25,200,000 was outstanding under this credit agreement.

Effective June 30, 1998, interest on borrowings during the revolving period and commitment fees on the unused portion of the accepted borrowing base are calculated as follows:

INTEREST RATES:

Debt to Capitalization Ratio                      Interest Rate
----------------------------                      -------------
Less than 0.3 to 1.0                The Company's option of (a) LIBOR + 0.50%
                                       or (b) the higher of the Federal Funds
                                       Rate + 0.5% or the Prime Rate
Greater than or equal to 0.3 to     The Company's option of (a) LIBOR + 0.75%
  1.0 but less than 0.4 to 1.0         or (b) the higher of the Federal Funds
                                       Rate + 0.5% or the Prime Rate
Greater than or equal to 0.4 to     The Company's option of (a) LIBOR + 1.00%
  1.0 but less than 0.5 to 1.0         or (b) the higher of the Federal Funds
                                       Rate + 0.5% or the Prime Rate
Greater than or equal to            The Company's  option of (a) LIBOR + 1.25%
  0.5 to 1.0                           or (b) the higher of the Federal Funds
                                       Rate + 0. 625% or the Prime Rate + 0.125%

COMMITMENT FEES:

Debt to Capitalization Ratio         Short-Term Tranche   Long-Term Tranche
----------------------------         ------------------   -----------------
Less than 0.5 to 1.0                       0.125%               0.25%
Greater than or equal to 0.5 to 1.0        0.375%               0.50%


At September 30, 1998, the Company's debt to capitalization ratio as defined under the credit agreement was 0.19 to 1.0.

Panterra, in which the Company has a 74% general partnership ownership interest, has a separate credit facility with a $25,000,000 borrowing base as of July 1, 1998, and $10,000,000 and $11,000,000 outstanding as of September 30, 1998 and
December 31, 1997, respectively. In June 1997, Panterra entered into a credit agreement replacing a previous agreement, which was due March 31, 1999. The new credit agreement includes a two-year revolving period converting to a five-year amortizing loan on June 30, 1999. During the revolving period of the loan, loan balances accrue interest at Panterra's option of either the bank's prime rate or LIBOR plus 3/4% when the Partnership's debt to partners' capital ratio is less than 30%, up to a maximum of either the bank's prime rate or LIBOR plus 1-1/4% when the Partnership's debt to partners' capital ratio is greater than 100%.

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

The Company's objective is to build value per share by focusing its resources within selected basins in the United States where management believes established acreage positions, long-standing industry relationships and specialized geotechnical and engineering expertise provide a significant competitive advantage. The Company's ongoing development and exploration programs are complemented by less predictable opportunities to acquire producing properties having significant exploitation potential, to monetize assets at a premium and to repurchase shares at attractive values.

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

The Company's principal equity investment is Summo Minerals Corporation ("Summo"), a North American copper mining company of which the Company owns 37%. Until early 1997, the Company had an equity investment in its Russian joint venture. Effective February 12, 1997, the Company sold its Russian joint venture. The Company accounts for its investments in Summo and the Russian joint venture under the equity method and includes its share of the income or loss from these entities in its consolidated results of operations.

The Company receives significant royalty and working interest income from its south Louisiana fee lands. The Company first participated as a working interest owner in its fee lands with the drilling and completion of a discovery well at South Horseshoe Bayou in February 1997. Subsequently, in April 1998, the discovery well was recompleted. In January 1998, the St. Mary Land & Exploration No. 3 was completed. From February 1997 through September 30, 1998, South Horseshoe Bayou has produced approximately 5.7 Bcf of gas and 43 MBbls of oil, net to the Company's interests. Mechanical problems caused suspension of production from the No. 3 well in August 1998. Management expects the well to be shut-in through the remainder of 1998, pending a recommendation from the operator regarding a procedure to return the well to production or to abandon it. An additional well location to the north of the No. 3 well has been selected for drilling in early 1999. The Company owns a 25% working interest and royalty interests between approximately 19% and 22% in the South Horseshoe Bayou Field for combined net revenue interests of between approximately 37% and 40%, depending on the depth of production. The Company anticipates that a portion of the proved reserves attributed to South Horseshoe Bayou may be reduced or reclassified. The magnitude of any potential reserve adjustments at South Horseshoe Bayou will not be known until early 1999 following completion of the annual review of the Company's reserves by Ryder Scott and Company.

During 1997 and through the first nine months of 1998 the Company acquired proved oil and gas properties for $27.3 million and $2.1 million, respectively.

The results of operations include these acquisitions and the subsequent development of the properties. The Company purchased additional interests in its properties located in the Permian Basin of New Mexico and west Texas from a variety of smaller owners. These purchases totaled $3.1 million and $1.2 million in 1997 and 1998, respectively. In May 1997, the Company acquired an 85% working interest in certain Louisiana properties of Henry Production Company for $3.8 million. In November 1997, the Company acquired the interests of Conoco, Inc. in the Southwest Mayfield area in Oklahoma for $20.6 million. During the second quarter of 1998, the Company entered into an exploration and development joint venture in east Texas, which included the acquisition of interests in existing properties for $510,000. The Company continues to seek acquisitions of producing properties having significant exploitation potential. During the third quarter of 1998 the Company entered into commitments for approximately $5.0 million of acquisitions which are expected to close before year-end 1998.

In February 1997, the Company sold its interest in the Russian joint venture to Khanty Mansiysk Oil Corporation ("KMOC"), formerly known as Ural Petroleum Corporation, for $17.6 million. The Company received $5.6 million in cash before transaction costs, $1.9 million of KMOC common stock and a convertible receivable in a form equivalent to a retained production payment of $10.1 million plus interest at 10% per annum from the limited liability company formed to hold the Russian joint venture interest. Uncertain economic conditions in Russia and lower oil prices have affected the carrying value of the convertible receivable. As a result the Company has reduced the carrying amount of the receivable to its minimum conversion value, incurring a pre-tax charge to operations of $4.6 million in the quarter ending September 30, 1998.

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

The Company seeks to protect its rate of return on acquisitions of producing properties by hedging up to the first 24 months of an acquisition's production at prices approximately equal to those used in the Company's acquisition evaluation and pricing model. The Company also periodically uses hedging contracts to hedge or otherwise reduce the impact of oil and gas price fluctuations on production. The Company's strategy is to ensure certain minimum levels of operating cash flow and to take advantage of windows of favorable commodity prices. The Company generally limits its aggregate hedge position to no more than 50% of its total production. The Company seeks to minimize basis risk and indexes the majority of its oil hedges to NYMEX prices and the majority of its gas hedges to various regional index prices associated with pipelines in proximity to the Company's areas of gas production. The Company has hedged approximately 2.5 million MMBtu of its remaining 1998 gas production at an average fixed price of $2.19 per MMBtu. The Company has also purchased options resulting in price collars and price floors on 590,000 MMBtu of the Company's remaining 1998 gas production with price ceilings between $2.44 and $2.79 per MMBtu and price floors between $2.00 and $2.20 per MMBtu. The Company has hedged 26,640 barrels of its remaining 1998 oil production at an average fixed price of $15.57 per Bbl.

This Quarterly Report on Form 10-Q includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including such matters as future capital, development and exploration expenditures (including the amount and nature thereof), drilling of wells, reserve estimates (including estimates of future net revenues associated with such reserves and the present value of such future net revenues), future production of oil and gas, repayment of debt, business strategies, expansion and growth of the Company's operations, Year 2000 readiness and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, general economic and business conditions, the business opportunities (or lack thereof) that may be presented to and pursued by the Company, changes in laws or regulations, and other factors, many of which are beyond the control of the Company. Readers are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements.

Results of Operations

The following table sets forth selected operating and financial information for the Company:

                                                     Three Months                       Nine Months
                                                  Ended September 30,               Ended September 30,
                                              ---------------------------       ---------------------------
                                                  1998           1997               1998           1997
                                              ------------   ------------       ------------   ------------
                                                        (In thousands, except prices and BOE data)
Oil and gas production
 Revenues:
    Working interests                          $   14,754     $   15,289         $   49,626     $   47,124
    Louisiana royalties                             1,891          2,403              6,277          6,901
                                              ------------   ------------       ------------   ------------
        Total                                  $   16,645     $   17,692         $   55,903     $   54,025
                                              ============   ============       ============   ============

Net production:
   Oil (MBbls)                                        302            287                994            859
   Gas (MMcf)                                       6,280          5,908             19,894         16,908
                                              ------------   ------------       ------------   ------------
   MBOE                                             1,349          1,272              4,310          3,677
                                              ============   ============       ============   ============

Average sales price (1):
   Oil (per Bbl)                               $    11.97     $    18.13         $    13.51     $    19.16
   Gas (per Mcf)                                     2.07           2.11               2.14           2.22


Oil and gas production costs:
   Lease operating expense                     $    3,498     $    2,785         $    9,458     $    7,547
   Production taxes                                   965          1,155              3,121          3,495
                                              ------------   ------------       ------------   ------------
      Total                                    $    4,463     $    3,940         $   12,579     $   11,042
                                              ============   ============       ============   ============

Additional per BOE data:
   Sales price                                 $    12.34     $    13.91         $    12.97     $    14.69
   Lease operating expense                           2.59           2.19               2.19           2.05
   Production taxes                                   .72            .91                .72            .95
                                              ------------   ------------       ------------   ------------
      Operating margin                         $     9.03     $    10.81         $    10.06     $    11.69

   Depreciation, depletion and
      Amortization                             $     4.17     $     3.17         $     4.06     $     3.28
   General and administrative                         .92           1.16               1.32           1.65
----------

(1)      Includes the effects of the Company's hedging activities.

Oil and Gas Production Revenues. Oil and gas production revenues decreased $1.1 million, or 6% to $16.6 million for the third quarter 1998 compared to $17.7 million for the third quarter 1997. Oil production volumes increased 5% and gas production volumes increased 6% for the third quarter 1998 compared to 1997. Average net daily production reached 14.7 MBOE in the third quarter 1998 compared to 13.8 MBOE in the comparable quarter of 1997. This production increase resulted from new properties acquired and drilled during the past year. Major acquisitions included the Southwest Mayfield properties purchased from Conoco, the acquisition of Louisiana properties from Henry Production Company, and the additional interests purchased in the Company's Permian Basin properties. Successful drilling results in the Box Church Field in Texas, the South Horseshoe Bayou and Haynesville Fields in Louisiana and in the Company's Oklahoma drilling program also contributed to the third quarter 1998 production increase. The average realized oil price for the third quarter 1998 decreased 34% to $11.97 per Bbl, and realized gas prices decreased 2% to $2.07 per Mcf, from their respective 1997 levels.

Oil and gas production revenue increased $1.9 million, or 3% to $55.9 million for the nine months ended September 30, 1998 compared to $54.0 million in 1997. Oil production volumes increased 16% and gas production volumes increased 18% for the first nine months of 1998 compared with the comparable 1997 period. Average net daily production was 15.8 MBOE for the nine months ended September 30, 1998 compared to 13.5 MBOE in 1997. This production increase resulted from new properties acquired and drilled during the past year, including the acquisition of the Southwest Mayfield properties in Oklahoma and the Louisiana properties purchased from Henry Production Company. Successful drilling results in the Box Church Field in Texas, the South Horseshoe Bayou and Haynesville fields in Louisiana and the Company's Oklahoma drilling program contributed to the 1998 production increases. The average oil price for the nine months ended September 30, 1998 decreased 29% to $13.51 per barrel, and gas prices decreased 4% to $2.14 per Mcf, from their respective 1997 levels.

The Company did not hedge any of its oil production during the third quarter of 1998. The Company realized a $309,000 increase in oil revenue or $.31 per Bbl for 1998 on earlier hedge contracts compared to a $269,000 decrease or $.31 per Bbl in 1997. The Company hedged approximately 2.8 million MMBtu of its third quarter 1998 gas production at an average fixed price of $2.18 per MMBtu and purchased options resulting in price collars and price floors on 620,000 MMBtu of its third quarter 1998 gas production with price ceilings between $2.65 and $2.80 per MMBtu and price floors between $1.95 and $2.00 per MMBtu. The Company realized a $999,000 increase in gas revenues or $.05 per Mcf for 1998 from hedge contracts compared to a $1.5 million or $.09 per Mcf decrease in 1997.

Oil and Gas Production Costs. Oil and gas production costs consist of lease operating expense, workover costs and production taxes. Total production costs increased $523,000 or 13% for the third quarter 1998 from comparable 1997 levels. Workover costs, including $331,000 for South Horseshoe Bayou, and higher lease operating expenses were partially offset by lower production taxes on wells drilled in 1998 qualifying for reduced production tax rates. Total oil and gas production costs per BOE increased 7% to $3.31 in 1998 compared to $3.10 per BOE in the third quarter 1997.

Total production costs increased $1.5 million or 14% for the nine months ended September 30, 1998 to $12.6 million due to increases in workover projects of $847,000 and new properties acquired and drilled during the past year. However, total production costs per BOE declined 3% to $2.91 for the nine months ended September 30, 1998 compared to $3.00 for the nine months ended September 30, 1997, primarily due to lower lease operating expenses per BOE from high volume properties such as South Horseshoe Bayou.

Depreciation, Depletion, Amortization and Impairment. Depreciation, depletion and amortization expense ("DD&A") increased $1.6 million, or 39% to $5.6 million in the third quarter 1998 compared with $4.0 million in 1997. DD&A per BOE increased 31% to $4.17 in the third quarter 1998 compared to $3.17 in 1997. This increase resulted from increased production volumes of new properties acquired and drilled with a higher cost basis since the last quarter of 1997, increased water production at South Horseshoe Bayou adversely affecting reserve quantities and the adverse impact of low oil prices in the Williston Basin. The Company recorded impairments of proved oil and gas properties of $6.8 million in the third quarter 1998 compared with $288,000 in the comparable 1997 period. These third quarter 1998 charges resulted from one high cost marginal well each in Oklahoma and Louisiana, one development dry hole in Oklahoma and a $6.2 million charge associated with the unsuccessful deep test at the Company's Atchafalaya prospect in south Louisiana.

DD&A increased 45% to $17.5 million for the nine months ended September 30, 1998 compared with $12.1 million in 1997 because of increased production, reserve declines from low oil prices and water production at South Horseshoe Bayou, and higher cost properties in four fields in Oklahoma. DD&A per BOE increased to $4.06 in the nine months ended September 30, 1998 compared to $3.28 in 1997. Impairment of producing oil and gas properties was $8.2 million for the nine months ended September 30, 1998 compared to $804,000 for the nine months ended September 30, 1997, due to the unsuccessful deep test at Atchafalaya, marginal and unsuccessful development wells drilled in Oklahoma, Texas and Louisiana and the adverse effects of low oil prices in the Williston Basin.

Abandonment and impairment of unproved properties increased $1.1 million to $2.5 million in the third quarter 1998 compared to $1.4 million in 1997. This increase was primarily due to a $1.9 million impairment of the carrying value of the undeveloped acreage in the Atchafalaya prospect.

Abandonment and impairment of unproved properties increased $1.2 million to $3.1 million in the nine months ended September 30, 1998 compared to $1.8 million in the comparable period in 1997, primarily due to impairment of Atchafalaya in the third quarter of 1998.

Exploration. Exploration expense increased $1.9 million or 196% to $2.9 million for the third quarter 1998 compared with $989,000 in 1997 primarily as a result of three unsuccessful exploratory wells drilled in Oklahoma.

Exploration expense increased $5.4 million or 135% to $9.4 million for the nine months ended September 30, 1998 compared to $4.0 million in 1997. This increase is due to the drilling of nine unsuccessful exploratory tests in south Louisiana and Oklahoma and the payment of $795,000 for delay rentals in the Company's Atchafalaya prospect area during 1998.

General and Administrative. General and administrative expenses declined $235,000 or 16% to $1.2 million for the third quarter 1998 as compared to 1997. Increased compensation and rent expenses were offset by declines in charitable contributions and increased overhead reimbursements from outside interest owners in Company operated properties.

General and administrative expenses decreased $380,000 or 6% to $5.7 million for the nine months ended September 30, 1998 compared to $6.0 million in 1997. Increased compensation and rent expenses were offset by declines in charitable contributions, insurance and general corporate expenses and increases in overhead reimbursements from outside interest owners in properties operated by the Company.

Other operating expenses consist of legal expenses in connection with ongoing oil and gas activities and oversight of the Company's mining investments. This expense decreased $56,000 to $13,000 in the third quarter 1998 compared with the third quarter 1997.

Other operating expenses remained unchanged at $105,000 for the first nine months of 1998 compared to the comparable 1997 period.

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

Equity in Loss of Summo Minerals Corporation. The Company accounts for its investment in Summo under the equity method and includes its share of Summo's income or loss in its results of operations. The Company's equity in the net loss of Summo was $41,000 in the third quarter 1998 and $275,000 in 1997.

The Company's equity in the net loss of Summo was $612,000 for the nine months ended September 30, 1998 compared to $297,000 in 1997, primarily due to Summo's decision to write-off its investment in its Cashin and Champion properties in the second quarter 1998.

Non-Operating Income and Expense. Interest income decreased $319,000 or 86% to $50,000 for the third quarter 1998 from $369,000 for the third quarter 1997 due to the use of available cash for debt reduction. Interest expense increased $241,000 or 180% to $375,000 for the third quarter 1998 compared to $134,000 in the 1997 period due to increased borrowings under the Company's credit facility in 1998. Debt under the Company's credit facility had been repaid in the first quarter 1997 with the proceeds from the sale of the Company's common stock in February 1997.

Interest income decreased $260,000 or 31% to $576,000 in the nine-month period ended September 30, 1998 compared to $836,000 for the comparable 1997 period. This decrease was due to the Company's use of available cash for debt reduction, partially offset by $312,000 of interest income from a favorable gas balancing decision by the Oklahoma Supreme Court in the second quarter of 1998. Interest was earned in the nine-month period ended September 30, 1997 on funds available from the sale of the Company's common stock. Interest expense for the nine months ended September 30, 1998 increased $270,000 or 31% to $1.1 million compared to $859,000 for 1997 due to borrowings under the Company's credit facility during 1998.

Income Taxes. The Company had an income tax benefit of $4.0 million in the third quarter 1998 compared to income tax expense of $2.2 million in 1997, resulting in effective tax rates of 34% and 35.4%, respectively. This reduced expense reflects lower net income from operations before income taxes for 1998 due to lower oil and gas prices, increased exploration and DD&A expenses, increased impairment of producing properties and the write-down of the carrying value of the Russian convertible receivable.

Income tax expense decreased $13.8 million resulting in an income tax benefit of $2.1 million for the nine months ended September 30, 1998. This decrease primarily resulted from lower oil and gas prices, increased exploration expense and DD&A expenses, increased impairment of producing properties and the write-down of the carrying value of the Russian convertible receivable in 1998. The reduction of income tax expense for the nine months ended September 30, 1998 compared to 1997 was also the result of the $9.7 million and $4.2 million gains on the sales of the Company's Russian joint venture and non-core properties, respectively, in 1997. The effective tax rate for the nine months ended September 30, 1998 decreased to 34.2% compared to 35.5% in the 1997 period.

Net Income. Net income for the third quarter 1998 decreased $11.8 million or 290% to a net loss of $7.7 million compared to net income of $4.1 million in 1997. Increases of 5% and 6% in oil and gas volumes, respectively, offset by 34% and 2% decreases in oil and gas prices, respectfully, resulted in a $1.0 million decrease in oil and gas production revenues for the third quarter 1998. Increases of $1.6 million, $6.5 million and $1.1 million in DD&A, impairments of producing properties and impairments of unproved properties, respectively and the $4.6 million write-down of the Russian convertible receivable, which were partially offset by an income tax benefit of $4.0 million, also contributed to the decrease in net income for the third quarter 1998.

Net income for the nine months ended September 30, 1998 decreased $25.5 million to a net loss of $4.0 million compared to net income of $21.5 million in 1997. This decrease resulted from increased oil and gas production, offset by lower oil and gas prices and increases in exploration expense, DD&A, impairments of producing properties and the write-down of the Russian convertible receivable in

1998. Also contributing to the decrease in net income was the $9.7 million gain on the sale of the Company's interest in the Russian joint venture and the $4.2 million gain on the sale of the Company's non-core south Texas properties in 1997.

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

Cash Flow. The Company's net cash provided by operating activities increased $2.2 million or 7% to $36.5 million in the nine months ended September 30, 1998 compared to $34.2 million in 1997. Increased receipts for oil and gas revenues due to higher production volumes, despite reduced oil and gas prices, were offset by increased payments for lease operating expenses and significantly higher payments related to exploration expenses. Also, in the first nine months of 1997 the Company made a cash payment of approximately $1.6 million in satisfaction of liabilities previously accrued by the Company under its discontinued SAR plan compared to a corresponding payment of $363,000 in the first nine months of 1998.

Net cash used in investing activities in the nine months ended September 30, 1998 increased $13.4 million or 41% to $46.5 million compared to $33.1 million in 1997. This increase was primarily due to a $5.0 million increase in capital expenditures for the Company's drilling programs in 1998, offset by a $5.4 million decrease in acquisition expenditures in 1998, $5.6 million in cash received from the sale of the Company's Russian joint venture in the first quarter 1997 and $7.5 million received in 1997 from the sale of oil and gas properties. Total capital expenditures in the first nine months of 1998, including acquisitions of oil and gas properties, were $45.4 million compared to $45.8 million in 1997.

The Company applied the majority of the proceeds from the sales of oil and gas properties in 1997 to acquisitions of oil and gas properties in 1997 allowing tax-free exchanges of these properties for income tax purposes. In a tax-free exchange of properties the tax basis of the sold property carries over to the new property. Gains or losses for tax purposes are recognized by amortization of the tax basis of the new property throughout its remaining life or when the new property is sold or abandoned.

Net cash provided by financing activities was $6.1 million in the nine month period ended September 30, 1998 resulting from net borrowing of long-term debt of $10.0 million, offset by expenditures of $2.5 million to repurchase shares of the Company's common stock, and payments of dividends to shareholders. This compares to net cash provided by financing activities of $14.0 million in the comparable 1997 period. The Company received $51.2 million from the sale of common stock and had a net reduction of borrowings of $35.7 million in the first quarter of 1997. The Company increased its quarterly dividend 25% to $.05 per share effective with the quarterly dividend declared in January 1997 and paid in February 1997.

The Company had $3.1 million in cash and cash equivalents and working capital of $5.0 million as of September 30, 1998 compared to $7.1 million of cash and cash equivalents and working capital of $9.6 million at December 31, 1997. The reduction in cash and cash equivalents is primarily the result of payments for capital expenditures, property acquisitions and exploration expenses, and to reduce debt levels. Working capital decreased due to the reduction in cash and cash equivalents and decreased accounts receivable, primarily for oil and gas sales due to price declines, offset by a smaller decrease in accounts payable and accrued expenses resulting from drilling activity.

Credit Facility. On June 30, 1998, the Company entered into a new long-term revolving credit agreement replacing its credit facility dated March 1, 1993 and amended April 1, 1996. The new credit facility provides a maximum loan amount of $200.0 million. The amount that may be borrowed from time to time will depend upon the value of the Company's oil and gas properties and other assets. The Company's borrowing base, which is redetermined annually, was increased from $40.0 million to $60.0 million in February 1997 and further increased in May 1998 to $115.0 million based on increases in the Company's estimated net proved reserves in 1996 and 1997. The initial accepted borrowing base is $40.0 million. The maturity date of the new credit agreement is December 31, 2005, which includes a revolving period maturing on December 31, 2000. The Company may elect to allocate up to 50% of the available borrowings to a short-term tranche due in 364 days. Outstanding revolving loan balances under the Company's credit facility, which were $25.2 million and $14.5 million at September 30, 1998 and December 31, 1997, respectively, accrue interest at rates determined by the Company's debt to total capitalization ratio. During the revolving period of the loan, loan balances accrue interest at the Company's option of either (a) the higher of the banks' prime rate or the Federal Funds Rate plus 1/2% or (b) LIBOR plus 1/2% when the Company's debt to total capitalization is less than 30%, up to a maximum of the Company's option of either (a) the higher of the banks' prime rate plus 1/8% or the Federal Funds Rate plus 5/8% or (b) LIBOR plus 1-1/4% when the Company's debt to total capitalization ratio is equal to or exceeds 50%. The credit facility provides for, among other things, covenants requiring maintenance of stockholders' equity at a specified level and limits on additional indebtedness of the Company.

Panterra, in which the Company has a 74% general partnership ownership interest, has a separate credit facility with a $25.0 million borrowing base as of July 1, 1998, and $10.0 million and $11.0 million outstanding as of September 30, 1998 and December 31, 1997, respectively. In September 1997, Panterra entered into a credit agreement replacing a previous agreement, which was due March 31, 1999. The new credit agreement includes a two-year revolving period converting to a five-year amortizing loan on June 30, 1999. During the revolving period of the loan, loan balances accrue interest at Panterra's option of either the bank's prime rate or LIBOR plus 3/4% when the Partnership's debt to partners' capital ratio is less than 30%, up to a maximum of either the bank's prime rate or LIBOR plus 1-1/4% when the Partnership's debt to partners' capital ratio is greater than 100%. The Company intends to use the available credit under the Panterra credit facility to fund its 1998 capital expenditures in the Williston Basin.

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

In August 1998, the Company's Board of Directors authorized a stock repurchase program whereby the Company may purchase from time-to-time, in open market purchases or negotiated sales, up to one million shares of its common stock. The Company has repurchased 147,800 shares of its common stock under the program for $2.5 million, a weighted-average price of $16.71 per share. Management anticipates that additional purchases of shares by the Company may occur as market conditions warrant. Such purchases will be funded with internal cash flow and borrowings under the Company's credit facility.

Outlook. The Company believes that its existing capital resources, cash flow from operations and available borrowings are sufficient to meet its anticipated capital and operating requirements for 1998.

The Company allocates approximately 85% of its capital budget to low to moderate risk exploration, development and acquisition programs in its core operating areas. The remaining approximately 15% of the Company's capital budget is directed to higher risk, large exploration ideas that have the potential to increase the Company's reserves by 25% or more in any single year.

The Company has reduced its 1998 capital budget by approximately $16.5 million to a revised total of approximately $77.5 million. The reduction reflects a reallocation of capital to the Company's stock repurchase program as well as a response to lower oil prices and drilling results. Reductions of $2.1 million arise from postponement of new drilling activities in the Williston Basin due to low oil prices; $5.5 million due to the cancellation of a previously scheduled second deep test at the Company's Atchafalaya prospect and from the postponement of the large target Patterson prospect in south Louisiana to 1999; $4.9 million due to suspension or postponement of capital projects in the Permian Basin and $4.0 million from re-balancing of the drilling program in the Anadarko Basin to emphasize less costly and lower risk prospects. The revised capital budget includes an allocation of $20.0 million for property acquisitions in 1998, of which approximately $2.1 million has been incurred through September 30, 1998.

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

The Company continuously evaluates opportunities in the marketplace for oil and gas properties and, accordingly, may be a buyer or a seller of properties at various times. In October 1998, the Company assembled a package of non-strategic properties for sale consisting of wells in eight fields in the Mid-Continent region. Completion of the sale of these properties is anticipated before year-end 1998. The proceeds from this transaction will be used to reduce the Company's outstanding bank debt in anticipation of re-deploying this capital in the Company's drilling, exploration and acquisition programs in 1999.

The Company has added several prospects to its pipeline of large target exploration ideas and expects to commence the drilling of four significant tests in early 1999 at its Stallion, South Horseshoe Bayou and Edgerly projects in south Louisiana and its Carrier project in east Texas.

Volatile industry conditions and several exploration disappointments early in the year are combining to make 1998 a particularly challenging year for the Company as it consolidates the rapid growth in reserves and production achieved during the past several years. Production volumes, other than South Horseshoe Bayou, are expected to remain at levels comparable to the third quarter during the balance of the year.

The St. Mary Land & Exploration No. 3 (40 percent net revenue interest) at South Horseshoe Bayou was completed in January 1998 in the 17,300-foot sand and experienced increasing water production beginning in early June. Into August 1998 the well continued to produce approximately 34 MMCF of gas and 200 barrels of condensate per day. In August 1998, the well encountered mechanical problems resulting in the need to suspend production pending a recommendation by the operator regarding a procedure to return the well to production or to abandon it. The net proved reserves assigned to the 17,300-foot sand in the No. 3 well at year-end 1997 were 33.1 BCF of gas and 177,000 barrels of condensate. The Company anticipates that a portion of the proven reserves attributable to South Horseshoe Bayou may be reduced or reclassified. The magnitude of any potential reserve adjustments at South Horseshoe Bayou will not be known until early 1999 following completion of the annual review of the Company's reserves by Ryder Scott and Company.

The Company's Atchafalaya discovery began production in August 1998, but production testing indicated a limited reservoir. The Company recompleted the well in an upper zone in November 1998.

In May 1997, the Company entered into an agreement to receive a 55% interest in Summo's Lisbon Valley Copper Project (the "Project") in return for the Company contributing $4.0 million in cash, all of its outstanding stock in Summo, and $8.6 million in letters of credit for development of the Project. The agreement is subject to certain conditions, including project financing. The Company has agreed to provide interim financing of up to $2.95 million for the Project in the form of a loan to Summo due in June 1999. As of September 30, 1998, $2.8 million was outstanding under this loan. Any principal and interest amounts outstanding are convertible into shares of Summo common stock any time after December 31, 1998 at the option of the Company. Upon capitalization of the Project, the outstanding loan principal shall constitute a capital contribution in partial satisfaction of the Company's capital commitments set out in the May 1997 agreement. In September 1998, Summo received final regulatory approval to develop the Project. Future development and financial success of the Project are largely dependent on the market price of copper, which is determined in world markets and is subject to significant fluctuations. Current copper prices have declined to ten-year lows and do not justify construction and development of the Project at this time. However, Management believes that copper prices will recover when international economic conditions improve. The Company has entered into agreements to provide interim financing to the Project through the balance of 1998 and will evaluate the Project's future funding requirements in early 1999. There can be no assurance that the Company will realize a return on its investment in Summo or the Project.

In February  1997,  the  Company  sold its Russian  joint  venture to KMOC.  The
Company received approximately $5.6 million in cash consideration before transaction costs, KMOC common stock valued at approximately $1.9 million and a receivable in a form equivalent to a retained production payment of approximately $10.1 million plus interest at 10% per annum from the limited liability company formed to hold the Russian joint venture interest. The Company's receivable is collateralized by the partnership interest sold. The Company has the right, subject to certain conditions, to require KMOC to purchase the Company's receivable from the net proceeds of an initial public offering of KMOC common stock or alternatively, the Company may elect to convert all or a portion of its receivable into KMOC common stock immediately prior to an initial public offering of KMOC common stock. Uncertain economic conditions in Russia and lower oil prices have affected the carrying value of the convertible receivable. As a result the Company has reduced the carrying amount of the receivable to its minimum conversion value, incurring a charge to operations of $4.6 million in the quarter ending September 30, 1998.

Impact of the Year 2000 Issue. The Year 2000 Issue is the result of computer programs and embedded computer chips being written or manufactured using two digits rather than four, or other methods, to define the applicable year. Computer programs and embedded chips that are date-sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, operate equipment or engage in normal business activities. Failure to correct a material Year 2000 compliance problem could result in an interruption in, or inability to conduct normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, cash flow and financial condition.

The Company's approach to determining and mitigating the impact on the Company of Year 2000 compliance issues is comprised of five phases: i) review and assessment of all internal information technology (IT) systems and significant non-IT systems for Year 2000 compliance; ii) identify and prioritize systems with Year 2000 compliance issues; iii) repair or replace and test non-Year 2000 compliant systems; iv) survey and assess the Year 2000 readiness of the Company's significant vendors, suppliers and purchasers and transporters of oil and natural gas; v) design and implement contingency plans for those systems, if any, that cannot be made Year 2000 compliant before December 31, 1999.

The Company has substantially completed phases i) and ii) and has identified the systems that must be repaired or replaced in order to be Year 2000 compliant. The Company determined that, of its major systems, the software it uses for reservoir engineering, its telephone system, a significant number of the personal computers used by Company personnel and the computer system used by Panterra must be updated or replaced. The telephone system and personal computers have been replaced with Year 2000 compliant hardware and software. The Company anticipates a Year 2000 compliant release of the reservoir engineering system in the fourth quarter of 1998 with implementation and testing to be completed by June 30, 1999. Panterra has licensed a Year 2000 compliant system and is in the process of converting to the new system. The conversion is anticipated to be completed, tested and operational during the first quarter of 1999. The Company presently believes that other less significant systems can be upgraded to mitigate any Year 2000 issues with modifications to existing software or conversions to new software. Modifications or conversions to new software for the less significant systems, if not completed timely, would have neither a material impact on the operations of the Company nor on its results of operations.

The cost to remediate the Company's known Year 2000 compliance issues through repair or replacement and testing of non-compliant systems is not anticipated to have a material affect on the Company's results of operations.

The Company has initiated formal communications with its significant vendors, suppliers and purchasers and transporters of oil and natural gas to determine the extent to which the Company is vulnerable to those third parties' failures to remediate their own Year 2000 issues. The process of collecting information from these third parties is not complete, therefore, management cannot currently predict if third party compliance issues will materially affect the Company's operations. There can be no assurance that the systems of these third parties will be converted timely, or that a failure to remediate Year 2000 compliance issues by another company would not have a material adverse affect on the Company.

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

In September 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," effective for financial statements for fiscal years beginning after December 15, 1997. The Statement establishes standards for reporting and display of comprehensive income and its components in financial statements. The adoption of this statement will not have a material impact on the Company's financial statements.

In September 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective for financial statements for fiscal years beginning after December 15, 1997. The Statement requires companies to report certain information about operating segments in their financial statements and certain information about their products and services, the geographic areas in which they operate and their major customers. The Company is currently reviewing the effects of the disclosure requirements of the Statement.

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

In September 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company is currently reviewing the effects this Statement will have on the financial statements in relation to the Company's hedging activities.

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

During the first half of 1998 the Company experienced an increase in the cost to the Company for drilling and related services resulting from shortages in available drilling rigs, drilling and technical personnel, supplies and services. However, since mid-year service costs have stabilized or begun to decline. If shortages persist, there could be continued increases in the cost to the Company of exploration, drilling and production of oil and gas.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

               Exhibit           Description
               27.7              Financial Data Schedule

         (b) There were no reports on Form 8-K filed during the quarter ended September 30, 1998.

                                   SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    St. Mary Land & Exploration Company



November 11, 1998                   By  /s/ MARK A. HELLERSTEIN
                                        Mark A. Hellerstein
                                        President and Chief Executive Officer


November 11, 1998                   By /s/ DAVID L. HENRY
                                        David L. Henry
                                        Vice President - Finance and
                                        Chief Financial Officer


November 11, 1998                   By  /s/ RICHARD C. NORRIS
                                        Richard C. Norris
                                        Vice President - Accounting and
                                        Administration and Chief Accounting
                                        Officer