Form 10-K405
period 1998-12-31
ST MARY LAND & EXPLORATION CO
filed 1999-03-29
CIK 893538

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

     [ x ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998.

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

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

          Indicate by check mark if disclosure of delinquent  filer  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

          The aggregate market value of 10,599,514 shares of voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 15, 1999 of $18.75 per share as reported on the Nasdaq National Market System, was $198,740,888. Shares of Common Stock held by each director and executive officer and by each person who owns 10% or more of the outstanding Common Stock or who is otherwise believed by the Company to be in a control position have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

          As of March 15, 1999, the Registrant had 10,827,067 shares of Common Stock outstanding.

                       DOCUMENT INCORPORATED BY REFERENCE

          The information required by Part III (Items 10, 11, 12 and 13) is incorporated by reference from Registrant's definitive Proxy Statement relating to its 1999 Annual Meeting of Stockholders.

                                TABLE OF CONTENTS
                                -----------------
ITEM                                                                        PAGE
                                     PART I

ITEM 1 BUSINESS..............................................................  4
            Background.......................................................  4
            Business Strategy................................................  4
            Significant Developments Since December 31, 1997.................  7

ITEM 2. PROPERTIES...........................................................  8
            Domestic Operations..............................................  8
            International Operations......................................... 14
            Key Relationships................................................ 14
            Acquisitions..................................................... 15
            Reserves......................................................... 16
            Production....................................................... 17
            Productive Wells................................................. 17
            Drilling Activity................................................ 18
            Domestic Acreage................................................. 19
            Non-Oil and Gas Activities....................................... 19
            Competition...................................................... 20
            Markets and Major Customers...................................... 20
            Government Regulations........................................... 20
            Title to Properties.............................................. 21
            Operational Hazards and Insurance................................ 21
            Employees and Office Space....................................... 22
            Glossary......................................................... 22

ITEM 3. LEGAL PROCEEDINGS.................................................... 24

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................. 24

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
        RELATED SECURITY HOLDERS MATTERS..................................... 25

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA................................. 26

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.................................. 28
            Overview......................................................... 28
            Results of Operations............................................ 31
            Liquidity and Capital Resources.................................. 35
            Accounting Matters............................................... 41
            Effects of Inflation and Changing Prices......................... 42
            Financial Instrument Market Risk................................. 42

                                TABLE OF CONTENTS
                                -----------------
                                   (Continued)
ITEM                                                                        PAGE



ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Included within the content of ITEM 7.)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................... 44

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.................................. 44


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................. 44

ITEM 11. EXECUTIVE COMPENSATION.............................................. 44

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT...................................................... 44

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................... 44


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
         REPORTS ON FORM 8-K................................................. 45

                                     PART I

ITEM 1.  BUSINESS

Background

         St. Mary Land & Exploration Company ("St. Mary" or the "Company") is an independent energy company engaged in the exploration, development, acquisition and production of natural gas and crude oil. St. Mary's operations are focused in five core operating areas in the United States: the Mid-Continent region; the ArkLaTex region; south Louisiana; the Williston Basin; and the Permian Basin. As of December 31, 1998, the Company had estimated net proved reserves of approximately 8.6 MMBbls of oil and 132.6 Bcf of natural gas, or an aggregate of
184.3 BCFE (86% proved developed, 72% gas) with a PV-10 value before tax of $125.1 million.

         From January 1, 1994, through December 31, 1998, the Company added estimated net proved reserves of 270.0 BCFE at an average finding cost of $5.84 per BOE. The Company's average annual production replacement was 220% during this five-year period.

         In 1998 production increased 10% to a total of 33.1 BCFE, or average daily production of 90.6 MMcf per day. The Company's 1999 capital budget of approximately $71.0 million includes $37.0 million for ongoing development and exploration programs in the core operating areas, $25.0 million for niche acquisitions of oil and gas properties and $9.0 million for higher-risk, large-target exploration prospects.

         The principal offices of the Company are located at 1776 Lincoln Street, Suite 1100, Denver, Colorado 80203, and its telephone number is (303) 861-8140.

Business Strategy

         St. Mary's objective is to build stockholder value through consistent economic growth in reserves and production and the resulting increase in net asset value per share, cash flow per share and earnings per share. A focused and balanced program of low to medium-risk exploration and development and niche acquisitions in each of its core operating areas is designed to provide the foundation for steady growth while the Company's portfolio of higher-risk, large-target exploration prospects has the potential to significantly increase the Company's reserves and production. All investment decisions are measured and ranked by their risk-adjusted impact on per share value. The Company does not pursue growth for the sake of growth.

         St. Mary's long-term corporate strategy focuses on growing value per share, and not necessarily the absolute size of the Company. Management believes that independents with equity market capitalizations between $250 and $600 million are best positioned to capitalize on opportunities in the domestic E&P sector and therefore to realize superior returns for their stockholders. Companies in this size range have critical mass and are able to sustain quality exploration, development and niche acquisition programs that have a significant impact on stockholder value.

         The Company will pursue opportunities to monetize selected assets at a premium and to repurchase shares at attractive values in order to enhance the growth in St. Mary's per share value while maintaining the market capitalization of the Company within an optimal size range. St. Mary also will continue to focus its resources within selected basins in the U.S. where the Company's expertise in geology, geophysics and drilling and completion techniques provides competitive advantages.

         Principal elements of the Company's strategy are as follows:

         Focused Geographic Operations. The Company focuses its exploration, development and acquisition activities in five core operating areas where it has built a balanced portfolio of proved reserves, development drilling opportunities and higher-risk large-target exploration prospects. The Company believes that its extensive leasehold position is a strategic asset. Since 1992 St. Mary has expanded its technical and operating staff and increased its drilling, production and operating capabilities. Senior technical managers, each possessing over 20 years of experience, head up regional technical offices located near core properties and are supported by centralized administration in the Company's Denver office. St. Mary has knowledgeable and experienced professionals at every level of the organization. St. Mary believes that its long-standing presence, its established networks of local industry relationships and its extensive acreage holdings in its core operating areas provide a significant competitive advantage. Additionally, the Company believes that it can continue to expand its operations without the need to proportionately increase the number of employees.

         Exploitation and Development of Existing Properties. The Company uses its comprehensive base of geological, geophysical, engineering and production experience in each of its core operating areas to source prospects for its ongoing, low to medium-risk development and exploration programs. St. Mary conducts detailed geologic studies and uses an array of technologies and tools including 3-D seismic imaging, hydraulic fracturing and reservoir stimulation techniques, and specialized logging tools to maximize the potential of its existing properties. During 1998, the Company participated in 137 gross wells with an 87% success rate and 52 recompletions with an 85% success rate.

         Large-Target Prospects. The Company generally invests approximately 15% of its annual capital budget in higher-risk, large-target exploration projects. The Company's strategy is to test four or more of these large exploration prospects each year which in total have the potential, if successful, to increase the Company's net reserves by 25% or more. St. Mary seeks to invest in a diversified mix of large-target exploration projects and generally limits its capital exposure by participating with other experienced industry partners. St. Mary plans to test several large-target prospects in south Louisiana and Texas during 1999, including prospects at its Stallion, South Horseshoe Bayou, Edgerly, Patterson, North Parcperdue and Carrier projects.

        Selective Acquisitions. The Company seeks to make selective niche acquisitions of oil and gas properties that complement its existing operations, offer economies of scale and provide further development and exploration opportunities based on proprietary geologic concepts. Management believes that the focus on smaller, negotiated transactions where the Company has specialized geologic knowledge or operating experience has enabled it to acquire attractively priced and under-exploited properties.

       St. Mary's strong balance sheet positions the Company in 1999 to exploit acquisition opportunities arising from dislocations occurring throughout the upstream oil and gas sector. Many over-leveraged companies are expected to divest assets during the year in order to reduce their debt levels in the adverse climate of low prices and severely limited access to new capital. St.
Mary will continue to emphasize smaller niche acquisitions utilizing the Company's technical expertise, financial flexibility and structuring experience. Many attractive acquisition candidates are sourced in cooperation with St. Mary's regional offices where the local personnel have a detailed insight into emerging opportunities. Additionally, the Company is also actively seeking larger acquisitions of assets or companies that would afford opportunities to expand the Company's existing core areas, acquire additional geoscientists or gain a significant acreage and production foothold in a new basin within the United States.

         Strategic Relationships. The Company cultivates strategic partnerships with independent oil and gas operators having focused regional experience and specialized technical skills. The Company's strategy is to serve as operator or, alternatively, to maintain a majority interest in such ventures to ensure that it can exercise significant influence over development and exploration activities. In addition the Company seeks industry partners who are willing to co-invest on substantially the same basis as the Company. For example, the Company's operations in the Williston Basin are conducted through Panterra
Petroleum ("Panterra") in which St. Mary holds a 74% general partnership interest. The managing partner of Panterra is Nance Petroleum Corporation ("Nance Petroleum"), the principal of which has over 25 years of experience in the Williston Basin.

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

Significant Developments Since December 31, 1997

         Oil and Gas Property Sales. In order to continue to focus and rationalize its operations, the Company sold certain non-strategic interests in Oklahoma for net proceeds of approximately $22 million and various minor interests in Canada for net proceeds of $1.2 million. Both of these sales occurred in December 1998. The Company realized a pre-tax gain on the sale of these properties of approximately $7.7 million. To accelerate the receipt of proceeds from the Canadian property sale, the Company obtained a letter of credit ("LOC") guaranteeing the payment of Canadian federal income tax liabilities for the Company and its joint venture partners in the Canadian properties. The Company expects the LOC to expire unused in 1999.

         Stock Repurchase Plan. In August 1998 the Company's Board of Directors authorized a stock repurchase program whereby St. Mary may purchase from time-to-time, in open market purchases or negotiated sales, up to 1,000,000 of its own common shares. The Company repurchased a total of 147,800 of its common shares during 1998 and an additional 35,000 shares to date in 1999.

         Acquisitions of Oil and Gas Properties. In 1998 the Company completed 6 acquisitions of oil and gas properties for $4.2 million comprised of supplemental acquisitions of $3.4 million in the Permian and Williston basins and acquisitions of producing properties in Louisiana and the Anadarko Basin of $800,000.

         Reserve Revisions and Writedowns. The Company's year-end 1998 reserves reflect property dispositions of 39.6 BCFE which includes 2.8 BCFE of current year production, discoveries and extensions of 40.8 BCFE, acquisitions of 5.3 BCFE, negative price-related revisions of 18.2 BCFE and a write-down of 38.8 BCFE of proved reserves at South Horseshoe Bayou, of which 23.7 BCFE were reclassified to the probable category.

         Writedown of Russian Joint Venture Receivable. The Company reduced the carrying amount of the receivable from Khanty Mansiysk Oil Corporation to its minimum conversion value, incurring a charge to operations of $4.6 million for the year ended December 31, 1998 (see Item 2, International Operations).

         Writedown of Investment in Summo Minerals Corporation. The Company wrote down its net investment in Summo Minerals Corporation to its net realizable value in the fourth quarter of 1998 (see Item 2, Non-Oil and Gas Activities).

ITEM 2.  PROPERTIES

Domestic Operations

         The Company's exploration, development and acquisition activities are focused in five core operating areas: the Mid-Continent region; south Louisiana; the ArkLaTex region; the Williston Basin in North Dakota and Montana; and the Permian Basin in west Texas and New Mexico. Information concerning each of the Company's major areas of operations, based on the Company's estimated net proved reserves as of December 31, 1998, is set forth below.

                                    Oil         Gas            MMCFE                  PV-10 Value
                                 --------      ------      -----------------  -------------------------
                                  (MBbls)      (MMcf)      Amount    Percent  (In thousands)    Percent
                                 --------      ------      ------    -------  -------------     -------
   Mid-Continent Region........       577      75,186      78,648      42.7%      $  62,659       50.1%
   ArkLaTex Region.............       578      40,061      43,529      23.6%         27,676       22.1%
   South Louisiana.............       745       7,662      12,132       6.6%         12,628       10.1%
   Williston Basin.............     3,821       3,094      26,020      14.1%         10,739        8.6%
   Permian Basin...............     2,791       5,112      21,858      11.9%         10,162        8.1%
   Other (1)...................       102       1,490       2,102       1.1%          1,262        1.0%
                                   -------   ---------   ---------   -------     -----------    -------
   Total ......................     8,614     132,605     184,289     100.0%      $ 125,126      100.0%
                                   =======   =========   =========   =======     ===========    =======

-----------
     (1) Includes reserves associated with properties in Colorado, Kansas, Mississippi, New Mexico, Texas, Utah and Wyoming.

     Mid-Continent Region. The Company has been active in the Mid-Continent region since 1973 where the Company's operations are managed by its 25-person, Tulsa, Oklahoma office. The Company has ongoing exploration and development programs in the Anadarko Basin of Oklahoma and the Sherman-Marietta Basin of southern Oklahoma and northern Texas. The Mid-Continent region accounted for 43% of the Company's estimated net proved reserves as of December 31, 1998 or 78.6 BCFE (77% proved developed and 96% gas). The Company participated in 67 gross wells and recompletions in this region in 1998, including 21 Company-operated wells.

         The Company's development and exploration budget in the Mid-Continent region for 1999 totals $22 million. The Company plans to operate 29 drilling wells in the Mid-Continent region during 1999 and to utilize two to three drilling rigs throughout the year. St. Mary also expects to participate in an additional 10 to 20 wells to be operated by other entities.

         Anadarko Basin. The Company's long history of operations and proprietary geologic knowledge enable the Company to sustain economic development and exploration programs despite periods of adverse industry conditions. The Company is applying state of the art technology in hydraulic fracturing and innovative well completion techniques to accelerate production and associated cash flow from the region's tight gas reservoirs. St. Mary also continues to benefit from a continuing consolidation and rationalization of operators in the basin. The Company periodically seizes attractive opportunities to acquire properties from companies that have elected to discontinue operations in the basin. This trend is expected to accelerate during 1999 and to offer St. Mary new opportunities as a result of the acute cost and capital pressures in the exploration and production sector.

         The Company works aggressively to control its operating costs and to enhance its full cycle economics. In December 1998 the Company realized net proceeds of $22 million on the sale of its interests in eight fields in the Anadarko Basin. This sale was part of the Company's ongoing strategy to enhance the return on its portfolio of assets through the opportunistic sale of non-strategic properties during periods in the market when such properties command premium valuations.

         Drilling activities will focus on lower to medium-risk prospects in the Granite Wash and Red Fork formations. In addition, the Company will devote approximately 23% of its Mid-Continent capital budget to deeper, higher potential development wells in the lower Morrow formation below 19,000 feet at the NE Mayfield Field and in the Hunton and Arbuckle formations at depths between 16,000 and 18,000 at the SW Mayfield Field.

          Carrier Prospect. Within its inventory of large-target prospects, the Company holds an aggregate 11.2% working interest in 25,800 acres in Leon County, Texas in the Cotton Valley reef play. The Company's Carrier Prospect acreage is located approximately nine miles east of the trend of the industry's initial prolific reef discoveries, and targets potentially larger reefs that are postulated to have developed in the deeper waters of the basin during the Jurassic period. The Company and its partners completed a 52 square mile 3-D seismic survey in 1997. St. Mary holds a 22% working interest in the first prospect that will test a large 3-D anomaly that has been interpreted to be a platform reef situated in the deeper portion of the East Texas Basin to the east of the industry's existing pinnacle reef discoveries. St. Mary and its partners plan to spud the initial test well during the second half of 1999.

         South Louisiana Region. St. Mary's presence in south Louisiana dates to the turn of the century when the Company's founders acquired a franchise property in St. Mary Parish on the shoreline of the Gulf of Mexico. These 24,900 acres of fee lands constitute one of the Company's most valuable assets and yielded more than $6.9 million of gross oil and gas royalty revenue in 1998. The south Louisiana region accounted for 6.6% of the Company's estimated net proved reserves as of December 31, 1998, or 12.1 BCFE (86% proved developed and 63% gas).

         The Company's diverse activities in south Louisiana are managed by its regional 3-person office in Lafayette, Louisiana, and include ongoing development and exploration programs in St. Mary, Cameron, Lafourche, Jefferson Davis, Vermilion and Calcasieu parishes. Advanced 3-D seismic imaging and interpretation techniques are revitalizing exploration and development activities in the Miocene trend of south Louisiana. St. Mary is applying the latest technologies to unravel the region's complex geology and to extend exploratory drilling into deeper untested formations.

         St. Mary's historical presence in southern Louisiana, its established network of industry relationships and its extensive technical database on the area have enabled the Company to assemble an inventory of large-target prospects in the south Louisiana region.

         The 1998 disappointments at South Horseshoe Bayou and at Atchafalaya Bay discussed below underscore the risks inherent in the exploration for deep gas reserves in south Louisiana. St. Mary evaluates the results of its exploration efforts based on full cycle economic returns over a multi-year period and believes that exploration decisions should not be based solely on any single year's results.

         Fee Lands. The Company owns 24,900 acres of fee lands and associated mineral rights in St. Mary Parish located approximately 85 miles southwest of New Orleans. St. Mary also owns a 25% working interest in approximately 300 acres located offshore and immediately south of the Company's fee lands. Since the initial discovery on the Company's fee lands in 1938, cumulative oil and gas revenues, primarily landowners' royalties, to the Company from the Bayou Sale, Horseshoe Bayou and Belle Isle fields on its fee lands have exceeded $223 million. St. Mary currently leases 14,419 acres of its fee lands and has an additional 10,481 acres that are presently unleased. The Company's principal lessees are Texaco, Vastar, Cabot, Mobil and Sam Gary Jr. and Associates, a private exploration company headquartered in Denver.

         St. Mary has encouraged development drilling by its lessees, facilitated the origination of new prospects on acreage not held by production and stimulated exploration interest in deeper, untested horizons. The Company's major discovery on its fee lands at South Horseshoe Bayou in early 1997 and a subsequent successful confirmation well in early 1998 proved that significant accumulations of gas are sourced and trapped at depths below 16,000 feet.

     South Horseshoe Bayou Project. In October 1995 the Company began participation as a working interest owner in its fee lands in St. Mary Parish with a 25% working interest in this project; resulting in a net revenue interest ranging from 36% to 40% due to its previously existing royalty position. The St. Mary Land & Exploration No. 1 well, under a turn-key contract, commenced drilling toward a target depth of 19,000 feet. In February 1996 this well began encountering severe pressure and mechanical problems that could not be corrected and in July 1996 the well was plugged without reaching total depth. The drilling rig was skid and the drilling of a new well commenced on the same site. In February 1997 the Company announced a significant deep gas discovery at the St. Mary Land & Exploration No. 2 well. This well was completed in the 17,300 foot sand, and in January 1998 a confirmation well, the St. Mary Land & Exploration No. 3, was completed in the same interval. In April 1998 the No. 2 well was recompleted in the 17,900 foot sand and is currently producing. In August 1998 the No. 3 well was shut-in as the result of mechanical problems while it was producing approximately 33 MMcf per day. Management is currently evaluating whether to sidetrack or abandon the No. 3 well.

          At year-end the Company reclassified 23.7 BCFE of reserves to the probable category and wrote off 15.1 BCFE of reserves due to premature water encroachment and mechanical problems. Despite these disappointments, South Horseshoe Bayou has generated solid economic returns for the Company and still has significant remaining potential. The two wells have produced 6.0 Bcf of gas and 45 MBbls of oil, net to the Company's interest, through December 31, 1998.

         An untested fault block to the north of the existing production will be drilled in 1999 as part of the Company's continuing management and exploitation of its fee lands. Permitting of the St. Mary Land & Exploration 24-1 well (25% working interest and approximately 36% net revenue interest) is scheduled to be completed by April, and drilling operations are expected to commence in May 1999. (see "Large-Target Exploration Projects").

         Atchafalaya Bay Prospect. In March 1997 the Company and its partner acquired seven tracts (2,845 gross acres) in a Louisiana state lease sale in Atchafalaya Bay. A 19,000-foot test of a large 3-D prospect during 1998 was unsuccessful and the well was completed in a small secondary zone at 12,300 feet. The costs associated with the drilling of this deep exploratory well were expensed in 1998.

         Stallion Prospect. The Company's Stallion prospect (31.25% working interest) was spud in January 1999 and is currently drilling below 15,300 feet toward a targeted total depth of approximately 17,800 feet. This 3-D prospect in Cameron Parish, Louisiana is scheduled to test a series of MA sands along a major east-west growth fault that produces from the same interval to the east at the Little Pecan Lake, Lac Blanc and North Freshwater Bayou fields.
(see "Large-Target Exploration Projects").

     Edgerly Prospect. St. Mary and its partners have completed a 30 square mile 3-D survey on the western and northern flanks of the Edgerly salt dome in Calcasieu Parish, Louisiana where a 16,000 acre leasehold position was assembled during 1998. The Company has identified a number of promising anomalies on the 3-D survey and in 1999 expects to test several Hackberry prospects at shallow depths between 10,000 and 13,000 feet. The Company has an approximate 35% working interest in the Edgerly prospect. (see "Large-Target Exploration Projects").

         Patterson Prospect. The Company's Patterson prospect is located approximately 20 miles north of the Company's fee lands in St. Mary Parish within the lower Miocene producing trend of south Louisiana. St. Mary holds a 25% working interest in leases and options totaling approximately 5,573 acres in the prospect area which lies within a major east-west producing trend between the Garden City and Patterson fields. An unsuccessful 19,000-foot test was drilled in 1995 based on 2-D seismic data and existing well control. In order to further evaluate this prospect, in 1997 St. Mary and its partners purchased 20 square miles of a regional 3-D seismic survey. The project was delayed during 1998 due to the financial constraints of certain partners. However, the partner group is exploring alternatives with other parties and hopes to proceed with the drilling of the 19,500-foot MA sand test by mid 1999.
(see "Large-Target Exploration Projects").

         North Parcperdue Prospect. The Company has a 25% working interest in the North Parcperdue prospect located in Vermilion Parish. The prospect is targeting Marg Tex sands in a fault block with other productive shallow sands. A re-entry and sidetrack of the Phillips Sweezy No. 1 well is scheduled to begin in May 1999. (see "Large-Target Exploration Projects").

         ArkLaTex Region. The Company's operations in the ArkLaTex area are managed by its 12-person office in Shreveport, Louisiana. The ArkLaTex region accounted for 24% of the Company's estimated net proved reserves as of December 31, 1998, or 43.5 BCFE (92% proved developed and 92% gas). The Company's 1999 capital budget for the ArkLaTex region is $6.5 million.

         In 1992 the Company  acquired the ArkLaTex oil and gas properties of T.
L. James & Company, Inc. as well as rights to over 6,000 miles of proprietary 2-D seismic data in the region. The Shreveport office's successful development and exploration programs have derived from a series of niche acquisitions completed since 1992 totaling $10.8 million. These acquisitions have provided access to strategic holdings of undeveloped acreage and proprietary packages of geologic and seismic data, resulting in an active program of additional development and exploration.

         St. Mary's holdings in the ArkLaTex region are comprised of interests in approximately 445 producing wells, including 68 Company-operated wells, and interests in leases totaling approximately 54,900 gross acres and mineral servitudes totaling approximately 15,800 gross acres.

         Activities in the ArkLaTex region during 1998 focused on the phased development of several important field discoveries made by the Company's geoscientists since 1994. At the Box Church Field in Limestone County, Texas, the Company completed an additional eight wells in 1998, bringing the field total to 26 wells. Four additional locations are planned for 1999. Gross production from the field has increased from 2.5 MMcf per day, when acquired in 1995, to the current rate of 18 MMcf per day. In 1999 the Company plans to install additional gathering systems, compression and artificial lift upgrades that are designed to sustain field production at approximately 20 MMcf per day. The Company operates the field and holds an average 58% working interest. Total cumulative gross field reserves are expected to exceed 100 Bcf of gas.

         Development around the Company's 1995 discovery at the Haynesville Field also continued in 1998 with St. Mary participating in the drilling of 14 new wells. St. Mary and others have drilled a total of 38 wells since the 1995 discovery. The Company operates 12 wells in the field and owns interests in an additional 13 wells.

         In 1999 the Company is focused on the search for new opportunities and potential analog fields in which to apply its proprietary geologic models and production techniques. St. Mary believes that it is especially well positioned to secure additional acquisitions in the ArkLaTex region during 1999 in the wake of the dislocations and capital shortages being experienced by many of its competitors.

         Williston Basin Region. The Company's operations in the Williston Basin are conducted through Panterra Petroleum, a general partnership formed in June 1991. The Company holds a 74% interest in Panterra, and the managing partner, Nance Petroleum, owns a 26% interest. Nance Petroleum's principal activity is the management of Panterra's interests in the Williston Basin. Panterra currently owns interests in 62 fields within the basin's core producing area including 134,000 gross acres, 78 Panterra-operated wells and 161 wells operated by other parties.

         The Williston Basin region accounted for 14% of the Company's estimated net proved reserves as of December 31, 1998, or 26.0 BCFE (97% proved developed and 88% oil). St. Mary has budgeted approximately $2.0 million as its share of Panterra's 1999 development and exploration program.

         Panterra's operations are directed by senior geoscientists who have devoted their careers to the development of oil and gas reserves in the Williston Basin. The Company's long-term strategy is to employ advanced technologies to improve drilling results and production in order to maximize full cycle economics. For instance, Panterra has successfully used 3-D seismic imaging to delineate structural and subtle stratigraphic features not previously discernable using conventional exploration methods. This utilization of advanced technologies by experienced geoscientists has helped Panterra achieve a 100% success rate in its operated exploration and development program since 1991.

         During periods of depressed oil prices or inflated costs the partnership has the financial resources to capitalize on dislocations experienced by other operators. Panterra uses these periods to replenish its prospect inventory, to secure attractively priced acquisitions and to conduct additional 3-D seismic work and technical studies in anticipation of cyclical recovery in the industry.

         Panterra plans to conduct six additional or extended 3-D surveys in 1999 over existing fields in the search for bypassed pay zones. In addition a detailed reservoir simulation of the Bainville Field is scheduled for completion and will be used to evaluate secondary recovery opportunities in this existing field.

         Permian Basin Region. The Permian Basin of New Mexico and west Texas is the Company's newest area of concentration. The Permian Basin area covers a significant portion of eastern New Mexico and western Texas and is one of the major producing basins in the United States. The basin includes hundreds of oil fields undergoing secondary and enhanced recovery projects. 3-D seismic imaging of existing fields and state-of-the-art secondary recovery programs are substantially increasing oil recoveries in the Permian Basin. The optimization of production and the careful control of operating costs are especially critical in the prevailing low oil price environment.

         St. Mary's holdings in the Permian Basin derive from a series of niche property acquisitions that date back to 1995. Management believes that its Permian Basin operations provide St. Mary with a solid base of long lived oil reserves, promising longer-term exploration and development prospects and the potential for secondary recovery projects. The Permian Basin region accounted for 12% of the Company's estimated net proved reserves as of December 31, 1998, or 21.9 BCFE (91% proved developed and 77% oil).

         The Company's reservoir engineers have identified a number of properties where the project economics of secondary recovery plans are still acceptable under current prices. St. Mary's geoscientists have also warehoused a number of high quality prospects for which future drilling is contingent upon a stabilization of oil prices above $15 per barrel.

         St. Mary initiated a full-scale multi-year waterflood in 1998 at its Parkway (Delaware) Unit in Eddy County, New Mexico. The initial response to the first phase of this waterflood has been excellent. The Company's operations in the Permian Basin during 1999 will focus on the expansion of the waterflood project at Parkway and additional secondary recovery work at the Shugart and Zuni fields.

         St. Mary also holds a 21.2% working interest in an unusual 30,450-acre top lease in the North Ward Estes Field in Ward County, Texas. In August 2000, all production and future development and exploration rights on this 50 square mile property will revert to the ownership and control of St. Mary and its partners.

         Large-Target Exploration Projects. The Company generally invests approximately 15% of its annual capital budget in longer-term, higher-risk, high-potential exploration projects. During the past several years the Company has assembled an inventory of large potential projects in various stages of development which have the potential to materially increase the Company's reserves. The Company's strategy is to maintain a pipeline of seven to ten of these high-potential prospects and to test four or more targets each year, while furthering the development of early-stage projects and continuing the evaluation of potential new exploration prospects.

         The Company seeks to develop large-target prospects by using its comprehensive base of geological, geophysical, engineering and production experience in each of its focus areas. The large-target projects typically require relatively long lead times before a well is commenced in order to develop proprietary geologic concepts, assemble leasehold positions and acquire and fully evaluate 3-D seismic or other data. The Company seeks to apply the latest technology wherever appropriate, including 3-D seismic imaging, in its prospect development and evaluation to mitigate a portion of the inherently higher risk of these exploration projects. In addition, the Company seeks to invest in a diversified mix of exploration projects and generally limits its capital exposure by participating with other experienced industry partners.

     The  following   table   summarizes  the  Company's   active   large-target
exploration projects. (see also "Properties").

                                                                     St. Mary     St. Mary     Expected
                                                                     Working      Royalty        Test
Project Name             Objective              Location            Interest(1)  Interest(2)    Date(3)
------------             ---------              --------            -----------  ----------- ------------
Stallion             MA  Sands             Cameron Parish, LA          31.2%          -       early 1999
South Horseshoe      Rob, Operc            St. Mary Parish, LA         25.0%        25.0%      mid  1999
Edgerly              Hackberry             Calcasieu Parish, LA        35.0%          -        mid  1999
North Parcperdue     Marg Tex              Vermilion Parish, LA        25.0%          -        mid  1999
Patterson            MA-3 , MA-7           St. Mary Parish, LA         25.0%          -       late  1999
Carrier              Cotton Valley Reef    Leon County, TX             22.0%          -       late  1999

------------
     (1) Working interests differ from net revenue interests due to royalty interest burdens.
     (2) Royalty interests are approximate and are subject to adjustment. St. Mary has no capital at risk with respect to its royalty interests.
     (3) Expected Test Date refers to the period during which the Company anticipates the completion of an exploratory well.


International Operations

     In 1997 the Company completed the sale or disposition of the majority of its international investments. In 1998 the Company sold its remaining properties in Canada.

     Russian Joint Venture. In February 1997, the Company sold its interest in The Limited Liability Company Chernogorskoye (the "Russian joint venture") to Khanty Mansiysk Oil Corporation ("KMOC"), formerly known as Ural Petroleum Corporation, for consideration totaling $17.6 million. The Company received $5.6 million in cash, before transaction costs, $1.9 million of KMOC common stock and a convertible receivable in a form equivalent to a retained production payment of approximately $10.1 million plus interest at 10% per annum from the limited liability company formed to hold the Russian joint venture. The Company's receivable is collateralized by the partnership interest sold and the Company has the right, subject to certain conditions, to require KMOC to purchase the receivable from the net proceeds of an initial public offering of KMOC common stock. Alternatively, the Company may elect to convert all or a portion of its receivable into KMOC common stock immediately prior to an initial public offering of KMOC common stock or on or after February 11, 2000, whichever occurs first. Uncertain economic conditions in Russia and lower oil prices have affected the realizability of the convertible receivable. As a result, the Company has reduced the carrying amount of the receivable to its minimum conversion value, incurring a charge to operations of $4.6 million for the year ended December 31, 1998.

         Trinidad and Tobago. In 1997 the Company relinquished its 7.47% reversionary interest in a 281,506-acre onshore exploration and production license in the Caroni Basin of Trinidad and Tobago.

Key Relationships

         The Company cultivates strategic partnerships with independent oil and gas operators having region-specific experience and specialized technical skills. The Company's strategy is to either serve as operator or maintain a majority interest in such ventures to ensure that it can exercise significant influence over development and exploration activities. In addition the Company seeks industry partners who are willing to co-invest on substantially the same basis as the Company. For example, the Company's operations in the Williston Basin are conducted through Panterra in which St. Mary holds a 74% general partnership interest. The managing partner of Panterra is Nance Petroleum, the principal of which has over 25 years of experience in the Williston Basin.

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

         Although the Company periodically evaluates large acquisition packages offered in competitive bid or auction formats, the Company has continued to emphasize acquisitions having values of less than $10 million. This size of acquisition package generally attracts less competition and is where the Company's technical expertise, financial flexibility and structuring experience affords a competitive advantage.

         Faced with an overheated acquisition market where demand exceeded the supply of economically sound opportunities, St. Mary chose to conserve its capital resources in 1998 and completed only $4.2 million of property acquisitions. During the last five years the Company has closed over $85 million of niche acquisitions where proprietary geologic knowledge or operating expertise have afforded the Company a competitive advantage.

         The economic success of the Company's historical acquisitions has resulted from a focus on smaller, negotiated transactions where St. Mary has clearly identified opportunities that maximize their value. St. Mary's teams of geoscientists and engineers evaluate each acquisition to quantify potential opportunities arising from proprietary geologic concepts or advanced production technologies. In addition, the acquired production is hedged for periods up to two years to protect the Company's return on its investment.

         In 1999 St. Mary has reserved $25 million of its capital program for property acquisitions. However, the Company has the financial capacity to commit substantially greater resources to purchases should additional opportunities be identified.

         Weak commodity prices and depressed oil and gas stock prices have precipitated an important change in the acquisition market in early 1999. St. Mary expects that quality acquisitions will always command premium prices given the inherent costs and risks associated with developing new reserves. However, the market in 1999 is expected to offer favorable opportunities for the relatively few financially strong companies able to capitalize on this depressed market.

Reserves

         At December 31, 1998, Ryder Scott Company, independent petroleum engineers, evaluated properties representing approximately 80% of the Company's total PV-10 value and the Company evaluated the remainder. The PV-10 values shown in the following table are not intended to represent the current market value of the estimated net proved oil and gas reserves owned by the Company. Neither prices nor costs have been escalated, but prices include the effects of hedging contracts.

         The following table sets forth summary information with respect to the estimates of the Company's net proved oil and gas reserves for each of the years in the three-year period ended December 31, 1998, as prepared by Ryder Scott Company and St. Mary:

                                                     As of December 31,
                                              ------------------------------
                                              1998 (2)      1997        1996
                                              --------      ----        ----
Proved Reserves Data: (1)
Oil (MBbls)..............................       8,614      11,493      10,691
Gas (MMcf)...............................     132,605     196,230     127,057
MMCFE....................................     184,289     265,188     191,202
PV-10 value (in thousands)...............   $ 125,126   $ 262,006   $ 296,461
Proved developed reserves................          86%         87%         84%
Production replacement...................         (25%)       358%        422%
Reserve life (years).....................         6.5         7.3         7.2

------------
       (1) Reserve data attributable to the Company's Russian joint venture have been excluded from this table. Effective February 12, 1997, the Company sold its Russian joint venture. See "International Operations."
       (2) The Company's year-end 1998 reserves reflect property dispositions of
           39.6 BCFE,  discoveries and extensions of 40.8 BCFE,  acquisitions of
           5.3 BCFE, negative price-related revisions of 18.2 BCFE and a write-down of 38.8 BCFE of proved reserves at South Horseshoe Bayou, of which 23.7 BCFE were reclassified to the probable category.

         The present value of estimated future net revenues before income taxes of the Company's reserves was $125.1 million as of December 31, 1998. This present value is based on a benchmark of prices in effect at that date of $12.05 per barrel of oil (NYMEX) and $1.855 per million MMBtu of gas (Gulf Coast spot price), both of which are adjusted for transportation and basis differential. These prices were 34 percent and 20 percent lower, respectively, than prices in effect at the end of 1997. Had the December 31, 1997, pricing assumptions been applied, the PV-10 value and net reserves would have been $193.2 million and
202.5 BCFE, respectively.

Production

         The following table summarizes the average volumes of oil and gas produced from properties in which the Company held an interest during the periods indicated:

                                                           Years Ended December 31,
                                                           ------------------------
                                                           1998       1997     1996
                                                           ----       ----     ----
  Operating Data:
           Net production (1):
   Oil (MBbls)..........................................   1,275      1,188    1,186
   Gas (MMcf)...........................................  25,440     22,900   15,563
   MMCFE................................................  33,090     30,024   22,680
  Average net daily production (1):
   Oil (Bbls)...........................................   3,493      3,254    3,240
   Gas (Mcf)............................................  69,698     62,739   42,522
   MCFE.................................................  90,656     82,263   61,962
  Average sales price (2):
   Oil (per Bbl)........................................ $ 12.98    $ 18.87  $ 18.64
   Gas (per Mcf)........................................ $  2.13    $  2.33  $  2.23
  Additional per BOE data:
   Lease operating expense.............................. $  2.34    $  2.09  $  2.28
   Production taxes..................................... $  0.74    $  0.96  $  1.13

     -------------
     (1) Production from South Horseshoe Bayou and sold Oklahoma properties represented 18.1% and 6.5% respectively, or a total of 24.6% of the 1998 production total. Management expects that the 1999 capital investment program will partially offset this production loss.
     (2) Includes the effects of the Company's hedging activities. (see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview").

     The   Company   uses   financial   hedging    instruments,    primarily
fixed-for-floating price swap agreements and no-cost collar agreements with financial counterparties, to manage its exposure to fluctuations in commodity prices. The Company also employs the use of exchange-listed financial futures and options as part of its hedging program for crude oil.

Productive Wells

         The following table sets forth information regarding the number of productive wells in which the Company held a working interest at December 31, 1998. Productive wells are either producing wells or wells capable of commercial production although currently shut in. One or more completions in the same borehole are counted as one well. A well is categorized under state reporting regulations as an oil well or a gas well based upon the ratio of gas to oil produced when it first commenced production, and such designation may not be indicative of current production.

                               Gross        Net
                               -----        ---
                        Oil      585        162
                        Gas      822        128
                               -----        ---
                      Total    1,407        290
                               =====        ===

Drilling Activity

         The following table sets forth the wells in which the Company participated during each of the three years indicated:

                                                         Years Ended December 31,
                                                         ------------------------
                                                1998               1997              1996
                                          ----------------   ----------------   ---------------
                                           Gross     Net      Gross     Net      Gross    Net
                                          ------   -------   ------   -------   ------  -------
  Domestic:
         Development:
          Oil............................     6       .28       10      3.06       17     3.91
          Gas............................   109     26.04       92     19.64       74    13.29
          Non-productive.................    12      3.98       15      4.35       11     2.70
                                          ------   -------   ------   -------   ------  -------
              Total......................   127     30.30      117     27.05      102    19.90
                                          ------   -------   ------   -------   ------  -------
         Exploratory:
          Oil............................     1       .50        4      1.21        -        -
          Gas............................     3       .95        7      2.04        5     1.25
          Non-productive.................     6      1.05        5      1.93       10     3.10
                                          ------   -------   ------   -------   ------  -------
              Total......................    10      2.50       16      5.18       15     4.35
                                          ------   -------   ------   -------   ------  -------

  Farmout or non-consent                      4       -          4       -          9      -
                                          ------   -------   ------   -------   ------  -------
  International:
         Development:
          Oil...........................      -       -          -         -       22     3.96
          Gas...........................      -       -          -         -        -      -
          Non-productive................      -       -          -         -        -      -
                                          ------   -------   ------   -------   ------  -------
                Total...................      -       -          -         -       22     3.96
                                          ------   -------   ------   -------   ------  -------
         Grand Total(1) ................    141     32.80      137     32.23      148    28.21
                                          ======   =======   ======   =======   ======  =======

 ---------------
     (1) Does not include 1, 4 and 3 gross wells completed on The Company's fee lands during 1998, 1997 and 1996, respectively.

     All of the Company's drilling activities are conducted on a contract basis with independent drilling contractors. The Company owns no drilling equipment.

Domestic Acreage

         The following table sets forth the gross and net acres of developed and undeveloped oil and gas leases, fee properties, mineral servitudes and lease options held by the Company as of December 31, 1998. Undeveloped acreage includes leasehold interests that may already have been classified as containing proved undeveloped reserves.

                                                   Developed          Undeveloped
                                                  Acreage (1)         Acreage (2)           Total
                                                Gross      Net     Gross     Net      Gross      Net
                                               -------   ------   -------  -------   -------   -------
 Arkansas..................................      4,202      806       166       54     4,368       860
 Louisiana.................................     26,854   10,930    14,977    4,754    41,831    15,684
 Montana...................................     15,053    8,577    52,437   27,708    67,490    36,285
 New Mexico................................      7,840    1,999     4,159    1,624    11,999     3,623
 North Dakota..............................     28,516    9,329    43,111   23,065    71,627    32,394
 Oklahoma..................................    111,345   23,725    46,835   12,720   158,180    36,445
 Texas.....................................     39,651   11,021    58,341   12,122    97,992    23,143
 Other (3) ................................     15,934    5,740    51,720   26,678    67,654    32,418
                                               -------   ------   -------  -------   -------   -------
       Subtotal............................    249,395   72,127   271,746  108,725   521,141   180,852
                                               -------   ------   -------  -------   -------   -------

 Louisiana Fee Properties...................    13,084   13,084    11,830   11,830    24,914    24,914
 Louisiana Mineral Servitudes...............    10,045    5,464     5,780    5,259    15,825    10,723
                                               -------   ------   -------  -------   -------   -------

      Subtotal..............................    23,129   18,548    17,610   17,089    40,739    35,637
                                               -------   ------   -------  -------   -------   -------

      GRAND TOTAL ..........................   272,524   90,675   289,356  125,814   561,880   216,489
                                               =======   ======   =======  =======   =======   =======

------------
     (1) Developed acreage is acreage assigned to producing wells for the spacing unit of the producing formation. Developed acreage in certain of the Company's properties that include multiple formations with different well spacing requirements may be considered undeveloped for certain formations, but have only been included as developed acreage in the presentation above.
     (2) Undeveloped acreage is lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas regardless of whether such acreage contains estimated net proved reserves.
     (3) Includes interests in Alabama, Colorado, Kansas, Mississippi, Utah and Wyoming. St. Mary also holds an override interest in an additional 44,388 gross acres in Utah


Non-Oil and Gas Activities

     Summo Minerals. The Company, through a subsidiary, owns 9.9 million shares or 37% of Summo Minerals Corporation ("Summo"), a North American copper mining company focusing on finding late exploration stage, low to medium-sized copper deposits in the United States amenable to the SX-EW extraction process. Summo's common shares are listed on the Toronto Stock Exchange under the symbol "SMA." The persistence of depressed commodity prices and increased worldwide inventory levels of copper have caused Summo's stock price to decline. Management believes that this stock price decline is not temporary and that its value is impaired. Consequently, the Company wrote down its net investment in Summo to net realizable value in the fourth quarter of 1998. Management believes the recorded net investment is recoverable.

     In May 1997, the Company entered into an agreement to receive a 55% interest in Summo's Lisbon Valley Copper Project (the "Project") in return for the Company contributing $4.0 million in cash, all of its outstanding stock in Summo, and $8.6 million in letters of credit to a single purpose company, Lisbon Valley Mining Company LLC ("LVMC"), formed to own and operate the Project. Summo will contribute the property, all project permits and contracts, $3.2 million in cash, and a commitment for $45 million senior debt financing in return for a 45% interest in LVMC. The agreement is subject to certain conditions including the finalization of the necessary project financing.

     The Company has agreed to provide Summo with interim financing of up to $3.5 million for the Project in the form of a loan bearing interest at the prime rate plus 1% due in June 1999. As security for this loan, Summo pledged its interest in LVMC to the Company in November 1998. As of December 31, 1998, $2.9 million was outstanding under the note, and additional amounts totaling $188,000 have been advanced to Summo under this loan to date in 1999. At the Company's option, the principal amounts advanced by the Company under the note are convertible into shares of Summo common stock at a defined conversion price. Upon finalization of the necessary project financing for LVMC, the Company may elect to deem the outstanding principal amount of the note as a capital contribution in partial satisfaction of its capital commitments as set forth in the May 1997 agreement. Accrued interest on the loan will be forgiven if the Company makes this election.

     In September 1998 Summo received final regulatory approval to develop the Project. Future development and financial success of the Project are largely dependent on the market price of copper, which is determined in world markets and is subject to significant fluctuations. Current copper prices have declined to ten-year lows and do not justify construction and development of the Project at this time. Management believes that copper prices will recover and that the Project will have considerable value at that time. The Company has the ability to fund the carrying costs of the property and the intent to retain its interest in the Project until copper prices do recover. However, there can be no assurance that the Company will realize a return on its investment in Summo or the Project.

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

Markets and Major Customers

     During 1998 no individual customer accounted for 10% or more of the Company's total oil and gas production revenue. During 1997 two customers individually accounted for 10.6% and 10.2% of the Company's total oil and gas production revenue.

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

     The recent trend toward stricter standards in environmental legislation and regulation is likely to continue. Initiatives to further regulate the disposal of oil and gas wastes at the federal, state and local level could have a material impact on the Company.

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

Operational Hazards and Insurance

     The oil and gas business involves a variety of operating risks, including fire, explosions, blow-outs, pipe failure, casing collapse, abnormally pressured formations and environmental hazards such as oil spills, gas leaks, ruptures and discharges of toxic gases. The occurrence of any such event could result in substantial losses to the Company due to injury and loss of life; severe damage to and destruction of property, natural resources and equipment; pollution and other environmental damage; clean-up responsibilities; regulatory investigation and penalties and suspension of operations. The Company and the operators of properties in which it has an interest maintain insurance against some, but not all, potential risks. However, there can be no assurance that such insurance will be adequate to cover any losses or exposure for liability. The occurrence of a significant unfavorable event not fully covered by insurance could have a material adverse affect on the Company's financial condition and results of operations. Furthermore, the Company cannot predict whether insurance will continue to be available at a reasonable cost or at all.

Employees and Office Space

     As of December 31, 1998, the Company had 110 full-time employees. None of the Company's employees is subject to a collective bargaining agreement. The Company considers its relations with its employees to be good. The Company leases approximately 34,500 square feet of office space in Denver, Colorado, for its executive and administrative offices, of which 7,200 square feet is subleased. The Company also leases approximately 15,000 square feet of office space in Tulsa, Oklahoma, approximately 7,300 square feet of office space in Shreveport, Louisiana and approximately 1,100 square feet in Lafayette, Louisiana. The Company believes that its current facilities are adequate.

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

Finding cost. Expressed in dollars per BOE. Finding costs are calculated by dividing the amount of total capital expenditures for oil and gas activities by the amount of estimated net proved reserves added during the same period (including the effect on proved reserves of reserve revisions).

Gross acres. An acre in which a working interest is owned.

Gross well. A well in which a working interest is owned.

Hydraulic fracturing. A procedure to stimulate production by forcing a mixture of fluid and proppant (usually sand) into the formation under high pressure. This creates artificial fractures in the reservoir rock which increases permeability and porosity.

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

MBtu. One million British Thermal Units. A British Thermal Unit is the heat required to raise the temperature of a one-pound mass of water one degree Fahrenheit.

Net acres or net wells. The sum of the fractional working interests owned in gross acres or gross wells.

Net asset value per share. The result of the fair market value of total assets less total liabilities, divided by the total number of outstanding shares of common stock.

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

Reserve life. Expressed in years, represents the estimated net proved reserves at a specified date divided by forecasted production for the following 12-month period.

Royalty. The interest paid to the owner of mineral rights expressed as a percentage of gross income from oil and gas produced and sold unencumbered by expenses.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1998.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDERS MATTERS

     Market Information. The Company's common stock is traded on the Nasdaq National Market System under the symbol MARY. Prior to the commencement of trading on December 16, 1992, no market for the stock existed. The range of high and low bid prices for the quarterly periods in 1998 and 1997, as reported by the Nasdaq National Market System, is set forth below:


                  Quarter Ended             High               Low
                                            ----               ---
                  March 31, 1998          $39.375            $26.250
                  June 30, 1998            39.625             21.625
                  September 30, 1998       25.000             15.000
                  December 31, 1998        23.875             15.500

                  March 31, 1997          $31.000            $24.000
                  June 30, 1997            35.750             24.000
                  September 30, 1997       45.375             32.000
                  December 31, 1997        46.000             32.250

     On March 15, 1999, the closing sale price for the Company's common stock was $18.75 per share.

     Holders. As of March 15, 1999, the number of record holders of the Company's common stock was 152. Management believes, after inquiry, that the number of beneficial owners of the Company's common stock is in excess of 1,600.

     Dividends. The Company has paid cash dividends to stockholders every year since 1940. Annual dividends of $0.16 per share have been paid quarterly in each of the years 1987 through 1996. The Company increased its quarterly dividend 25% to $.05 per share effective with the quarterly dividend declared in January 1997 and paid in February 1997. Dividends paid totaled $1,402,000 in each of the years 1994 through 1996, $2,084,000 in 1997 and $2,190,000 in 1998.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth selected consolidated financial data for the Company as of the dates and for the periods indicated. The financial data for the five years ended December 31, 1998, were derived from the Consolidated Financial Statements of the Company. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," which includes a discussion of factors materially affecting the comparability of the information presented, and the Company's financial statements included elsewhere in this report.

                                                               Years Ended December 31,
                                                               ------------------------
                                                 1998       1997       1996       1995       1994
                                              ---------  ---------  ---------  ---------  ---------
                                                        (In thousands, except per share data)
  Income Statement Data:
  Operating revenues:
       Oil production                         $ 16,545   $ 22,415   $ 22,100   $ 17,090   $ 14,006
       Gas production                           54,103     53,349     34,674     19,479     24,233
       Gain on sale of Russian joint venture       -        9,671        -          -          -
       Gain on sale of proved properties         7,685      4,220      2,254      1,292        418
       Gas contract settlements and other          411      1,391        523        789      6,128
                                              ---------  ---------  ---------  ---------  ---------
  Total operating revenues                      78,744     91,046     59,551     38,650     44,785
                                              ---------  ---------  ---------  ---------  ---------

  Operating expenses:
       Oil and gas production                   17,005     15,258     12,897     10,646     10,496
       Depletion, depreciation & amortization   24,912     18,366     12,732     10,227     10,134
       Impairment of proved properties          17,483      5,202        408      2,676      4,219
       Exploration                              11,705      6,847      8,185      5,073      8,104
       Abandonment and impairment of
             unproved properties                 4,457      2,077      1,469      2,359      1,023
       General and administrative                7,097      7,645      7,603      5,328      5,261
       Writedown of Russian convertible
           receivable                            4,553        -          -          -          -
       Writedown of investment
           in Summo Minerals                     3,949        -          -          -          -
       Other                                       141        281         78        152        493
       (Income) loss in equity investees           661        325     (1,272)       579        348
                                              ---------  ---------  ---------  ---------  ---------
  Total operating expenses                      91,963     56,001     42,100     37,040     40,078
                                              ---------  ---------  ---------  ---------  ---------

  Income (loss) from operations                (13,219)    35,045     17,451      1,610      4,707
       Non-operating expense                     1,027         99      1,951        896        525
       Income tax expense (benefit)             (5,415)    12,325      5,333       (723)       445
                                              ---------  ---------  ---------  ---------  ---------
  Income (loss) from continuing operations      (8,831)    22,621     10,167      1,437      3,737
  Gain on sale of discontinued operations,
       net of income taxes                          34        488        159        306        -
                                              ---------  ---------  ---------  ---------  ---------
  Net income (loss)                           $ (8,797)  $ 23,109   $ 10,326   $  1,743   $  3,737
                                              =========  =========  =========  =========  =========

                                                                   Years Ended December 31,
                                                                   ------------------------
                                                      1998       1997       1996       1995       1994
                                                      ----       ----       ----       ----       ----
                                                            (In thousands, except per share data)

  Income Statement Data (continued):
  Basic net income (loss) per common share:
       Income (loss) from continuing operations   $ (0.81)    $  2.13    $  1.16    $  0.17   $  0.43
       Gain on sale of discontinued operations        -          0.05       0.02       0.03       -
                                                  --------    --------   --------   --------  --------
  Basic net income (loss) per share               $ (0.81)    $  2.18    $  1.18    $  0.20   $  0.43
                                                  ========    ========   ========   ========  ========

  Diluted net income (loss) per common share:
       Income (loss) from continuing operations   $ (0.81)    $  2.10    $  1.15    $  0.17   $  0.43
       Gain on sale of discontinued operations        -          0.05       0.02       0.03       -
                                                  --------    --------   --------   --------  --------
  Diluted net income (loss) per share             $ (0.81)    $  2.15    $  1.17    $  0.20   $  0.43
                                                  ========    ========   ========   ========  ========

  Cash dividends per share                        $  0.20     $  0.20    $  0.16    $  0.16   $  0.16
  Basic weighted average common shares
       outstanding                                 10,937      10,620      8,759      8,760     8,763
  Diluted weighted average common shares
       outstanding                                 10,937      10,753      8,826      8,801     8,803


  Other Data:
  EBITDA (1)                                    $   8,363    $ 53,411  $  30,183  $  11,837  $ 14,841
  Net cash provided by operating activities        45,388      43,111     24,205     17,713    20,271
  Capital and exploration expenditures             57,855      89,213     52,601     32,307    31,811

  Balance Sheet Data (end of period):
  Working capital                               $   9,785    $  9,618  $  13,926  $   3,102  $  9,444
  Net property and equipment                      143,825     157,481    101,510     71,645    59,655
  Total assets                                    184,497     212,135    144,271     96,126    89,392
  Long-term debt                                   19,398      22,607     43,589     19,602    11,130
  Total stockholders' equity                      134,742     147,932     75,160     66,282    66,034

------------
       (1) EBITDA is defined as earnings before interest income and expense, income taxes, depreciation, depletion, amortization, and gain on sale of discontinued operations. EBITDA is a financial measure commonly used for the Company's industry and should not be considered in isolation or as a substitute for net income, cash flow provided by operating activities or other income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity. Because EBITDA excludes some, but not all, items that affect net income and may vary among companies, the EBITDA presented above may not be comparable to similarly titled measures of other companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     St. Mary Land & Exploration Company ("St. Mary" or the "Company") was founded in 1908 and incorporated in Delaware in 1915. The Company is engaged in the exploration, development, acquisition and production of natural gas and crude oil with operations focused in five core operating areas in the United
States: the Mid-Continent region; the ArkLaTex region; south Louisiana; the Williston Basin; and the Permian Basin.

     The Company's objective is to build value per share by focusing its resources within selected basins in the United States where management believes established acreage positions, long-standing industry relationships and specialized geotechnical and engineering expertise provide a significant competitive advantage. The Company's ongoing development and exploration programs are complemented by less predictable opportunities to acquire producing properties having significant exploitation potential, to monetize assets at a premium and to repurchase shares of its common stock at attractive values.

     Internal exploration, drilling and production personnel conduct the Company's activities in the Mid-Continent and ArkLaTex regions and in south Louisiana. Activities in the Williston Basin are conducted through Panterra Petroleum ("Panterra"), a general partnership in which the Company owns a 74% interest. The Company proportionally consolidates its interest in Panterra. Activities in the Permian Basin are primarily contracted through an oil and gas property management company with extensive experience in the basin.

     The Company's presence in south Louisiana includes active management of its fee lands from which significant royalty income is derived. Royalty revenues from the fee lands were $6.9, $8.8 and $8.1 million for the years 1998, 1997 and 1996, respectively. St. Mary has encouraged development drilling by its lessees, facilitated the origination of new prospects on acreage not held by production and stimulated exploration interest in deeper, untested horizons. The Company's discovery on its fee lands at South Horseshoe Bayou in early 1997 and the successful confirmation well in early 1998 proved that significant accumulations of gas are sourced and trapped at depths below 16,000 feet. In August 1998 one of the wells in the South Horseshoe Bayou project experienced shut-in production due to mechanical problems. These mechanical problems and premature water encroachment caused the Company to reduce the project's proved reserves by 38.8 BCFE, of which 23.7 BCFE were reclassified to the probable reserve category and
15.1 BCFE were written off. An untested fault block to the north of the existing production will be drilled at South Horseshoe Bayou in 1999.

     St. Mary seeks to make selective niche acquisitions of oil and gas properties that complement its existing operations, offer economies of scale and provide further development and exploration opportunities based on proprietary geologic concepts. Management believes that the Company's focus on smaller negotiated transactions where it has specialized geologic knowledge or operating experience has enabled it to acquire attractively-priced and under-exploited properties.

     The results of operations include several significant acquisitions made during recent years and their subsequent further development by the Company. In 1996 the Company purchased a 90% interest in the producing properties of Siete Oil & Gas Corporation for $10.0 million. A series of follow-on acquisitions of smaller interests in these properties during 1997 and 1998 totaled $5.8 million. The properties purchased from Siete solidified a new core area of focus in the Permian Basin of New Mexico and west Texas. St. Mary purchased additional interests in its Elk City Field located in Oklahoma in 1996 from Sonat Exploration Company for $5.7 million. In 1997 the Company acquired an 85% working interest in certain Louisiana properties of Henry Production Company for $3.9 million. Also in 1997 the Company purchased the interests of Conoco, Inc. in the Southwest Mayfield area in Oklahoma for $20.6 million. In late 1998 St. Mary, through Panterra, acquired the interests of Texaco, Inc. in several fields in the Williston Basin for $2.1 million.

     The Company pursues opportunities to monetize selected assets at a premium and as part of its continuing strategy to focus and rationalize its operations. In 1996 and 1997 the Company sold its interests in Wyoming for $2.9 million and its non-operated interests in south Texas for $5.4 million, respectively. In late 1998 St. Mary sold a package of non-strategic properties in Oklahoma to ONEOK Resources Company ("ONEOK") for $22.2 million and sold its remaining minor interests in Canada for $1.2 million.

     St. Mary has two principal equity investments, Summo Minerals Corporation ("Summo") and, until early 1997, the Company's Russian joint venture. The Company accounts for its investments in Summo and The Limited Liability Company Chernogorskoye ("the Russian joint venture") under the equity method and includes its share of the income or loss from these entities in its consolidated results of operations. In February 1997, the Company sold its interest in the Russian joint venture to Khanty Mansiysk Oil Corporation ("KMOC"), formerly known as Ural Petroleum Corporation, for $17.6 million.

     In February 1997 the Company closed the sale of 2,000,000 shares of common stock at $25.00 per share and closed the sale of an additional 180,000 shares in March 1997, pursuant to the underwriters' exercise of the over-allotment option. These transactions resulted in aggregate net proceeds of $51.2 million.

     In June 1998 the Company's stockholders approved an increase in the number of authorized shares of the Company's common stock from 15,000,000 to 50,000,000 shares.

     In August 1998 the Company's Board of Directors authorized a stock repurchase program whereby St. Mary may purchase from time-to-time, in open market transactions or negotiated sales, up to 1,000,000 of its own common shares. The Company has repurchased stock under this plan in 1998 and 1999.

     The Company seeks to protect its rate of return on acquisitions of producing properties by hedging up to the first 24 months of an acquisition's production at prices approximately equal to those used in the Company's acquisition evaluation and pricing model. The Company also periodically uses hedging contracts to hedge or otherwise reduce the impact of oil and gas price fluctuations on production from each of its core operating areas. The Company's strategy is to ensure certain minimum levels of operating cash flow and to take advantage of windows of favorable commodity prices. The Company generally limits its aggregate hedge position to no more than 50% of its total production. The Company seeks to minimize basis risk and indexes the majority of its oil hedges to NYMEX prices and the majority of its gas hedges to various regional index prices associated with pipelines in proximity to the Company's areas of gas production. The Company has hedged approximately 45% of its estimated 1999 gas production at an average fixed price of $2.10 per MMBtu, approximately 9% of its estimated 1999 oil production at an average fixed price of $15.11 per Bbl and approximately 8% of its estimated 2000 oil production at an average fixed price of $14.76 per Bbl. The Company has also purchased options resulting in price collars on approximately 7% of the Company's estimated 1999 gas production with price ceilings between $2.00 and $2.63 per MMBtu and price floors between $1.50 and $1.90 per MMBtu.

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

Results of Operations

The following table sets forth selected operating data for the periods indicated:



                                                     Years Ended December 31,
                                                   ----------------------------
                                                    1998       1997       1996
                                                   -------    -------    -------
                                                  (In thousands, except BOE data)

   Oil and gas production revenues:
     Working interests............................ $63,771    $66,957    $48,685
     Louisiana royalties..........................   6,877      8,807      8,089
                                                   -------    -------    -------
          Total................................... $70,648    $75,764    $56,774
                                                   =======    =======    =======
   Net production:
     Oil (MBbls)..................................   1,275      1,188      1,186
     Gas (MMcf)...................................  25,440     22,900     15,563
                                                   -------    -------    -------
     MBOE.........................................   5,515      5,005      3,780
                                                   =======    =======    =======

   Average sales price (1):
     Oil (per Bbl)................................  $12.98     $18.87     $18.64
     Gas (per Mcf)................................  $ 2.13     $ 2.33     $ 2.23

   Oil and gas production costs:
     Lease operating expenses..................... $12,929    $10,463     $8,615
     Production taxes.............................  4,076      4,795      4,282
                                                   -------    -------    -------
          Total................................... $17,005    $15,258    $12,897
                                                   =======    =======    =======

   Additional per BOE data:
     Sales price................................... $12.81     $15.14     $15.02
     Lease operating expenses......................   2.34       2.09       2.28
     Production taxes..............................    .74        .96       1.13
                                                   -------    -------    -------
          Operating margin......................... $ 9.73     $12.09     $11.61

     Depletion, depreciation and amortization...... $ 4.52     $ 3.67     $ 3.37
     Impairment of proved properties............... $ 3.17     $ 1.04     $  .11
     General and administrative.................... $ 1.29     $ 1.53     $ 2.01

----------
      (1) Includes the effects of the Company's hedging activities.

         Oil and Gas Production Revenues. Oil and gas production revenues decreased $5.1 million, or 7% to $70.6 million in 1998 compared to $75.8 million in 1997. Oil production volumes increased 7% and gas production volumes increased 11% in 1998 compared to 1997. Average net daily production reached
15.1 MBOE in 1998 compared to 13.7 MBOE in 1997. This production increase resulted from new properties acquired and drilled during 1998 and late 1997. Major acquisitions affecting the production increase included the Southwest Mayfield properties in Oklahoma purchased from Conoco and the Louisiana properties purchased from Henry Production Company in 1997, the acquisition of certain producing properties in Texas from Stroud Exploration in 1998, and the additional interests purchased in the Siete properties during 1997 and 1998. Successful drilling results in the South Horseshoe Bayou and Haynesville fields in Louisiana, the Box Church Field in Texas and the Company's Oklahoma drilling program also contributed to the 1998 production increase. These production increases were only slightly offset by the sale of certain Oklahoma properties to ONEOK Resources Company in late 1998.

         The average realized oil price for 1998 decreased 31% to $12.98 per Bbl, while average realized gas prices decreased 9% to $2.13 per Mcf, from their respective 1997 levels. The Company hedged approximately 20.1% of its oil production for 1998 or 257 MBbls at an average NYMEX price of $19.423. The Company realized a $435,000 increase in oil revenue or $.34 per Bbl for 1998 on these contracts compared to a $293,000 decrease or $.25 per Bbl in 1997. The Company also hedged 45.3% of its 1998 gas production or 11,520 MMBtu at an average indexed price of $2.343. The Company realized a $1.4 million increase in gas revenues or $.06 per Mcf for 1998 from these hedge contracts compared to a $2.9 million decrease in gas revenues or $.13 per Mcf in 1997.

         Oil and gas production revenues increased $19.0 million, or 33% to $75.8 million in 1997 compared to $56.8 million in 1996. Oil production volumes remained constant between 1997 and 1996 while gas production volumes increased 47% in 1997 compared to 1996. Average net daily production reached 13.7 MBOE in 1997 compared to 10.3 MBOE in 1996. This production increase resulted from new properties acquired and drilled during 1997. Major acquisitions included the Southwest Mayfield properties purchased from Conoco, the acquisition of Louisiana properties from Henry Production Company, and the additional interests purchased in the Siete properties. Successful drilling results in the Box Church Field in Texas and the South Horseshoe Bayou prospect in south Louisiana also contributed to the 1997 production increase. These production increases were partially offset by the sale of the Company's south Texas non-operated properties. The average realized oil price for 1997 increased 1% to $18.87 per Bbl, while realized gas prices increased 4% to $2.33 per Mcf, from their respective 1996 levels. The Company hedged approximately 16% of its oil production for 1997 or 185 MBbls at an average NYMEX price of $18.36. The Company realized a $293,000 decrease in oil revenue or $.25 per Bbl for 1997 on these contracts compared to a $2.6 million decrease or $2.20 per Bbl in 1996. The Company also hedged 27% of its 1997 gas production or 6,687 MMBtu at an average indexed price of $2.06. The Company realized a $2.9 million decrease in gas revenues or $.13 per Mcf for 1997 from these hedge contracts compared to a $1.65 million decrease or $.11 per Mcf in 1996.

         Oil and Gas Production Costs. Oil and gas production costs consist of lease operating expense and production taxes. Total production costs increased $1.7 million, or 11% in 1998 to $17.0 million compared with $15.3 million in 1997, while total oil and gas production costs per BOE increased only 1% to $3.08 in 1998 compared with $3.05 in 1997. Total production costs increased $2.4 million, or 18% in 1997 to $15.3 million compared with $12.9 million in 1996. However, total oil and gas production costs per BOE declined 11% to $3.05 in 1997 compared to $3.41 per BOE in 1996.

         Depreciation, Depletion, Amortization and Impairment. Depreciation, depletion and amortization expense ("DD&A") increased $6.5 million or 36% to $24.9 million in 1998 compared with $18.4 million in 1997. This increase resulted from increased production volumes of new properties acquired and drilled in 1998 and late 1997. Significant contributors were the Southwest Mayfield properties acquired from Conoco in the fourth quarter of 1997 and the reduction of proved reserves at South Horseshoe Bayou. Decreases in reserve volumes caused by the adverse impact of low oil prices in the Williston Basin and mechanical problems at South Horseshoe Bayou also contributed to the DD&A increase. DD&A expense per BOE increased 23% to $4.52 in 1998 compared to $3.67 in 1997 due to higher drilling and acquisition costs per BOE and the factors mentioned above. Impairment of proved oil and gas properties increased $12.3 million to $17.5 million in 1998 compared with $5.2 million in 1997. These charges mainly resulted from a decline in the value of the Company's oil and gas reserves brought about by lower prices at December 31, 1998, the reduction of proved reserves at South Horseshoe Bayou, a $6.2 million charge associated with the unsuccessful deep test at the Company's Atchafalaya prospect in south Louisiana and marginal and unsuccessful development wells drilled in Oklahoma, Texas and Louisiana.

         Depreciation, depletion and amortization expense increased $5.7 million, or 44% to $18.4 million in 1997 compared with $12.7 million in 1996. This increase resulted from new properties acquired and drilled in 1997. DD&A expense per BOE increased 9% to $3.67 in 1997 compared to $3.37 in 1996 due to higher drilling and acquisition costs per BOE. Impairment of proved oil and gas properties increased $4.8 million to $5.2 million in 1997 compared with $408,000 in 1996. These charges resulted from a decline in the value of the Company's oil properties in the Williston Basin due to lower oil prices at year-end 1997 and the under-performance of a marginal field, as well as the under-performance of several gas fields in the Mid-Continent region.

         Abandonment and impairment of unproved properties increased $2.4 million or 115% to $4.5 million in 1998 compared to $2.1 million in 1997 due to additional impairments taken during 1998. Abandonment and impairment of unproved properties increased $608,000 or 41% to $2.1 million in 1997 compared to $1.5 million in 1996 due to additional impairments taken during 1997, partially offset by fewer abandonments of expired leases.

         Exploration. Exploration expense increased $4.9 million or 71% to $11.7 million for 1998 compared with $6.8 million in 1997 primarily due to higher geological and geophysical costs and the drilling of ten exploratory dry holes during 1998 in the Mid-Continent and south Louisiana regions, compared to better exploratory drilling results in 1997. The payment of $795,000 in delay rentals for the Company's Atachafalaya prospect area during 1998 also contributed to the increase in exploration expense. Exploration expense decreased $1.3 million or 16% to $6.8 million for 1997 compared with $8.2 million in 1996 primarily as a result of better exploratory drilling results in 1997 compared to 1996.

         General and Administrative. General and administrative expenses decreased $548,000 or 7% in 1998 compared to 1997 primarily due to the reduction of expenses related to the Company's Stock Appreciation Rights ("SAR") plan and a reduction in charitable contributions which is based on pre-tax income. General and administrative expenses were unchanged at $7.6 million for 1997 from 1996. Increased compensation costs, charitable contributions and insurance premium costs in 1997 were offset by a $1.4 million decrease in the expense associated with the SAR plan.

         Other operating expenses primarily consist of legal expenses in connection with ongoing oil and gas activities and oversight of the Company's mining investments. This expense decreased $140,000 or 50% in 1998 compared with 1997, primarily due to decreased activity in the pending litigation that seeks to recover damages from the drilling contractor for the St. Mary Land &
Exploration No. 1 well at South Horseshoe Bayou. Other operating expense increased $203,000 to $281,000 in 1997 compared with 1996, primarily due to legal expenses associated with the pending litigation for the St. Mary Land & Exploration No. 1 well.

         Equity in Income of Russian Joint Venture. The Company accounted for its investment in the Russian joint venture under the equity method and included its share of income or loss from the venture in its results of operations up to the point of sale. The equity in the net income of the Russian joint venture was $201,000 in 1997 and $1.7 million in 1996. As discussed under Outlook, the Company sold this investment in February 1997 resulting in a partial year of equity income recorded in 1997.

         Equity in Loss of Summo Minerals Corporation. The Company accounts for its investment in Summo under the equity method and includes its share of Summo's income or loss in its results of operations. The equity in the net loss of Summo was $661,000 in 1998, $526,000 in 1997, and $457,000 in 1996. Increased
losses are due to general and administrative expenses associated with the expansion of Summo's Denver office beginning in 1996 and with the appeals process for permitting of the Lisbon Valley Copper Project. The Company's ownership in Summo was 37% in 1998 and 1997 and was 49% in 1996.

         Non-Operating Income and Expense. Net interest and other non-operating expense increased $928,000 to $1.0 million in 1998 compared to $99,000 in 1997 due primarily to increased borrowings in 1998 to fund capital expenditures, and to lower borrowings in 1997 resulting from cash received from the sale of common stock. Net interest and other non-operating expense decreased $1.9 million to $99,000 in 1997 due to the reduction of the Company's debt with the proceeds of the sale of common stock in the first quarter of 1997.

         Income Taxes. Income taxes provided a net benefit of $5.4 million for 1998 resulting in an effective tax rate of 38%. The benefit reflects the effect of the book net operating loss and the compounded effect of Section 29 credits incurred in years when the Company reports a book loss. Income tax expense was $12.3 million in 1997 and $5.3 million in 1996, resulting in effective tax rates of 35% and 34%, respectively. The expense amounts in 1997 and 1996 reflect higher net income from continuing operations before income taxes for each year compared to the previous year, offset partially by the utilization of Section 29 tax credits.

         State tax expense was $24,000 in 1998, $1.6 million in 1997, and $700,000 in 1996. The significant decrease in state taxes in 1998 was caused by the book net operating loss which resulted from Louisiana activity in the South Horseshoe Bayou and Atchafalaya Bay prospects plus the effects on Colorado and other states of the Russian and Summo writedowns. Louisiana taxes for 1997 increased significantly as a result of higher Louisiana net income, primarily from royalty income, and working interest income from South Horseshoe Bayou and the Henry Production Company acquisition during 1997.

         Net Income. Net loss for 1998 was $8.8 million compared to net income of $23.1 million for 1997. A 9% reduction in gas prices and a 31% reduction in oil prices were only partially offset by an 11% percent increase in gas production volumes and a 7% increase in oil production volumes for the year. This resulted in a $5.1 million or 7% reduction in oil & gas production revenues. Gains on sales of proved properties of $7.7 million were offset by impairments of proved and unproved properties and increased DD&A expense resulting from lower reserve values; writedowns of the Russian convertible receivable and the Company's investment in Summo Minerals; and increased exploration expense brought about by unsuccessful exploration projects.

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

         The Company also realized gains net of income taxes from the sale of discontinued real estate of $34,000 in 1998, $488,000 in 1997 and $159,000 in 1996, respectively.

Liquidity and Capital Resources

         The Company's primary sources of liquidity are the cash provided by operating activities, debt financing, sales of non-strategic properties and access to the capital markets. The Company's cash needs are for the acquisition, exploration and development of oil and gas properties and for the payment of debt obligations, trade payables and stockholder dividends. The Company generally finances its exploration and development programs from internally generated cash flow, bank debt and cash and cash equivalents on hand. In 1997 the Company financed a large portion of its exploration and development programs with the proceeds from the sale of common stock. The Company continually reviews its capital expenditure budget based on changes in cash flow and other factors.

         Cash Flow. The Company's net cash provided by operating activities increased $2.3 million or 5% to $45.4 million in 1998 compared to $43.1 million in 1997. A significant decrease in accounts receivable resulting from lower oil and gas prices and reduced drilling activity was partially offset by increases in prepaid expenses and cash paid for interest. Net cash provided by operating activities increased 78% to $43.1 million in 1997 compared to $24.2 million in 1996. The significant increase in receipts for oil and gas revenues were partially offset by higher production costs and increased exploration expenses.

     The Company made cash payments of approximately $363,000 in 1998 and $1.6 million in 1997 in satisfaction of liabilities previously accrued under the SAR plan.

         Net cash used in investing activities decreased $30.5 million or 45% in 1998 to $37.0 million compared to $67.5 million in 1997. The decrease is primarily due to a $10.1 million increase in proceeds from sales of oil and gas properties in 1998, including the sale of the Russian joint venture in 1997, and a decrease of $23.1 million in cash paid for acquisitions of oil and gas properties in 1998. Total 1998 capital expenditures, including acquisitions of oil and gas properties, decreased $22.9 million or 28% to $58.6 million in 1998 compared to $81.5 million in 1997.

         Net cash used in investing activities increased $22.3 million or 49% in 1997 to $67.5 million compared to $45.2 million in 1996. This increase was primarily due to significantly increased capital expenditures for the Company's drilling programs, increased expenditures for acquisitions of oil and gas properties and additional investment in and loans to Summo, partially offset by $7.7 million of proceeds from the sale of oil and gas properties and $ 5.6 million in cash received from the sale of the Company's Russian joint venture. Total 1997 capital expenditures, including acquisitions of oil and gas properties, increased $33.0 million or 68% to $81.5 million in 1997 compared to $48.5 million in 1996.

         The Company was able to apply the majority of the proceeds from the sales of oil and gas properties in 1997 and 1996 to acquisitions of oil and gas properties in 1997 allowing tax-free exchanges of these properties for income tax purposes. A portion of the proceeds from sales of oil and gas properties in 1998 were also applied to acquisitions of oil and gas properties in 1999 under tax-free exchanges. In a tax-free exchange of properties the tax basis of the sold property carries over to the acquired property for tax purposes. Gains or losses for tax purposes are recognized by amortization of the lower tax basis of the property throughout its remaining life or when the acquired property is sold or abandoned.

         Net cash provided by (used in) financing activities decreased $35.8 million to net cash used of $7.7 million compared to net cash provided of $28.1 million in 1997. The decrease in cash provided was due to the $51.2 million received in 1997 from the sale of common stock compared to only $173,000 in 1998. This change was partially offset by a $3.2 million decrease in long-term debt in 1998 compared to a $21.0 million decrease in 1997. The Company also spent $2.5 million in 1998 to repurchase shares of its own common stock.

         Net cash provided by financing activities increased $5.5 million to $28.1 million in 1997 compared to $22.6 million in 1996. The Company received $51.2 million from the sale of common stock in the first quarter of 1997 and had a net reduction of borrowings of $21.0 million in 1997. The Company borrowed funds in 1996 for the expanded capital expenditure programs and reserve acquisitions. The Company increased its quarterly dividend 25% to $.05 per share effective with the quarterly dividend declared in January 1997 and paid in February 1997, resulting in dividends paid in 1997 of $2.1 million compared to $1.4 million in 1996.

         The Company had $7.8 million in cash and cash equivalents and had working capital of $9.8 million as of December 31, 1998 compared to $7.1 million in cash and cash equivalents and working capital of $9.6 million as of December 31, 1997. A decrease in accounts receivable was offset by an decrease in accounts payable and a slight increase in cash and cash equivalents.

         Credit Facility. On June 30, 1998, the Company entered into a new long-term revolving credit agreement that replaced the agreement dated March 1, 1993 and amended in April 1996. The new credit agreement specifies a maximum loan amount of $200.0 million and had an initial aggregate borrowing base of $115.0 million. The lender may periodically re-determine the aggregate borrowing base depending upon the value of the Company's oil and gas properties and other assets. In December 1998 the borrowing base was reduced by the lender to $105.0 million as a result of the sale of certain producing properties in Oklahoma to ONEOK. The accepted borrowing base was $40.0 million at December 31, 1998. The credit agreement has a maturity date of December 31, 2005, and includes a revolving period that matures on December 31, 2000. The Company can elect to allocate up to 50% of available borrowings to a short-term tranche due in 364 days. The Company must comply with certain covenants including maintenance of stockholders' equity at a specified level and limitations on additional indebtedness. As of December 31, 1998 and 1997, $10.5 million and $14.5 million, respectively, was outstanding under this credit agreement. These outstanding balances accrue interest at rates determined by the Company's debt to total capitalization ratio. During the revolving period of the loan, loan balances accrue interest at the Company's option of either (a) the higher of the Federal Funds Rate plus 1/2% or the prime rate, or (b) LIBOR plus 1/2% when the Company's debt to total capitalization is less than 30%, up to a maximum of either (a) the higher of the Federal Funds Rate plus 5/8% or the prime rate plus 1/8%, or (b) LIBOR plus 1-1/4% when the Company's debt to total capitalization is equal to or greater than 50%.

         Panterra, in which the Company has a 74% general partnership interest, has a separate credit facility with a $21.0 million borrowing base as of December 31, 1998, and $12.0 million and $11.0 million outstanding as of December 31, 1998 and 1997, respectively. In June 1997, Panterra entered into this credit agreement replacing a previous agreement due March 31, 1999. The new credit agreement includes a revolving period converting to a five-year amortizing loan on June 30, 2000. During the revolving period of the loan, loan balances accrue interest at Panterra's option of either the bank's prime rate or LIBOR plus 3/4% when the Partnership's debt to partners' capital ratio is less than 30%, up to a maximum of either the bank's prime rate or LIBOR plus 1-1/4% when the Partnership's debt to partners' capital ratio is greater than 100%.

         Common Stock. In February 1997 the Company closed the sale of 2,000,000 shares of common stock at $25.00 per share and closed the sale of an additional 180,000 shares in March 1997 pursuant to the underwriters' exercise of the over-allotment option. These transactions resulted in aggregate net proceeds of $51.2 million. The proceeds of these sales were used to fund the Company's exploration, development and acquisition programs, and pending such use were used to repay borrowings under its credit facility.

         In June 1998 the Company's stockholders approved an increase in the number of authorized shares of the Company's common stock from 15,000,000 to 50,000,000 shares.

         In August 1998 the Company's Board of Directors authorized a stock repurchase program whereby St. Mary may purchase from time-to-time, in open market transactions or negotiated sales, up to 1,000,000 of its common shares. During 1998 the Company repurchased a total of 147,800 shares of its common stock under the program for $2.5 million at a weighted-average price of $16.71 per share. In early 1999 the Company repurchased an additional 35,000 shares for $15.00 per share. Management anticipates that additional purchases of shares by the Company may occur as market conditions warrant. Such purchases will be funded with internal cash flow and borrowings under the Company's credit facility.

         Capital and Exploration Expenditures. The Company's expenditures for exploration and development of oil and gas properties and acquisitions are the primary use of its capital resources. The following table sets forth certain information regarding the costs incurred by the Company in its oil and gas activities during the periods indicated.

                                     Capital and Exploration Expenditures
                                    --------------------------------------
                                               For the Years Ended
                                                   December 31,
                                    --------------------------------------
                                       1998         1997           1996
                                    ---------    ---------      ---------
                                               (In thousands)
       Development                   $32,191      $39,030        $16,709
       Exploration:
         Domestic                     17,767       15,311         11,910
         International                  -              16             84
       Acquisitions:
         Proved                        4,204       27,291         20,957
         Unproved                      3,693        7,565          2,941
                                    ---------    ---------      --------

             Total                   $57,855      $89,213        $52,601
                                    =========    =========      =========

       Russian joint venture  (a)    $  -         $  -           $ 3,881
                                    =========    =========      =========

------------

     (a) In February 1997, the Company sold its interest in the Russian joint venture.

         The Company's total costs incurred in 1998 decreased $31.4 million or 35% compared to 1997. Proved property acquisitions decreased $23.1 million in 1998. In December 1998 Panterra acquired certain properties in the Williston Basin for $2.8 million, of which the Company's share was $2.1 million. Follow-on acquisitions relating to interests purchased in the Permian Basin in 1996 amounted to $1.2 million in 1998, and certain properties were acquired in Texas for $510,000. Several smaller acquisitions were also completed during 1998 totaling $390,000. The Company spent $53.7 million in 1998 for unproved property acquisitions and domestic exploration and development compared to $61.9 million in 1997.

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

         Outlook. The Company believes that its existing capital resources, cash flows from operations and available borrowings are sufficient to meet its anticipated capital and operating requirements for 1999.

         The Company generally allocates approximately 85% of its capital budget to low to moderate-risk exploration, development and niche acquisition programs in its core operating areas. The remaining portion of the Company's capital budget is directed to higher-risk, large exploration ideas that have the potential to increase the Company's reserves by 25% or more in any single year.

         The Company anticipates spending approximately $71.0 million for capital and exploration expenditures in 1999 with $37.0 million allocated for ongoing exploration and development in its core operating areas, $25.0 million for niche acquisitions of producing properties and $9.0 million for large-target, higher-risk exploration and development.

         Anticipated ongoing exploration and development expenditures for each of the Company's core areas include $22.0 million in the Mid-Continent region, $6.5 million in the ArkLaTex region, $2.0 million in the Williston Basin and $6.5 million allocated within the Permian Basin and south Louisiana regions.

         The Company has several prospects in its pipeline of large-target exploration ideas and expects to commence the drilling of six significant tests in 1999 at its Stallion, South Horseshoe Bayou, Edgerly, North Parcperdue and Patterson projects in south Louisiana, and at its Carrier project in east Texas.

         The  amount  and   allocation   of  future   capital  and   exploration
expenditures will depend upon a number of factors including the number of available acquisition opportunities, the Company's ability to assimilate such acquisitions, the impact of oil and gas prices on investment opportunities, the availability of capital and borrowing capability and the success of its development and exploratory activity which could lead to funding requirements for further development.

         The Company continuously evaluates opportunities in the marketplace for oil and gas properties and, accordingly, may be a buyer or a seller of properties at various times. St. Mary will continue to emphasize smaller niche acquisitions utilizing the Company's technical expertise, financial flexibility and structuring experience. In addition, the Company is also actively seeking larger acquisitions of assets or companies that would afford opportunities to expand the Company's existing core areas, to acquire additional geoscientists or to gain a significant acreage and production foothold in a new basin within the United States.

         The Company, through a subsidiary, owns 9.9 million shares or 37% of Summo, a North American copper mining company focusing on finding late exploration stage, low to medium-sized copper deposits in the United States amenable to the SX-EW extraction process. Summo's common shares are listed on the Toronto stock exchange under the symbol "SMA". The persistence of depressed commodity prices and increased worldwide inventory levels of copper have caused Summo's stock price to decline. Management believes that this stock price decline is not temporary and that its value is impaired. Consequently, the Company wrote down its net investment in Summo to net realizable value in the fourth quarter of 1998. Management believes the recorded net investment is recoverable.

         In May 1997 the Company entered into an agreement to receive a 55% interest in Summo's Lisbon Valley Copper Project (the "Project") in return for the Company contributing $4.0 million in cash, all of its outstanding stock in Summo, and $8.6 million in letters of credit to a single purpose company, Lisbon Valley Mining Company LLC ("LVMC"), formed to own and operate the Project. Summo will contribute the property, all project permits and contracts, $3.2 million in cash, and a commitment for $45 million senior debt financing in return for a 45% interest in LVMC. The agreement is subject to certain conditions including the finalization of the necessary project financing.

         The Company has agreed to provide Summo with interim financing of up to $3.5 million for the Project in the form of a loan bearing interest at the prime rate plus 1% due in June 1999. As security for this loan, Summo pledged its interest in LVMC to the Company in November 1998. As of December 31, 1998, $2.9 million was outstanding under the loan, and additional amounts totaling $188,000 have been advanced to Summo under this loan to date in 1999. At the Company's option, the principal amounts advanced by the Company under the note are convertible into shares of Summo common stock at a defined conversion price. Upon finalization of the necessary project financing for LVMC, the Company may elect to deem the outstanding principal amount of the note as a capital contribution in partial satisfaction of its capital commitments as set forth in the May 1997 agreement. Accrued interest on the loan will be forgiven if the Company makes this election.

         In September 1998 Summo received final regulatory approval to develop the Project. Future development and financial success of the Project are largely dependent on the market price of copper, which is determined in world markets and is subject to significant fluctuations. Current copper prices have declined to ten-year lows and do not justify construction and development of the Project at this time. Management believes that copper prices will recover and that the Project will have considerable value at that time. The Company has the ability to fund the carrying costs of the property and the intent to retain its interest in the Project until copper prices do recover. However, there can be no assurance that the Company will realize a return on its investment in Summo or the Project.

         In February 1997 the Company sold its interest in the Russian joint venture to KMOC. The Company received cash consideration of approximately $5.6 million before transaction costs, KMOC common stock valued at approximately $1.9 million, and a receivable in a form equivalent to a retained production payment of approximately $10.1 million plus interest at 10% per annum from the limited liability company formed to hold the Russian joint venture. The Company's receivable is collateralized by the partnership interest sold. The Company has the right, subject to certain conditions, to require KMOC to purchase the Company's receivable from the net proceeds of an initial public offering of KMOC common stock. Alternatively, the Company may elect to convert all or a portion of its receivable into KMOC common stock immediately prior to an initial public offering of KMOC common stock or on or after March 10, 2000, whichever occurs first. Uncertain economic conditions in Russia and lower oil prices have affected the carrying value of the convertible receivable. Consequently, the Company reduced the carrying amount of the receivable to its minimum conversion value during 1998, incurring a pre-tax charge to operations of $4.6 million.

         Impact of the Year 2000 Issue. The following Year 2000 statements constitute a Year 2000 Readiness Disclosure within the meaning of the Year 2000 Information and Readiness Disclosure Act of 1998.

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

         The Company's approach to determining and mitigating the impact on the Company of Year 2000 compliance issues is comprised of five phases:

     i) Review and assessment of all internal information technology (IT) systems and significant non-IT systems for Year 2000 compliance;
    ii) Identify and  prioritize  systems with Year 2000  compliance  issues;
   iii) Repair or replace and test non-Year 2000 compliant systems;
    iv) Survey and assess the Year 2000 readiness of the Company's significant vendors, suppliers, purchasers and transporters of oil and natural gas; and,
     v) Design and implement contingency plans for those systems, if any, that cannot be made Year 2000 compliant before December 31, 1999.

         The Company completed phases i) and ii) of its plan by August 1998, and identified the systems requiring repair or replacement in order to be Year 2000 compliant. This review and assessment was completed using outside consultants as well as Company personnel. The Company determined that of its major systems, the software it uses for reservoir engineering, its telephone system, a significant number of the personal computers used by Company personnel and the computer system used by Panterra should be updated or replaced.

         Phase iii) of the Company's plan of repair and replacement of non-Year 2000 compliant systems is approximately 90% complete. The telephone system and personal computers have been replaced with Year 2000 compliant hardware and software as part of the Company's ongoing upgrade program. The Company purchased a Year 2000 compliant release of the reservoir engineering system and anticipates conversion to and testing of the new system in the second quarter of 1999. In the fourth quarter of 1998 Panterra licensed a Year 2000 compliant system and converted to the new system in January 1999. The systems that have been either upgraded or replaced will be further tested to confirm their Year 2000 compliance. This testing is planned for completion in the second quarter of 1999. The Company presently believes that other less significant IT and non-IT systems can be upgraded to mitigate any Year 2000 issues with modifications to existing software or conversions to new systems. Modifications or conversions to new systems for the less significant systems, if not completed timely, would have neither a material impact on the operations of the Company nor on its results of operations.

         Under phase iv) of the plan, the Company initiated formal communications with its significant vendors, suppliers and purchasers and transporters of oil and natural gas to determine the extent to which the Company is vulnerable to those third parties' failures to remediate their own Year 2000 issues. The process of collecting information from these third parties is approximately 40% complete. All of the responses received to date are positive in assuring that the respondents will be Year 2000 compliant on a timely basis. Completion of phase iv) of the plan is anticipated in the third quarter of 1999. Until this phase of the plan is complete, management cannot currently predict if third party compliance issues will materially affect the Company's operations. There can be no assurance that the systems of these third parties will be converted timely, or that a failure to remediate Year 2000 compliance issues by another company would not have a material adverse effect on the Company.

         Phase v) of the Company's Year 2000 plan, the design and implementation of contingency plans for those systems, if any, that cannot be made Year 2000 compliant before December 31, 1999, will be addressed in the last half of 1999.

         Through December 31, 1998, the Company has spent approximately $450,000 on its Year 2000 efforts. This includes the costs of consultants as well as the cost of repair or replacement of non-compliant hardware and software systems. Additional costs to complete the Company's plan are estimated at approximately $50,000. The Company has not specifically tracked its internal costs of addressing the Year 2000 issue. However, management does not believe these costs to be material.

         The Company has not completed a comprehensive analysis of the operational problems and costs that would be reasonably likely to result from the Company or its significant third parties' failure to timely complete efforts to remediate Year 2000 issues. Potential "worst case" impacts could include the inability of the Company to deliver its production to, or receive payment from, third parties purchasing or transporting the Company's production; the inability of third party vendors to provide needed materials or services to the Company for ongoing or future exploration, development or producing operations; and the inability of the Company to execute financial transactions with its banks or third parties whose systems fail or malfunction.

         The Company currently has no reason to believe that any of these contingencies will occur or that its principal vendors, customers and business partners will not be Year 2000 compliant. However, there can be no assurance that the Company will be able to identify and correct all Year 2000 problems or implement a satisfactory contingency plan. Therefore, there can be no assurance that the Year 2000 issue will not materially impact the Company's results of operations or adversely affect its relationships with vendors, customers and other business partners.

Accounting Matters

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective for financial statements for periods beginning after December 15, 1997. The Statement requires the Company to report certain information about operating segments in its financial statements and certain information about its products and services, the geographic areas in which it operates and its major customers. The Company operates predominantly in one industry segment, which is the exploration, development and production of natural gas and crude oil, and the Company's operations are conducted entirely in the United States

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Statement requires companies to report all derivatives at fair value as either assets or liabilities and bases the accounting treatment of the derivatives on the reasons an entity holds the instrument. The Company is currently reviewing the effects this Statement will have on the financial statements in relation to the Company's hedging activities.

Effects of Inflation and Changing Prices

         Within the United States inflation has had a minimal effect on the Company. The Company cannot predict the future extent of any such effect.

         The Company's results of operations and cash flows are affected by material changes in oil and gas prices. Oil and gas prices are strongly impacted by global influences on the supply and demand for petroleum products. Oil and gas prices are further impacted by the quality of the oil and gas to be sold and the location of the Company's producing properties in relation to markets for the products. Oil and gas price increases or decreases have a corresponding effect on the Company's revenues from oil and gas sales. Oil and gas prices also affect the prices charged for drilling and related services. If oil and gas prices increase, there could be a corresponding increase in the cost to the Company for drilling and related services, although offset by an increase in revenues. Also, as oil and gas prices increase, the cost of acquisitions of producing properties increases, which could limit the number and accessibility of quality properties on the market.

         Material changes in oil and gas prices affect the current and future value of the Company's estimated proved reserves and the borrowing capability of the Company, which is largely based on the value of such proved reserves. Oil and gas price changes have a corresponding effect on the value of the Company's estimated proved reserves and the available borrowings under the Company's credit facility.

         During the first half of 1998 the Company experienced an increase in the cost of drilling and related services resulting from shortages in available drilling rigs, drilling and technical personnel, supplies and services. However, service costs stabilized about mid-year 1998 and have begun to decline. The last half of 1998 was characterized by historically low oil prices and weakening gas markets. Capital has left the oil and gas industry and has caused a significant drop in the number of working drilling rigs. Consequently, in early 1999 there is an abundance of available drilling rigs, personnel, supplies and services with a corresponding reduction of costs. If oil and gas prices increase, there could be a return to shortages and corresponding increases in the cost to the Company of exploration, drilling and production of oil and gas.

Financial Instrument Market Risk

         Directly, and through its 74% investment in Panterra, the Company holds derivative contracts and financial instruments that have cash flow and net income exposure to changes in commodity prices or interest rates. Financial and commodity-based derivative contracts are used to limit the risks inherent in some crude oil and natural gas price changes that have an effect on the Company. In prior years the Company has occasionally hedged interest rates, and may do so in the future should circumstances warrant.

         The Company's Board of Directors has adopted a policy regarding the use of derivative instruments. This policy requires every derivative used by the Company to relate to underlying offsetting positions, anticipated transactions or firm commitments. It prohibits the use of speculative, highly complex or leveraged derivatives. Under the policy, the Chief Executive Officer and Vice President of Finance must review and approve all risk management programs that use derivatives. The Audit Committee of the Company's Board of Directors also periodically reviews these programs.

         Commodity Price Risk. The Company uses various hedging arrangements to manage the Company's exposure to price risk from its natural gas and crude oil production. These hedging arrangements have the effect of locking in for specified periods, at predetermined prices or ranges of prices, the prices the Company will receive for the volumes to which the hedge relates. Consequently, while these hedging arrangements are structured to reduce the Company's exposure to decreases in prices associated with the hedged commodity, they also limit the benefit the Company might otherwise receive from any price increases associated with the hedged commodity. A hypothetical 10% change in the year-end market prices of commodity-based swaps and futures contracts on a notional amount of 11,250 MMBtu would have caused a potential $1.9 million change in net loss before income taxes for the Company for contracts in place on December 31, 1998. Results of operations for Panterra (a non-taxable entity) would have changed by $48,000 on a notional amount of 39 MBbls. These changes were not discounted to present value since the latest expected maturity date of all of the swaps and futures contracts is less than one year from the reporting date. The derivative gain or loss effectively offsets the loss or gain on the underlying commodity exposures that have been hedged. The fair values of the swaps are estimated based on quoted market prices of comparable contracts and approximate the net gains or losses that would have been realized if the contracts had been closed out at year end. The fair values of the futures are based on quoted market prices obtained from the New York Mercantile Exchange.

         Interest Rate Risk. Market risk is estimated as the potential change in fair value resulting from an immediate hypothetical one percentage point parallel shift in the yield curve. The sensitivity analysis presents the hypothetical change in fair value of those financial instruments held by the Company at December 31, 1998, which are sensitive to changes in interest rates. For fixed-rate debt, interest rate changes affect the fair market value but do not impact results of operations or cash flows. Conversely for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future results of operations and cash flows, assuming other factors are held constant. The carrying amount of the Company's floating rate debt approximates its fair value. At December 31, 1998, the Company had floating rate debt of $19.4 million and had no fixed rate debt. Assuming constant debt levels, the results of operations and cash flows impact for the next year resulting from a one percentage point change in interest rates would be approximately $190,000 before taxes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Financial Statements that constitute Item 8 follow the text of this report. An index to the Consolidated Financial Statements and Schedules appears in Item 14(a) of this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item is incorporated by reference from the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item is incorporated by reference from the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         The information required by this Item is incorporated by reference from the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated by reference from the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)(1) and (a)(2) Financial Statements and Financial Statement Schedules:

    Report of Independent Public Accountants (Arthur Andersen LLP).........  F-1
    Report of Independent Accountants (PricewaterhouseCoopers LLP).........  F-2
    Consolidated Balance Sheets............................................  F-3
    Consolidated Statements of Operations..................................  F-4
    Consolidated Statements of Stockholders' Equity........................  F-5
    Consolidated Statements of Cash Flows..................................  F-6
    Notes to Consolidated Financial Statements.............................  F-8

         All other schedules are omitted because the required information is not applicable or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the Consolidated Financial Statements and Notes thereto.

    (b) Reports on Form 8-K. One report on Form 8-K dated December 30, 1998 regarding the sale of certain Oklahoma properties to ONEOK Resources Company was filed during the last quarter of 1998.

     (c) Exhibits. The following exhibits are filed with or incorporated into this report on Form 10-K:

      Exhibit
      Number    Description

      3.1*      Restated  Certificate  of  Incorporation  of  the Registrant, as
                amended
      3.1A*     Restated Certificate of  Incorporation of the  Registrant (as of
                November 17, 1992)
      3.2*      Restated Bylaws of the Registrant
      10.3*     Stock Option Plan
      10.4*     Stock Appreciation Rights Plan
      10.5*     Cash Bonus Plan
      10.6*     Net Profits Interest Bonus Plan
      10.7*     Summary Plan Description/Pension Plan dated January 1, 1985
      10.8*     Non-qualified Unfunded Supplemental Retirement Plan, as amended
      10.10*    Summary Plan Description Custom 401(k) Plan and Trust
      10.11*    Stock Option Agreement - Mark A. Hellerstein
      10.12*    Stock Option Agreement - Ronald D. Boone
      10.13*    Employment Agreement between Registrant and Mark A. Hellerstein
      10.14     Summary Plan  Description  401(k)  Profit Sharing  Plan filed as
                Exhibit 10.34 on  Registrant's  Annual Report on Form 10-K (File
                No. 0-20872) for the year ended December 31, 1994
      10.15     Summary Plan  Description/Pension Plan dated December 30, 1994 filed as Exhibit 10.35 on  Registrant's  Annual Report on Form
                10-K (File No. 0-20872) for the year ended December 31, 1994

      10.16     Second  Restated  Partnership  Agreement -  Panterra   Petroleum
                filed  as Exhibit 10.41 on Registrant's  Annual  Report on  Form
                10-K (File No. 0-20872) for the year ended December 31, 1995
      10.17     Purchase  and  Sale   Agreement   between   Siete  Oil  &  Gas
                Corporation and Registrant  incorporated by reference from the
                Exhibit 10.42 filed on Registrant's Current Report on Form 8-K
                (File  No.  0-20872)  dated  June  28,  1996,  as  amended  by
                Registrant's Current Report on Form 8-K/A (File No.
                0-20872) dated June 28, 1996
      10.18     Acquisition  Agreement  regarding  the  sale of the  Company's
                interest  in  the  Russian  joint  venture   incorporated   by
                reference from the Exhibit 10.43 filed on Registrant's Current
                Report on Form 8-K (File No. 0-20872) dated December 16, 1996
      10.19     Employment  Agreement  between  Registrant and Ralph H. Smith, effective October 1, 1995,  incorporated by reference from the
                Exhibit 99 filed on  Registrant's  Current  Report on Form 8-K
                (File No.
                0-20872) dated January 28, 1997
      10.20     St. Mary Land &  Exploration  Company  Stock Option Plan dated
                November 21, 1996,  incorporated by reference from the Exhibit
                10.47 filed on  Registrant's  Annual Report on Form 10-K (File
                No. 0-20872) for the year ended December 31, 1996
      10.21     St. Mary Land &  Exploration  Company  Incentive  Stock Option
                Plan incorporated by reference from the Exhibit 10.48 filed on
                Registrants  Annual Report on Form 10-K (File No. 0-20872) for
                the year ended December 31, 1996
      10.22     St. Mary Land & Exploration  Company  Employee  Stock Purchase
                Plan incorporated by reference from the Exhibit 10.48 filed on
                Registrants  Annual Report on Form 10-K (File No. 0-20872) for
                the year ended December 31, 1997
      10.23     Credit  Agreement dated June 30, 1998, incorporated by reference from the Exhibit  10.52 filed on Form 10-Q dated June 30, 1998
      10.24     Purchase and Sale  Agreement  dated  November 12, 1998 between
                ONEOK  Resources  Company,  incorporated by reference from the
                Exhibit 10.53 filed on Registrant's Current Report on Form 8-K
                (File No.
                0-20872) dated December 30, 1998
      10.25     Credit   Agreement  between  Panterra  Petroleum  and   Colorado
                National Bank dated June 17, 1997
      10.26     Agreement between Summo Minerals Corporation, Summo USA Corpora-
                tion, St. Mary Land & Exploration Company, and St. Mary Minerals
                Inc. re the formation of Lisbon Valley Mining  Company dated May
                15, 1997
      10.27     Pledge and Security  Agreement  From Summo USA  Corporation  and
                Lisbon  Valley Mining Co. LLC to St. Mary  Minerals  Inc.  dated
                November 23, 1998
      10.28     Deed of Trust,  Assignment  of Rents and  Security  Agreement by
                Lisbon Valley Mining  Co. LLC and Stewart Title Guaranty Company
                for the benefit of St. Mary Minerals Inc.dated November 23, 1998
      21.1*     Subsidiaries of Registrant
      23.3      Consent of Arthur Andersen LLP
      23.4      Consent of PricewaterhouseCoopers LLP
      24.1      Power of Attorney (included on signature page of this document)
      27.1      Financial Data Schedule

         * Incorporated by reference from Registrant's Registration Statement on Form S-1 (File No. 33-53512).

    (d) Financial Statement Schedules.  See Item 14(a) above.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS






Board of Directors and Stockholders
St. Mary Land & Exploration Company and Subsidiaries:

We have audited the accompanying consolidated balance sheets of St. Mary Land & Exploration Company (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of St. Mary Land & Exploration Company and subsidiaries as of December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.





ARTHUR ANDERSEN LLP


Denver, Colorado,
    February 17, 1999.

                        REPORT OF INDEPENDENT ACCOUNTANTS






Board of Directors and Stockholders
St. Mary Land & Exploration Company and Subsidiaries:

We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of St. Mary Land & Exploration Company and Subsidiaries for the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of St. Mary Land & Exploration Company and Subsidiaries for the year ended December 31, 1996, in conformity with generally accepted accounting principles.



PricewaterhouseCoopers LLP


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

ITEM 8.  FINANCIAL STATEMENTS AND SUPLEMENTARY DATA


              ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                     ASSETS
                                                                                            December 31,
                                                                                    --------------------------
                                                                                     1998              1997
                                                                                   ---------         ---------
Current assets:
    Cash and cash equivalents                                                       $ 7,821           $ 7,112
    Accounts receivable                                                              17,937            24,320
    Prepaid expenses and other                                                          795               112
    Refundable income taxes                                                             391               246
    Deferred income taxes                                                               125               122
                                                                                   ---------         ---------
      Total current assets                                                           27,069            31,912
                                                                                   ---------         ---------

Property and equipment (successful efforts method), at cost:
    Proved oil and gas properties                                                   241,021           246,468
    Unproved oil and gas properties, net of impairment
       allowance of $5,987 in 1998 and $3,032 in 1997                                25,588            28,615
    Other                                                                             4,051             3,386
                                                                                   ---------         ---------
                                                                                    270,660           278,469
    Less accumulated depletion, depreciation, amortization and impairment          (126,835)         (120,988)
                                                                                   ---------         ---------
                                                                                    143,825           157,481
                                                                                   ---------         ---------
Other assets:
    Khanty Mansiysk Oil Corporation receivable and stock                              6,839            12,003
    Summo Minerals Corporation  investment and receivable                             2,869             6,691
    Restricted cash                                                                     720                -
    Other assets                                                                      3,175             4,048
                                                                                   ---------         ---------
                                                                                     13,603            22,742
                                                                                   ---------         ---------
                                                                                   $184,497          $212,135
                                                                                   =========         =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                               $ 16,926          $ 21,817
    Accrued expenses                                                                    -                 126
    Current portion of stock appreciation rights                                        358               351
                                                                                   ---------         ---------
       Total current liabilities                                                     17,284            22,294
                                                                                   ---------         ---------

Long-term liabilities:
    Long-term debt                                                                   19,398            22,607
    Deferred income taxes                                                            11,158            16,589
    Stock appreciation rights                                                           422               989
    Other noncurrent liabilities                                                      1,493             1,724
                                                                                   ---------         ---------
                                                                                     32,471            41,909
                                                                                   ---------         ---------
Commitments and contingencies (Notes 1,3,6,7,8)

Stockholders' equity:
    Common stock, $.01 par value: authorized  - 50,000,000 shares in 1998 and
       15,000,000 shares in 1997; issued and outstanding - 10,992,447
       shares in 1998 and 10,980,423 shares in 1997                                     110               110
    Additional paid-in capital                                                       67,761            67,494
    Treasury stock - 147,800 shares, at cost                                         (2,470)              -
    Retained earnings                                                                69,341            80,328
                                                                                   ---------         ---------
       Total stockholders' equity                                                   134,742           147,932
                                                                                   ---------         ---------
                                                                                   $184,497          $212,135
                                                                                   =========         =========



                   The accompanying notes are an integral part of these consolidated financial statements.


               ST. MARY LAND & EXPORATION COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                                    For the Years Ended December 31,
                                                                -----------------------------------------
                                                                   1998           1997           1996
                                                                -----------    -----------    -----------

Operating revenues:
    Oil and gas production                                      $  70,648      $  75,764      $  56,774
    Gain on sale of Russian joint venture                             -            9,671            -
    Gain on sale of proved properties                               7,685          4,220          2,254
    Other revenues                                                    411          1,391            523
                                                                -----------    -----------    -----------
       Total operating revenues                                    78,744         91,046         59,551
                                                                -----------    -----------    -----------

Operating expenses:
    Oil and gas production                                         17,005         15,258         12,897
    Depletion, depreciation and amortization                       24,912         18,366         12,732
    Impairment of proved properties                                17,483          5,202            408
    Exploration                                                    11,705          6,847          8,185
    Abandonment and impairment of unproved properties               4,457          2,077          1,469
    General and administrative                                      7,097          7,645          7,603
    Writedown of Russian convertible receivable                     4,553            -              -
    Writedown of investment in Summo Minerals Corporation           3,949            -              -
    (Income) loss in equity investees                                 661            325         (1,272)
    Other                                                             141            281             78
                                                                -----------    -----------    -----------
       Total operating expenses                                    91,963         56,001         42,100
                                                                -----------    -----------    -----------

Income (loss) from operations                                     (13,219)        35,045         17,451

Nonoperating income and (expense):
    Interest income                                                   638          1,043            186
    Interest expense                                               (1,665)        (1,142)        (2,137)
                                                                -----------    -----------    -----------

Income (loss) from continuing operations before income taxes      (14,246)        34,946         15,500
Income tax expense (benefit)                                       (5,415)        12,325          5,333
                                                                -----------    -----------    -----------

Income (loss) from continuing operations                           (8,831)        22,621         10,167
Gain on sale of discontinued operations, net of taxes
    of $17 in 1998, $252 in 1997 and $82 in 1996                       34            488            159
                                                                -----------    -----------    -----------

Net income (loss)                                               $  (8,797)     $  23,109      $  10,326
                                                                ===========    ===========    ===========

Basic earnings per common share:
    Income (loss)  from continuing operations                   $    (.81)     $    2.13      $    1.16
    Gain on sale of discontinued operations                             -            .05            .02
                                                                ===========    ===========    ===========
Basic net income (loss) per common share                        $    (.81)     $    2.18      $    1.18
                                                                ===========    ===========    ===========

Diluted earnings per common share:
    Income (loss) from continuing operations                    $    (.81)     $    2.10      $    1.15
    Gain on sale of discontinued operations                             -            .05            .02
                                                                ===========    ===========    ===========
Diluted net income (loss) per common share                      $    (.81)     $    2.15      $    1.17
                                                                ===========    ===========    ===========

Basic weighted average shares outstanding                           10,937         10,620          8,759
                                                                ===========    ===========    ===========
Diluted weighted average shares outstanding                         10,937         10,753          8,826
                                                                ===========    ===========    ===========



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

              ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (In thousands, except share amounts)

                                                                                                         Accumulated
                                        Common Stock        Additional                Treasury Stock        Other         Total
                                   --------------------      Paid-in    Retained    -------------------- Comprehensive Stockholders'
                                     Shares      Amount      Capital    Earnings     Shares      Amount      Income       Equity
                                   -----------   ------     ---------  ---------   ---------   -------- -------------  -------------
Balance, December 31, 1995          8,761,855    $   88     $ 15,835   $ 50,378      (2,572)    $  (34)    $    15          66,282

Comprehensive income:
    Net income                              -         -            -     10,326           -          -          -           10,326
    Unrealized loss on marketable
      equity securities available
      for sale                              -         -            -          -           -          -        (47)             (47)
                                                                                                                       -------------
Total comprehensive income                                                                                                  10,279
                                                                                                                       -------------
Cash dividends, $ .16 per share             -         -            -     (1,401)          -          -          -           (1,401)
Purchase and retirement of
  common stock                            (69)        -            -          -           -          -          -                -
Retirement of treasury stock           (2,572)        -          (34)         -       2,572         34          -                -
                                   -----------   ------     ---------   --------    ---------   -------- ------------- -------------

Balance, December 31, 1996          8,759,214        88       15,801     59,303           -          -        (32)          75,160

Comprehensive income:
    Net income                              -         -            -     23,109           -          -          -           23,109
    Unrealized gain on marketable
      equity securities available
      for sale                              -         -            -          -           -          -         32               32
                                                                                                                       -------------
Total comprehensive income                                                                                                  23,141
                                                                                                                       -------------
Cash dividends, $ .20 per share             -         -            -     (2,084)          -          -          -           (2,084)
Purchase and retirement of
  common stock                            (55)        -           (2)         -           -          -          -               (2)
Sale of common stock, net of
  income tax benefit of stock
  option exercises                  2,217,664        22       51,627          -           -          -          -           51,649
Directors' stock compensation           3,600         -           68          -           -          -          -               68
                                   -----------   ------     ---------   --------    ---------   -------- ------------- -------------

Balance, December 31, 1997         10,980,423       110       67,494     80,328           -          -          -          147,932

Comprehensive income:
    Net loss                                -         -            -     (8,797)          -          -          -           (8,797)
                                                                                                                       -------------
    Total comprehensive income                                                                                              (8,797)
                                                                                                                       -------------
Cash dividends, $ .20 per share             -         -            -     (2,190)          -          -          -           (2,190)
Treasury stock purchases                    -         -            -          -    (147,800)    (2,470)         -           (2,470)
Issuance for Employee Stock
   Purchase Plan                        8,424         -          172          -           -          -         -               172
Directors' stock compensation           3,600         -           95          -           -          -         -                95
                                   -----------   ------     ---------   --------    ---------   -------- ------------- -------------

Balance, December 31, 1998         10,992,447    $  110     $ 67,761   $ 69,341    (147,800)   $(2,470)   $    -        $  134,742
                                   ===========   ======     =========  =========   =========   ======== =============  =============






                   The accompanying notes are an integral part of these consolidated financial statements.

              ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                     For the Years Ended December 31,
                                                                               ---------------------------------------------
                                                                                  1998             1997              1996
                                                                               ---------        ----------        ----------
Reconciliation of net income to net cash provided by operating activities:
      Net income (loss)                                                        $ (8,797)        $  23,109         $  10,326
      Adjustments to reconcile net income (loss) to net
           cash provided by operating activities:
           Gain on sale of Russian Joint Venture                                      -            (9,671)                -
           Writedown of Russian convertible receivable                            4,553                 -                 -
           Writedown of investment in Summo Minerals Corporation                  3,949                 -                 -
           Gain on sale of proved properties                                     (7,685)           (4,220)           (2,254)
           Depletion, depreciation and amortization                              24,912            18,366            12,732
           Impairment of proved properties                                       17,483             5,202               408
           Exploratory dry hole costs                                             4,892             1,638             3,048
           Abandonment and impairment of unproved properties                      4,457             2,077             1,469
           Loss (income) in equity investees                                        661               325            (1,272)
           Deferred income taxes                                                 (5,431)           10,799             4,634
           Other                                                                    378               428                17
                                                                               ---------        ----------        ----------
                                                                                 39,372            48,053            29,108
      Changes in current assets and liabilities:
           Accounts receivable                                                    6,502            (3,235)           (8,810)
           Prepaid expenses                                                      (2,109)            2,162              (478)
           Refundable income taxes                                                 (145)             (189)              119
           Accounts payable and accrued expenses                                  1,762            (2,359)            2,788
           Stock appreciation rights                                                  7            (1,199)            1,550
           Deferred income taxes                                                     (3)             (122)              (72)
                                                                               ---------        ----------        ----------
      Net cash provided by operating activities                                  45,386            43,111            24,205
                                                                               ---------        ----------        ----------

      Cash flows from investing activities:
           Proceeds from sale of oil and gas properties                          23,380             7,723             3,082
           Capital expenditures                                                 (54,375)          (54,164)          (27,504)
           Acquisition of oil and gas properties                                 (4,204)          (27,291)          (20,957)
           Purchase of interest in St. Mary Operating Company                         -                 -             3,059
           Sale of Russian joint venture                                             75             5,608              (209)
           Investment in and loans to Summo Minerals Corporation                   (788)           (2,332)             (500)
           Receipts from restricted cash                                          7,275             9,747                 -
           Deposits to restricted cash                                           (7,995)           (6,829)           (2,918)
           Other                                                                   (350)               61               772
                                                                               ---------        ----------        ----------
      Net cash used in investing activities                                     (36,982)          (67,477)          (45,175)
                                                                               ---------        ----------        ----------

      Cash flows from financing activities:
           Proceeds from long-term debt                                          54,579            22,837            42,996
           Repayment of long-term debt                                          (57,787)          (43,819)          (19,009)
           Proceeds from sale of common stock, net of offering costs                173            51,207                 -
           Repurchase of common stock                                            (2,470)                -                 -
           Dividends paid                                                        (2,190)           (2,084)           (1,402)
           Other                                                                      -                (1)                -
                                                                               ---------        ----------        ----------
      Net cash (used in) provided by financing activities                        (7,695)           28,140            22,585
                                                                               ---------        ----------        ----------

      Net increase in cash and cash equivalents                                     709             3,774             1,615
      Cash and cash equivalents at beginning of period                            7,112             3,338             1,723
                                                                               ---------        ----------        ----------
      Cash and cash equivalents at end of period                               $  7,821         $   7,112         $   3,338
                                                                               =========        ==========        ==========

              ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)


Supplemental   schedule  of  additional   cash  flow   information  and  noncash
activities:

                                               For the Years Ended December 31,
                                            ------------------------------------
                                              1998         1997          1996
                                            --------     ---------     ---------
                                                       (in thousands)
Cash paid for interest                      $  1,650      $  1,248     $  1,953

Cash paid for income taxes                       307         1,864         (305)

Cash paid for exploration expenses            11,873         6,462        4,843


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

In January 1998, the Company issued 3.600 shares of common stock to its directors and recorded compensation expense of $94,500.




                   The accompanying notes are an integral part of these consolidated financial statements.

              ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


1.    Summary of Significant Accounting Policies:

Description of Operations:

         St. Mary Land & Exploration Company (the "Company") is an independent energy company engaged in the exploration, development, acquisition and production of natural gas and crude oil. In December 1998 the Company sold its remaining interests in properties located in Canada. The Company's operations are conducted entirely in the United States. In February 1997 the Company completed the sale of its interest in the Russian joint venture.

Basis of Presentation:

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

         The Company accounts for its investment in Summo Minerals Corporation ("Summo") under the equity method of accounting. The Company accounted for its investment in The Limited Liability Company Chernogorskoye (the "Russian joint venture") under the equity method until February 1997, when the Russian joint venture investment was sold. In March 1996 the Company completed its purchase of the remaining stock of St. Mary Operating Company ("SMOC"). The purchase increased the Company's ownership in SMOC from 65% to 100%. Through March 31, 1996, the Company accounted for its investment in SMOC using the equity method of accounting. The Company's interests in other oil and gas ventures and partnerships are proportionately consolidated, including its 74% investment in Panterra Petroleum ("Panterra").

Cash and Cash Equivalents:

         The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. The carrying value of cash and cash equivalents approximates fair value because the instruments have maturity dates of three months or less.

Concentration of Credit Risk:

         Substantially all of the Company's receivables are within the oil and gas industry, primarily from purchasers of oil and gas and from joint interest owners. Although diversified within many companies, collectibility is dependent upon the general economic conditions of the industry. The receivables are not collateralized and to date, the Company has had minimal bad debts.

         The Company has accounts with separate banks in Denver, Colorado and Shreveport, Louisiana. At December 31, 1998 and 1997, the Company had $4,697,000 and $7,295,000, respectively, invested in money market funds consisting of corporate commercial paper, repurchase agreements and U.S. Treasury obligations. The Company's policy is to invest in conservative, highly rated instruments and to limit the amount of credit exposure to any one institution.

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

         The Company reviews its long-lived assets for impairments when events or changes in circumstances indicate that an impairment may have occurred. The impairment test compares the expected undiscounted future net revenues on a field-by-field basis with the related net capitalized costs at the end of each period. When the net capitalized costs exceed the undiscounted future net revenues, the cost of the property is written down to "fair value," which is determined using discounted future net revenues from the producing property. During 1998, 1997 and 1996 the Company recorded impairment charges for proved properties of $17,483,000, $5,202,000 and $408,000, respectively.

         Gains and losses are recognized on sales of entire interests in proved and unproved properties. Sales of partial interests are generally treated as recoveries of costs.

Other Property and Equipment:

         Other property and equipment is recorded at cost. Costs of renewals and improvements that substantially extend the useful lives of the assets are capitalized. Maintenance and repairs are expensed when incurred. Depreciation is provided using the straight-line method over the estimated useful lives of the assets from 3 to 15 years. Gains and losses on dispositions are included in operations.

Restricted Cash:

         Proceeds from the sales of certain oil and gas producing properties are held in escrow and restricted for future acquisitions under a tax-free exchange agreement. These funds have been invested in money market funds consisting of corporate commercial paper, repurchase agreements and U.S. Treasury obligations and are carried at cost, which approximates market.

Gas Balancing:

         The Company uses the sales method to account for gas imbalances. Under this method, revenue is recorded on the basis of gas actually sold by the Company. The Company records revenue for its share of gas sold by other owners that cannot be balanced in the future due to insufficient remaining reserves. Related receivables totaling $1,928,000 at December 31, 1998 and $1,955,000 at December 31, 1997 are included in other assets in the accompanying balance sheets. The Company also reduces revenue for gas sold by the Company that cannot be balanced in the future due to insufficient remaining reserves. Related payables totaling $872,000 at December 31, 1998 and $1,105,000 at December 31, 1997 are included in other liabilities in the accompanying balance sheets. The Company's remaining underproduced gas balancing position is included in the Company's proved oil and gas reserves (see Note 12).

Financial Instruments:

         The Company periodically uses commodity contracts to hedge or otherwise reduce the impact of oil and gas price fluctuations. Gains and losses on commodity hedge contracts are recognized as an adjustment to revenues when the related oil or gas is sold. Cash flows from such transactions are included in oil and gas operations. The Company realized a net gain of $1,873,000 on these contracts for the year ended December 31, 1998 and realized net losses of $3,242,000 and $4,253,000 on these contracts for the years ended December 31, 1997 and 1996, respectively.

         In connection with these hedging transactions, the Company may be exposed to nonperformance by other parties to such agreements, thereby subjecting the Company to current oil and gas prices. However, the Company only enters into hedging contracts with large financial institutions and does not anticipate nonperformance.

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Statement requires companies to report all derivatives at fair value as either assets or liabilities and bases the accounting treatment of the derivatives on the reasons an entity holds the instrument. The Company is currently reviewing the effects this Statement will have on the financial statements in relation to the Company's hedging activities.

Income Taxes:

         Deferred income taxes are provided on the difference between the tax basis of an asset or liability and its carrying amount in the financial statements. This difference will result in taxable income or deductions in future years when the reported amount of the asset or liability is recovered or settled, respectively.

Earnings Per Share:

         Basic net income per share of common stock is calculated by dividing net income by the weighted average of common shares outstanding during each year. Diluted net income per common share of stock is calculated by dividing net income by the weighted average of outstanding common shares and other dilutive securities. Dilutive securities of the Company consist entirely of outstanding options to purchase the Company's common stock. As of December 31, 1998, there were 66,748 securities that would normally be considered dilutive. However, as the Company was in a net loss position for the year ended December 31, 1998, all of the outstanding options were considered anti-dilutive and were therefore excluded from the diluted earnings per share calculation. The outstanding dilutive securities for the years ended December 31, 1997 and 1996 were 132,666 and 66,326, respectively. All net income of the Company is available to common stockholders.

Stock-Based Compensation:

         The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Compensation expense for stock options, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

         SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. The Company has elected to remain on its current method of accounting as described above, and has adopted the disclosure requirements of SFAS No. 123.

Comprehensive Income:

         In 1998 the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income consists of net income and unrealized gains and losses on marketable equity securities held for sale and is presented in the consolidated statements of stockholders' equity. The adoption of SFAS No. 130 had no impact on total stockholders' equity. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

Major Customers:

         During 1998 no individual customer accounted for 10% or more of the Company's total oil and gas production revenue. During 1997 two customers individually accounted for 10.6% and 10.2% of the Company's total oil and gas production revenue.

Industry Segment and Geographic Information:

         The Company operates predominantly in one industry segment, which is the exploration, development and production of natural gas and crude oil, and all of the Company's operations are conducted in the United States.Consequently, the Company currently reports as a single industry segment.

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

Reclassifications:

         Certain amounts in the 1997 and 1996 consolidated financial statements have been reclassified to correspond to the 1998 presentation.

2.    Accounts Receivable:

         Accounts receivable are composed of the following:

                                                             December 31,
                                                     --------------------------
                                                         1998         1997
                                                     ------------- ------------
                                                             (In thousands)

         Accrued oil and gas sales                    $     7,170   $   13,373
         Due from joint interest owners                      7,868        8,360
         Other                                              2,899        2,587
                                                     ============= ============
                                                      $    17,937   $   24,320
                                                     ============= ============

3.    Summo Minerals Corporation Investment and Receivable:

         As of December 31, 1998 and 1997, the Company owned 9,924,093 shares (37% of total shares outstanding) of Summo, a North American mining company, with a total cost of $5,859,000. The Company also owned warrants to acquire an additional 616,090 shares of Summo common stock as of December 31, 1998 and 1997. These warrants expired January 12, 1999. The market value of this investment declined to $705,000 at December 31, 1998. For the years ended
December 31, 1998, 1997 and 1996 the Company reported equity in losses from Summo of $661,000, $526,000 and $457,000, respectively.

         In May 1997 the Company entered into an agreement to receive a 55% interest in Summo's Lisbon Valley Copper Project (the "Project") in return for the Company contributing $4,000,000 in cash, all of its outstanding stock in Summo, and $8,600,000 in letters of credit to a single purpose company, Lisbon Valley Mining Company LLC ("LVMC"), formed to own and operate the Project. Summo will contribute the property, all project permits and contracts, $3,200,000 in cash, and a commitment for $45,000,000 of senior debt financing in return for a 45% interest in LVMC. The agreement is subject to certain conditions, including finalization of the necessary project financing. In September 1998, Summo received final regulatory approval to develop the Project.

         The Company has agreed to provide Summo with interim financing of up to $3,471,000 for the Project in the form of a loan due in June 1999 bearing interest at the prime rate plus 1%. As security for this loan, Summo has pledged its interest in LVMC to the Company by entering into a pledge and security agreement, a deed of trust, and an assignment of rents and security agreement. All of these agreements are dated November 23, 1998. As of December 31, 1998 and 1997, the amounts outstanding under this loan were $2,869,000 and $2,081,000, respectively. Additional amounts totaling $188,000 have been advanced to Summo under this loan to date in 1999.

         The principal amount of the note outstanding at December 31, 1998 is convertible into shares of Summo common stock at a conversion price equal to the weighted-average trading price of the common stock on the Toronto Stock Exchange for the twenty trading days immediately prior to and including December 31, 1998. The principal amount of advances made by the Company to Summo during 1999 are convertible into shares of Summo common stock at a conversion price equal to the weighted-average trading price of the common stock on the Toronto Stock Exchange for the twenty trading days immediately prior to and including June 12, 2000. Upon capitalization of LVMC the outstanding loan principal shall constitute a capital contribution in partial satisfaction of the Company's capital commitments set out in the May 1997 agreement, and any accrued interest on the loan shall be forgiven.

         Future development and financial success of the Project are largely dependent on the market price of copper, which is determined in world markets and is subject to significant fluctuations. Current copper prices have declined to ten-year lows and do not justify construction and development of the Project at this time. Management believes that copper prices will recover and that the Project will have considerable value at that time. The Company has the ability to fund the carrying costs of the property and the intent to retain its interest in the Project until copper prices do recover.

         The Company has analyzed its net investment in Summo and the effect of persistent depressed copper prices and increased worldwide copper inventory levels on Summo's stock price. Management believes Summo's stock price decline is not temporary and that its value is impaired. Consequently, the Company wrote down its net investment in Summo to net realizable value in the fourth quarter of 1998. Management believes the recorded net investment is recoverable.

4.    Income Taxes:

         The provision for income taxes consists of the following:

                                                   For the Years Ended
                                                       December 31,
                                             --------------------------------
                                                1998        1997        1996
                                             ---------   ---------   ---------
                                                       (In thousands)
Current taxes:
   Federal                                   $    213    $    485    $     81
   State                                          141         972         700
Deferred taxes                                 (5,752)     10,677       4,634
Benefit of deduction for stock
    option exercises                             -           443         -
                                             ---------   ---------   ---------
    Total income tax expense (benefit)       $ (5,398)   $ 12,577    $  5,415
                                             =========   =========   =========

Continuing operations                        $ (5,415)   $ 12,325    $  5,333
Discontinued operations                            17         252          82
                                             ---------   ---------   ---------
    Total income tax expense (benefit)       $ (5,398)   $ 12,577    $  5,415
                                             =========   =========   =========

         The above taxes from continuing operations are net of alternative fuels credits (Internal Revenue Code Section 29) of $315,000 in 1998, $525,000 in 1997 and $551,000 in 1996.

         The components of the net deferred tax liability are as follows:

                                                           December 31,
                                                      ---------------------
                                                         1998        1997
                                                      ---------   ---------
                                                          (In thousands)
Deferred tax liabilities:
      Oil and gas properties                          $ 13,194    $ 18,279
      Other                                                833       2,478
                                                      ---------   ---------
  Total deferred tax liabilities                        14,027      20,757
                                                      ---------   ---------
Deferred tax assets:
      Other, primarily employee benefits                   696       1,496
      State tax net operating loss carryforward          1,255       1,989
      State and federal income tax benefit                 930       1,320
      Alternative minimum tax credit carryforward        1,123         784
                                                      ---------   ---------
   Total deferred tax assets                             4,004       5,589
   Valuation allowance                                  (1,010)     (1,299)
                                                      ---------   ---------
   Net deferred tax assets                               2,994       4,290
                                                      ---------   ---------

Total net deferred tax liabilities                      11,033      16,467
Current deferred income tax assets                         125         122
                                                      ---------   ---------
   Non-current net deferred tax liabilities           $ 11,158    $ 16,589
                                                      =========   =========

         At December 31, 1998, the Company had state net operating loss carryforwards of approximately $25,800,000 which expire between 1999 and 2012 and alternative minimum tax credit carryforwards of $1,123,000 which may be carried forward indefinitely. The Company's valuation allowance relates in part to its state net operating loss carryforwards, since the Company anticipates that a portion of the carryovers from prior years will expire before they can be utilized, and in part to a portion of the anticipated state benefit from federal income tax expense incurred as the Company's existing taxable temporary differences reverse. The net change in valuation allowance in 1998 results from the current year calculation of deferred state income tax for Oklahoma and the state benefit of federal income tax which is not offset by reversing state temporary differences.

         Federal income tax expense and benefit differs from the amount that would be provided by applying the statutory U.S. Federal income tax rate to income before income taxes for the following items:

                                                     For the Years Ended December 31,
                                                  ------------------------------------
                                                    1998         1997          1996
                                                  --------    ----------     ---------
                                                            (In thousands)
Federal statutory taxes                           $(4,843)    $  11,881      $  5,270
Increase (reduction) in taxes resulting from:
   State taxes (net of Federal benefit)               191           758         1,212
   Statutory depletion                               (119)         (174)         (173)
   Alternative fuels credits (Section 29)            (315)         (525)         (551)
   Change in valuation allowance                     (289)          401          (504)
   Other                                              (40)          (16)           79
                                                  --------    ----------     ---------
Income tax expense (benefit) from
   continuing operations                          $(5,415)    $  12,325      $  5,333
                                                  ========    ==========     =========

5.    Long-term Debt and Notes Payable:

         On June 30, 1998, the Company entered into a new long-term revolving credit agreement that replaced the agreement dated March 1, 1993 and amended in April 1996. The new credit agreement specifies a maximum loan amount of $200,000,000, and the initial aggregate borrowing base was $115,000,000. The lender may periodically re-determine the aggregate borrowing base. In December 1998 the borrowing base was reduced by the lender to $105,000,000 as a result of the sale of certain producing properties in Oklahoma. The accepted borrowing base was $40,000,000 at December 31, 1998. The credit agreement has a maturity date of December 31, 2005, and includes a revolving period that matures on December 31, 2000. The Company can elect to allocate up to 50% of available borrowings to a short-term tranche due in 364 days. The Company must comply with certain covenants including maintenance of stockholders' equity at a specified level and limitations on additional indebtedness. As of December 31, 1998 and 1997, $10,500,000 and $14,450,000, respectively, was outstanding under this credit agreement.

         Effective June 30, 1998, interest on borrowings during the revolving period and commitment fees on the unused portion of the accepted borrowing base are calculated as follows:

INTEREST RATES:

Debt to Capitalization Ratio                    Interest Rate
----------------------------                    -------------

Less than 0.3 to 1.0                     The  Company's  option of
                                           (a)  LIBOR + 0.50% or
                                           (b) the  higher of the Federal Funds
                                               Rate + 0.5% or the Prime Rate

Greater than or equal
  to 0.3 to 1.0                         The Company's option of
  but less than 0.4 to 1.0                (a) LIBOR + 0.75% or
                                          (b) the higher of the Federal Funds
                                              Rate + 0.5% or the Prime Rate

Greater than or equal                   The Company's option of
  to 0.4 to 1.0                           (a) LIBOR + 1.00% or
  but less than 0.5 to 1.0                (b) the higher of the Federal Funds
                                              Rate + 0.5% or the Prime Rate

Greater than or equal                   The  Company's  option of
  to 0.5 to 1.0                           (a)  LIBOR + 1.25% or
                                          (b) the  higher of the Federal Funds
                                              Rate + 0.625% or
                                              the Prime Rate + 0.125%

COMMITMENT FEES:

Debt to Capitalization Ratio            Short-Term Tranche    Long-Term Tranche
----------------------------            ------------------    -----------------
Less than 0.5 to 1.0                         0.125%                0.25%
Greater than or equal to 0.5 to 1.0          0.375%                0.50%

         At December 31, 1998, the Company's debt to capitalization ratio as defined under the credit agreement was 0.13 to 1.0.

         Panterra, in which the Company has a 74% general partnership ownership interest, has a separate credit facility with a $21,000,000 borrowing base as of December 31, 1998, and $12,000,000 and $11,000,000 outstanding as of December 31, 1998 and 1997, respectively. In June 1997, Panterra entered into this credit agreement replacing a previous agreement, which was due March 31, 1999. The new credit agreement includes a revolving period converting to a five-year amortizing loan on June 30, 2000. During the revolving period of the loan, loan balances accrue interest at Panterra's option of either the bank's prime rate or LIBOR plus 0.75% when the Partnership's debt to partners' capital ratio is less than 30%, up to a maximum of either the bank's prime rate or LIBOR plus 1.25% when the Partnership's debt to partners' capital ratio is greater than 100%. At December 31, 1998, Panterra's debt to partners' capital ratio as defined was 66%.

         The carrying value of long-term debt approximates fair value because the debt is variable rate and reprices in the short term.

         The Company's liability for estimated annual principal payments for the next five years under both notes payable are as follows:

                           Years Ending
                           December 31,                 (In thousands)
                      ----------------------            --------------
                               1999                       $       -
                               2000                             1,173
                               2001                             3,670
                               2002                             3,229
                               2003                             2,959
                            Thereafter                          8,367
                                                         -------------
                                                          $    19,398
                                                         =============

6.   Commitments and Contingencies:

     The Company leases office space under various operating leases with terms extending as far as June 30, 2003. The Company has noncancelable annual subleases with affiliates of approximately $75,000 for the same term as the Company's primary office lease. Rent expense, net of sublease income, was $484,000, $447,000 and $426,000 in 1998, 1997 and 1996, respectively. The
Company also leases various office equipment under operating leases. The annual minimum lease payments for the next five years are presented below:


                           Years Ending
                           December 31,                 (In thousands)
                      -----------------------           --------------
                               1999                          $    626
                               2000                               637
                               2001                               633
                               2002                               369
                               2003                               133

         On January 29, 1999, the Company obtained a commitment for a letter of credit ("LOC") from an U.S. bank. The beneficiary of the LOC is a Canadian bank, and the LOC is used as collateral for an irrevocable letter of guarantee ("ILG") which was furnished to the Canadian federal taxing authority. The ILG was provided on behalf of the Company and its joint venture partners securing possible Canadian federal tax liabilities resulting from the sale of assets in Canada.

         The Company had the following commodity contracts in place as of December 31, 1998, to hedge or otherwise reduce the impact of oil and gas price fluctuations:

   Product       Volumes/month        Fixed Price                   Duration
 -----------     -------------        -----------                 -----------

 Natural Gas     100,000 MMBtu          $2.3450                   1/99 - 3/99
 Natural Gas     100,000 MMBtu          $2.1900                   1/99 - 4/99
 Natural Gas     100,000 MMBtu          $2.1200                  1/99 - 10/99
 Natural Gas     170,000 MMBtu          $2.0900                  1/99 - 10/99
 Natural Gas     330,000 MMBtu month    $1.9450                  1/99 - 12/99
 Natural Gas     220,000 MMBtu          $2.3100                  1/99 - 12/99
 Natural Gas      50,000 MMBtu          $2.0350                   2/99 - 4/99
 Natural Gas     220,000 MMBtu          $2.6300 (a)               5/99 - 9/99
----------
         (a) Price collar contract. Price ceiling shown, price floor equals $1.90 per MMbtu.

         The fair value of the Company's commodity hedging contracts based on year-end futures pricing would have caused the Company to receive approximately $776,000 if these contracts had been terminated on December 31, 1998.

         At December 31, 1998, Panterra, in which the Company owns a 74% interest, held various hedge contracts covering 39,000 Bbls of future crude oil production. These contracts expire at various dates through May 1999. Panterra will receive fixed prices ranging from 15.68 per Bbl to 16.80 per Bbl. If the open hedging contracts had been liquidated at December 31, 1998, Panterra would have recognized a gain of approximately $152,000.

         The Company seeks to protect its rate of return on acquisitions of producing properties by hedging up to the first 24 months of an acquisition's production at prices approximately equal to or greater than those used in the
Company's acquisition evaluation and pricing model. The Company also periodically uses hedging contracts to hedge or otherwise reduce the impact of oil and gas price fluctuations on production from each of its core operating areas. The Company's strategy is to ensure certain minimum levels of operating cash flow and to take advantage of windows of favorable commodity prices. The Company generally attempts to limit its aggregate hedge position to no more than 50% of its total production. The Company seeks to minimize basis risk and indexes the majority of its oil hedges to NYMEX prices and the majority of its gas hedges to various regional index prices associated with pipelines in proximity to the Company's areas of gas production. Including hedges entered into since December 31, 1998, and those detailed above, the Company has hedged approximately 45% of its estimated 1999 gas production at an average fixed price of $2.10 per MMBtu, approximately 9% of its estimated 1999 oil production at an average fixed price of $15.11 per Bbl and approximately 8% of its estimated 2000 oil production at an average fixed price of $14.76 per Bbl. The Company has also purchased options resulting in price collars on approximately 7% of the Company's estimated 1999 gas production with price ceilings between $2.00 and $2.63 per MMBtu and price floors between $1.50 and $1.90 per MMBtu.

7.    Compensation Plans:

         In January 1992, the Company adopted two compensation plans for key employees. A cash bonus plan not to exceed 50% of the participants' aggregate base salaries was adopted, and any awards are based on performance. A net profits interest bonus plan allows participants to receive an aggregate 10% net profits interest after the Company has recovered 100% of its investment in various pools of oil and gas wells completed or acquired during the year. This interest is increased to 20% after the Company recovers 200% of its investment. The Company records compensation expense once it recovers its investment and net profits attributable to the properties are payable to the employees. The Company recorded compensation expense of $229,000 in 1998 and $416,000 in 1997 relating to net profits attributable to these properties.

         Through September 1992 the Company had a restricted stock bonus plan ("Plan") covering officers and key employees. Participants have the option at any time to sell shares acquired under the Plan to the Company at their fair market values. At December 31, 1998, there were 28,455 shares issued and outstanding under the Plan.

         In March 1992 the Company adopted a stock appreciation rights ("SAR") plan for officers and directors. SARs vest over a four-year period, with payment occurring five years after the date of grant. The SAR plan replaced the restricted stock bonus plan. Between 1993 and 1996 the Company awarded a total of 171,412 share rights with values ranging from $11.50 to $14.00 per share. Compensation expense was reduced by $197,000 in 1998 under the SAR plan.
Compensation expense recognized under the SAR plan was $161,000 and $1,567,000 in 1997 and 1996, respectively. In November 1996 the Company terminated future awards under the Company's SAR plan and capped the value of the share rights under the SAR plan at the then fair market value of the Company's common stock of $20.50 per share. The resulting liability is classified as current and long-term in the consolidated balance sheets, based on expected payment dates. SAR compensation expense recorded after the termination of future awards relates to the vesting of SARs outstanding at the time of the termination of future awards and to the fluctuation of the stock price below the capped price of $20.50.

         The Company has a defined contribution pension plan ("401(k) Plan") qualified under the Employee Retirement Income Security Act of 1974. This 401(k) Plan allows eligible employees to contribute up to 9% of their base salaries. The Company matches each employee's contributions up to 6% of the employee's base salary and also may make additional contributions at its discretion. The Company's contributions to the 401(k) Plan amounted to $269,000, $231,000 and $199,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

         During 1996 the Company established the St. Mary Land & Exploration Company Stock Option Plan and the St. Mary Land & Exploration Company Incentive Stock Option Plan (collectively, the "Option Plans"). The Option Plans grant options to purchase shares of the Company's common stock to eligible employees, contractors, and current and former members of the Board of Directors. The Company has reserved 700,000 shares of its own common stock for issuance under the Option Plans. The Company intends to increase the number of shares of common stock available for issuance under the Option Plans and to seek shareholder approval of such increase in 1999. During 1996 options to purchase 256,598 shares of the Company's common stock were granted under the Option Plans at an exercise price of $20.50 in connection with the termination of future awards under the Company's SAR plan. Also during 1996, options to purchase 42,880 shares were granted under the Option Plans at an exercise price $24.875. The vesting periods of these options vary from 0 to 3 years, and the options are exercisable for the period from five to ten years after the date of grant. No options under the Option Plans were exercised during the year ended December 31, 1996. In 1997 14,072 options under the Option Plans were exercised at $20.50 per share, and an additional 74,057 and 107,423 options were granted at $29.375 and $35.00 per share, respectively. During the year ended December 31, 1998, 251,774 options were granted and no options were exercised under the Option Plans. All options granted to date under the Option Plans have been granted at exercise prices equal to the respective market prices of the Company's common stock on the grant dates.

         In 1990 and 1991 the Company granted certain officers options to acquire 54,614 shares of common stock at an exercise price of $3.30 per share. The options are now fully vested and expire ten years from the respective dates of grant. In 1997 34,614 of these options were exercised, leaving 20,000 options outstanding. None of these options were exercised in 1998.


     A summary of the status of the Company's Stock Option Plan, including the 1990 and 1991 options, and changes during the last three years follows:

                                                              For the Years Ended December 31,
                                        ------------------------------------------------------------------------------
                                                  1998                       1997                      1996
                                        -------------------------- ------------------------- -------------------------
                                                       Weighted                  Weighted                  Weighted
                                                        Average                   Average                   Average
                                                       Exercise                  Exercise                  Exercise
                                           Shares        Price       Shares        Price       Shares        Price
                                        ------------- ------------ ------------ ------------ ------------ ------------

Outstanding at beginning of year             479,343    $   24.80      354,092      $ 18.38                    $ 3.30
                                                                                                  54,614

Granted                                      251,774        18.50      181,480        32.70      299,478        21.13
Exercised                                          -            -                                      -            -
                                                                        48,686         8.27
Forfeited                                      9,899        28.63                     20.50            -            -
                                                                         7,543
                                        ------------- ------------ ------------ ------------ ------------ ------------
Outstanding at end of year                   721,218    $   22.55      479,343      $ 24.80      354,092      $ 18.38
                                        ============= ============ ============ ============ ============ ============

Options exercisable at year end              164,670    $   18.41      129,173      $ 17.84      145,576      $ 14.05
                                        ============= ============ ============ ============ ============ ============

Weighted average fair value of
   options granted during the year       $      8.16                 $   15.05                $     8.06
                                        =============               ============             ============

         A summary of additional information related to the options outstanding as of December 31, 1998 follows:

                                         Options Outstanding                             Options Exercisable
                                  ----------------------------------                ------------------------------
                                                        Weighted
                                                        Average         Weighted                       Weighted
                                                       Remaining        Average                        Average
          Range of                     Number         Contractual       Exercise        Number         Exercise
       Exercise Prices               Outstanding          Life           Price        Exercisable       Price
------------------------------    ----------------- ---------------- -------------- --------------- --------------


      $  3.30  -      $  3.30               20,000     2.0 years         $   3.30          20,000     $   3.30
               -
        18.50           18.50              251,774    10.0 years           18.50              -            -
               -
        20.50           24.88              273,558     5.4 years           21.15         144,670        20.50
               -
        29.38           35.00              175,886     8.6 years           32.69              -            -
                                  -----------------                                 ---------------

 Total
                                           721,218     7.7 years           22.55         164,670        18.41
                                  =================                                 ===============

         SFAS No. 123 establishes a fair value method of accounting for stock-based compensation plans either through recognition or disclosure. The Company has elected to continue following APB No. 25 and has elected to adopt SFAS No. 123 through compliance with the disclosure requirements set forth in the Statement. Because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized under APB No. 25. Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement.

         The fair value of options is measured at the date of grant using the Black-Scholes option-pricing model. The fair value of options granted in 1998 was estimated using the following weighted-average assumptions: risk-free interest rate of 4.6%; dividend yield of 1.08%; volatility factor of the expected market price of the Company's common stock of 40.16%; and expected life of the options of 7.5 years. The fair value of options granted in 1997 was estimated using the following weighted-average assumptions: risk-free interest rate of 5.7%; dividend yield of .49%; volatility factor of the expected market price of the Company's common stock of 37.29%; and expected life of the options of 7.1 years. The fair value of the options granted in 1996 was estimated using the following weighted-average assumptions: risk-free interest rate of 6.2%; dividend yield of .76%; volatility factor of the expected market price of the Company's common stock of 37.88%; and expected life of the options of 4.8 years.

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

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Had compensation cost been determined based on the fair value at grant dates for stock option awards consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                             Pro Forma for the Years
                                                               Ended December 31,
                                                       ------------------------------------
                                                         1998          1997          1996
                                                       ---------     --------      --------
                                                     (In thousands, except per share amounts)

 Net income (loss) applicable         As reported      $ (8,797)     $ 23,109      $ 10,326
        to common stock               Pro forma        $ (9,682)     $ 22,443      $  9,607

 Basic earnings (loss) per share      As reported      $   (.81)      $  2.18       $  1.18
                                      Pro forma        $   (.89)      $  2.11       $  1.10

 Diluted earnings (loss) per share    As reported      $   (.81)      $  2.15       $  1.17
                                      Pro forma        $   (.89)      $  2.09       $  1.09


     The effects of applying SFAS No. 123 in the pro forma disclosure are not necessarily indicative of actual future amounts, and SFAS No. 123 does not apply to awards granted prior to 1995. Additional awards in future years are anticipated.

         On September 18, 1997, the Board of Directors approved the St. Mary Land & Exploration Company Employee Stock Purchase Plan ("Stock Purchase Plan"), which became effective January 1, 1998. Under the Stock Purchase Plan eligible employees may purchase shares of the Company's common stock through payroll deductions of up to 15% of eligible compensation. The purchase price of the stock is 85% of the lower of the fair market value of the stock on the first or last day of the purchase period. The Company has set aside 500,000 shares of its common stock to be available for issuance under the Stock Purchase Plan, and 8,424 shares were sold under the Stock Purchase Plan in 1998. No compensation expense was recorded in 1998 related to the plan.

8.    Pension and Other Postretirement Benefits

         The Company's employees participate in a non-contributory pension plan covering substantially all employees who meet age and service requirements (the qualified plan). The Company also has a supplemental non-contributory pension plan covering certain management employees ( the nonqualified plan) and a postretirement non-contributory health care plan. The Company's disclosures about pension and other postretirement benefits is as follows:

                                                          Pension Plans           Other Benefits
                                                     ---------------------     ---------------------
                                                           December 31,             December 31,
                                                     ---------------------     ---------------------
                                                       1998         1997         1998         1997
                                                     --------     --------     --------      -------
                                                         (In thousands)           (In thousands)
 Change in benefit obligations:
   Benefit obligation at beginning of year           $ 1,926      $ 1,330      $   141       $  110
     Service Cost                                        201          192           24           19
     Interest Cost                                       151          100           11            9
     Actuarial gain                                      472          330            9            3
     Benefits paid                                      (280)         (26)           -            -
                                                     --------     --------     --------      -------
   Benefit obligation at end of year                 $ 2,470      $ 1,926      $   185       $  141
                                                     ========     ========     ========      =======

 Change in plan assets:
   Fair value of plan assets at beginning of year    $   932      $   874            -            -
     Actual return on plan assets                        179           84            -            -
     Employer contribution                               381            -            -            -
   Benefits paid                                        (280)         (26)           -           (4)
                                                     --------     --------     --------      -------
 Fair value of plan assets at end of year            $ 1,212      $   932      $     -       $   (4)
                                                     ========     ========     ========      =======

 Funded Status                                       $(1,258)     $  (994)     $  (185)      $ (145)
 Unrecognized net actuarial loss                         867          576           64           57
 Unrecognized prior service cost                         (43)         (50)           -            -
                                                     --------     --------     --------      -------
 Prepaid (accrued) benefit cost                      $  (434)     $  (468)     $  (121)      $  (88)
                                                     ========     ========     ========      =======

         The Company's nonqualified pension plan was the only pension plan with an accumulated benefit obligation in excess of plan assets. The plan's accumulated benefit obligation was $274,000 at December 31, 1998, and $271,000 at December 31, 1997. There are no plan assets in the nonqualified plan due to the nature of the plan. The Company's other plan for postretirement benefits also has no plan assets. The aggregate benefit obligation for that plan is $121,000 as of December 31, 1998, and $88,000 as of December 31, 1997.

         Assumptions used in the measurement of the Company's benefit obligation are as follows:

                                                 Pension Plans           Other Benefits
                                              -------------------       -------------------
                                                  December 31,             December 31,
                                              -------------------       -------------------
                                               1998          1997        1998         1997
                                              -----         -----       -----         -----
                                                 (In thousands)           (In thousands)
Weighted-average assumptions:
  Discount rate                               6.50%         7.00%       7.00%         7.00%
  Expected return on plan assets              5.00%         5.00%        N/A           N/A
  Rate of compensation increase               8.00%         8.00%        N/A           N/A

     For measurement purposes, an 8% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2000. The rate was assumed to decrease gradually to 6 percent for 2003 and remain at that level thereafter.

                                                    Pension Plans      Other Benefits
                                                 -----------------     --------------
                                                    December  31,       December 31,
                                                 -----------------     --------------
                                                   1998      1997       1998     1997
                                                 -------   -------     -----   ------
                                                   (In thousands)      (In thousands)
 Components of net periodic benefit cost:
   Service cost                                  $  201    $  192      $ 24    $  19
   Interest cost                                    151       100        11        9
   Expected return on plan assets                  (179)      (84)        -        -
   Amortization of prior service cost               174        21         -        -
   Recognized net actuarial loss                      -         -         2        2
                                                 -------   -------     -----   ------
 Net periodic benefit cost                       $  347    $  229      $ 37    $  30
                                                 =======   =======     =====   ======

         Prior service costs are amortized on a straight-line basis over the average remaining service period of active participants. Gains and losses in excess of 10% of the greater of the benefit obligation and the market-related value of assets are amortized over the average remaining service period of active participants.

         The  Company  has  one  nonpension   postretirement   benefit  plan;  a
noncontributory health care plan.

         Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A 1% change in assumed health care cost trend rates would have the following effects (in thousands):

                                                        1% Increase  1% Decrease
                                                        -----------  -----------
Effect on total of service and interest cost components
 of net periodic postretirement health care benefit cost   $  11        $   4

Effect on the health care component of the accumulated
 postretirement benefit obligation                         $ (37)       $  29

9.       Sale of Oklahoma Properties:

         On December 15, 1998, the Company closed the sale of a package of non-strategic properties to ONEOK Resources Company for a purchase price of $22,201,000. The Company received $22,117,000 in cash proceeds, net of transaction costs and customary closing adjustments made to reflect post-effective date revenues and expenses. The transaction was consummated pursuant to a Purchase and Sale Agreement dated November 12, 1998, effective as of September 1, 1998. The assets sold consist of producing oil and gas wells and undeveloped leasehold acreage within eight fields located in Beckham and Roger Mills counties, Oklahoma.

         The majority of the proceeds from this property sale were used to reduce the Company's outstanding bank debt in anticipation of re-deploying this capital in the Company's drilling, exploration and acquisition programs in 1999.

10.    Investment in Russian Joint Venture:

         In September 1991 the Company, through an affiliate, acquired a 22% interest in The Limited Liability Company Chernogorskoye (the "Russian joint venture"). The Company's interest in the Russian joint venture was reduced to 18% in 1993. The Russian joint venture is developing the Chernogorskoye field in western Siberia. On December 16, 1996, the Company executed an Acquisition Agreement to sell its interest in the Russian joint venture to Khanty Mansiysk Oil Corporation ("KMOC"), formerly Ural Petroleum Corporation. In accordance with the terms of the Acquisition Agreement, the Company received cash consideration of $5,608,000 before transaction costs, KMOC common stock valued at $1,869,000, and a receivable in a form equivalent to a retained production payment of approximately $10,134,000 plus interest at 10% per annum from the limited liability company formed to hold the Russian joint venture interest. The Company's receivable is collateralized by the partnership interest sold. The Company has the right, subject to certain conditions, to require KMOC to purchase the Company's receivable from the net proceeds of an initial public offering of KMOC common stock. Alternatively, the Company may elect to convert all or a portion of its receivable into KMOC common stock immediately prior to an initial public offering of KMOC common stock or on or after March 10, 2000, whichever occurs first. The transaction closed on February 12, 1997, and the Company recorded a gain on the sale of $9,671,000. The Company's equity in income for the Russian joint venture for 1997 through the date of sale was $203,000. Uncertain economic conditions in Russia and lower oil prices have affected the realizability of the convertible receivable. As a result, the Company has reduced the carrying amount of the receivable to its minimum conversion value, incurring a charge to operations of $4,553,000 for the year ended December 31, 1998.

         Summarized financial information of the Russian joint venture for the last full year owned by the Company is shown below:

                                          For the Year Ended
                                           December 31, 1996
                                      -------------------------
                                      (Unaudited, in thousands)
Income Statement:
      Oil and gas revenues                    $ 60,367
      Operating expenses                       (44,752)
      Interest and other expenses               (9,199)
                                              ---------
      Net income                              $  6,416
                                              =========


11.    Real Estate Assets:

         In a prior year the Company made the decision to sell its remaining real estate projects. Accordingly, the Company's real estate activities since that time have been presented as discontinued operations in the consolidated statements of income. The Company's remaining real estate assets consist of land held for sale with a carrying cost of $1,095,000 and $1,149,000 as of December 31, 1998 and 1997, respectively, which in the opinion of management is less than the estimated net realizable values.

12. Disclosures About Oil and Gas Producing Activities:

Costs Incurred in Oil and Gas Producing Activities:

         Costs incurred in oil and gas property acquisition, exploration and development activities, whether capitalized or expensed, are summarized as follows:

                                               For the Years Ended
                                                  December 31,
                                        -------------------------------------
                                           1998          1997          1996
                                        ---------     ---------     ---------
                                                   (In thousands)
 Development costs                      $  32,191      $ 39,030      $ 16,709
 Exploration costs:
    Domestic                               17,767        15,311        11,910
    International                             -              16            84
    Acquisitions:
      Proved                                4,204        27,291        20,957
      Unproved                              3,693         7,565         2,941
                                        ---------     ---------     ---------
    Total                               $  57,855     $  89,213     $  52,601
                                        =========     =========     =========

 Russian joint venture,
   equity method (a)                    $     -       $     -       $   3,881
                                        =========     =========     =========

--------------
 (a) In February 1997, the Company sold its interest in the Russian joint venture (see note 10).

Oil and Gas Reserve Quantities (Unaudited):

         The reserve information as of December 31, 1998, 1997, 1996 and 1995 was prepared by the Company and Ryder Scott Company. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of proved producing oil and gas properties.
Accordingly, these estimates are expected to change as future information becomes available.

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

         Presented below is a summary of the changes in estimated domestic reserves of the Company and its share of the Russian joint venture reserves:

                                                      For the Years Ended December 31,
                                         ------------------------------------------------------------------
                                                 1998                  1997                    1996
                                         --------------------  ---------------------   --------------------
                                           Oil or               Oil or                  Oil or
                                         Condensate    Gas     Condensate     Gas      Condensate    Gas
                                         ----------  --------  ----------   --------   ----------  --------
                                          (MBbl)      (MMcf)     (MBbl)      (MMcf)     (MBbl)      (MMcf)
Total proved U.S. reserves:
    Developed and undeveloped:
    Beginning of year                     11,493     196,230     10,691     127,057      7,509      75,705
    Revisions of previous estimates       (2,437)    (42,430)      (502)     (7,486)       706       6,706
    Discoveries and extensions               336      38,744      1,203      77,876      1,343      44,018
    Purchases of minerals in place           679       1,225      1,328      24,809      2,625      16,894
Sales of reserves                           (182)    (35,724)       (39)     (3,126)      (306)       (703)
    Production                            (1,275)    (25,440)    (1,188)    (22,900)    (1,186)    (15,563)
                                         ----------  --------  ----------   --------   ----------  --------
    End of year (a)                        8,614     132,605     11,493     196,230     10,691     127,057
                                         ==========  ========  ==========   ========   ==========  ========
Proved developed U.S. reserves:
    Beginning of year                     10,268     168,229     10,015     100,027      6,829      66,230
                                         ==========  ========  ==========   ========   ==========  ========
    End of year                            7,723     112,189     10,268     168,229     10,015     100,027
                                         ==========  ========  ==========   ========   ==========  ========
Russian joint venture reserves:
    End of year (b)                           -          -          -           -        7,146       2,444
                                         ==========  ========  ==========   ========   ==========  ========

-------------
      (a) At December 31, 1998, 1997 and 1996, includes approximately 2,022, 1,982 and 1,622 MMcf, respectively representing the Company's underproduced gas balancing position.
       (b) In February 1997, the Company sold its interest in the Russian joint venture (see note 10).

Standardized Measure of Discounted Future Net Cash Flows (Unaudited):

     SFAS No. 69, "Disclosures About Oil and Gas Producing Activities," prescribes guidelines for computing a standardized measure of future net cash flows and changes therein relating to estimated proved reserves. The Company has followed these guidelines which are briefly discussed below.

         Future cash inflows and future production and development costs are determined by applying benchmark prices and costs, including transportation and basis differential, in effect at year-end to the estimated quantities of oil and gas to be produced in the future. Estimated future income taxes are computed using current statutory income tax rates, including consideration for estimated future statutory depletion and alternative fuels tax credits. The resulting future net cash flows are reduced to present value amounts by applying a 10% annual discount factor.

         The assumptions used to compute the standardized measure are those prescribed by the FASB and, as such, do not necessarily reflect the Company's expectations of actual revenues to be derived from those reserves, nor their present worth. The limitations inherent in the reserve quantity estimation process, as discussed previously, are equally applicable to the standardized measure computations since these estimates are the basis for the valuation process.

         The following summary sets forth the Company's future net cash flows relating to proved oil and gas reserves based on the standardized measure prescribed in SFAS No. 69:

                                                          As of December 31,
                                                   -----------------------------------
                                                     1998         1997         1996
                                                   ---------    ---------    ---------
                                                            (In Thousands)
         Future cash inflows                       $328,630     $629,001     $691,945
         Future production and
             development costs                     (128,120)    (202,503)    (196,677)
         Future income taxes                        (39,471)    (120,742)    (155,805)
                                                   ---------    ---------    ---------
         Future net cash flows                      161,039      305,756      339,463
         10% annual discount                        (59,093)    (118,409)    (136,233)
                                                   ---------    ---------    ---------
         Standardized measure of
              discounted future net cash flows     $101,946     $187,347     $203,230
                                                   =========    =========    =========
         Russian joint venture standardized
              measure of discounted future net
              cash flows (a)                       $   -        $   -        $ 23,681
                                                   =========    =========    =========

-------------

     (a) In February 1997, the Company sold its interest in the Russian joint venture (see note 10).

         The principle sources of change in the standardized measure of discounted future net cash flows are as follows:

                                                             For the Years Ended
                                                                 December 31,
                                                     -----------------------------------
                                                      1998(a)       1997         1996
                                                     ---------    ---------    ---------
                                                                (In thousands)
         Standardized measure,
              beginning of year                      $187,347     $203,230     $ 87,699
         Sales of oil and gas produced,
              net of production costs                 (53,643)     (60,506)     (43,877)
         Net changes in prices and
              production costs                        (78,974)    (132,465)      71,882
         Extensions, discoveries and other,
              net of production costs                  36,495      112,698       90,974
         Purchase of minerals in place                  5,548       40,647       26,241
         Development costs incurred
              during the year                          12,964       11,305        6,833
         Changes in estimated future
              development costs                         1,641       (2,998)      (1,166)
         Revisions of previous quantity estimates     (39,303)      (8,885)      19,350
         Accretion of discount                         26,152       29,646       12,019
         Sales of reserves in place                   (26,435)      (5,493)      (1,224)
         Net change in income taxes                    50,994       19,089      (61,459)
         Other                                        (20,840)     (18,921)      (4,042)
                                                     ---------    ---------    ---------
         Standardized measure, end of year           $101,946     $187,347     $203,230
                                                     =========    =========    =========

-------------
         (a) The standardized measure for the year ended December 31, 1998, was based on a year-end gas price of $1.86 per MMBtu and a year-end oil price of $12.05 per BbL. Using these prices the present value of future net revenues discounted at 10% before tax is $125,126,000.