Form 10-K405/A
period 1998-12-31
ST MARY LAND & EXPLORATION CO
filed 1999-04-14
CIK 893538

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A-1

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

THE SOLE REASON FOR THIS AMENDMENT ON FORM 10-K/A TO THE REGISTRANT'S FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1998 IS TO ATTACH THE CONFORMED SIGNATURE PAGE WHICH WAS OMITED FROM THE INITIAL FORM 10-K FILING THROUGH CLERICAL ERROR.


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

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               ST. MARY LAND & EXPLORATION COMPANY
                               ----------------------------------------
                               (Registrant)

Date:  March 25, 1999      By: /s/ THOMAS E. CONGDON
                               ----------------------------------------
                               Thomas E. Congdon, Chairman of the Board








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

Signature                      Title                              Date



/s/ THOMAS E. CONGDON          Chairman of the
-----------------------        Board of Directors                 March 25, 1999
    Thomas E. Congdon



/s/ MARK A. HELLERSTEIN        President, Chief Executive         March 25, 1999
-----------------------        Officer, and Director
    Mark A. Hellerstein



/s/ RONALD D. BOONE            Executive Vice President, Chief    March 25, 1999
-----------------------        Operating Officer and Director
    Ronald D. Boone

Signature                      Title                              Date



/s/ RICHARD C. NORRIS          Vice President-Finance,            March 25, 1999
-----------------------        Secretary and Treasurer
    Richard C. Norris



/s/ GARRY A. WILKENING         Vice President-Administration      March 25, 1999
-----------------------        and Controller
    Garry A. Wilkening



/s/ LARRY W. BICKLE            Director                           March 25, 1999
-----------------------
    Larry W. Bickle



/s/ DAVID C. DUDLEY            Director                           March 25, 1999
-----------------------
    David C. Dudley



/s/ RICHARD C. KRAUS           Director                           March 25, 1999
-----------------------
    Richard C. Kraus



/s/ R. JAMES NICHOLSON         Director                           March 25, 1999
-----------------------
    R. James Nicholson



/s/ AREND J. SANDBULTE         Director                           March 25, 1999
-----------------------
    Arend J. Sandbulte



/s/ JOHN M. SEIDL              Director                           March 25, 1999
-----------------------
    John M. Seidl