Form 10-Q
period 1999-03-31
ST MARY LAND & EXPLORATION CO
filed 1999-05-14
CIK 893538

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------


                                    FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1999


                                   -----------

                         Commission File Number 0-20872

                       ST. MARY LAND & EXPLORATION COMPANY
                       -----------------------------------
             (Exact name of Registrant as specified in its charter)


            Delaware                                   41-0518430
     -----------------------                    -----------------------
  (State or other Jurisdiction              (I.R.S. Employer Identification No.)
 of incorporation or organization)



             1776 Lincoln Street, Suite 1100, Denver, Colorado 80203
             -------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (303) 861-8140
                                 --------------
              (Registrant's telephone number, including area code)




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


As of May 13, 1999 the registrant had 10,827,067 shares of Common Stock, $.01 par value, outstanding.

                       ST. MARY LAND & EXPLORATION COMPANY


                                      INDEX


Part I.   FINANCIAL INFORMATION                                             PAGE

          Item 1.   Financial Statements (Unaudited)

                    Consolidated Balance
                    Sheets - March 31, 1999 and
                    December 31, 1998 ........................................ 3

                    Consolidated Statements of
                    Operations - Three Months Ended
                    March 31, 1999 and 1998................................... 4

                    Consolidated Statements of
                    Cash Flows - Three Months Ended
                    March 31, 1999 and 1998 ....... .......................... 5

                    Notes to Consolidated Financial
                    Statements - March 31, 1999 .............................. 7


          Item 2.   Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations............................................. 9


Part II.  OTHER INFORMATION

          Item 6.   Exhibits and Reports on Form 8-K ........................ 22

                    Exhibits

                    10.1    St. Mary Land & Exploration Company Incentive  Stock
                                Option Plan, As Amended on March 25, 1999
                    10.2    St. Mary Land &  Exploration  Company  Stock  Option
                                Plan, As Amended on March 25, 1999
                    10.3    Net Profits  Interest  Bonus  Plan,  As  Amended  on
                                September 19, 1996 and July 24, 1997 and January 28, 1999
                    27.1    Financial Data Schedule

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

              ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                      (In thousands, except share amounts)

                                     ASSETS


                                                                                   March 31,          December 31,
                                                                                --------------       --------------
                                                                                     1999                 1998
                                                                                --------------       --------------
Current assets:
  Cash and cash equivalents                                                      $      5,727         $      7,821
  Accounts receivable                                                                  14,388               17,937
  Prepaid expenses and other                                                              564                  795
  Refundable income taxes                                                                 322                  391
  Deferred income taxes                                                                   125                  125
                                                                                --------------       --------------
           Total current assets                                                        21,126               27,069
                                                                                --------------       --------------

Property and equipment (successful efforts method), at cost:
  Proved oil and gas properties                                                       245,334              241,021
  Unproved oil and gas properties, net of impairment
           allowance of $4,155 in 1999 and $5,987 in 1998                              28,422               25,588
  Other property and equipment                                                          4,081                4,051
                                                                                --------------       --------------
                                                                                      277,837              270,660
  Less accumulated depletion, depreciation, amortization and impairment              (131,546)            (126,835)
                                                                                --------------       --------------
                                                                                      146,291              143,825
                                                                                --------------       --------------
Other assets:
  Khanty Mansiysk Oil Corporation receivable and stock                                  6,839                6,839
  Summo Minerals Corporation  investment and receivable                                 3,012                2,869
  Restricted cash                                                                           -                  720
  Other assets                                                                          3,471                3,175
                                                                                --------------       --------------
                                                                                       13,322               13,603
                                                                                --------------       --------------
                                                                                 $    180,739         $    184,497
                                                                                ==============       ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                               $     15,183         $     16,926
  Current portion of stock appreciation rights                                            358                  358
                                                                                --------------       --------------
           Total current liabilities                                                   15,541               17,284
                                                                                --------------       --------------

Long-term liabilities:
  Long-term debt                                                                       17,898               19,398
  Deferred income taxes                                                                11,153               11,158
  Stock appreciation rights                                                               279                  422
  Other noncurrent liabilities                                                          1,690                1,493
                                                                                --------------       --------------
                                                                                       31,020               32,471
                                                                                --------------       --------------
Commitments and contingencies

Stockholders' equity:
  Common stock, $.01 par value: authorized  - 50,000,000 shares: issued and
         outstanding - 11,009,867 shares in 1999 and 10,992,447 shares in 1998            110                  110
  Additional paid-in capital                                                           67,856               67,761
  Treasury stock - at cost:  182,800 shares in 1999 and 147,800 shares in 1998         (2,995)              (2,470)
  Retained earnings                                                                    69,207               69,341
                                                                                --------------       --------------
           Total stockholders' equity                                                 134,178              134,742
                                                                                --------------       --------------
                                                                                 $    180,739         $    184,497
                                                                                ==============       ==============


                   The accompanying notes are an integral part of these consolidated financial statements.

              ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (In thousands, except per share amounts)

                                                                 For the Three Months Ended
                                                                           March 31,
                                                               ------------------------------
                                                                   1999              1998
                                                               ------------      ------------
Operating revenues:
   Oil and gas production                                       $   13,769        $    19,025
   Gain on sale of proved properties                                   195                  -
   Other revenues                                                      146                114
                                                               ------------      -------------
           Total operating revenues                                 14,110             19,139
                                                               ------------      -------------

Operating expenses:
   Oil and gas production                                            3,994              3,943
   Depletion, depreciation and amortization                          5,402              5,377
   Impairment of proved properties                                       -                368
   Exploration                                                       1,739              3,421
   Abandonment and impairment of unproved properties                   464                303
   General and administrative                                        1,608              2,947
   Loss in equity investees                                             45                 61
   Other                                                               125                 35
                                                               ------------      -------------
           Total operating expenses                                 13,377             16,455
                                                               ------------      -------------

Income from operations                                                 733              2,684

Nonoperating income and (expense):
   Interest income                                                       96               155
   Interest expense                                                    (241)             (394)
                                                               -------------     -------------

Income before income taxes                                              588             2,445
Income tax expense                                                      179               775
                                                               -------------     -------------

Net income                                                      $       409       $     1,670
                                                               =============     =============

Basic net income per common share                               $       .04       $       .15
                                                               =============     =============
Diluted net income per common share                             $       .04       $       .15
                                                               =============     =============

Basic weighted average common shares outstanding                     10,846            10,983
                                                               =============     =============
Diluted weighted average common shares outstanding                   10,858            11,125
                                                               =============     =============

Cash dividend declared per share                                $      0.05       $      0.05
                                                               =============     =============



                   The accompanying notes are an integral part of these consolidated financial statements.

              ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                                          For the Three Months Ended
                                                                                                  March 31,
                                                                                        ------------------------------
                                                                                       1999                   1998
                                                                                   ------------           ------------
Reconciliation of net income to net cash provided by operating activities:
   Net income                                                                       $      409             $    1,670
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Gain on sale of proved properties                                                  (195)                     -
       Depletion, depreciation and amortization                                          5,402                  5,377
       Impairment of proved properties                                                       -                    368
       Exploration                                                                         (95)                   916
       Abandonment and impairment of unproved properties                                   464                    303
       Loss in equity investees                                                             45                     61
       Deferred income taxes                                                                (5)                   285
       Other                                                                               166                     97
                                                                                   ------------           ------------
                                                                                         6,191                  9,077
Changes in current assets and liabilities:
   Accounts receivable                                                                   3,549                  2,300
   Prepaid expenses and other                                                            1,050                     73
   Accounts payable and accrued expenses                                                (2,738)                 6,169
   Stock appreciation rights                                                                 -                   (351)
                                                                                   ------------           ------------
Net cash provided by operating activities                                                8,052                 17,268
                                                                                   ------------           ------------

Cash flows from investing activities:
   Proceeds from sale of oil and gas properties                                            804                     52
   Capital expenditures                                                                 (7,159)               (18,108)
   Acquisition of oil and gas properties                                                (1,475)                (1,189)
   Investment in and loans to Summo Minerals Corporation                                  (188)                  (235)
   Receipts from restricted cash                                                           720                      -
   Other                                                                                  (297)                   618
                                                                                   ------------           ------------
Net cash used in investing activities                                                   (7,595)               (18,862)
                                                                                   ------------           ------------

Cash flows from financing activities:
   Proceeds from long-term debt                                                          4,175                 11,700
   Repayment of long-term debt                                                          (5,675)               (12,917)
   Proceeds from sale of common stock                                                       17                      -
   Repurchase of common stock                                                             (525)                     -
   Dividends paid                                                                         (543)                  (549)
                                                                                   ------------           ------------
Net cash used in financing activities                                                   (2,551)                (1,766)
                                                                                   ------------           ------------

Net decrease in cash and cash equivalents                                               (2,094)                (3,360)
Cash and cash equivalents at beginning of period                                         7,821                  7,112
                                                                                   ------------           ------------
Cash and cash equivalents at end of period                                          $    5,727             $    3,752
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

              ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   (Continued)


Supplemental   schedule  of  additional   cash  flow   information  and  noncash
activities:

                                                 For the Three Months Ended
                                                         March 31,
                                                 --------------------------
                                                    1999            1998
                                                 ----------      ----------
                                                       (In thousands)

Cash paid for interest                            $    270        $    326

Cash paid for income taxes                             115              30

Cash paid for exploration expenses                   1,485           3,266


                   The accompanying notes are an integral part of these consolidated financial statements.

              ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


                                 March 31, 1999


Note 1 - Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of St. Mary Land & Exploration Company and Subsidiaries (the "Company") for the year ended December 31, 1998. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

         The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in Form 10-K for the year ended December 31, 1998. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Form 10-K.

Note 2 - Investments

         The Company accounts for its 37% ownership interest in Summo Minerals Corporation ("Summo") under the equity method of accounting. For the three months ended March 31, 1999, the Company recorded a loss of $45,000 as its equity in the losses of Summo. The Company has entered into agreements to provide interim financing of up to $3,471,000 for Summo's Lisbon Valley Copper Project (the "Project") in the form of a loan due in June 1999 bearing interest at the prime rate plus 1%. As security for this loan, Summo has pledged its interest in the Project. As of March 31, 1999, $3,057,000 was outstanding under this loan. Additional amounts totaling $32,000 have been advanced to Summo under this loan since March 31, 1999. The principal amount of advances made by the Company to Summo are convertible into shares of Summo common stock at a defined conversion price.

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

Note 3 - Capital Stock

         In August 1998, the Company's Board of Directors approved a stock repurchase program whereby the Company may purchase from time to time, in open market purchases or negotiated sales, up to one million shares of its common stock. During the first quarter of 1999 the Company repurchased 35,000 shares of its common stock under the program at a weighted average price of $15.00 per share, bringing the total number of shares repurchased under the program to 182,800 at a weighted-average price of $16.38 per share. Management anticipates that additional purchases of shares by the Company may occur as market conditions warrant. Such purchases will be funded with internal cash flow and borrowings under the Company's credit facility.

Note 4 - Income Taxes

         Federal income tax expense for 1999 and 1998 differ from the amounts that would be provided by applying the statutory U.S. Federal income tax rate to income before income taxes primarily due to Section 29 credits, percentage depletion, and the effect of state income taxes.

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

         The Company's presence in south Louisiana includes active management of its fee lands from which significant royalty income is derived. St. Mary has encouraged development drilling by its lessees, facilitated the origination of new prospects on acreage not held by production and stimulated exploration interest in deeper, untested horizons. The Company's discovery on its fee lands at South Horseshoe Bayou in early 1997 and the successful confirmation well in early 1998 proved that significant accumulations of gas are sourced and trapped at depths below 16,000 feet. In August 1998 one of the wells in the South Horseshoe Bayou project experienced shut-in production due to mechanical problems. These mechanical problems and premature water encroachment caused the Company to reduce the project's proved reserves by 38.8 BCFE, of which 23.7 BCFE were reclassified to the probable reserve category and 15.1 BCFE were written off. An untested fault block to the north of the existing production is expected to spud at South Horseshoe Bayou in the third quarter of 1999.

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

         The results of operations include several significant acquisitions made during recent years and their subsequent further development by the Company. In 1996, 1997 and 1998 the Company purchased a series of interests totaling $15.8 million that formed a new core area of focus in the Permian Basin of New Mexico and west Texas. In late 1998 St. Mary, through Panterra, acquired the interests of Texaco, Inc. in several fields in the Williston Basin for $2.1 million. In 1997 the Company acquired an 85% working interest in certain Louisiana properties of Henry Production Company for $3.9 million, and the remaining 15% working interest in these properties was acquired in the first quarter of 1999. Also in the first quarter of 1999 St. Mary acquired additional interests in the West Cameron Block 39 property located offshore Louisiana and other properties in Louisiana totaling $1.2 million.

         The Company pursues opportunities to monetize selected assets at a premium and as part of its continuing strategy to focus and rationalize its operations. In late 1998 St. Mary sold a package of non-strategic properties in Oklahoma to ONEOK Resources Company for $22.2 million and sold its remaining minor interests in Canada for $1.2 million, realizing a pre-tax gain of $7.7 million.

         St. Mary has one principal equity investment, Summo Minerals Corporation ("Summo"). The Company accounts for its investments in Summo under the equity method and includes its share of the income or loss from this entity in its consolidated results of operations.

         In June 1998 the Company's stockholders approved an increase in the number of authorized shares of the Company's common stock from 15,000,000 to 50,000,000 shares.

         In August 1998 the Company's Board of Directors authorized a stock repurchase program whereby St. Mary may purchase from time-to-time, in open market transactions or negotiated sales, up to 1,000,000 of its own common shares. The Company has repurchased a total of 182,800 shares of common stock under this plan in 1998 and the first quarter of 1999.

         The Company seeks to protect its rate of return on acquisitions of producing properties by hedging up to the first 24 months of an acquisition's production at prices approximately equal to those used in the Company's acquisition evaluation and pricing model. The Company also periodically uses hedging contracts to hedge or otherwise reduce the impact of oil and gas price fluctuations on production from each of its core operating areas. The Company's strategy is to ensure certain minimum levels of operating cash flow and to take advantage of windows of favorable commodity prices. The Company generally limits its aggregate hedge position to no more than 50% of its total production. The Company seeks to minimize basis risk and indexes the majority of its oil hedges to NYMEX prices and the majority of its gas hedges to various regional index prices associated with pipelines in proximity to the Company's areas of gas production. The Company has hedged approximately 41% of its remaining estimated 1999 gas production at an average fixed price of $2.09 per MMBtu, approximately 30% of its remaining estimated 1999 oil production at an average fixed price of $16.16 per Bbl, approximately 15% of its estimated 2000 oil production at an average fixed price of $15.54 per Bbl and less than 1% of its estimated 2001 oil production at an average fixed price of $15.76. The Company has also purchased options resulting in price collars on approximately 10% of the Company's remaining estimated 1999 gas production with price ceilings between $2.00 and $3.00 per MMBtu and price floors between $1.50 and $2.00 per MMBtu and price collars on approximately 6% of its remaining estimated 1999 oil production with a price floor of $15.00 and a price ceiling of $16.85. In 2000 the Company has price collars on approximately 16% of its estimated gas production with price ceilings between $2.50 and $2.65 and a price floor of $2.00 and approximately 6% of its estimated oil production with a price floor of $15.00 and price ceilings between $16.85 and $17.75.

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

Results of Operations

         The following table sets forth selected operating data for the periods indicated:

                                              Three Months Ended March 31,
                                         ---------------------------------------
                                             1999                      1998
                                         -------------             -------------
                                             (In thousands, except BOE data)
Oil and gas production
 revenues:
    Working interests                     $    13,139               $    17,010
    Louisiana royalties                           630                     2,015
                                         -------------             -------------
        Total                             $    13,769               $    19,025
                                         =============             =============

Net production:
   Oil (MBbls)                                    283                       321
   Gas (MMcf)                                   5,340                     6,359
                                         -------------             -------------
   MBOE                                         1,173                     1,381
                                         =============             =============


Average sales price (1):
   Oil (per Bbl)                          $     11.51               $     14.90
   Gas (per Mcf)                                 1.97                      2.24


Oil and gas production costs:
   Lease operating expense                $     3,096               $     2,841
   Production taxes                               897                     1,102
                                         -------------             -------------
     Total                                $     3,993               $     3,943
                                         =============             =============

Additional per BOE data:
   Sales price                            $     11.74               $     13.78
   Lease operating expense                       2.64                      2.06
   Production taxes                               .77                       .80
                                         -------------             -------------
      Operating margin                    $      8.33               $     10.92
   Depletion, depreciation and
      amortization                        $      4.61               $      3.89
   Impairment of proved
      Properties                                    -                       .27

   General and administrative                    1.37                      2.13

-----------------------------
      (1) Includes the effects of the Company's hedging activities.


         Oil and Gas Production Revenues. Oil and gas production revenues decreased $5.2 million, or 28% to $13.8 million for the first quarter of 1999 compared to $19.0 million for the first quarter of 1998. Oil production volumes decreased 12% and gas production volumes decreased 16% for the first quarter of 1999 compared to 1998. Average net daily production declined to 13.0 MBOE in 1999 compared to 15.3 MBOE in the comparable quarter of 1998. The decline resulted from the significant loss of production at the South Horseshoe Bayou Field in 1998 and 1999 and the sale of certain Oklahoma properties which occurred in late 1998.

         The average realized oil price for the first quarter of 1999 decreased 23% to $11.51 per Bbl, while average realized gas prices decreased 12% to $1.97 per Mcf, from their respective 1998 levels. The Company hedged approximately 6% of its oil production for the first quarter of 1999 or 18.0 MBbls at an average NYMEX price of $16.05 and realized a $51,000 increase in oil revenue or $.18 per Bbl for the first quarter of 1999 on these contracts compared to a $200,000 increase or $.62 per Bbl in 1998. The Company also hedged 51% of its 1999 first quarter gas production or 3.1 million MMBtu at an average indexed price of $2.096 and realized a $1.4 million increase in gas revenues or $.25 per Mcf for the first quarter of 1999 from these hedge contracts compared to a $78,000 increase in gas revenues or $.01 per Mcf in 1998.

         Oil and Gas Production Costs. Oil and gas production costs consist of lease operating expense and production taxes. Total production costs increased $51,000 or 1% for the first quarter of 1999 from comparable levels in 1998. Total oil and gas production costs per BOE increased 19% to $3.41 in 1999 compared with $2.86 for the 1998 first quarter due to increased workover costs and the December 1998 sale of producing properties in Oklahoma with lower production costs per BOE.

         Depreciation, Depletion, Amortization and Impairment. Depreciation, depletion and amortization expense ("DD&A") increased $25,000 or less than 1% for the first quarter of 1999 from comparable levels in 1998. DD&A expense per BOE increased 18% to $4.61 in the first quarter of 1999 compared to $3.89 in 1998 due to the reduction in volumes produced at South Horseshoe Bayou, decreased royalty production from the Fee Lands, the effect of continued low prices on the Company's oil and gas reserves at March 31, 1999 and the December 1998 sale of producing properties in Oklahoma with lower DD&A expense per BOE. The Company recorded no impairments of proved oil and gas properties for the first quarter of 1999 compared with $368,000 in 1998.

         Abandonment and impairment of unproved properties increased $160,000 or 53% to $463,000 for the first quarter of 1999 compared to $303,000 in 1998 due to additional abandonments of expired leases in 1999.

         Exploration. Exploration expense decreased $1.7 million or 49% to $1.7 million for the first quarter of 1999 compared with $3.4 million in 1998. The decrease results from lower delay rental payments and improved exploratory drilling results.

         General and Administrative. General and administrative expenses decreased $1.3 million or 45% in the first quarter of 1999 compared to 1998 primarily due to a decrease in compensation expense related to decreases in bonus and stock appreciation rights expenses. This decrease in compensation expense was partially offset by an increase in rent expense and a reduction in overhead reimbursements from outside interest owners in properties operated by the Company.

         Other operating expenses primarily consist of legal expenses in connection with ongoing oil and gas activities. This expense increased $90,000 or 257% for the first quarter of 1999 compared with 1998, primarily due to increased activity in the pending litigation that seeks to recover damages from the drilling contractor for the St. Mary Land & Exploration No. 1 well at South Horseshoe Bayou.

         Equity in Loss of Summo Minerals Corporation. The Company accounts for its investment in Summo under the equity method and includes its share of Summo's income or loss in its results of operations. The equity in the net loss of Summo was $45,000 for the first quarter of 1999 and $61,000 in 1998.

         Non-Operating Income and Expense. Net interest and other non-operating expense decreased $94,000 to $145,000 in the first quarter of 1999 compared to $239,000 in 1998 due to decreased borrowings resulting from cash received from the sale of Oklahoma properties in late 1998.

         Income Taxes. Income tax expense was $179,000 in the first quarter of 1999 and $775,000 in 1998, resulting in effective tax rates of 30% and 32%, respectively. The reduced expense reflects lower net income from operations before income taxes for 1999 due primarily to lower oil and gas production and prices. The reduced rate reflects a higher impact on lower net income from
Section 29 credits and percentage depletion in 1999.

         Net Income. Net income for the first quarter of 1999 decreased $1.3 million or 76% to $409,000 compared to $1.7 million in 1998. The 28% decrease in oil and gas revenues caused by reductions in both price and produced volumes in the first quarter of 1999 was partially offset by significant decreases in exploration expense, general and administrative expense and income tax expense.

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

         Cash Flow. The Company's net cash provided by operating activities decreased $9.2 million or 53% to $8.1 million in the first quarter 1999 compared to $17.3 million in the first quarter 1998. Revenues decreased significantly due to decreased production at South Horseshoe Bayou and in Oklahoma from the sale of producing properties and due to lower prices. Additionally, accounts payable and accrued expenses decreased significantly in the first quarter 1999 compared to a significant increase in the first quarter 1998 due to lower drilling activity in 1999. These factors were only partially offset by decreases in general and administrative expenses and exploration expense.

         Net cash used in investing activities decreased $11.3 million or 60% to $7.6 million in the first quarter 1999 compared to $18.9 million in the first quarter 1998. The decrease is primarily due to a $10.9 million decrease in capital expenditures in the first quarter 1999. Total first quarter 1999 capital expenditures, including acquisitions of oil and gas properties, decreased $10.9 million or 60% to $7.2 million in the first quarter 1999 compared to $18.1 million in the first quarter 1998.

         A portion of the proceeds from sales of oil and gas properties in 1998 were applied to acquisitions of oil and gas properties in 1999 under tax-free exchanges. In a tax-free exchange of properties the tax basis of the sold property carries over to the acquired property for tax purposes. Gains or losses for tax purposes are recognized by amortization of the lower tax basis of the property throughout its remaining life or when the acquired property is sold or abandoned.

         Net cash used in financing activities increased $785,000 or 44% to $2.6 million in the first quarter 1999 compared to $1.8 million in the first quarter 1998. The increase was primarily due to the repurchase of the Company's common stock for $525,000 in the first quarter of 1999. No such repurchases were made in the first quarter 1998.

         The Company had $5.7 million in cash and cash equivalents and had working capital of $5.6 million as of March 31, 1999 compared to $7.8 million in cash and cash equivalents and working capital of $9.8 million as of December 31, 1998. Decreases in accounts receivable and in cash and cash equivalents were partially offset by a decrease in accounts payable.

         Credit Facility. On June 30, 1998, the Company entered into a new long-term revolving credit agreement that replaced the agreement dated March 1, 1993 and amended in April 1996. The new credit agreement specifies a maximum loan amount of $200.0 million. The lender may periodically re-determine the aggregate borrowing base depending upon the value of the Company's oil and gas properties and other assets. In May 1999 the borrowing base was reduced $25.0 million by the lender to $80.0 million as a result of reduced reserve pricing and the write down of South Horseshoe Bayou. The accepted borrowing base was $40.0 million at December 31, 1998. The credit agreement has a maturity date of December 31, 2005, and includes a revolving period that matures on December 31, 2000. The Company can elect to allocate up to 50% of available borrowings to a short-term tranche due in 364 days. The Company must comply with certain covenants including maintenance of stockholders' equity at a specified level and limitations on additional indebtedness. As of March 31, 1999, and December 31, 1998, $9.0 million and $10.5 million, respectively, was outstanding under this credit agreement. These outstanding balances accrue interest at rates determined by the Company's debt to total capitalization ratio. During the revolving period of the loan, loan balances accrue interest at the Company's option of either (a) the higher of the Federal Funds Rate plus 1/2% or the prime rate, or (b) LIBOR plus 1/2% when the Company's debt to total capitalization is less than 30%, up to a maximum of either (a) the higher of the Federal Funds Rate plus 5/8% or the prime rate plus 1/8%, or (b) LIBOR plus 1-1/4% when the Company's debt to total capitalization is equal to or greater than 50%.

         Panterra, in which the Company has a 74% general partnership interest, has a separate credit facility with a $21.0 million borrowing base as of December 31, 1998, and $12.0 million outstanding as of March 31, 1999 and December 31, 1998. In June 1997, Panterra entered into this credit agreement replacing a previous agreement due March 31, 1999. The new credit agreement includes a revolving period converting to a five-year amortizing loan on June 30, 2000. During the revolving period of the loan, loan balances accrue interest at Panterra's option of either the bank's prime rate or LIBOR plus 3/4% when the Partnership's debt to partners' capital ratio is less than 30%, up to a maximum of either the bank's prime rate or LIBOR plus 1-1/4% when the Partnership's debt to partners' capital ratio is greater than 100%.

         Common Stock. In June 1998 the Company's stockholders approved an increase in the number of authorized shares of the Company's common stock from 15,000,000 to 50,000,000 shares.

         In August 1998 the Company's Board of Directors authorized a stock repurchase program whereby St. Mary may purchase from time-to-time, in open market transactions or negotiated sales, up to 1,000,000 of its common shares. During 1998 the Company repurchased a total of 147,800 shares of its common stock under the program for $2.5 million at a weighted-average price of $16.71 per share. The Company repurchased an additional 35,000 shares for $15.00 per share during the first quarter of 1999. Management anticipates that additional purchases of shares by the Company may occur as market conditions warrant. Such purchases will be funded with internal cash flow and borrowings under the Company's credit facility.

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

         The Company has several prospects in its pipeline of large-target exploration ideas. Tests are currently being drilled at the Stallion, West Cameron Block 39 and Edgerly projects, and the Company expects to commence the drilling of four additional significant tests in 1999 at its South Horseshoe Bayou, North Parcperdue and Patterson projects in south Louisiana, and at its Carrier project in east Texas.

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

         The Company, through a subsidiary, owns 9.9 million shares or 37% of Summo. The persistence of depressed commodity prices and increased worldwide inventory levels of copper have caused Summo's stock price to decline. Management believes that this stock price decline is not temporary and that its value is impaired. Consequently, the Company wrote down its net investment in Summo to net realizable value in the fourth quarter of 1998. Management believes the recorded net investment is recoverable.

         The Company has agreed to provide Summo with interim financing of up to $3.5 million for Summo's Lisbon Valley Copper Project (the "Project") in the form of a loan bearing interest at the prime rate plus 1% due in June 1999. As security for this loan, Summo pledged its interest in the Project. As of
December  31,  1998  and  March  31,  1999,   $2.9  million  and  $3.1  million,
respectively, were outstanding under the loan. Additional amounts totaling $32,000 have been advanced to Summo under this loan since March 31, 1999. At the Company's option, the principal amounts advanced by the Company under the note are convertible into shares of Summo common stock at a defined conversion price.

         Future development and financial success of the Project are largely dependent on the market price of copper, which is determined in world markets and is subject to significant fluctuations. Management believes that copper prices will recover and that the Project will have considerable value at that time. The Company has the ability to fund the carrying costs of the property and the intent to retain its interest in the Project until copper prices recover. However, there can be no assurance that the Company will realize a return on its investment in Summo or the Project.

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

         Under phase iv) of the plan, the Company initiated formal communications with its significant vendors, suppliers and purchasers and transporters of oil and natural gas to determine the extent to which the Company is vulnerable to those third parties' failures to remediate their own Year 2000 issues. The process of collecting information from these third parties is approximately 45% complete. All of the responses received to date are positive in assuring that the respondents will be Year 2000 compliant on a timely basis. Completion of phase iv) of the plan is anticipated in the third quarter of 1999. Until this phase of the plan is complete, management cannot currently predict if third party compliance issues will materially affect the Company's operations. There can be no assurance that the systems of these third parties will be converted timely, or that a failure to remediate Year 2000 compliance issues by another company would not have a material adverse effect on the Company.

         Phase v) of the Company's Year 2000 plan, the design and implementation of contingency plans for those systems, if any, that cannot be made Year 2000 compliant before December 31, 1999, will be addressed in the last half of 1999.

         Through March 31, 1999, the Company has spent approximately $450,000 on its Year 2000 efforts. This includes the costs of consultants as well as the cost of repair or replacement of non-compliant hardware and software systems. Additional costs to complete the Company's plan are estimated at approximately $50,000. The Company has not specifically tracked its internal costs of addressing the Year 2000 issue. However, management does not believe these costs to be material.

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

         The last half of 1998 and most of the first quarter of 1999 were characterized by historically low oil prices and weakening gas markets. Capital has left the oil and gas industry and has caused a significant decrease in the number of working drilling rigs. Consequently, in early 1999 there is an abundance of available drilling rigs, personnel, supplies and services with a corresponding reduction of costs. Oil and gas prices have begun to increase from December 31, 1998 levels. If prices continue to increase, there could be a return to shortages and corresponding increases in the cost to the Company of exploration, drilling and production of oil and gas.

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

         Commodity Price Risk. The Company uses various hedging arrangements to manage the Company's exposure to price risk from its natural gas and crude oil production. These hedging arrangements have the effect of locking in for specified periods, at predetermined prices or ranges of prices, the prices the Company will receive for the volumes to which the hedge relates. Consequently, while these hedging arrangements are structured to reduce the Company's exposure to decreases in prices associated with the hedged commodity, they also limit the benefit the Company might otherwise receive from any price increases associated with the hedged commodity. A hypothetical 10% change in the quarter-end market prices of commodity-based swaps and futures contracts on a notional amount of
13.0 million MMBtu would have caused a potential $1.4 million change in net income before income taxes for the Company for gas contracts in place on March 31, 1999. A 10% change in the quarter-end market prices of commodity-based swaps and future contracts on a notional amount of 505 MBbls would have caused a potential $615,000 change in net income before income taxes for the Company for oil contracts in place on March 31, 1999. Results of operations for Panterra (a non-taxable entity) would have changed by $337,000 on a notional amount of 216 MBbls. These changes were discounted to present value using a 7.5% discount rate since the latest expected maturity date of some of the swaps and futures contracts is greater than one year from the reporting date. The derivative gain or loss effectively offsets the loss or gain on the underlying commodity exposures that have been hedged. The fair values of the swaps are estimated based on quoted market prices of comparable contracts and approximate the net gains or losses that would have been realized if the contracts had been closed out at quarter end. The fair values of the futures are based on quoted market prices obtained from the New York Mercantile Exchange.

         Interest Rate Risk. Market risk is estimated as the potential change in fair value resulting from an immediate hypothetical one percentage point parallel shift in the yield curve. A sensitivity analysis presents the hypothetical change in fair value of those financial instruments held by the Company at March 31, 1999, which are sensitive to changes in interest rates. For fixed-rate debt, interest rate changes affect the fair market value but do not impact results of operations or cash flows. Conversely for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future results of operations and cash flows, assuming other factors are held constant. The carrying amount of the Company's floating rate debt approximates its fair value. At March 31, 1999, the Company had floating rate debt of $17.9 million and had no fixed rate debt. Assuming constant debt levels, the results of operations and cash flows impact for the remainder of the year resulting from a one percentage point change in interest rates would be approximately $134,000 before taxes.

PART II.  OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

           (a)   Exhibits

                 Exhibit     Description
                 10.1        St. Mary Land & Exploration Company Incentive Stock
                                 Option Plan, As Amended on March 25, 1999
                 10.2        St. Mary  Land  & Exploration  Company Stock Option
                                 Plan, As Amended on March 25, 1999
                 10.3        Net Profits  Interest  Bonus  Plan,  As  Amended on
                                 September 19, 1996 and July 24, 1997 and January 28, 1999
                 27.1        Financial Data Schedule

           (b) There were no reports on Form 8-K filed during the quarter ended March 31, 1999.

                                   SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       St. Mary Land & Exploration Company



May 14, 1999                           By  /s/ MARK A. HELLERSTEIN
                                           -----------------------------------
                                           Mark A. Hellerstein
                                           President and Chief Executive Officer


May 14, 1999                           By  /s/ RICHARD C. NORRIS
                                           -----------------------------------
                                           Richard C. Norris
                                           Vice President - Finance, Secretary
                                           and Treasurer


May 14, 1999                           By  /s/ GARRY A. WILKENING
                                           -----------------------------------
                                           Garry A. Wilkening
                                           Vice President - Administration and
                                           Controller