Form 10-Q
period 1999-06-30
ST MARY LAND & EXPLORATION CO
filed 1999-08-06
CIK 893538

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

                  For the Quarterly Period Ended June 30, 1999


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




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes [ u ] No [ ]


Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date.


As of August 2, 1999 the registrant had 11,094,852 shares of Common Stock, $.01 par value, outstanding.


================================================================================

                       ST. MARY LAND & EXPLORATION COMPANY
                       -----------------------------------


                                      INDEX
                                      -----


Part I.         FINANCIAL INFORMATION                                       PAGE
                                                                            ----
                Item 1.     Financial Statements (Unaudited)

                            Consolidated Balance
                            Sheets - June 30, 1999 and
                            December 31, 1998 ...............................  3

                            Consolidated Statements of
                            Operations - Three Months Ended
                            June 30, 1999 and 1998: Six Months
                            Ended June 30, 1999 and 1998 ....................  4

                            Consolidated Statements of
                            Cash Flows - Six Months Ended
                            June 30, 1999 and 1998...........................  5

                            Notes to Consolidated Financial
                            Statements - June 30, 1999 ......................  7


                Item 2.     Management's Discussion and Analysis
                            of Financial Condition and Results
                            of Operations....................................  9


Part II.        OTHER INFORMATION

                Item 6.     Exhibits and Reports on Form 8-K ................ 23

                                Exhibits
                                --------

                                27.1    Financial Data Schedule

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

              ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                      (In thousands, except share amounts)

                                     ASSETS

                                                                                     June 30,         December 31,
                                                                                  -------------      -------------
                                                                                      1999                1998
                                                                                  -------------      -------------
Current assets:
    Cash and cash equivalents                                                      $     5,244        $     7,821
    Accounts receivable                                                                 12,775             17,937
    Prepaid expenses and other                                                             816                795
    Refundable income taxes                                                                211                391
    Deferred income taxes                                                                   91                125
                                                                                  -------------      -------------
              Total current assets                                                      19,137             27,069
                                                                                  -------------      -------------

Property and equipment (successful efforts method), at cost:
    Proved oil and gas properties                                                      252,803            241,021
    Unproved oil and gas properties, net of impairment
             allowance of $4,229 in 1999 and $5,987 in 1998                             31,455             25,588
    Other property and equipment                                                         4,654              4,051
                                                                                  -------------      -------------
                                                                                       288,912            270,660
    Less accumulated depletion, depreciation, amortization and impairment             (136,714)          (126,835)
                                                                                  -------------      -------------
                                                                                       152,198            143,825
                                                                                  -------------      -------------
Other assets:
    Khanty Mansiysk Oil Corporation receivable and stock                                 6,839              6,839
    Summo Minerals Corporation  investment and receivable                                1,130              2,869
    Restricted cash                                                                          -                720
    Other assets                                                                         3,527              3,175
                                                                                  -------------      -------------
                                                                                        11,496             13,603
                                                                                  -------------      -------------
                                                                                   $   182,831        $   184,497
                                                                                  =============      =============

                                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                               $    10,307        $    16,926
    Current portion of stock appreciation rights                                           272                358
                                                                                  -------------      -------------
              Total current liabilities                                                 10,579             17,284
                                                                                  -------------      -------------

Long-term liabilities:
    Long-term debt                                                                      20,087             19,398
    Deferred income taxes                                                               11,765             11,158
    Stock appreciation rights                                                              455                422
    Other noncurrent liabilities                                                         1,250              1,493
                                                                                  -------------      -------------
                                                                                        33,557             32,471
                                                                                  -------------      -------------
Commitments and contingencies

Stockholders' equity:
    Common stock, $.01 par value: authorized  - 50,000,000 shares: issued and
           outstanding - 11,269,361 shares in 1999 and 10,992,447 shares in 1998           113                110
    Additional paid-in capital                                                          71,083             67,761
    Treasury stock - at cost:  182,800 shares in 1999 and 147,800 shares in 1998        (2,995)            (2,470)
    Retained earnings                                                                   70,299             69,341
    Unrealized gain on marketable equity securities-available for sale                     195                  -
              Total stockholders' equity                                               138,695            134,742
                                                                                  -------------      -------------
                                                                                   $   182,831        $   184,497
                                                                                  =============      =============

                   The accompanying notes are an integral part of these consolidated financial statements.

              ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (In thousands, except per share amounts)

                                                                 For the Three Months Ended             For the Six Months Ended
                                                                           June 30,                             June 30,
                                                               --------------------------------     --------------------------------
                                                                    1999              1998               1999              1998
                                                               --------------    --------------     --------------    --------------
Operating revenues:
    Oil and gas production                                      $     15,809      $     20,233       $     29,578      $     39,258
    Gain (loss) on sale of proved properties                             (81)              (14)               114               (14)
    Other revenues                                                       127                88                273               202
                                                               --------------    --------------     --------------    --------------
             Total operating revenues                                 15,855            20,307             29,965            39,446
                                                               --------------    --------------     --------------    --------------

Operating expenses:
    Oil and gas production                                             3,960             4,173              7,954             8,116
    Depletion, depreciation and amortization                           5,281             6,503             10,683            11,880
    Impairment of proved properties                                      247             1,077                247             1,445
    Exploration                                                        1,203             3,052              2,942             6,473
    Abandonment and impairment of unproved properties                    336               312                800               615
    General and administrative                                         2,021             1,477              3,629             4,424
    Loss in equity investees                                              13               510                 58               571
    Other                                                                213                57                338                92
                                                               --------------    --------------     --------------    --------------
              Total operating expenses                                13,274            17,161             26,651            33,616
                                                               --------------    --------------     --------------    --------------
Income from operations                                                 2,581             3,146              3,314             5,830
Nonoperating income and (expense):
   Interest income                                                       156               371                252               526
   Interest expense                                                     (275)             (360)              (516)             (754)
                                                               --------------    ---------------    --------------    --------------
Income before income taxes                                             2,462             3,157              3,050             5,602
Income tax expense                                                       829             1,121              1,008             1,896
                                                               --------------    --------------     --------------    --------------

Income from continuing operations                                      1,633             2,036              2,042             3,706
Gain on sale of discontinued operations, net of taxes                      -                34                  -                34
                                                               --------------    --------------     --------------    --------------

Net income                                                      $      1,633      $      2,070       $      2,042      $      3,740
                                                               ==============    ==============     ==============    ==============

Basic earnings per common share:
    Income from continuing operations                           $        .15      $        .19       $        .19     $        .34
    Gain on sale of discontinued operations                                -                 -                  -                -
                                                               ==============    ==============     ==============   ==============
Basic net income per common share                               $        .15      $        .19       $        .19     $        .34
                                                               ==============    ==============     ==============   ==============
Diluted earnings per common share:
    Income from continuing operations                           $        .15      $        .18       $        .19     $        .33
    Gain on sale of discontinued operations                                -                 -                  -                -
                                                               ==============    ==============     ==============   ==============
Diluted net income per common share                             $        .15      $        .18       $        .19     $        .33
                                                               ==============    ==============     ==============   ==============

Basic weighted average common shares outstanding                      10,913            10,984             10,879           10,984
                                                               ==============    ==============     ==============   ==============
Diluted weighted average common shares outstanding                    10,934            11,079             10,892           11,102
                                                               ==============    ==============     ==============   ==============

Cash dividend declared per share                                $       0.05      $       0.05       $       0.10     $       0.10
                                                               ==============    ==============     ==============   ==============



                   The accompanying notes are an integral part of these consolidated financial statements.

              ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)


                                                                                    For the Six Months Ended
                                                                                            June 30,
                                                                                --------------------------------
                                                                                    1999               1998
                                                                                -------------      -------------
Reconciliation of net income to net cash provided by operating activities:
    Net income                                                                   $     2,042        $     3,740
    Adjustments to reconcile net income to net
      cash provided by operating activities:
        (Gain) loss on sale of proved properties                                        (114)                14
        Depletion, depreciation and amortization                                      10,683             11,880
        Impairment of proved properties                                                  247              1,445
        Exploration                                                                     (119)             2,945
        Abandonment and impairment of unproved properties                                800                615
        Loss in equity investees                                                          58                571
        Deferred income taxes                                                            607              1,410
        Other                                                                           (132)               239
                                                                                -------------      -------------
                                                                                      14,072             22,859
    Changes in current assets and liabilities:
        Accounts receivable                                                            5,947              7,081
        Prepaid expenses and other                                                     2,507               (986)
        Accounts payable and accrued expenses                                         (2,179)            (1,600)
        Stock appreciation rights                                                        (86)                 7
                                                                                -------------      -------------
    Net cash provided by operating activities                                         20,261             27,361
                                                                                -------------      -------------


    Cash flows from investing activities:
        Proceeds from sale of oil and gas properties                                     713                 59
        Capital expenditures                                                         (20,478)           (29,391)
        Acquisition of oil and gas properties                                         (1,869)            (2,026)
        Investment in and loans to Summo Minerals Corporation                           (220)              (566)
        Collections on loan to Summo Minerals Corporation                              2,096                  -
        Receipts from restricted cash                                                    720                  -
        Investment in Nance Petroleum                                                    684                  -
        Other                                                                           (352)              (922)
                                                                                -------------      -------------
    Net cash used in investing activities                                            (18,706)           (32,846)
                                                                                -------------      -------------


    Cash flows from financing activities:
        Proceeds from long-term debt                                                   7,550             24,395
        Repayment of long-term debt                                                  (10,250)           (20,387)
        Proceeds from sale of common stock                                               177                  -
        Repurchase of common stock                                                      (525)                 -
        Dividends paid                                                                (1,084)            (1,098)
                                                                                -------------      -------------
    Net cash provided by (used in) financing activities                               (4,132)             2,910
                                                                                -------------      -------------

    Net decrease in cash and cash equivalents                                         (2,577)            (2,575)
    Cash and cash equivalents at beginning of period                                   7,821              7,112
                                                                                -------------      -------------

    Cash and cash equivalents at end of period                                   $     5,244        $     4,537
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

                            ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                 (Continued)

      Supplemental schedule of additional cash flow information and noncash activities:



                                                                                    For the Six Months Ended
                                                                                            June 30,
                                                                                --------------------------------
                                                                                    1999               1998
                                                                                -------------      -------------
                                                                                        (In thousands)

      Cash paid for interest                                                     $       558        $       771

      Cash paid for income taxes                                                         188                444

      Cash paid for exploration expenses                                               2,596              6,425



In June 1999, the Company acquired Nance Petroleum Corporation and Quanterra Alpha Limited Partnership for 259,494 shares of the Company's common stock valued at $3,091,000 together with the assumption of $3,189,000 of Nance Petroleum Corporation debt. The acquisition was accounted for as a purchase.




                   The accompanying notes are an integral part of these consolidated financial statements.

              ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             ---------------------

                                  June 30, 1999


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

Note 2 - Investments

         In June 1999, the Company participated in a financing package arrangement with Summo Minerals Corporation ("Summo") and Resource Capital Fund L.P. ("RCF"). This package resulted in the Company receiving $2,096,000 in exchange for reducing Summo's note receivable to $1,400,000 and transferring 4,962,047 Summo shares to RCF. The Summo share decrease reduced the Company's ownership percentage from 37% to 18% and required the accounting for this investment to change from the equity to the investment method at the time of closing. The Company recorded $58,000 of equity in Summo's losses in 1999 through May 31, 1999 under the equity method. Also as part of the arrangement, the Company was granted 17,500,000 warrants with an exercise price of CDN$0.12 per share that are fully vested and expire on June 25, 2004. No value has been assigned to the warrants in the financial statements. All cash proceeds received from RCF were applied to the outstanding principle balance of the Summo note receivable resulting in a remaining net book value of $964,000, which management believes is realizable. The loan is secured by Summo's interest in the Lisbon Valley Project and bears interest at LIBOR plus 2.5%. The Company continuously analyzes its net investment in Summo and the effect of persistent depressed copper prices and increased worldwide copper inventory levels on Summo's stock price.

         In June 1999, the Company completed the purchase of Nance Petroleum Corporation ("Nance") and Quanterra Alpha Limited Partnership for 259,494 shares of the Company's common stock valued at $3,091,000 together with the assumption of $3,189,000 of Nance debt. The acquisition included the 26% of Panterra Petroleum the Company did not previously own as well as certain other properties. The properties acquired are located in the Williston Basin of Montana and North Dakota. The acquisition was accounted for as a purchase.

Note 3 - Capital Stock

         In August 1998, the Company's Board of Directors approved a stock repurchase program whereby the Company may purchase from time to time, in open market purchases or negotiated sales, up to one million shares of its common stock. During the first quarter of 1999 the Company repurchased 35,000 shares of its common stock under the program at a weighted average price of $15.00 per share, bringing the total number of shares repurchased under the program to 182,800 at a weighted-average price of $16.38 per share. Management anticipates that additional purchases of shares by the Company may occur as market conditions warrant. Such purchases would be funded with internal cash flow and borrowings under the Company's credit facility.

Note 4 - Income Taxes

         Federal income tax expense for 1999 and 1998 differ from the amounts that would be provided by applying the statutory U.S. Federal income tax rate to income before income taxes primarily due to Section 29 credits, percentage depletion, and the effect of state income taxes.

Note 5 - Subsequent Event

         In July 1999 the Company signed an agreement to acquire King Ranch Energy, Inc. ("KRE") in a merger in which the Company will issue 2,666,252 common shares in exchange for all of the outstanding shares of KRE. The agreement is subject to approval by shareholders of both the Company and KRE.

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

         Internal exploration, drilling and production personnel conduct the Company's activities in the Mid-Continent and ArkLaTex regions and in south Louisiana. Prior to June 1, 1999, activities in the Williston Basin were conducted through Panterra Petroleum ("Panterra"), a general partnership managed by Nance Petroleum Corporation ("Nance"). The Company owned a 74% interest in Panterra. On June 1, 1999, the Company closed on the acquisition of Nance which owned the remaining 26% interest in Panterra. All of the Company's activities in the Williston Basin are now conducted through Nance as a wholly owned subsidiary of the Company. Activities in the Permian Basin are primarily contracted through an oil and gas property management company with extensive experience in the basin.

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

         The results of operations include several significant acquisitions made during recent years and their subsequent further development by the Company. In 1996, 1997 and 1998 the Company purchased a series of interests totaling $15.8 million that formed a new core area of focus in the Permian Basin of New Mexico and west Texas. In late 1998 St. Mary, through Panterra, acquired the interests of Texaco, Inc. in several fields in the Williston Basin for $2.1 million. In 1997 the Company acquired an 85% working interest in certain Louisiana properties of Henry Production Company for $3.9 million, and the remaining 15% working interest in these properties was acquired in the first quarter of 1999. In the first and second quarters of 1999, St. Mary acquired additional interests in the West Cameron Block 39 property located offshore Louisiana and various other properties in Louisiana and Oklahoma totaling $1.9 million.

         In the second quarter of 1999, the Company acquired Nance and Quanterra Alpha Limited Partnership for 259,494 shares of St. Mary common stock valued at $3.1 million and the assumption of $3.2 million in debt. The acquisition was accounted for as a purchase. This acquisition included Nance's 26% interest in Panterra that the Company did not previously own.

         In July 1999, the Company entered into an agreement to acquire King Ranch Energy, Inc. ("KRE"), a subsidiary of King Ranch, Inc., in a merger in which the Company will issue 2,666,252 shares of its common stock to shareholders of King Ranch and KRE will become a wholly owned subsidiary of St. Mary. KRE's properties are located primarily in the Gulf of Mexico and the onshore Gulf Coast. KRE's 1998 production was 48.8 MMCF equivalent per day. KRE's reported reserves at December 31, 1998, plus an acquisition made early in 1999, were 64.7 BCF equivalent and 82% natural gas. The merger agreement, which has been unanimously approved by the Boards of Directors of both companies, is subject to obtaining a favorable vote of the shareholders of St. Mary and King Ranch.

         The Company pursues opportunities to monetize selected assets at a premium and as part of its continuing strategy to focus and rationalize its operations. In December 1998 St. Mary sold a package of non-strategic properties in Oklahoma to ONEOK Resources Company for $22.2 million and sold its remaining minor interests in Canada for $1.2 million, realizing a pre-tax gain of $7.7 million.

         St. Mary has one principal equity investment, Summo Minerals Corporation ("Summo"). In the second quarter of 1999, the Company's ownership in Summo was reduced to 17.7%, and the Company now uses the investment method to account for this investment. Prior to this reduction, the Company accounted for its investment in Summo under the equity method and included its share of the income or loss from this entity in its consolidated results of operations. The Company recorded $58,000 of equity in Summo's losses in 1999 through the date of the ownership reduction.

         In June 1998 the Company's stockholders approved an increase in the number of authorized shares of the Company's common stock from 15,000,000 to 50,000,000 shares.

         In August 1998 the Company's Board of Directors authorized a stock repurchase program whereby St. Mary may purchase from time-to-time, in open market transactions or negotiated sales, up to 1,000,000 of its own common shares. The Company has repurchased a total of 182,800 shares of common stock under this plan through the second quarter of 1999.

         The Company seeks to protect its rate of return on acquisitions of producing properties by hedging up to the first 24 months of an acquisition's production at prices approximately equal to those used in the Company's acquisition evaluation and pricing model. The Company also periodically uses hedging contracts to hedge or otherwise reduce the impact of oil and gas price fluctuations on production from each of its core operating areas. The Company's strategy is to ensure certain minimum levels of operating cash flow and to take advantage of windows of favorable commodity prices. The Company generally limits its aggregate hedge position to no more than 50% of its total production. The Company seeks to minimize basis risk and indexes the majority of its oil hedges to NYMEX prices and the majority of its gas hedges to various regional index prices associated with pipelines in proximity to the Company's areas of gas production. The Company has hedged approximately 38% of its remaining estimated 1999 gas production at an average fixed price of $2.09 per MMBtu, approximately 35% of its remaining estimated 1999 oil production at an average fixed price of $16.13 per Bbl, approximately 15% of its estimated 2000 oil production at an average fixed price of $15.51 per Bbl and 1% of its estimated 2001 oil production at an average fixed price of $15.73. The Company has also purchased options resulting in price collars on approximately 8% of the Company's remaining estimated 1999 gas production with price ceilings between $1.90 and $3.00 per MMBtu and price floors between $1.50 and $2.00 per MMBtu and price collars on approximately 6% of its remaining estimated 1999 oil production with a price floor of $15.00 and a price ceiling of $16.85. In 2000 the Company has price collars on approximately 18% of its estimated gas production with price ceilings between $2.50 and $2.65 and a price floor of $2.00 and approximately 6% of its estimated oil production with a price floor of $15.00 and price ceilings between $16.85 and $17.75.

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

Results of Operations

         The following table sets forth selected operating data for the periods indicated:


                                                       Three Months                      Six Months
                                                      Ended June 30,                    Ended June 30,
                                                -------------------------          ------------------------
                                                   1999           1998                1999          1998
                                                ----------     ----------          ----------     ----------
                                                             (In thousands, except BOE data)
Oil and gas production
 Revenues:
    Working interests                            $ 14,921       $ 17,862            $ 28,060       $ 34,872
    Louisiana royalties                               888          2,371               1,518          4,386
                                                ----------     ----------          ----------     ----------
         Total                                   $ 15,809       $ 20,233            $ 29,578       $ 39,258
                                                ==========     ==========          ==========     ==========

Net production:
   Oil (MBbls)                                        313            370                 596            692
   Gas (MMcf)                                       5,404          7,255              10,744         13,614
                                                ----------     ----------          ----------     ----------
   MBOE                                             1,214          1,579               2,387          2,961
                                                ==========     ==========          ==========     ==========

Average sales price (1):
   Oil (per Bbl)                                 $  15.44       $  13.55            $  13.57       $  14.18
   Gas (per                                          2.03           2.10                2.00           2.16
Mcf)

Oil and gas production costs:
   Lease operating expense                       $  2,878       $  3,118            $  5,975       $  5,959
   Production taxes                                 1,082          1,055               1,979          2,157
                                                ----------     ----------          ----------     ----------
      Total                                      $  3,960       $  4,173            $  7,954       $  8,116
                                                ==========     ==========          ==========     ==========

Additional per BOE data:
   Sales price                                   $  13.03       $  12.81            $  12.39       $  13.26
   Lease operating expense                           2.37           1.97                2.50           2.01
   Production taxes                                   .89            .67                 .83            .73
                                                 ---------     ----------          ----------     ----------
      Operating margin                            $  9.77       $  10.17            $   9.06       $  10.52
   Depreciation, depletion and
      amortization                               $   4.35       $   4.12            $   4.48       $   4.01
   Impairment of proved
      properties                                      .20            .68                 .10            .49
   General and administrative                        1.67            .94                1.52           1.49

-----------------------------
(1)      Includes the effects of the Company's hedging activities.

         Oil and Gas Production Revenues. Oil and gas production revenues decreased $4.4 million, or 22% to $15.8 million for the second quarter of 1999 compared with $20.2 million in 1998. Oil production volumes decreased 16% and gas production volumes decreased 26% for the second quarter of 1999 compared with 1998. Average net daily production declined to 13.3 MBOE for the second quarter of 1999 compared with 17.4 MBOE in 1998. The decline resulted from the significant loss of production at the South Horseshoe Bayou Field in 1998 and 1999 and the sale of certain Oklahoma properties in December 1998. The average realized oil price for the second quarter of 1999 increased 14% to $15.44 per Bbl, while average realized gas prices decreased 3% to $2.03 per Mcf, from their respective 1998 levels.

         Oil and gas production revenue decreased $9.7 million or 25% to $29.6 million for the six months ended June 30, 1999 compared with $39.3 million in 1998. Oil production volumes decreased 14% and gas production volumes decreased 21% for the six months ended June 30, 1999 compared with 1998. Average net daily production was 13.2 MBOE for the six months ended June 30, 1999 compared with
16.4 in 1998. The production decrease resulted from the significant loss of production at the South Horseshoe Bayou Field in 1998 and 1999 and the sale of certain Oklahoma properties which occurred in late 1998. The average oil price for the six months ended June 30, 1999 decreased 4% to $13.57 per Bbl, and gas prices decreased 7% to $2.00 per Mcf from their respective 1998 levels.

         The Company hedged approximately 38% of its oil production for the second quarter of 1999 or 119.0 MBbls at an average NYMEX price of $16.32 and realized a $41,000 decrease in oil revenue or $.13 per Bbl on these contracts compared with a $113,000 increase or $.31 per Bbl in 1998. The Company also hedged 68% of its 1999 second quarter gas production or 3.7 million MMBtu at an average indexed price of $2.235 and realized a $67,000 increase in gas revenues or $.01 per Mcf from these hedge contracts compared with a $246,000 increase in gas revenues or $.04 per Mcf in 1998.

         Oil and Gas Production Costs. Oil and gas production costs consist of lease operating expense and production taxes. Total production costs decreased $213,000 or 5% to $4.0 million for the second quarter of 1999 from $4.2 million in 1998. Total oil and gas production costs per BOE increased 23% to $3.26 for the second quarter of 1999 compared with $2.64 in 1998 due to increased workover costs, reduction in production volumes at South Horseshoe Bayou and the December 1998 sale of producing properties in Oklahoma with lower production costs per BOE.

         Total production costs decreased $162,000 or 2% to $8.0 million for the six months ended June 30, 1999 from $8.1 million in 1998. Total oil and gas production costs per BOE increased 22% to $3.33 in the first six months of 1999 compared with $2.74 in 1998 due to increased workover costs, reduction in production volumes at South Horseshoe Bayou and the December 1998 sale of producing properties in Oklahoma with lower production costs per BOE.

         Depreciation, Depletion, Amortization and Impairment. Depreciation, depletion and amortization expense ("DD&A") decreased $1.2 million or 19% to $5.3 million for the second quarter of 1999 from $6.5 million in 1998. DD&A expense per BOE increased 6% to $4.35 in the second quarter of 1999 compared with $4.12 in 1998. This increase is due to the reduction in volumes produced at South Horseshoe Bayou, decreased royalty production from the Fee Lands and the December 1998 sale of producing properties in Oklahoma with lower DD&A expense per BOE. The Company recorded $247,000 of impairments of proved oil and gas properties for the second quarter of 1999 compared with $1.1 million in 1998. This decrease was due to marginal wells drilled in Oklahoma and Louisiana in 1998 and the adverse effects of low oil prices in the Williston Basin in 1998.

         DD&A decreased $1.2 million or 10% to $10.7 million for the six months ended June 30, 1999 compared with $11.9 million in 1998. DD&A expense per BOE increased 12% to $4.48 in the six months ended June 30, 1999 compared with $4.01 in 1998. This increase is due to the reduction in volumes produced at South Horseshoe Bayou, decreased royalty production from the Fee Lands, the effect of continued low prices on the Company's oil and gas reserves in the first quarter of 1999, and the December 1998 sale of producing properties in Oklahoma with lower DD&A expense per BOE. The Company recorded $247,000 of impairments of proved oil and gas properties for the six months ended June 30, 1999 compared with $1.4 million in 1998. This decrease was due to marginal wells drilled in Oklahoma and Louisiana in 1998 and the adverse effects of low oil prices in the Williston Basin in 1998.

         Abandonment and impairment of unproved properties increased $24,000 or 8% to $336,000 for the second quarter of 1999 compared with $312,000 in 1998 due to additional abandonment of expired leases in 1999.

         Abandonment and impairment of unproved properties increased $185,000 or 30% to $800,000 for the six months ended June 30, 1999 compared with $615,000 in 1998 due to additional abandonment of expired leases in 1999.

         Exploration. Exploration expense decreased $1.9 million or 61% to $1.2 million for the second quarter of 1999 compared with $3.1 million in 1998. The decrease results primarily from delay rental payments on the Company's Atchafalaya project in 1998, which did not occur in 1999, and improved exploratory drilling results in 1999.

         Exploration expense decreased $3.6 million or 55% to $2.9 million for the six months ended June 30, 1999 compared with $6.5 million in 1998. The decrease results from nonrecurring delay rental payments for the Atchafalaya project in 1998 and improved exploratory drilling results in 1999.

         General and Administrative. General and administrative expenses increased $544,000 or 37% to $2.0 million in the second quarter of 1999 compared with $1.5 million in 1998. This increase was primarily due to an increase in compensation expense related to stock appreciation rights expenses.

         General and administrative expenses decreased $795,000 or 18% to $3.6 million for the six months ended June 30, 1999 compared with $4.4 million in 1998. Compensation expense decreased primarily due to a decrease in bonus expense in 1999. This decrease in compensation expense was partially offset by a reduction in overhead reimbursements from outside interest owners in properties operated by the Company.

         Other Operating Expenses. Other operating expenses primarily consist of legal expenses in connection with ongoing oil and gas activities. This expense increased $156,000 or 274% to $213,000 for the second quarter of 1999 compared with $57,000 in 1998. This increase was primarily due to increased activity in the pending litigation that seeks to recover damages from the drilling contractor for the St. Mary Land & Exploration No. 1 well at South Horseshoe Bayou.

         Other operating expenses increased $246,000 or 267% to $338,000 for the six months ended June 30, 1999 compared with $92,000 in 1998. This increase was primarily due to increased activity in the pending litigation that seeks to recover damages from the drilling contractor for the St. Mary Land & Exploration No. 1 well at South Horseshoe Bayou.

         Equity in Loss of Summo Minerals Corporation. The Company accounted for its investment in Summo under the equity method through May 31, 1999, and included its share of Summo's loss in its results of operations. The Company decreased its investment in Summo during the second quarter of 1999 and consequently now accounts for its investment in Summo under the investment method. The Company recorded equity in the net loss of Summo of $13,000 for the second quarter of 1999 compared with $509,000 in 1998. This decrease was primarily due to Summo's write-off of its investment in its Cashin and Champion properties in the second quarter of 1998.

         The Company recorded equity in the net loss of Summo of $58,000 for the six months ended June 30, 1999 compared with $571,000 in 1998. This decrease was primarily due to Summo's write-off of its investment in its Cashin and Champion properties in the second quarter of 1998.

         Non-Operating Income and Expense. Net interest and other non-operating expense increased $130,000 to $119,000 in the second quarter of 1999 compared with net interest income of $11,000 in 1998 due to a decrease in interest earned on invested funds and a corresponding increase in interest expense due to increased debt.

         Net interest and other non-operating expense increased $36,000 to $264,000 for the six months ended June 30, 1999 compared with $228,000 in 1998 due to a decrease in interest earned on invested funds and a corresponding increase in interest expense due to increased debt.

         Income Taxes. Income tax expense totaled $829,000 in the second quarter of 1999 and $1.1 million in 1998, resulting in effective tax rates of 33.7% and 35.5%, respectively. The reduced expense reflects lower net income from operations before income taxes for 1999 due primarily to lower oil and gas production and lower gas prices. The reduced rate reflects a higher impact on lower net income from Section 29 credits and percentage depletion in 1999.

         Income tax expense was $1.0 million for the six months ended June 30, 1999 and $1.9 million in 1998, resulting in effective tax rates of 33.0% and 33.8%, respectively. The reduced expense reflects lower net income from operations before income taxes for 1999 due primarily to lower oil and gas production and lower gas prices. The reduced rate reflects a higher impact on lower net income from Section 29 credits and percentage depletion in 1999.

         Net Income. Net income for the second quarter of 1999 decreased $438,000 or 21% to $1.6 million compared with $2.1 million in 1998. The 22% decrease in oil and gas revenues caused by reductions in produced volumes in the second quarter of 1999 was partially offset by significant decreases in DD&A, impairment of proved properties, exploration expense, and income tax expense.

         Net income for the six months ended June 30, 1999 decreased $1.7 million or 45% to $2.0 million compared with $3.7 million in 1998. The 25% decrease in oil and gas revenues caused by reductions in both price and produced volumes was partially offset by significant decreases in DD&A, impairment of proved properties, exploration expense, general and administrative expense and income tax expense.

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

         Cash Flow. The Company's net cash provided by operating activities decreased $7.1 million or 26% to $20.3 million for the six months ended June 30, 1999 compared with $27.4 million in 1998. Revenues decreased significantly due to decreased production at South Horseshoe Bayou and in Oklahoma from the sale of producing properties and due to lower oil and gas prices. Additionally, adjustments for non-cash expenses decreased significantly due to lower DD&A, impairment of proved properties, and exploration expenses along with a decrease in prepaid expenses and other.

         Net cash used in investing activities decreased $14.1 million or 43% to $18.7 million for the six months ended June 30, 1999 compared with $32.8 million in 1998. The decrease is primarily due to an $8.9 million decrease in capital expenditures, an $800,000 increase resulting from acquisitions, a $1.4 million increase from property sales and a $2.4 million decrease resulting from the reduction of the Company's investment in Summo in the first half of 1999. Total capital expenditures, including acquisitions of oil and gas properties, in the first half of 1999 decreased $9.1 million or 29% to $22.3 million compared with $31.4 million in the first half of 1998.

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

         Net cash used in financing activities increased $7.0 million or 242% to $4.1 million for the six months ended June 30, 1999 compared with net cash provided by financing activities of $2.9 million in 1998. The increase was primarily due to a reduction of long-term debt in 1999 compared with an increase in long-term debt in 1998.

         The Company had $5.2 million in cash and cash equivalents and had working capital of $8.6 million as of June 30, 1999 compared with $7.8 million in cash and cash equivalents and working capital of $9.8 million as of December 31, 1998. The reduction in cash and cash equivalents is primarily the result of payments to reduce debt levels.

         Credit Facility. On June 30, 1998, the Company entered into a long-term revolving credit agreement with a maximum loan amount of $200.0 million. The lender may periodically re-determine the aggregate borrowing base depending upon the value of the Company's oil and gas properties and other assets. In May 1999 the borrowing base was reduced $25.0 million by the lender to $80.0 million as a result of reduced reserve pricing and the write down of South Horseshoe Bayou reserves. The accepted borrowing base was $40.0 million at June 30, 1999. The credit agreement has a maturity date of December 31, 2005, and includes a revolving period that matures on December 31, 2000. The Company can elect to allocate up to 50% of available borrowings to a short-term tranche due in 364 days. The Company must comply with certain covenants including maintenance of stockholders' equity at a specified level and limitations on additional indebtedness. As of June 30, 1999, and December 31, 1998, $8.0 million and $10.5 million, respectively, was outstanding under this credit agreement. These outstanding balances accrue interest at rates determined by the Company's debt to total capitalization ratio. During the revolving period of the loan, loan balances accrue interest at the Company's option of either (a) the higher of the Federal Funds Rate plus 1/2% or the prime rate, or (b) LIBOR plus 1/2% when the Company's debt to total capitalization is less than 30%, up to a maximum of either (a) the higher of the Federal Funds Rate plus 5/8% or the prime rate plus 1/8%, or (b) LIBOR plus 1-1/4% when the Company's debt to total capitalization is equal to or greater than 50%.

         Panterra, in which the Company had a 74% general partnership interest, maintained a separate credit facility with a $21.0 million borrowing base as of December 31, 1998. Upon being acquired by the Company, Nance assumed the responsibility for this credit facility in the second quarter of 1999. Outstanding borrowings under this separate credit facility were $12.1 million as of June 30, 1999 and $12.0 million as of December 31, 1998. St. Mary's portion of the December 31, 1998 outstanding balance was $8.9 million. The credit agreement includes a revolving period converting to a five-year amortizing loan on June 30, 2000. During the revolving period of the loan, loan balances accrue interest at Nance's option of either (a) the bank's prime rate or (b) LIBOR plus 3/4% when Nance's debt to capital ratio is less than 30%, up to a maximum of either (a) the bank's prime rate or (b) LIBOR plus 1-1/4% when Nance's debt to partners' capital ratio is greater than 100%. The Company anticipates using its primary credit facility to retire the balance due on the Nance credit facility.

         Common Stock. In June 1998 the Company's stockholders approved an increase in the number of authorized shares of the Company's common stock from 15,000,000 to 50,000,000 shares.

         In August 1998 the Company's Board of Directors authorized a stock repurchase program whereby St. Mary may purchase from time-to-time, in open market transactions or negotiated sales, up to 1,000,000 of its common shares. During 1998 the Company repurchased a total of 147,800 shares of its common stock under the program for $2.5 million at a weighted-average price of $16.71 per share. The Company repurchased 35,000 additional shares for $15.00 per share during the first half of 1999. Management anticipates that additional purchases of shares by the Company may occur as market conditions warrant. Such purchases will be funded with internal cash flow and borrowings under the Company's credit facility.

         In June 1999 the Company completed the purchase of Nance and Quanterra Alpha Limited Partnership for 259,494 shares of the Company's common stock valued at $3.1 million and the assumption of $3.2 million of Nance debt.

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

         The Company anticipates incurring approximately $101.0 million for capital and exploration expenditures in 1999 with $37.0 million allocated for ongoing exploration and development in its core operating areas, $9.0 million for large-target, higher-risk exploration and development projects, and $55.0 million for acquisitions of producing properties. These anticipated expenditures include the acquisition of Nance through the issuance of St. Mary common stock and the assumption of Nance debt. These numbers also assume that the KRE acquisition closes through the issuance of St. Mary common stock.

         Anticipated ongoing exploration and development expenditures for each of the Company's core areas include $22.0 million in the Mid-Continent region, $6.5 million in the ArkLaTex region, $2.0 million in the Williston Basin and $6.5 million allocated within the Permian Basin and south Louisiana regions.

         The results of operations also include the results of the Company's large-target exploration ideas. During the first half of 1999 two discoveries were found on the West Cameron Block 39 project. The Company has several prospects in its pipeline of large-target exploration ideas. Drilling was completed at the Stallion project in July 1999, and production tests have recorded rates of 9.4 MMcf per day. The well is currently shut in awaiting pipeline connection. The Company expects to commence the drilling of three additional significant tests in 1999 at its South Horseshoe Bayou, North Parcperdue and Patterson projects in south Louisiana.

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

         The Company, through a subsidiary, owns 4.96 million shares or 17.7% of Summo. The persistence of depressed commodity prices and increased worldwide inventory levels of copper have caused Summo's stock price to decline. Management believes that this stock price decline is not temporary and that its value is impaired. Consequently, the Company wrote down its net investment in Summo to net realizable value in the fourth quarter of 1998. Management believes the recorded net investment is recoverable.

         In June 1999, the Company participated in a financing package arrangement with Summo Minerals Corporation ("Summo") and Resource Capital Fund L.P. ("RCF"). This package resulted in the Company receiving $2,059,000 in exchange for reducing Summo's note receivable to $1,400,000 and transferring 4,962,047 Summo shares to RCF. Also as part of the arrangement, the Company was granted 17,500,000 warrants with an exercise price of CDN$0.12 per share that are fully vested and expire on June 25, 2004. No value has been assigned to the warrants in the financial statements. All cash proceeds received from RCF were applied to the outstanding principle balance of the Summo note receivable resulting in a remaining net book value of $964,000, which management believes is realizable. The loan is secured by Summo's interest in the Lisbon Valley Project and bears interest at LIBOR plus 2.5%. The Company continuously analyzes its net investment in Summo and the effect of persistent depressed copper prices and increased worldwide copper inventory levels on Summo's stock price.

         Future development and financial success of the Lisbon Valley Project are largely dependent on the market price of copper, which is determined in world markets and is subject to significant fluctuations.

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

         The Company completed phases i) and ii) of its plan by August 1998, and has identified the systems requiring repair or replacement in order to be Year 2000 compliant. This review and assessment was completed using outside consultants as well as Company personnel. The Company determined that of its major systems, the software it uses for reservoir engineering, its telephone system, a significant number of the personal computers used by Company personnel and the computer system used by Panterra should be updated or replaced.

         Phase iii) of the Company's plan of repair and replacement of non-Year 2000 compliant systems is approximately 95% complete. The telephone system and personal computers have been replaced with Year 2000 compliant hardware and software as part of the Company's ongoing upgrade program. The Company purchased a Year 2000 compliant release of the reservoir engineering system and anticipates conversion to and testing of the new system in the third quarter of 1999. In the fourth quarter of 1998 Panterra licensed a Year 2000 compliant system and converted to the new system in January 1999. Nance is now using that system. The systems that have been either upgraded or replaced will be further tested to confirm their Year 2000 compliance. Testing of the Company's primary accounting, lease records and production accounting system was performed during the second quarter of 1999 as planned and confirmed the system to be Year 2000 compliant. The Company presently believes that other less significant IT and non-IT systems can be upgraded to mitigate any Year 2000 issues with modifications to existing software or conversions to new systems. Modifications or conversions to new systems for the less significant systems, if not completed timely, would have neither a material impact on the operations of the Company nor on its results of operations.

         Under phase iv) of the plan, the Company initiated formal communications with its significant vendors, suppliers and purchasers and transporters of oil and natural gas to determine the extent to which the Company is vulnerable to those third parties' failures to remediate their own Year 2000 issues. The process of collecting information from these third parties is over 50% complete. All of the responses received to date confirm that the respondents will be Year 2000 compliant on a timely basis. Completion of phase iv) of the plan is anticipated in the third quarter of 1999. Until this phase of the plan is complete, management cannot currently predict if third party compliance issues will materially affect the Company's operations. There can be no assurance that the systems of these third parties will be converted timely, or that a failure to remediate Year 2000 compliance issues by another company would not have a material adverse effect on the Company.

         Phase v) of the Company's Year 2000 plan, the design and implementation of contingency plans for those systems, if any, that cannot be made Year 2000 compliant before December 31, 1999, will be addressed in the last half of 1999.

         Through June 30, 1999, the Company has spent approximately $450,000 on its Year 2000 efforts. This includes the costs of consultants as well as the cost of repair or replacement of non-compliant hardware and software systems. Additional costs to complete the Company's plan are estimated at approximately $25,000. The Company has not specifically tracked its internal costs of addressing the Year 2000 issue. However, management does not believe these costs to be material.

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

         In June 1999 the FASB issued SFAS No.137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133--An Amendment of FASB Statement No. 133." SFAS No. 137 delayed the effective date of the requirements of SFAS No. 133 to all fiscal quarters of fiscal years beginning after June 15, 2000.

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

         The last half of 1998 and most of the first quarter of 1999 were characterized by historically low oil prices and weakening gas markets. Capital left the oil and gas industry and caused a significant decrease in the number of working drilling rigs. Consequently, in early 1999 there was an abundance of available drilling rigs, personnel, supplies and services with a corresponding reduction of costs. Oil and gas prices have increased from December 31, 1998 levels during the second quarter of 1999. If prices continue to increase, there could be a return to shortages and a corresponding increase in the costs to the Company of exploration, drilling and production of oil and gas.

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

         Commodity Price Risk. The Company uses various hedging arrangements to manage the Company's exposure to price risk from its natural gas and crude oil production. These hedging arrangements have the effect of locking in for specified periods, at predetermined prices or ranges of prices, the prices the Company will receive for the volumes to which the hedge relates. Consequently, while these hedging arrangements are structured to reduce the Company's exposure to decreases in prices associated with the hedged commodity, they also limit the benefit the Company might otherwise receive from price increases associated with the hedged commodity. A hypothetical 10% change in the quarter-end market prices of commodity-based swaps and futures contracts on a notional amount of 9.5 million MMBtu would have caused a potential $141,000 change in net income before income taxes for the Company for gas contracts in place on June 30, 1999. A 10% change in the quarter-end market prices of commodity-based swaps and future contracts on a notional amount of 675 MBbls would have caused a potential $457,000 change in net income before income taxes for the Company for oil contracts in place on June 30, 1999. These hypothetical changes were discounted to present value using a 7.5% discount rate since the latest expected maturity date of some of the swaps and futures contracts is greater than one year from the reporting date. The derivative gain or loss effectively offsets the loss or gain on the underlying commodity exposures that have been hedged. The fair values of the swaps are estimated based on quoted market prices of comparable contracts and approximate the net gains or losses that would have been realized if the contracts had been closed out at quarter end. The fair values of the futures are based on quoted market prices obtained from the New York Mercantile Exchange.

         Interest Rate Risk. Market risk is estimated as the potential change in fair value resulting from an immediate hypothetical one percentage point parallel shift in the yield curve. A sensitivity analysis presents the hypothetical change in fair value of those financial instruments held by the Company at June 30, 1999, which are sensitive to changes in interest rates. For fixed-rate debt, interest rate changes affect the fair market value but do not impact results of operations or cash flows. Conversely for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future results of operations and cash flows, assuming other factors are held constant. The carrying amount of the Company's floating rate debt approximates its fair value. At June 30, 1999, the Company had floating rate debt of $20.1 million and had no fixed rate debt. Assuming constant debt levels, the results of operations and cash flows impact for the remainder of the year resulting from a one percentage point change in interest rates would be approximately $101,000 before taxes.

PART II.  OTHER INFORMATION

Item 6.         Exhibits and Reports on Form 8-K
                --------------------------------

                (a)   Exhibits

                      Exhibit           Description
                      -------           -----------

                      27.1              Financial Data Schedule

                (b) There were no reports on Form 8-K filed during the quarter ended June 30, 1999.

                                   SIGNATURES
                                   ----------


         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                       ST. MARY LAND & EXPLORATION COMPANY



August 6, 1999                         By  /s/ MARK A. HELLERSTEIN
                                           -------------------------------------
                                           Mark A. Hellerstein
                                           President and Chief Executive Officer


August 6, 1999                         By  /s/ RICHARD C. NORRIS
                                           -------------------------------------
                                           Richard C. Norris
                                           Vice President -  Finance,  Secretary
                                           and Treasurer


August 6, 1999                         By  /s/ GARRY A. WILKENING
                                           -------------------------------------
                                           Garry A. Wilkening
                                           Vice President  -  Administration and
                                           Controller