Form 10-Q/A
period 1999-06-30
ST MARY LAND & EXPLORATION CO
filed 1999-08-17
CIK 893538

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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

THIS AMENDMENT ON FORM 10-Q/A TO THE REGISTRANT'S FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1999 IS BEING FILED TO (A) INCLUDE THE AGREEMENT AND PLAN OF
MERGER AMONG ST. MARY LAND & EXPLORATION COMPANY, ST. MARY ACQUISITION CORPORATION, KING RANCH, INC. AND KING RANCH ENERGY, INC. AS AN EXHIBIT; (B) DISCLOSE THE ADOPTION OF THE SHAREHOLDER RIGHTS PLAN IN LIEU OF DISCLOSURE ON A SEPARATE FORM 8-K; (C) INCLUDE THE SHAREHOLDER RIGHTS PLAN AS AN EXHIBIT; AND
(D) MODIFY THE HEDGING DISCLOSURE IN ITEM 2. THIS AMENDMENT ALSO INCLUDES CLERICAL CHANGES WITHIN ITEM 2 AND WITHIN THE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS IN ITEM 1. ALL OTHER INFORMATION CONTAINED IN THE ORGINAL FORM 10-Q IS UNCHANGED.

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

                            Consolidated Statements of
                            Operations - Three Months Ended
                            June 30, 1999 and 1998: Six Months
                            Ended June 30, 1999 and 1998 .................... 4

                            Consolidated Statements of
                            Cash Flows - Six Months Ended
                            June 30, 1999 and 1998........................... 5

                            Notes to Consolidated Financial
                            Statements - June 30, 1999 ...................... 7


                Item 2.     Management's Discussion and Analysis
                            of Financial Condition and Results
                            of Operations.................................... 9


Part II.        OTHER INFORMATION

                Item 2.     Changes in Securities ...........................23

                Item 5.     Other Information ...............................23

                Item 6.     Exhibits and Reports on Form 8-K ................23

                                Exhibits
                                --------

                                 2.1    Agreement and Plan of Merger
                                 4.1    Shareholder Rights Plan
                                27.1    Financial Data Schedule

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

              ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                      (In thousands, except share amounts)

                                     ASSETS

                                                                                     June 30,         December 31,
                                                                                  -------------      -------------
                                                                                      1999                1998
                                                                                  -------------      -------------
Current assets:
    Cash and cash equivalents                                                      $     5,244        $     7,821
    Accounts receivable                                                                 12,775             17,937
    Prepaid expenses and other                                                             816                795
    Refundable income taxes                                                                211                391
    Deferred income taxes                                                                   91                125
                                                                                  -------------      -------------
              Total current assets                                                      19,137             27,069
                                                                                  -------------      -------------

Property and equipment (successful efforts method), at cost:
    Proved oil and gas properties                                                      252,803            241,021
    Unproved oil and gas properties, net of impairment
             allowance of $4,229 in 1999 and $5,987 in 1998                             31,455             25,588
    Other property and equipment                                                         4,654              4,051
                                                                                  -------------      -------------
                                                                                       288,912            270,660
    Less accumulated depletion, depreciation, amortization and impairment             (136,714)          (126,835)
                                                                                  -------------      -------------
                                                                                       152,198            143,825
                                                                                  -------------      -------------
Other assets:
    Khanty Mansiysk Oil Corporation receivable and stock                                 6,839              6,839
    Summo Minerals Corporation  investment and receivable                                1,130              2,869
    Restricted cash                                                                          -                720
    Other assets                                                                         3,527              3,175
                                                                                  -------------      -------------
                                                                                        11,496             13,603
                                                                                  -------------      -------------
                                                                                   $   182,831        $   184,497
                                                                                  =============      =============

                                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                               $    10,307        $    16,926
    Current portion of stock appreciation rights                                           272                358
                                                                                  -------------      -------------
              Total current liabilities                                                 10,579             17,284
                                                                                  -------------      -------------

Long-term liabilities:
    Long-term debt                                                                      20,087             19,398
    Deferred income taxes                                                               11,765             11,158
    Stock appreciation rights                                                              455                422
    Other noncurrent liabilities                                                         1,250              1,493
                                                                                  -------------      -------------
                                                                                        33,557             32,471
                                                                                  -------------      -------------
Commitments and contingencies

Stockholders' equity:
    Common stock, $.01 par value: authorized  - 50,000,000 shares: issued and
           outstanding - 11,269,361 shares in 1999 and 10,992,447 shares in 1998           113                110
    Additional paid-in capital                                                          71,083             67,761
    Treasury stock - at cost:  182,800 shares in 1999 and 147,800 shares in 1998        (2,995)            (2,470)
    Retained earnings                                                                   70,299             69,341
    Unrealized gain on marketable equity securities-available for sale                     195                  -
                                                                                  -------------      -------------
              Total stockholders' equity                                               138,695            134,742
                                                                                  -------------      -------------
                                                                                   $   182,831        $   184,497
                                                                                  =============      =============

                   The accompanying notes are an integral part of these consolidated financial statements.

              ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (In thousands, except per share amounts)

                                                                For the Three Months Ended             For the Six Months Ended
                                                                          June 30,                             June 30,
                                                               -------------------------------     --------------------------------
                                                                   1999              1998               1999              1998
                                                               -------------    --------------     --------------    --------------
Operating revenues:
    Oil and gas production                                     $     15,809      $     20,233       $     29,578      $     39,258
    Gain (loss) on sale of proved properties                            (81)              (14)               114               (14)
    Other revenues                                                      127                88                273               202
                                                               -------------    --------------     --------------    --------------
             Total operating revenues                                15,855            20,307             29,965            39,446
                                                               -------------    --------------     --------------    --------------
Operating expenses:
    Oil and gas production                                            3,960             4,173              7,954             8,116
    Depletion, depreciation and amortization                          5,281             6,503             10,683            11,880
    Impairment of proved properties                                     247             1,077                247             1,445
    Exploration                                                       1,203             3,052              2,942             6,473
    Abandonment and impairment of unproved properties                   336               312                800               615
    General and administrative                                        2,021             1,477              3,629             4,424
    Loss in equity investees                                             13               510                 58               571
    Other                                                               213                57                338                92
                                                               -------------    --------------     --------------    --------------
              Total operating expenses                               13,274            17,161             26,651            33,616
                                                               -------------    --------------     --------------    --------------
Income from operations                                                2,581             3,146              3,314             5,830

Nonoperating income and (expense):
   Interest income                                                      156               371                252               526
   Interest expense                                                    (275)             (360)              (516)             (754)
                                                               -------------    ---------------    --------------    --------------
Income before income taxes                                            2,462             3,157              3,050             5,602
Income tax expense                                                      829             1,121              1,008             1,896
                                                               -------------    --------------     --------------    --------------

Income from continuing operations                                     1,633             2,036              2,042             3,706
Gain on sale of discontinued operations, net of taxes                     -                34                  -                34
                                                               -------------    --------------     --------------    --------------

Net income                                                     $      1,633      $      2,070       $      2,042      $      3,740
                                                               =============    ==============     ==============    ==============

Basic earnings per common share:
    Income from continuing operations                           $        .15      $        .19       $        .19     $        .34
    Gain on sale of discontinued operations                                -                 -                  -                -
                                                               ==============    ==============     ==============   ==============
Basic net income per common share                               $        .15      $        .19       $        .19     $        .34
                                                               ==============    ==============     ==============   ==============
Diluted earnings per common share:
    Income from continuing operations                           $        .15      $        .18       $        .19     $        .33
    Gain on sale of discontinued operations                                -                 -                  -                -
                                                               ==============    ==============     ==============   ==============
Diluted net income per common share                             $        .15      $        .18       $        .19     $        .33
                                                               ==============    ==============     ==============   ==============

Basic weighted average common shares outstanding                      10,913            10,984             10,879           10,984
                                                               ==============    ==============     ==============   ==============
Diluted weighted average common shares outstanding                    10,934            11,079             10,892           11,102
                                                               ==============    ==============     ==============   ==============

Cash dividend declared per share                                $       0.05      $       0.05       $       0.10     $       0.10
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

Note 2 - Investments

         In June 1999, the Company participated in a financing package arrangement with Summo Minerals Corporation ("Summo") and Resource Capital Fund L.P. ("RCF"). This package resulted in the Company receiving $2,096,000 in exchange for reducing Summo's note receivable to $1,400,000 and transferring 4,962,047 Summo shares to RCF. The Summo share decrease reduced the Company's ownership percentage from 37% to 18% and required the accounting for this investment to change from the equity to the investment method at the time of closing. The Company recorded $58,000 of equity in Summo's losses in 1999 through May 31, 1999 under the equity method. Also as part of the arrangement, the Company was granted 17,500,000 warrants with an exercise price of CDN$0.12 per share that are fully vested and expire on June 25, 2004. No value has been assigned to the warrants in the financial statements. All cash proceeds received from RCF were applied to the outstanding principle balance of the Summo note receivable resulting in a remaining net book value of $1,130,000, which management believes is realizable. The loan is secured by Summo's interest in the Lisbon Valley Project and bears interest at LIBOR plus 2.5%. The Company continuously analyzes its net investment in Summo and the effect of persistent depressed copper prices and increased worldwide copper inventory levels on Summo's stock price.

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

         In July 1999, the Company entered into an agreement to acquire King Ranch Energy, Inc. ("KRE") in a merger in which the Company will issue 2,666,252 shares of its common stock to shareholders of KRE, and KRE will become a wholly owned subsidiary of St. Mary. KRE's properties are located primarily in the Gulf of Mexico and the onshore Gulf Coast. KRE's 1998 production was 48.8 MMCF equivalent per day. KRE's reported reserves at December 31, 1998, plus an acquisition made early in 1999, were 64.7 BCF equivalent and 82% natural gas. The merger agreement, which has been unanimously approved by the Boards of Directors of both companies, is subject to obtaining a favorable vote of the shareholders of St. Mary and KRE.

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

         The Company seeks to protect its rate of return on acquisitions of producing properties by hedging up to the first 24 months of an acquisition's production at prices approximately equal to those used in the Company's acquisition evaluation and pricing model. The Company also periodically uses hedging contracts to hedge or otherwise reduce the impact of oil and gas price fluctuations on production from each of its core operating areas. The Company's strategy is to ensure certain minimum levels of operating cash flow and to take advantage of windows of favorable commodity prices. The Company generally limits its aggregate hedge position to no more than 50% of its total production. The Company seeks to minimize basis risk and indexes the majority of its oil hedges to NYMEX prices and the majority of its gas hedges to various regional index prices associated with pipelines in proximity to the Company's areas of gas production. The Company has hedged approximately 27% of its remaining estimated 1999 gas production at an average fixed price of $2.10 per MMBtu, and 31% of its remaining estimated 1999 oil production at an average fixed price of $16.49 per Bbl, approximately 8% of its estimated 2000 gas production at an average fixed price of $2.42 per MMBtu and 14% of its estimated 2000 oil production at an average fixed price of $16.96 per Bbl and less than 1% of its estimated 2001 gas and oil production at average fixed prices of $2.46 and $15.73, respectively. The Company has also purchased options resulting in price collars on approximately 15% of the Company's remaining estimated 1999 gas production with price ceilings between $2.00 and $3.00 per MMBtu and price floors between $1.50 and $2.30 per MMBtu and price collars on approximately 13% of its remaining estimated 1999 oil production with price floors between $15.00 and $16.70 and price ceilings between $16.85 and $20.90. In 2000 the Company has price collars on approximately 22% of its estimated gas production with price ceilings between $2.50 and $2.94 and price floors between $2.00 and $2.30 and approximately 18% of its estimated oil production with price floors between $15.00 and $18.00 and price ceilings between $16.85 and $21.00. In 2001 the Company has price collars on approximately 9% of its estimated gas production with price ceilings between $2.90 and $2.94 and a price floor of $2.30 and approximately 9% of its estimated oil production with a price floor of $16.44 and price ceilings between $20.64 and $20.65.

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

         The Company hedged approximately 47% of its oil production for the second quarter of 1999 or 148.0 MBbls at an average NYMEX price of $16.41 and realized a $175,000 decrease in oil revenue or $.56 per Bbl on these contracts compared with a $113,000 increase or $.31 per Bbl in 1998. The Company also hedged 62% of its 1999 second quarter gas production or 3.7 million MMBtu at an average indexed price of $2.126 and realized a $67,000 increase in gas revenues or $.01 per Mcf from these hedge contracts compared with a $246,000 increase in gas revenues or $.04 per Mcf in 1998.

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

         Exploration. Exploration expense decreased $1.9 million or 61% to $1.2 million for the second quarter of 1999 compared with $3.1 million in 1998. The decrease results primarily from delay rental payments and improved exploratory drilling results in 1999.

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

         Other Operating Expenses. Other operating expenses primarily consist of legal expenses in connection with ongoing oil and gas activities. This expense increased $156,000 or 274% to $213,000 for the second quarter of 1999 compared with $57,000 in 1998. This increase was primarily due to increased activity in the pending litigation that seeks to recover damages from the drilling contractor in connection with the St. Mary Land & Exploration No. 1 well at South Horseshoe Bayou.

         Other operating expenses increased $246,000 or 267% to $338,000 for the six months ended June 30, 1999 compared with $92,000 in 1998. This increase was primarily due to increased activity in the pending litigation that seeks to recover damages from the drilling contractor in connection with the St. Mary Land & Exploration No. 1 well at South Horseshoe Bayou.

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

         The results of operations also include the results of the Company's large-target exploration ideas. During the first half of 1999 two confirmed wells were drilled at the West Cameron Block 39 project. The Company has several prospects in its pipeline of large-target exploration ideas. Drilling was completed at the Stallion project in July 1999, and production tests have recorded rates of 9.4 MMcf per day. The well is currently shut in awaiting pipeline connection. The Company expects to commence the drilling of three additional significant tests in 1999 at its South Horseshoe Bayou, North Parcperdue and Patterson projects in south Louisiana.

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

         In June 1999, the Company participated in a financing package arrangement with Summo Minerals Corporation ("Summo") and Resource Capital Fund L.P. ("RCF"). This package resulted in the Company receiving $2.1 million in exchange for reducing Summo's note receivable to $1.4 million and transferring
4.96 million Summo shares to RCF. Also as part of the arrangement, the Company was granted 17.5 million warrants with an exercise price of CDN$0.12 per share that are fully vested and expire on June 25, 2004. No value has been assigned to the warrants in the financial statements. All cash proceeds received from RCF were applied to the outstanding principle balance of the Summo note receivable resulting in a remaining net book value of $964,000, which management believes is realizable. The loan is secured by Summo's interest in the Lisbon Valley Project and bears interest at LIBOR plus 2.5%. The Company continuously analyzes its net investment in Summo and the effect of persistent depressed copper prices and increased worldwide copper inventory levels on Summo's stock price.

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

         The Company's results of operations and cash flows are affected by material changes in oil and gas prices. Oil and gas prices are strongly impacted by North American influences on gas and global influences on oil in relation to supply and demand for petroleum products. Oil and gas prices are further impacted by the quality of the oil and gas to be sold and the location of the Company's producing properties in relation to markets for the products. Oil and gas price increases or decreases have a corresponding effect on the Company's revenues from oil and gas sales. Oil and gas prices also affect the prices charged for drilling and related services. If oil and gas prices increase, there could be a corresponding increase in the cost to the Company for drilling and related services, although offset by an increase in revenues. Also, as oil and gas prices increase, the cost of acquisitions of producing properties increases, which could limit the number and accessibility of quality properties on the market.

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

         The Company's Board of Directors has adopted a policy regarding the use of derivative instruments. This policy requires every derivative used by the Company to relate to underlying offsetting positions, anticipated transactions or firm commitments. It prohibits the use of speculative, highly complex or leveraged derivatives. Under the policy, the Chief Executive Officer and Vice President of Finance must review and approve all risk management programs that use derivatives. The Company's Board of Directors periodically reviews these programs.

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

PART II.  OTHER INFORMATION


Item 2.         Changes in Securities
                ---------------------

As discussed in Item 5 of this Part II, the Board of Directors of St. Mary Land & Exploration Company adopted a Shareholder Rights Plan on July 15, 1999. Pursuant to the Plan each share of common stock of the Company also represents a right to Purchase one additional share of common stock of the Company at the price of $100 per share.



Item 5.         Other Information
                -----------------

On July 15, 1999 the Board of Directors of St. Mary Land & Exploration Company adopted a Shareholder Rights Plan. Pursuant to the Plan each share of common stock of the Company also represents a right to purchase one additional share of common stock of the Company at a price of $100 per share. In the event of an acquisition of twenty percent or more of the Company in a transaction not approved by the Board of Directors, each Right will entitle the holder to purchase one share of common stock of the Company or of the acquiror at a price equal to one-half of the trading market price of such stock. The Company may at any time elect to redeem the rights by the payment of $.001 per Right. Rights will not be represented by separate certificates and will not have any public trading market.

The Board of Directors of the Company reserves the right at any time to amend the Shareholder Rights Plan. Adoption of the Plan was not in response to any prospective acquisition effort known to the Company.


Item 6.         Exhibits and Reports on Form 8-K
                --------------------------------

                (a)   Exhibits

                      Exhibit           Description
                      -------           -----------

                       2.1              Agreement and Plan of Merger
                       4.1              Shareholder Rights Plan
                      27.1              Financial Data Schedule

                (b) There were no reports on Form 8-K filed during the quarter ended June 30, 1999.

                                   SIGNATURES
                                   ----------


         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                       ST. MARY LAND & EXPLORATION COMPANY



August 17, 1999                         By  /s/ MARK A. HELLERSTEIN
                                           -------------------------------------
                                           Mark A. Hellerstein
                                           President and Chief Executive Officer


August 17, 1999                         By  /s/ RICHARD C. NORRIS
                                           -------------------------------------
                                           Richard C. Norris
                                           Vice President -  Finance,  Secretary
                                           and Treasurer


August 17, 1999                         By  /s/ GARRY A. WILKENING
                                           -------------------------------------
                                           Garry A. Wilkening
                                           Vice President  -  Administration and
                                           Controller