Form 10-K405/A
period 1998-12-31
ST MARY LAND & EXPLORATION CO
filed 1999-10-04
CIK 893538

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-K/A-2


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

THIS AMENDMENT ON FORM 10-K/A-2 TO THE REGISTRANT'S FORM 10-K/A FOR THE YEAR ENDED DECEMBER 31, 1998 IS BEING FILED TO REFLECT CERTAIN ADDITIONAL DISCLOSURES IN RESPONSE TO COMMENTS RECEIVED FROM THE SEC STAFF IN CONECTION WITH ST. MARY LAND & EXPLORATION COMPANY'S REGISTRATION STATEMENT ON FORM S-4 FILED ON AUGUST 19, 1999.



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


         Trinidad and Tobago. In 1997 the Company relinquished its 7.47% reversionary interest in a 281,506-acre onshore exploration and production license in the Caroni Basin of Trinidad and Tobago and recorded a $3,000 charge to exploration expense.

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

                                                               Years Ended December 31,
                                                               ------------------------
                                                 1998       1997       1996       1995       1994
                                              ---------  ---------  ---------  ---------  ---------
                                                        (In thousands, except per share data)
  Income Statement Data:
  Operating revenues:
       Oil production                         $ 16,545   $ 22,415   $ 22,100   $ 17,090   $ 14,006
       Gas production                           54,103     53,349     34,674     19,479     24,233
       Gain on sale of Russian joint venture       -        9,671        -          -          -
       Gain on sale of proved properties         7,685      4,220      2,254      1,292        418
       Gas contract settlements and other          411      1,391        523        789      6,128
                                              ---------  ---------  ---------  ---------  ---------
  Total operating revenues                      78,744     91,046     59,551     38,650     44,785
                                              ---------  ---------  ---------  ---------  ---------

  Operating expenses:
       Oil and gas production                   17,005     15,258     12,897     10,646     10,496
       Depletion, depreciation & amortization   24,912     18,366     12,732     10,227     10,134
       Impairment of proved properties          17,483      5,202        408      2,676      4,219
       Exploration                              11,705      6,847      8,185      5,073      8,104
       Abandonment and impairment of
             unproved properties                 4,457      2,077      1,469      2,359      1,023
       General and administrative                7,097      7,645      7,603      5,328      5,261
       Writedown of Russian convertible
           receivable                            4,553        -          -          -          -
       Writedown of investment
           in Summo Minerals                     3,949        -          -          -          -
       Other                                       141        281         78        152        493
       (Income) loss in equity investees           661        325     (1,272)       579        348
                                              ---------  ---------  ---------  ---------  ---------
  Total operating expenses                      91,963     56,001     42,100     37,040     40,078
                                              ---------  ---------  ---------  ---------  ---------

  Income (loss) from operations                (13,219)    35,045     17,451      1,610      4,707
       Non-operating expense                     1,027         99      1,951        896        525
       Income tax expense (benefit)             (5,415)    12,325      5,333       (723)       445
                                              ---------  ---------  ---------  ---------  ---------
  Income (loss) from continuing operations      (8,831)    22,621     10,167      1,437      3,737
  Gain on sale of discontinued operations,
       net of income taxes                          34        488        159        306        -
                                              ---------  ---------  ---------  ---------  ---------
  Net income (loss)                           $ (8,797)  $ 23,109   $ 10,326   $  1,743   $  3,737
                                              =========  =========  =========  =========  =========

                                                                   Years Ended December 31,
                                                                   ------------------------
                                                      1998       1997       1996       1995       1994
                                                      ----       ----       ----       ----       ----
                                                            (In thousands, except per share data)

  Income Statement Data (continued):
  Basic net income (loss) per common share:
       Income (loss) from continuing operations   $ (0.81)    $  2.13    $  1.16    $  0.17   $  0.43
       Gain on sale of discontinued operations        -          0.05       0.02       0.03       -
                                                  --------    --------   --------   --------  --------
  Basic net income (loss) per share               $ (0.81)    $  2.18    $  1.18    $  0.20   $  0.43
                                                  ========    ========   ========   ========  ========

  Diluted net income (loss) per common share:
       Income (loss) from continuing operations   $ (0.81)    $  2.10    $  1.15    $  0.17   $  0.43
       Gain on sale of discontinued operations        -          0.05       0.02       0.03       -
                                                  --------    --------   --------   --------  --------
  Diluted net income (loss) per share             $ (0.81)    $  2.15    $  1.17    $  0.20   $  0.43
                                                  ========    ========   ========   ========  ========

  Cash dividends per share                        $  0.20     $  0.20    $  0.16    $  0.16   $  0.16
  Basic weighted average common shares
       outstanding                                 10,937      10,620      8,759      8,760     8,763
  Diluted weighted average common shares
       outstanding                                 10,937      10,753      8,826      8,801     8,803

Balance Sheet Data (end of period):
Working capital                                  $  9,785    $  9,618   $ 13,926   $  3,102  $  9,444
Net property and equipment                        143,825     157,481    101,510     71,645    59,655
Total assets                                      184,497     212,135    144,271     96,126    89,392
Long-term obligations                              19,398      22,607     43,589     19,602    11,130
Total stockholders' equity                        134,742     147,932     75,160     66,282    66,034

Other Data:
EBITDA (1)                                      $   8,363    $ 53,411  $  30,183  $  11,837  $ 14,841
Net cash provided by operating activities          45,388      43,111     24,205     17,713    20,271
Capital and exploration expenditures               57,855      89,213     52,601     32,307    31,811


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


     The results of operations include several property acquisitions made during recent years and their subsequent further development by the Company. In 1996 the Company purchased a 90% interest in the producing properties of Siete Oil & Gas Corporation for $10.0 million. A series of follow-on acquisitions of smaller interests in these properties during 1997 and 1998 totaled $5.8 million. The properties purchased from Siete solidified a new core area of focus in the Permian Basin of New Mexico and west Texas. St. Mary purchased additional interests in its Elk City Field located in Oklahoma in 1996 from Sonat Exploration Company for $5.7 million. In 1997 the Company acquired an 85% working interest in certain Louisiana properties of Henry Production Company for $3.9 million. Also in 1997 the Company purchased the interests of Conoco, Inc. in the Southwest Mayfield area in Oklahoma for $20.6 million. In late 1998 St. Mary, through Panterra, acquired the interests of Texaco, Inc. in several fields in the Williston Basin for $2.1 million.

     The Company reviews its producing properties for impairments when events or changes in circumstances indicate that an impairment in value may have occurred. The impairment test compares the expected undiscounted future net revenues on a field-by-field basis with the related net capitalized costs at the end of each period. When the net capitalized costs exceed the undiscounted future net revenues, the cost of the property is written down to "fair value", which is determined using future net revenues discounted at 15% for the producing property. Future net revenues are estimated using escalated prices and include the estimated effects of the Company's hedging contracts in place at December 31, 1998. All proved reserve catagories at their full estimated value and probable reserves, risk-adjusted downward to 15% of their estimated value are used in the impairment test. Probable reserves are risk-adjusted to recognize their lower likelihood of occurrence. The risk adjustment factor is subject to periodic review based on current economic conditions. Reserve volumes are based on independent engineering consistent with engineering used in evaluating property acquisitions.


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


         Depreciation, Depletion, Amortization and Impairment. Depreciation, depletion and amortization expense ("DD&A") increased $6.5 million or 36% to $24.9 million in 1998 compared with $18.4 million in 1997. This increase resulted from increased production volumes of new properties acquired and drilled in 1998 and late 1997. Significant contributors were the Southwest Mayfield properties acquired from Conoco in the fourth quarter of 1997 and the reduction of proved reserves at South Horseshoe Bayou. Decreases in reserve volumes caused by the adverse impact of low oil prices in the Williston Basin and mechanical problems at South Horseshoe Bayou also contributed to the DD&A increase. DD&A expense per BOE increased 23% to $4.52 in 1998 compared to $3.67 in 1997 due to higher drilling and acquisition costs per BOE and the factors mentioned above. Impairment of proved oil and gas properties increased $12.3 million to $17.5 million in 1998 compared with $5.2 million in 1997. These charges mainly resulted from a decline in the Company's oil and gas reserve value due to lower prices in predominantly oil producing fields in west Texas and the Williston Basin of North Dakota and Montana, and due to reserve volume reductions in under-performing properties of the Atchafalaya and Bayou D'arbonne prospects in Louisiana, the Young North prospect in New Mexico, the Kirvin/Mann North prospect in Texas and several prospects in Oklahoma. The drilling of two marginal wells in Oklahoma also contributed to the impairments in 1998.

         Depreciation, depletion and amortization expense increased $5.7 million, or 44% to $18.4 million in 1997 compared with $12.7 million in 1996. This increase resulted from new properties acquired and drilled in 1997. DD&A expense per BOE increased 9% to $3.67 in 1997 compared to $3.37 in 1996 due to higher drilling and acquisition costs per BOE. Impairment of proved oil and gas properties increased $4.8 million to $5.2 million in 1997 compared with $408,000 in 1996. These charges resulted from a decline in the value of the Company's oil properties in the Williston Basin of North Dakota and Montana due to lower oil prices at year-end 1997, the under-performance of the Nameless prospect in the Williston Basin and the Sweetwater and Tantara prospects in Oklahoma and the drilling of several marginal wells in Oklahoma, Wyoming, and Texas.


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


     Exploratory dry hole costs are included in cash flows from the investing activities even though these costs are expensed as incurred. If exploratory dry hole costs had been included in the operating cash flows, the net cash provided by operating activities would have been $40.5 million, $41.5 million, and $21.2 million in 1998, 1997, and 1996, respectively.


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


         If exploratory dry hole costs had been included in operating cash flows rather than in investing cash flows, net cash used in investing activities would have been $32.1 million, $65.8 million, and $42.1 million in 1998, 1997, and 1996, respectively.


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

ITEM 8.  FINANCIAL STATEMENTS AND SUPLEMENTARY DATA

              ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                     ASSETS
                                                                                           December 31,
                                                                                   ---------------------------
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

              ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


1.    Summary of Significant Accounting Policies:

Description of Operations:


         St. Mary Land & Exploration Company (the "Company") is an independent energy company engaged in the exploration, development, acquisition and production of natural gas and crude oil. In December 1998 the Company sold its remaining interests in properties located in Canada. The Company's operations are conducted entirely in the United States. In February 1997 the Company completed the sale of its interest in the Russian joint venture. Also in 1997, the Company relinquished its interest in an exploration and production license in the Caroni Basin of Trinidad and Tobago.


Basis of Presentation:


         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Subsidiaries that are not wholly-owned are accounted for by proportionate consolidation or by the equity or investment method as appropriate. All significant intercompany accounts and transactions have been eliminated.


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

Oil and Gas Producing Activities:


         The Company follows the successful efforts method of accounting for its oil and gas properties. Under this method of accounting, all property acquisition costs and costs of exploratory and development wells are capitalized when incurred, pending determination of whether the well has found proved reserves. If an exploratory well has not found proved reserves, the costs of drilling the well are charged to expense. Exploratory dry hole costs are included in cash flows from investing activities within the consolidated statement of cash flows. The costs of development wells are capitalized whether productive or nonproductive.

         Geological and geophysical costs on exploratory prospects and the costs of carrying and retaining unproved properties are expensed as incurred. An impairment allowance is provided on a property-by-property basis when the Company determines that the unproved property will not be developed. Depletion, depreciation and amortization ("DD&A") of capitalized costs of proved oil and gas properties is provided on a field-by-field basis using the units of production method based upon proved reserves. The computation of DD&A takes into consideration restoration, dismantlement and abandonment costs and the anticipated proceeds from equipment salvage. The estimated restoration, dismantlement and abandonment costs are expected to be offset by the estimated residual value of lease and well equipment.

         The Company reviews its long-lived assets for impairments when events or changes in circumstances indicate that an impairment may have occurred. The impairment test compares the expected undiscounted future net revenues on a field-by-field basis with the related net capitalized costs at the end of each period. Expected future cash flows are calculated using all proved reserves at full estimated value and probable reserves at a risk-adjusted 15% of estimated value. When the net capitalized costs exceed the undiscounted future net revenues, the cost of the property is written down to "fair value," which is determined using discounted future net revenues from the producing property. The discount rate used is 15%. During 1998, 1997 and 1996 the Company recorded impairment charges for proved properties of $17,483,000, $5,202,000 and $408,000, respectively.


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
                                                     ============= ============

3.    Summo Minerals Corporation Investment and Receivable:


         As of December 31, 1998 and 1997, the Company owned 9,924,093 shares (37% of total shares outstanding) of Summo, a North American mining company, with a total cost of $5,859,000. The recorded net book value of the stock was zero and $4,609,000 at December 31, 1998 and 1997, respectively. The Company also owned warrants to acquire an additional 616,090 shares of Summo common stock as of December 31, 1998 and 1997. These warrants expired January 12, 1999. The market value of this investment declined to $705,000 at December 31, 1998. For the years ended December 31,1998, 1997 and 1996 the Company reported equity in losses from Summo of $661,000, $526,000 and $457,000, respectively. The equity in losses recorded were determined under United States Generally Accepted Accounting Principles.


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


         The Company has analyzed its net investment in Summo and the effect of persistent depressed copper prices and increased worldwide copper inventory levels on Summo's stock price. Management believes Summo's stock price decline is not temporary and that its value is impaired. Consequently, the Company wrote down its net investment in Summo to net realizable value of $2,869,000 in the fourth quarter of 1998. Management believes the recorded net investment is recoverable.


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


         Future cash inflows and future production and development costs are determined by applying benchmark prices and costs, including transportation and basis differential, in effect at year-end to the year-end estimated quantities of oil and gas to be produced in the future. Estimated future income taxes are computed using current statutory income tax rates, including consideration for estimated future statutory depletion and alternative fuels tax credits. The resulting future net cash flows are reduced to present value amounts by applying a 10% annual discount factor.


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



                               ST. MARY LAND & EXPLORATION COMPANY
                               ----------------------------------------
                               (Registrant)


Date:  October 1, 1999      By: /s/ MARK A. HELLERSTEIN
                               ----------------------------------------
                               Mark A. Hellerstein, President, Chief Executive
                                                    Officer, and Director









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

Signature                      Title                              Date




/s/ THOMAS E. CONGDON *        Chairman of the
-----------------------        Board of Directors                October 1, 1999
    Thomas E. Congdon



/s/ MARK A. HELLERSTEIN        President, Chief Executive        October 1, 1999
-----------------------        Officer, and Director
    Mark A. Hellerstein



/s/ RONALD D. BOONE *          Executive Vice President, Chief   October 1, 1999
-----------------------        Operating Officer and Director
    Ronald D. Boone

Signature                      Title                              Date




/s/ RICHARD C. NORRIS *        Vice President-Finance,           October 1, 1999
-----------------------        Secretary and Treasurer
    Richard C. Norris



/s/ GARRY A. WILKENING *       Vice President-Administration     October 1, 1999
-----------------------        and Controller
    Garry A. Wilkening



/s/ LARRY W. BICKLE *          Director                          October 1, 1999
-----------------------
    Larry W. Bickle



/s/ DAVID C. DUDLEY *          Director                          October 1, 1999
-----------------------
    David C. Dudley



/s/ RICHARD C. KRAUS *         Director                          October 1, 1999
-----------------------
    Richard C. Kraus



/s/ R. JAMES NICHOLSON *       Director                          October 1, 1999
-----------------------
    R. James Nicholson



/s/ AREND J. SANDBULTE *       Director                          October 1, 1999
-----------------------
    Arend J. Sandbulte



/s/ JOHN M. SEIDL *            Director                          October 1, 1999
-----------------------
    John M. Seidl



* By: /s/ MARK A. HELLERSTEIN
      ------------------------
          Mark A. Hellerstein, Attorney-in-Fact