Form 10-Q/A
period 1999-06-30
ST MARY LAND & EXPLORATION CO
filed 1999-10-04
CIK 893538

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------



                                    FORM 10-Q/A-2



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

THIS AMENDMENT ON FORM 10-Q/A-2 TO THE REGISTRANT'S FORM 10-Q/A FOR THE QUARTER ENDED JUNE 30, 1999 IS BEING FILED TO REFLECT CERTAIN ADDITIONAL DISCLOSURES IN RESPONSE TO COMMENTS RECEIVED FROM THE SEC STAFF IN CONECTION WITH ST. MARY LAND & EXPLORATION COMPANY'S REGISTRATION STATEMENT ON FORM S-4 FILED ON AUGUST 19, 1999.


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

              ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)


                                                                                    For the Six Months Ended
                                                                                            June 30,
                                                                                --------------------------------
                                                                                    1999               1998
                                                                                -------------      -------------
Reconciliation of net income to net cash provided by operating activities:
    Net income                                                                   $     2,042        $     3,740
    Adjustments to reconcile net income to net
      cash provided by operating activities:
        (Gain) loss on sale of proved properties                                        (114)                14
        Depletion, depreciation and amortization                                      10,683             11,880
        Impairment of proved properties                                                  247              1,445

        Exploratory dry hole costs                                                      (119)             2,945

        Abandonment and impairment of unproved properties                                800                615
        Loss in equity investees                                                          58                571
        Deferred income taxes                                                            607              1,410
        Other                                                                           (132)               239
                                                                                -------------      -------------
                                                                                      14,072             22,859
    Changes in current assets and liabilities:
        Accounts receivable                                                            5,947              7,081
        Prepaid expenses and other                                                     2,507               (986)
        Accounts payable and accrued expenses                                         (2,179)            (1,600)
        Stock appreciation rights                                                        (86)                 7
                                                                                -------------      -------------
    Net cash provided by operating activities                                         20,261             27,361
                                                                                -------------      -------------


    Cash flows from investing activities:
        Proceeds from sale of oil and gas properties                                     713                 59
        Capital expenditures                                                         (20,478)           (29,391)
        Acquisition of oil and gas properties                                         (1,869)            (2,026)
        Investment in and loans to Summo Minerals Corporation                           (220)              (566)
        Collections on loan to Summo Minerals Corporation                              2,096                  -
        Receipts from restricted cash                                                    720                  -
        Investment in Nance Petroleum                                                    684                  -
        Other                                                                           (352)              (922)
                                                                                -------------      -------------
    Net cash used in investing activities                                            (18,706)           (32,846)
                                                                                -------------      -------------


    Cash flows from financing activities:
        Proceeds from long-term debt                                                   7,550             24,395
        Repayment of long-term debt                                                  (10,250)           (20,387)
        Proceeds from sale of common stock                                               177                  -
        Repurchase of common stock                                                      (525)                 -
        Dividends paid                                                                (1,084)            (1,098)
                                                                                -------------      -------------
    Net cash provided by (used in) financing activities                               (4,132)             2,910
                                                                                -------------      -------------

    Net decrease in cash and cash equivalents                                         (2,577)            (2,575)
    Cash and cash equivalents at beginning of period                                   7,821              7,112
                                                                                -------------      -------------

    Cash and cash equivalents at end of period                                   $     5,244        $     4,537
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


         The Company reviews it producing properties for impairments when events or changes in circumstance indicate that an impairment in value may have occurred. The impairment test compares the expected undisounted future net revenueS on a field-by-field basis with the related net capitalized costs at the end of each period. When the net capitalized costs exceed the undiscounted future net revenues, the cost of the property is written down to "fair value", which is determined using future net revenues discounted at 15% for the producing property. Future net revenues are estimated using escalated prices and include the estimated effects of the Company's hedging contracts in place at December 31, 1998. All proved reserve catagories at their full estimated value and probable reserves, risk-adjusted downward to 15% of their estimated value, are used in the impairment test. Probable reserves are risk-adjusted to recognize their lower likelihood of occurrence. The risk-adjustment is subject to periodic review based on current economic conditions.Reserve volumes are based on independent engineering consistent with engineering used in evaluating property acquisitions.


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


         DD&A decreased $1.2 million or 10% to $10.7 million for the six months ended June 30, 1999 compared with $11.9 million in 1998. DD&A expense per BOE increased 12% to $4.48 in the six months ended June 30, 1999 compared with $4.01 in 1998. This increase is due to the reduction in volumes produced at South Horseshoe Bayou, decreased royalty production from the Fee Lands, the effect of continued low prices on the Company's oil and gas reserves in the first quarter of 1999, and the December 1998 sale of producing properties in Oklahoma with lower DD&A expense per BOE. The Company recorded $247,000 of impairments of proved oil and gas properties for the six months ended June 30, 1999 due to an unsuccessful recompletion attempt in the Greensburg prospect in Louisiana, compared with $1.4 million in 1998. This decrease was also due to marginal wells drilled in Oklahoma and Louisiana in 1998 and the adverse effects of low oil prices in the Williston Basin in 1998.

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


         Exploratory dry hole costs are included in cash flows from investing activities even though these costs are expensed as incurred. If exploratory dry hole costs had been included in operating cash flows, the net cash provided by operating activities would have been $14.2 million and $19.9 million in 1999 and 1998, respectively.


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


         If exploratory dry hole costs had been included in operating cash flows rather than in investing cash flows, net cash used in investing activities would have been $18.8 million and $29.9 million in 1999 and 1998, respectively.


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

                                       ST. MARY LAND & EXPLORATION COMPANY




October 1, 1999                         By  /s/ MARK A. HELLERSTEIN
                                           -------------------------------------
                                           Mark A. Hellerstein
                                           President and Chief Executive Officer


October 1, 1999                         By  /s/ RICHARD C. NORRIS
                                           -------------------------------------
                                           Richard C. Norris
                                           Vice President -  Finance,  Secretary
                                           and Treasurer


October 1, 1999                         By  /s/ GARRY A. WILKENING
                                           -------------------------------------
                                           Garry A. Wilkening
                                           Vice President  -  Administration and
                                           Controller