Form 10-K405/A
period 1998-12-31
ST MARY LAND & EXPLORATION CO
filed 1999-11-12
CIK 893538

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-K/A-3


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

THIS AMENDMENT ON FORM 10-K/A-3 TO THE REGISTRANT'S FORM 10-K/A-2 FOR THE YEAR ENDED DECEMBER 31, 1998 IS BEING FILED TO REFLECT CERTAIN ADDITIONAL DISCLOSURES IN RESPONSE TO COMMENTS RECEIVED FROM THE SEC STAFF IN CONECTION WITH ST. MARY LAND & EXPLORATION COMPANY'S REGISTRATION STATEMENT ON FORM S-4 AMENDMENT NO. 2 FILED ON NOVEMBER 12, 1999.



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

         Reserve Revisions and Writedowns. The Company's year-end 1998 reserves reflect property dispositions of 39.6 BCFE which includes 2.8 BCFE of current year production, discoveries and extensions of 40.8 BCFE, acquisitions of 5.3 BCFE, negative price-related revisions of 18.2 BCFE and a write-down of 38.8 BCFE of proved reserves at South Horseshoe Bayou.

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

          At  year-end  the  Company  adjusted proved reserves downward  by 38.8
BCFE due to premature water encroachment and mechanical problems. Despite these disappointments, South Horseshoe Bayou has generated solid economic returns for the Company and still has significant remaining potential. The two wells have produced 6.0 Bcf of gas and 45 MBbls of oil, net to the Company's interest, through December 31, 1998.

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

         St. Mary also holds a 21.2% working interest in an unusual 30,450-acre top lease in the North Ward Estes Field in Ward County, Texas.The original lease will expire on August 4, 2000. Before that date, working interest production from approximately 400 wells on the lease and the development and exploration rights on the lease are owned by Chevron U.S.A., Inc and Three-B Oil Company. After that date, working interest production from the wells located on the lease and future development and exploration rights on this 50 square mile property will revert to the ownership and control of St. Mary and its partners. The top lease will continue in effect for as long as oil and/or gas is produced in paying quantities.

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

------------
       (1) Reserve data attributable to the Company's Russian joint venture have been excluded from this table. Effective February 12, 1997, the Company sold its Russian joint venture. See "International Operations."
       (2) The Company's year-end 1998 reserves reflect property dispositions of
           39.6 BCFE,  discoveries and extensions of 40.8 BCFE,  acquisitions of
           5.3 BCFE, negative price-related revisions of 18.2 BCFE and a write-down of 38.8 BCFE of proved reserves at South Horseshoe Bayou.

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

     The Company's presence in south Louisiana includes active management of its fee lands from which significant royalty income is derived. Royalty revenues from the fee lands were $6.9, $8.8 and $8.1 million for the years 1998, 1997 and 1996, respectively. St. Mary has encouraged development drilling by its lessees, facilitated the origination of new prospects on acreage not held by production and stimulated exploration interest in deeper, untested horizons. The Company's discovery on its fee lands at South Horseshoe Bayou in early 1997 and the successful confirmation well in early 1998 proved that significant accumulations of gas are sourced and trapped at depths below 16,000 feet. In August 1998 one of the wells in the South Horseshoe Bayou project experienced shut-in production due to mechanical problems. These mechanical problems and premature water encroachment caused the Company to reduce the project's proved reserves by 38.8 BCFE. An untested fault block to the north of the existing production will be drilled at South Horseshoe Bayou in 1999.

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

         Oil and Gas Production Costs. Oil and gas production costs consist of lease operating expense and production taxes. Total production costs increased $1.7 million, or 11% in 1998 to $17.0 million compared with $15.3 million in 1997, while total oil and gas production costs per BOE increased only 1% to $3.08 in 1998 compared with $3.05 in 1997. A $2.4 million increase in LOE relates to the corresponding increase in production described above and a $1.0 million increase in non-recurring LOE resulting from increased workover activity. A $700,000 decrease in production taxes is the result of the above described decrease in oil and gas revenues on which a portion of production taxes are based. Total production costs increased $2.4 million, or 18% in 1997 to $15.3 million compared with $12.9 million in 1996. However, total oil and gas production costs per BOE declined 11% to $3.05 in 1997 compared to $3.41 per BOE in 1996. The increase in production costs is a result of the increase in production related to new wells, and the increase in oil and gas revenues on which a portion of production taxes are based as described above. The decrease in production costs per BOE is due to a decrease in LOE per BOE caused by an increase in lower cost gas production from drilling in South Horseshoe Bayou and Box Church. The decrease is also caused by production tax exemptions obtained from the states of Louisiana and Texas on new wells located in South Horseshoe Bayou, the Fee Lands and Box Church.

         Depreciation, Depletion, Amortization and Impairment. Depreciation, depletion and amortization expense ("DD&A") increased $6.5 million or 36% to $24.9 million in 1998 compared with $18.4 million in 1997. This increase resulted from increased production volumes of new properties acquired and drilled in 1998 and late 1997. Significant contributors were the Southwest Mayfield properties acquired from Conoco in the fourth quarter of 1997 and the reduction of proved reserves at South Horseshoe Bayou. Decreases in reserve volumes caused by the adverse impact of low oil prices in the Williston Basin and mechanical problems at South Horseshoe Bayou also contributed to the DD&A increase. DD&A expense per BOE increased 23% to $4.52 in 1998 compared to $3.67 in 1997 due to higher drilling and acquisition costs per BOE and the factors mentioned above. Impairment of proved oil and gas properties increased $12.3 million to $17.5 million in 1998 compared with $5.2 million in 1997. Those charges resulting from a decline in the Company's oil and gas reserve value due to lower prices in predominantly oil producing fields were $1.4 million in west Texas and $600,000 in the Williston Basin of North Dakota and Montana. Other charges were due to reserve volume reductions in under-performing properties. Of these, $8.9 million and $1.2 million related to the Atchafalaya and Bayou D'arbonne prospects, respectively, in Louisiana, $1.2 million related to the Young North prospect in New Mexico, $700,000 related to the Kirvin/Mann North prospect in Texas and $1.0 million related to several prospects in Oklahoma. The drilling of two marginal wells in Oklahoma also resulted in the impairments of $600,000 in 1998.

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


         Exploration. Exploration expense increased $4.9 million or 71% to $11.7 million for 1998 compared with $6.8 million in 1997 due to the drilling of ten exploratory dry holes during 1998 in the Mid-Continent and south Louisiana regions, compared to better exploratory drilling results in 1997. The payment of $795,000 in delay rentals for the Company's Atchafalaya prospect area during 1998 also contributed to the increase in exploration expense. Exploration expense decreased $1.3 million or 16% to $6.8 million for 1997 compared with $8.2 million in 1996 due to better exploratory drilling results in 1997 compared to 1996.

         General and Administrative. General and administrative expenses decreased $548,000 or 7% in 1998 compared to 1997 due to a $358,000 reduction of expenses related to the Company's Stock Appreciation Rights ("SAR") plan and a $259,000 reduction in charitable contributions which is based on pre-tax income. General and administrative expenses were unchanged at $7.6 million for 1997 from 1996. Increased compensation costs, charitable contributions and insurance premium costs in 1997 were offset by a $1.4 million decrease in the expense associated with the SAR plan.

         Other operating expenses primarily consist of legal expenses in connection with ongoing oil and gas activities and oversight of the Company's mining investments. This expense decreased $140,000 or 50% in 1998 compared with 1997, due to decreased activity in the pending litigation that seeks to recover damages from the drilling contractor for the St. Mary Land & Exploration No. 1 well at South Horseshoe Bayou. Other operating expense increased $203,000 to $281,000 in 1997 compared with 1996, due to legal expenses associated with the pending litigation for the St. Mary Land & Exploration No. 1 well.


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


         State tax expense was $24,000 in 1998, $1.6 million in 1997, and $700,000 in 1996. The decrease in state taxes in 1998 was caused by the book net operating loss which resulted from Louisiana activity in the South Horseshoe Bayou and Atchafalaya Bay prospects plus the effects on Colorado and other states of the Russian and Summo writedowns. Louisiana taxes for 1997 increased $620,000 as a result of higher Louisiana net income from royalties and from working interest income from South Horseshoe Bayou and the Henry Production Company acquisition during 1997.


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

         Cash Flow. The Company's net cash provided by operating activities increased $2.3 million or 5% to $45.4 million in 1998 compared to $43.1 million in 1997. A $9.8 million decrease in accounts receivable resulting from lower oil and gas prices and reduced drilling activity and a $2.4 million increase in unproved property impairments were offset by a $5.1 million decrease in oil and gas revenue, a $4.3 million increase in prepaid expenses and a $400,000 increase in cash paid for interest expense. Net cash provided by operating activities increased 78% to $43.1 million in 1997 compared to $24.2 million in 1996 as a result of a $19.0 million increase in oil and gas revenues.

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


         Net cash used in investing activities decreased $30.5 million or 45% in 1998 to $37.0 million compared to $67.5 million in 1997. The decrease is due to a $10.1 million increase in proceeds from sales of oil and gas properties in 1998, including the sale of the Russian joint venture in 1997, and a decrease of $23.1 million in cash paid for acquisitions of oil and gas properties in 1998. Total 1998 capital expenditures, including acquisitions of oil and gas properties, decreased $22.9 million or 28% to $58.6 million in 1998 compared to $81.5 million in 1997 due to a $23.1 million decrease in acquisitions in 1998.

         Net cash used in investing activities increased $22.3 million or 49% in 1997 to $67.5 million compared to $45.2 million in 1996. This increase was due to a $26.7 million increase in capital expenditures for the Company's drilling programs, a $6.3 million increase in expenditures for acquisitions of oil and gas properties and additional investment in and loans to Summo of $1.8 million, offset by $7.7 million of proceeds from the sale of oil and gas properties and $ 5.6 million in cash received from the sale of the Company's Russian joint venture. Total 1997 capital expenditures, including acquisitions of oil and gas properties, increased $33.0 million or 68% to $81.5 million in 1997 compared to $48.5 million in 1996.


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

         Net cash provided by financing activities increased $5.5 million to $28.1 million in 1997 compared to $22.6 million in 1996. The Company received $51.2 million from the sale of common stock in the first quarter of 1997 and had a net reduction of borrowings of $21.0 million in 1997. The Company borrowed $24.0 million in 1996 for the expanded capital expenditure programs and reserve acquisitions. The Company increased its quarterly dividend 25% to $.05 per share effective with the quarterly dividend declared in January 1997 and paid in February 1997, resulting in dividends paid in 1997 of $2.1 million compared to $1.4 million in 1996.

         The Company had $7.8 million in cash and cash equivalents and had working capital of $9.8 million as of December 31, 1998 compared to $7.1 million in cash and cash equivalents and working capital of $9.6 million as of December 31, 1997. The net change in working capital results from a $5.5 million decrease in accounts receivable, prepaid expenses and refundable income taxes that was offset by $5.0 million decrease in accounts payable and accrued liabilities along with a $700,000 increase in cash and cash equivalents.

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

Sales of Producing and Nonproducing Properties:

         The sale of a partial interest in a proved property is accounted for as normal retirement, and no gain or loss is recognized as long as this treatment does not significantly affect the unit-of-production amortization rate. A gain or loss is recognized for all other sales of producing properties.

         The sale of a partial interest in an unproved property is accounted for as a recovery of cost when substantial uncertainty exists as to recovery of the cost applicable to the interest retained. A gain on the sale is recognized to the extent that the sales price exceeds the carrying amount of the unproved property.

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

         Panterra, in which the Company has a 74% general partnership ownership interest, has a separate credit facility with a $21,000,000 borrowing base as of December 31, 1998, and $12,000,000 and $11,000,000 outstanding as of December 31, 1998 and 1997, respectively. In June 1997, Panterra entered into this credit agreement replacing a previous agreement, which was due March 31, 1999. The new credit agreement includes a revolving period converting to a five-year amortizing loan on June 30, 2000. During the revolving period of the loan, loan balances accrue interest at Panterra's option of either the bank's prime rate or LIBOR plus 0.75% when the Partnership's debt to partners' capital ratio is less than 30%, up to a maximum of either the bank's prime rate or LIBOR plus 1.25% when the Partnership's debt to partners' capital ratio is greater than 100%. At December 31, 1998, Panterra's debt to partners' capital ratio as defined was 66%. In the event of default both the Company and Nance are jointly and severally liable for all debt as the general partners.

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

10.    Investment in Russian Joint Venture:

         In September  1991 the Company, acquired a 22%  interest in The Limited
Liability       Company       Chernogorskoye      through     Anderman     Smith
International-Chernogorskoye (the "Partnership"), collectively, the "Russian joint venture"). The Company's interest in the Russian joint venture was reduced to 18% in 1993. The Russian joint venture is developing the Chernogorskoye field in western Siberia. On December 16, 1996, the Company executed an Acquisition Agreement to sell its interest in the Russian joint venture to Khanty Mansiysk Oil Corporation ("KMOC"), formerly Ural Petroleum Corporation. In accordance with the terms of the Acquisition Agreement, the Company received cash consideration of $5,608,000 before transaction costs, KMOC common stock valued at $1,869,000, and a receivable in a form equivalent to a retained production payment of approximately $11,217,000 plus interest at 10% per annum from the limited liability company formed to hold the Russian joint venture interest. The Company has accrued an obligation of $1,083,000 for commissions to be paid when proceeds are received on the note leaving net proceeds of $10,134,000. Company's receivable is collateralized by the partnership interest sold. The Company has the right, subject to certain conditions, to require KMOC to purchase the Company's receivable from the net proceeds of an initial public offering of KMOC common stock. Alternatively, the Company may elect to convert all or a portion of its receivable into KMOC common stock immediately prior to an initial public offering of KMOC common stock or on or after March 10, 2000, whichever occurs first. The transaction closed on February 12, 1997, and the Company recorded a gain on the sale of $9,671,000. The Company's equity in income for the Russian joint venture for 1997 through the date of sale was $203,000. Uncertain economic conditions in Russia and lower oil prices have affected the realizability of the convertible receivable. As a result, the Company has reduced the carrying amount of the receivable to its minimum conversion value, incurring a charge to operations of $4,553,000 for the year ended December 31, 1998.

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



                               ST. MARY LAND & EXPLORATION COMPANY
                               ----------------------------------------
                               (Registrant)


Date:  November 12, 1999      By: /s/ MARK A. HELLERSTEIN
                               ----------------------------------------
                               Mark A. Hellerstein, President, Chief Executive
                                                    Officer, and Director









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

Signature                      Title                              Date




*                              Chairman of the
-----------------------        Board of Directors              November 12, 1999
    Thomas E. Congdon



/s/ MARK A. HELLERSTEIN        President, Chief Executive      November 12, 1999
-----------------------        Officer, and Director
    Mark A. Hellerstein



*                              Executive Vice President, Chief November 12, 1999
-----------------------        Operating Officer and Director
    Ronald D. Boone

Signature                      Title                              Date




*                              Vice President-Finance,         November 12, 1999
-----------------------        Secretary and Treasurer
    Richard C. Norris



*                              Vice President-Administration   November 12, 1999
-----------------------        and Controller
    Garry A. Wilkening



*                              Director                        November 12, 1999
-----------------------
    Larry W. Bickle



*                              Director                        November 12, 1999
-----------------------
    David C. Dudley



*                              Director                        November 12, 1999
-----------------------
    Richard C. Kraus



*                              Director                        November 12, 1999
-----------------------
    R. James Nicholson



*                              Director                        November 12, 1999
-----------------------
    Arend J. Sandbulte



*                              Director                        November 12, 1999
-----------------------
    John M. Seidl



* By: /s/ MARK A. HELLERSTEIN                                  November 12, 1999
      ------------------------
          Mark A. Hellerstein, Attorney-in-Fact