Form 10-Q/A
period 1999-06-30
ST MARY LAND & EXPLORATION CO
filed 1999-11-12
CIK 893538

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------


                                    FORM 10-Q/A-3


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

THIS AMENDMENT ON FORM 10-Q/A-3 TO THE REGISTRANT'S FORM 10-Q/A-2 FOR THE QUARTER ENDED JUNE 30, 1999 IS BEING FILED TO REFLECT CERTAIN ADDITIONAL DISCLOSURES IN RESPONSE TO COMMENTS RECEIVED FROM THE SEC STAFF IN CONNECTION WITH ST. MARY LAND & EXPLORATION COMPANY'S REGISTRATION STATEMENT ON FORM S-4 AMENDMENT NO. 2 FILED ON NOVEMBER 12, 1999. THIS AMENDMENT ALSO REFLECTS THE RECOGNITION OF $386,000 OF INTEREST INCOME AND $49,717 OF OTHER INCOME, BOTH OF WHICH HAD BEEN NETTED AGAINST THE SUMMO NOTE RECEIVABLE IN THE REGISTRANT'S FORM 10-Q/A-2 FOR THE QUARTER ENDED JUNE 30, 1999.



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
                      (In thousands, except share amounts)

                                     ASSETS

                                                                                     June 30,         December 31,
                                                                                  -------------      -------------
                                                                                      1999                1998
                                                                                  -------------      -------------

Current assets:
    Cash and cash equivalents                                                      $     5,244        $     7,821
    Accounts receivable                                                                 12,775             17,937
    Prepaid expenses and other                                                             816                795
    Refundable income taxes                                                                211                391
    Deferred income taxes                                                                   91                125
                                                                                  -------------      -------------
              Total current assets                                                      19,137             27,069
                                                                                  -------------      -------------
Property and equipment (successful efforts method), at cost:
    Proved oil and gas properties                                                      252,803            241,021
    Unproved oil and gas properties, net of impairment
             allowance of $4,229 in 1999 and $5,987 in 1998                             31,455             25,588
    Other property and equipment                                                         4,654              4,051
                                                                                  -------------      -------------
                                                                                       288,912            270,660
    Less accumulated depletion, depreciation, amortization and impairment             (136,714)          (126,835)
                                                                                  -------------      -------------
                                                                                       152,198            143,825
                                                                                  -------------      -------------
Other assets:
    Khanty Mansiysk Oil Corporation receivable and stock                                 6,839              6,839
    Summo Minerals Corporation  investment and receivable                                1,566              2,869
    Restricted cash                                                                          -                720
    Other assets                                                                         3,526              3,175
                                                                                  -------------      -------------
                                                                                        11,931             13,603
                                                                                  -------------      -------------
                                                                                   $   183,266        $   184,497
                                                                                  =============      =============
                                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                               $    10,315        $    16,926
    Current portion of stock appreciation rights                                           272                358
                                                                                  -------------      -------------
              Total current liabilities                                                 10,587             17,284
                                                                                  -------------      -------------
Long-term liabilities:
    Long-term debt                                                                      20,087             19,398
    Deferred income taxes                                                               11,918             11,158
    Stock appreciation rights                                                              455                422
    Other noncurrent liabilities                                                         1,250              1,493
                                                                                  -------------      -------------
                                                                                        33,710             32,471
                                                                                  -------------      -------------
Commitments and contingencies
Stockholders' equity:
    Common stock, $.01 par value: authorized  - 50,000,000 shares: issued and
           outstanding - 11,269,361 shares in 1999 and 10,992,447 shares in 1998           113                110
    Additional paid-in capital                                                          71,083             67,761
    Treasury stock - at cost:  182,800 shares in 1999 and 147,800 shares in 1998        (2,995)            (2,470)
    Retained earnings                                                                   70,573             69,341
    Unrealized gain on marketable equity securities-available for sale                     195                  -
                                                                                  -------------      -------------
              Total stockholders' equity                                               138,969            134,742
                                                                                  -------------      -------------
                                                                                   $   183,266        $   184,497
                                                                                  =============      =============

                   The accompanying notes are an integral part of these consolidated financial statements.

              ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (In thousands, except per share amounts)

                                                                For the Three Months Ended             For the Six Months Ended
                                                                          June 30,                             June 30,
                                                               -------------------------------     --------------------------------
                                                                   1999              1998               1999              1998
                                                               -------------    --------------     --------------    --------------

Operating revenues:
    Oil and gas production                                     $     15,809      $     20,233       $     29,578      $     39,258
    Gain (loss) on sale of proved properties                            (81)              (14)               114               (14)
    Other revenues                                                      177                88                323               202
                                                               -------------    --------------     --------------    --------------
             Total operating revenues                                15,905            20,307             30,015            39,446
                                                               -------------    --------------     --------------    --------------
Operating expenses:
    Oil and gas production                                            3,960             4,173              7,954             8,116
    Depletion, depreciation and amortization                          5,281             6,503             10,683            11,880
    Impairment of proved properties                                     247             1,077                247             1,445
    Exploration                                                       1,203             3,052              2,942             6,473
    Abandonment and impairment of unproved properties                   336               312                800               615
    General and administrative                                        2,030             1,477              3,638             4,424
    Loss in equity investees                                             13               510                 58               571
    Other                                                               213                57                338                92
                                                               -------------    --------------     --------------    --------------
              Total operating expenses                               13,283            17,161             26,660            33,616
                                                               -------------    --------------     --------------    --------------
Income from operations                                                2,622             3,146              3,355             5,830

Nonoperating income and (expense):
   Interest income                                                      542               371                638               526
   Interest expense                                                    (275)             (360)              (516)             (754)
                                                               -------------    ---------------    --------------    --------------
Income before income taxes                                            2,889             3,157              3,477             5,602
Income tax expense                                                      982             1,121              1,161             1,896
                                                               -------------    --------------     --------------    --------------

Income from continuing operations                                     1,907             2,036              2,316             3,706
Gain on sale of discontinued operations, net of taxes                     -                34                  -                34
                                                               -------------    --------------     --------------    --------------

Net income                                                     $      1,907      $      2,070       $      2,316      $      3,740
                                                               =============    ==============     ==============    ==============

Basic earnings per common share:
    Income from continuing operations                           $        .17      $        .19       $        .21     $        .34
    Gain on sale of discontinued operations                                -                 -                  -                -
                                                               ==============    ==============     ==============   ==============
Basic net income per common share                               $        .17      $        .19       $        .21     $        .34
                                                               ==============    ==============     ==============   ==============
Diluted earnings per common share:
    Income from continuing operations                           $        .17      $        .18       $        .21     $        .33
    Gain on sale of discontinued operations                                -                 -                  -                -
                                                               ==============    ==============     ==============   ==============
Diluted net income per common share                             $        .17      $        .18       $        .21     $        .33
                                                               ==============    ==============     ==============   ==============


Basic weighted average common shares outstanding                      10,913            10,984             10,879           10,984
                                                               ==============    ==============     ==============   ==============
Diluted weighted average common shares outstanding                    10,934            11,079             10,892           11,102
                                                               ==============    ==============     ==============   ==============

Cash dividend declared per share                                $       0.05      $       0.05       $       0.10     $       0.10
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

              ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)


                                                                                    For the Six Months Ended
                                                                                            June 30,
                                                                                --------------------------------
                                                                                    1999               1998
                                                                                -------------      -------------

Reconciliation of net income to net cash provided by operating activities:
    Net income                                                                   $     2,316        $     3,740
    Adjustments to reconcile net income to net
      cash provided by operating activities:
        (Gain) loss on sale of proved properties                                        (114)                14
        Depletion, depreciation and amortization                                      10,683             11,880
        Impairment of proved properties                                                  247              1,445
        Exploratory dry hole costs                                                      (119)             2,945
        Abandonment and impairment of unproved properties                                800                615
        Loss in equity investees                                                          58                571
        Deferred income taxes                                                            760              1,410
        Other                                                                           (567)               239
                                                                                -------------      -------------
                                                                                      14,064             22,859
    Changes in current assets and liabilities:
        Accounts receivable                                                            5,947              7,081
        Prepaid expenses and other                                                     2,507               (986)
        Accounts payable and accrued expenses                                         (2,171)            (1,600)
        Stock appreciation rights                                                        (86)                 7
                                                                                -------------      -------------
    Net cash provided by operating activities                                         20,261             27,361
                                                                                -------------      -------------



    Cash flows from investing activities:
        Proceeds from sale of oil and gas properties                                     713                 59
        Capital expenditures                                                         (20,478)           (29,391)
        Acquisition of oil and gas properties                                         (1,869)            (2,026)
        Investment in and loans to Summo Minerals Corporation                           (220)              (566)
        Collections on loan to Summo Minerals Corporation                              2,096                  -
        Receipts from restricted cash                                                    720                  -
        Investment in Nance Petroleum                                                    684                  -
        Other                                                                           (352)              (922)
                                                                                -------------      -------------
    Net cash used in investing activities                                            (18,706)           (32,846)
                                                                                -------------      -------------


    Cash flows from financing activities:
        Proceeds from long-term debt                                                   7,550             24,395
        Repayment of long-term debt                                                  (10,250)           (20,387)
        Proceeds from sale of common stock                                               177                  -
        Repurchase of common stock                                                      (525)                 -
        Dividends paid                                                                (1,084)            (1,098)
                                                                                -------------      -------------
    Net cash provided by (used in) financing activities                               (4,132)             2,910
                                                                                -------------      -------------

    Net decrease in cash and cash equivalents                                         (2,577)            (2,575)
    Cash and cash equivalents at beginning of period                                   7,821              7,112
                                                                                -------------      -------------

    Cash and cash equivalents at end of period                                   $     5,244        $     4,537
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

Note 2 - Investments


         In June 1999, the Company participated in a financing package arrangement with Summo Minerals Corporation ("Summo") and Resource Capital Fund L.P. ("RCF"). The Company received $2,096,000 and 17,500,000 Summo warrants in exchange for reducing Summo's note receivable to $1,400,000 and transferring 4,962,047 Summo common shares to RCF. The proceeds received from RCF were applied to the outstanding principle balance of the Summo note receivable and to accrued interest. The loan is secured by Summo's interest in the Lisbon Valley Project and bears interest at LIBOR plus 2.5%. The warrants have an excercise price of CDN$0.12 per share, are fully vested and expire on June 25, 2004. No value has been assigned to the warrants in the financial statements. The remaining 4,962,046 shares of Summo common stock that the Company still owns have a recorded cost basis of zero due to the writedown in the fourth quarter of 1998. The recorded net book value of the Company's investment in Summo, including the note receivable, common stock, warrants, unrealized losses in equity and the unrealized gain on marketable equity securities discussed below is $1,566,000. Management believes that this recorded net book value is realizable. The Company continuously analyzes its net investment in Summo and the effect of persistent depressed copper prices and increased worldwide copper inventory levels on Summo's stock price.


         The transfer of Summo common shares to RCF reduced the Company's ownership percentage from 37% to 18%. Consequently, the accounting for this investment was changed from the equity method to the cost method in June 1999. The Company recorded $58,000 of equity in Summo's losses in 1999 through May 31, 1999 under the equity method. Under the cost method the Company will record unrealized gains or losses resulting from the fluctuation in the market price of Summo's common stock as a component of comprehensive income within the consolidated statements of shareholders' equity. Losses can only be recorded to the extent of the company's investment, which includes the note receivable from Summo as well as the Summo common shares and warrants owned. As a result of changing to the cost method for the investment in Summo, the Company recorded an unrealized gain of $195,000 in June 1999. This represents the difference in trading value of the Company's ownership in Summo common stock and the recorded basis of the common stock.

         The June 1999 financing package also resulted in the termination of the May 1997 agreement which was discussed in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998.

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

         Depreciation, Depletion, Amortization and Impairment. Depreciation, depletion and amortization expense ("DD&A") decreased $1.2 million or 19% to $5.3 million for the second quarter of 1999 from $6.5 million in 1998. DD&A expense per BOE increased 6% to $4.35 in the second quarter of 1999 compared with $4.12 in 1998. This increase is due to the reduction in volumes produced at South Horseshoe Bayou, decreased royalty production from the Fee Lands and the December 1998 sale of producing properties in Oklahoma with lower DD&A expense per BOE. The Company recorded a $247,000 impairment of proved oil and gas properties on the Greensburg prospect in Louisiana for the second quarter of 1999 compared with $1.1 million in 1998. This decrease was due to marginal wells drilled in Oklahoma and Louisiana in 1998 and the adverse effects of low oil prices in the Williston Basin in 1998.

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


         Exploration. Exploration expense decreased $1.9 million or 61% to $1.2 million for the second quarter of 1999 compared with $3.1 million in 1998. The decrease results from improved exploratory drilling results in 1999.

         Exploration expense decreased $3.6 million or 55% to $2.9 million for the six months ended June 30, 1999 compared with $6.5 million in 1998. The decrease results from $795,000 of nonrecurring delay rental payments for the Atchafalaya project in 1998 and improved exploratory drilling results in 1999.

         General and Administrative. General and administrative expenses increased $553,000 or 37% to $2.0 million in the second quarter of 1999 compared with $1.5 million in 1998. This increase was due to an increase in compensation expense related to stock appreciation rights expenses.

         General and administrative expenses decreased $786,000 or 18% to $3.6 million for the six months ended June 30, 1999 compared with $4.4 million in 1998. Compensation expense decreased $1.3 million due to a decrease in bonus expense in 1999. This decrease in compensation expense was partially offset by a $490,000 reduction in overhead reimbursements from outside interest owners in properties operated by the Company.

         Other Operating Expenses. Other operating expenses primarily consist of legal expenses in connection with ongoing oil and gas activities. This expense increased $156,000 or 274% to $213,000 for the second quarter of 1999 compared with $57,000 in 1998. This increase was due to increased activity in the pending litigation that seeks to recover damages from the drilling contractor in connection with the St. Mary Land & Exploration No. 1 well at South Horseshoe Bayou.

         Other operating expenses increased $246,000 or 267% to $338,000 for the six months ended June 30, 1999 compared with $92,000 in 1998. This increase was due to increased activity in the pending litigation that seeks to recover damages from the drilling contractor in connection with the St. Mary Land & Exploration No. 1 well at South Horseshoe Bayou.


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

         The Company recorded equity in the net loss of Summo of $58,000 for the six months ended June 30, 1999 compared with $571,000 in 1998. This decrease was due to Summo's write-off of its investment in its Cashin and Champion properties in the second quarter of 1998.

         Non-Operating Income and Expense. Net non-operating income increased $256,000 to $267,000 in the second quarter of 1999 compared with $11,000 in 1998 due to recognition of interest income on the Company's loan to Summo.

         Net non-operating income increased $350,000 to $122,000 for the six months ended June 30, 1999 compared with $228,000 net non-operating expense in 1998 due to recognition of interest income on the Company's loan to Summo.

         Income Taxes. Income tax expense totaled $982,000 in the second quarter of 1999 and $1.1 million in 1998, resulting in effective tax rates of 34.0% and 35.5%, respectively. The reduced expense reflects lower net income from operations before income taxes for 1999 due to lower oil and gas production and lower gas prices. The reduced rate reflects a higher impact on lower net income from Section 29 credits and percentage depletion in 1999.

         Income tax expense was $1.2 million for the six months ended June 30, 1999 and $1.9 million in 1998, resulting in effective tax rates of 33.4% and 33.8%, respectively. The reduced expense reflects lower net income from operations before income taxes for 1999 due to lower oil and gas production and lower gas prices. The reduced rate reflects a higher impact on lower net income from Section 29 credits and percentage depletion in 1999.

         Net Income. Net income for the second quarter of 1999 decreased $164,000 or 8% to $1.9 million compared with $2.1 million in 1998. The 22% decrease in oil and gas revenues caused by reductions in produced volumes in the second quarter of 1999 was partially offset by decreases in DD&A, impairment of proved properties, exploration expense, and income tax expense.

         Net income for the six months ended June 30, 1999 decreased $1.4 million or 38% to $2.3 million compared with $3.7 million in 1998. The 25% decrease in oil and gas revenues caused by reductions in both price and produced volumes was partially offset by decreases in DD&A, impairment of proved properties, exploration expense, general and administrative expense and income tax expense, and by an increase in net non-operating income.


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

         Cash Flow. The Company's net cash provided by operating activities decreased $7.1 million or 26% to $20.3 million for the six months ended June 30, 1999 compared with $27.4 million in 1998. Revenues decreased by $9.7 million due to decreased production at South Horseshoe Bayou, decreased production in Oklahoma from the sale of producing properties and due to lower oil and gas prices. Additionally, adjustments for non-cash expenses decreased due to lower DD&A of $1.2 million, a decrease in impairment of proved properties of $1.2 million, and a decrease in accounts receivable of $1.1 million along with an increase in prepaid expenses and other of $3.5 million.

         Exploratory dry hole costs are included in cash flows from investing activities even though these costs are expensed as incurred. If exploratory dry hole costs had been included in operating cash flows, the net cash provided by operating activities would have been $20.4 million and $24.4 million in 1999 and 1998, respectively.

         Net cash used in investing activities decreased $14.1 million or 43% to $18.7 million for the six months ended June 30, 1999 compared with $32.8 million in 1998. The decrease is due to an $8.9 million decrease in capital expenditures, an $800,000 increase resulting from acquisitions, a $1.4 million increase from property sales and a $2.4 million decrease resulting from the reduction of the Company's investment in Summo in the first half of 1999. Total capital expenditures, including acquisitions of oil and gas properties, in the first half of 1999 decreased $9.1 million or 29% to $22.3 million compared with $31.4 million in the first half of 1998.


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


         Net cash used in financing activities increased $7.0 million or 242% to $4.1 million for the six months ended June 30, 1999 compared with net cash provided by financing activities of $2.9 million in 1998. The increase was due to a reduction of long-term debt in 1999 compared with an increase in long-term debt in 1998.

         The Company had $5.2 million in cash and cash equivalents and had working capital of $8.6 million as of June 30, 1999 compared with $7.8 million in cash and cash equivalents and working capital of $9.8 million as of December 31, 1998. The reduction in cash and cash equivalents is the result of payments to reduce debt levels.


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


         The persistence of depressed commodity prices and increased worldwide inventory levels of copper have caused Summo's stock price to decline. Management believed that this stock price decline was not temporary and that its value was impaired. Consequently, the Company wrote down its net investment in Summo to net realizable value in the fourth quarter of 1998. Management believes the recorded net investment is recoverable. The Company, through a subsidiary, now owns 4.96 million shares or 17.7% of Summo.

         In June 1999, the Company participated in a financing package arrangement with Summo Minerals Corporation ("Summo") and Resource Capital Fund L.P. ("RCF"). This package resulted in the Company receiving $2.1 million in exchange for reducing Summo's note receivable to $1.4 million and transferring
4.96 million Summo shares to RCF. Also as part of the arrangement, the Company was granted 17.5 million warrants with an exercise price of CDN$0.12 per share that are fully vested and expire on June 25, 2004. No value has been assigned to the warrants in the financial statements. The proceeds received from RCF were applied to the outstanding principle balance of the Summo note receivable and to accrued interest resulting in a remaining net book value of the Company's entire investment in Summo of $1,566,000. The loan is secured by Summo's interest in the Lisbon Valley Project and bears interest at LIBOR plus 2.5%.The Company continuously analyzes its net investment in Summo and the effect of persistent depressed copper prices and increased worldwide copper inventory levels on Summo's stock price.


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

                                       ST. MARY LAND & EXPLORATION COMPANY




November 12, 1999                       By  /s/ MARK A. HELLERSTEIN
                                           -------------------------------------
                                           Mark A. Hellerstein
                                           President and Chief Executive Officer


November 12, 1999                       By  /s/ RICHARD C. NORRIS
                                           -------------------------------------
                                           Richard C. Norris
                                           Vice President -  Finance,  Secretary
                                           and Treasurer


November 12, 1999                       By  /s/ GARRY A. WILKENING
                                           -------------------------------------
                                           Garry A. Wilkening
                                           Vice President  -  Administration and
                                           Controller