Form 10-Q
period 1999-09-30
ST MARY LAND & EXPLORATION CO
filed 1999-11-16
CIK 893538

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                 -----------


                                  FORM 10-Q


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1999


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


As of November 11, 1999 the registrant had 11,097,968 shares of Common Stock, $.01 par value, outstanding.

                       ST. MARY LAND & EXPLORATION COMPANY

                                      INDEX
                                      -----

Part I.   FINANCIAL INFORMATION                                             PAGE
                                                                            ----

          Item 1.     Financial Statements (Unaudited)

                      Consolidated Balance
                      Sheets - September 30, 1999 and
                      December 31, 1998 .......................................3

                      Consolidated Statements of
                      Operations - Three Months Ended
                      September 30, 1999 and 1998: Nine Months
                      Ended September 30, 1999 and 1998 .......................4

                      Consolidated Statements of
                      Cash Flows - Nine Months Ended
                      September 30, 1999 and 1998 .............................5

                      Notes to Consolidated Financial
                      Statements - September 30, 1999 .........................7

          Item 2.     Management's Discussion and Analysis
                      of Financial Condition and Results
                      of Operations ..........................................10

Part II.  OTHER INFORMATION


          Item 6.     Exhibits and Reports on Form 8-K .......................24

                      Exhibits
                      --------

                      27.1     Financial Data Schedule

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

               ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                        (In thousands, except share amounts)

                                     ASSETS

                                                                                   September 30,        December 31,
                                                                                  ---------------      --------------
                                                                                         1999                1998
                                                                                  ---------------      --------------
Current assets:
  Cash and cash equivalents                                                       $         6,594      $        7,821
  Accounts receivable                                                                      14,965              17,937
  Prepaid expenses and other                                                                  775                 795
  Refundable income taxes                                                                     193                 391
  Deferred income taxes                                                                        91                 125
                                                                                  ---------------      --------------
Total current assets                                                                       22,618              27,069
                                                                                  ---------------      --------------
Property and equipment (successful efforts method), at cost:
  Proved oil and gas properties                                                           259,260             241,021
  Unproved oil and gas properties, net of impairment
     allowance of $3,095 in 1999 and $5,987 in 1998                                        28,475              25,588
  Other property and equipment                                                              5,119               4,051
                                                                                  ---------------      --------------
                                                                                          292,854             270,660
Less accumulated depletion, depreciation, amortization and impairment                    (133,217)           (126,835)
                                                                                  ---------------      --------------
                                                                                          159,637             143,825
                                                                                  ---------------      --------------
Other assets:
  Khanty Mansiysk Oil Corporation receivable and stock                                      5,110               6,839
  Summo Minerals Corporation  investment and receivable                                     1,589               2,869
  Restricted cash                                                                               -                 720
  Other assets                                                                              3,521               3,175
                                                                                  ----------------     ---------------
                                                                                            10,220              13,603
                                                                                  ----------------     ---------------
                                                                                  $        192,475     $       184,497
                                                                                  ================     ===============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses                                             $         10,733     $        16,926
Current portion of stock appreciation rights                                                   272                 358
                                                                                  ----------------     ---------------
Total current liabilities                                                                   11,005              17,284
                                                                                  ----------------     ---------------
Long-term liabilities:
Long-term debt                                                                              25,000              19,398
Deferred income taxes                                                                       13,575              11,158
Stock appreciation rights                                                                      486                 422
Other noncurrent liabilities                                                                   932               1,493
                                                                                  ----------------     ---------------
                                                                                            39,993              32,471
                                                                                  ----------------     ---------------
Commitments and contingencies
                                                                                  ----------------     ---------------
Minority interest                                                                              464                   -
                                                                                  ----------------     ---------------
Stockholders' equity:
Common stock, $.01 par value: authorized  - 50,000,000 shares: issued and
outstanding - 11,280,768 shares in 1999 and 10,992,447 shares in 1998                          113                 110
Additional paid-in capital                                                                  71,167              67,761
Treasury stock - at cost:  182,800 shares in 1999 and 147,800 shares in 1998                (2,995)             (2,470)
Retained earnings                                                                           72,511              69,341
Unrealized gain on marketable equity securities-available for sale                             217                   -
                                                                                  ----------------     ---------------
Total stockholders' equity                                                                 141,013             134,742
                                                                                  ----------------     ---------------
                                                                                  $        192,475     $       184,497
                                                                                  ================     ===============


                    The accompanying notes are an integral part of these consolidated financial statements.

               ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     (In thousands, except per share amounts)

                                                      For the Three Months Ended          For the Nine Months Ended
                                                              September 30,                      September 30,
                                                      --------------------------          -------------------------
                                                       1999               1998             1999              1998
                                                      --------------------------          -------------------------
Operating revenues:
  Oil and gas production                              $ 19,275          $ 16,645          $ 48,853         $ 55,903
  Gain (loss) on sale of proved properties                 (75)                -                39              (14)
  Other revenues                                           703                69             1,026              271
                                                      --------          --------          --------         --------
Total operating revenues                                19,903            16,714            49,918           56,160
                                                      --------          --------          --------         --------

Operating expenses:
  Oil and gas production                                 5,181             4,463            13,135           12,579
  Depletion, depreciation and amortization               5,312             5,627            15,995           17,507
  Impairment of proved properties                          116             6,772               363            8,217
  Exploration                                            1,497             2,924             4,439            9,397
  Abandonment and impairment of unproved properties      1,443             2,462             2,243            3,077
  General and administrative                             1,763             1,245             5,401            5,669
  Writedown of Russian convertible receivable                -             4,553                 -            4,553
  Loss in equity investees                                   -                41                58              612
  Minority interest and other                              548                13               886              105
                                                      --------          --------          --------         --------
     Total operating expenses                           15,860            28,100            42,520           61,716
                                                      --------          --------          --------         --------
Income (loss) from operations                            4,043           (11,386)            7,398           (5,556)

Nonoperating income and (expense):
  Interest income                                          148                50               786              576
  Interest expense                                        (344)             (375)             (860)          (1,129)
                                                      --------          --------          --------         --------
Income (loss) before income taxes                        3,847           (11,711)            7,324           (6,109)
Income tax expense (benefit)                             1,354            (3,984)            2,515           (2,088)
                                                      --------          --------          --------         --------
Income (loss) from continuing operations                 2,493            (7,727)            4,809           (4,021)
Gain on sale of discontinued operations, net of taxes        -                 -                 -               34
                                                      --------          --------          --------         --------
Net income (loss)                                     $  2,493          $ (7,727)         $  4,809         $ (3,987)
                                                      ========          ========          ========         ========
Basic earnings per common share:
  Income (loss) from continuing operations            $    .22          $   (.71)         $    .44         $   (.37)
  Gain on sale of discontinued operations                    -                 -                 -                 -
                                                      --------          --------          --------         ---------
Basic net income (loss) per common share              $    .22          $   (.71)         $    .44         $    (.37)
                                                      ========          ========          ========         =========
Diluted earnings per common share:
  Income (loss) from continuing operations            $    .22          $   (.71)         $    .44         $    (.37)
  Gain on sale of discontinued operations                    -                 -                 -                 -
                                                      --------          --------          --------         ---------
Diluted net income (loss) per common share            $    .22          $   (.71)         $    .44         $    (.37)
                                                      ========          ========          ========         =========

Basic weighted average common shares outstanding        11,097            10,937            10,953            10,968
                                                      ========          ========          ========         =========
Diluted weighted average common shares outstanding      11,228            10,937            10,999            10,968
                                                      ========          ========          ========         =========

Cash dividend declared per share                      $   0.05          $   0.05          $   0.15         $    0.15
                                                      ========          ========          ========         =========

                    The accompanying notes are an integral part of these consolidated financial statements.

               ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (In thousands)

                                                                                For the Nine Months Ended
                                                                                       September 30,
                                                                                -------------------------
                                                                                    1999          1998
                                                                                -----------   -----------
Reconciliation of net income to net cash provided by operating activities:
       Net income                                                               $     4,809   $   (3,987)
       Adjustments to reconcile net income to net
           cash provided by operating activities:
         Writedown of Russian convertible receivable                                      -        4,553
         (Gain) loss on sale of proved properties                                       (39)          14
         Depletion, depreciation and amortization                                    15,995       17,507
         Impairment of proved properties                                                363        8,217
         Exploration                                                                    499        4,510
         Abandonment and impairment of unproved properties                            2,243        3,077
         Loss in equity investees                                                        58          612
         Deferred income taxes                                                        1,983       (2,094)
         Other                                                                         (604)         256
                                                                                -----------   ----------
                                                                                     25,307       32,665
            Changes in current assets and liabilities:
         Accounts receivable                                                          3,802        5,882
         Prepaid expenses and other                                                   3,141       (1,419)
         Accounts payable and accrued expenses                                       (5,926)        (663)
         Stock appreciation rights                                                      (86)           7
                                                                                -----------   ----------
       Net cash provided by operating activities                                     26,238       36,472
                                                                                -----------   ----------
       Cash flows from investing activities:
         Proceeds from sale of oil and gas properties                                   725           75
         Capital expenditures                                                       (29,471)     (43,294)
         Acquisition of oil and gas properties                                       (4,163)      (2,132)
         Sale of Russian joint venture                                                    -           75
         Sale of Chelsea Corporation                                                  2,066            -
         Investment in and loans to Summo Minerals Corporation                         (220)        (703)
         Collections on loan to Summo Minerals Corporation                            2,096            -
         Receipts from restricted cash                                                  720            -
         Investment in Nance Petroleum Corporation                                      684            -
         Other                                                                         (348)        (560)
                                                                                -----------   ----------
       Net cash used in investing activities                                        (27,911)     (46,539)
                                                                                -----------   ----------
       Cash flows from financing activities:
         Proceeds from long-term debt                                                24,550       40,996
         Repayment of long-term debt                                                (22,337)     (30,987)
         Proceeds from sale of common stock                                             190          173
         Repurchase of common stock                                                    (525)      (2,470)
         Dividends paid                                                              (1,639)      (1,648)
         Other                                                                          207            -
                                                                                -----------   ----------
       Net cash provided by financing activities                                        446        6,064
                                                                                -----------   ----------
       Net decrease in cash and cash equivalents                                     (1,227)      (4,003)
       Cash and cash equivalents at beginning of period                               7,821        7,112
                                                                                -----------   ----------
       Cash and cash equivalents at end of period                                   $ 6,594      $ 3,109
                                                                                ===========   ==========

                    The accompanying notes are an integral part of these consolidated financial statements.

               ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (Continued)

Supplemental   schedule  of  additional   cash  flow   information  and  noncash
activities:

                                                                                For the Nine Months Ended
                                                                                       September 30,
                                                                                -------------------------
                                                                                    1999         1998
                                                                                -----------   -----------
                                                                                     (In thousands)
Cash paid for interest                                                          $       844   $     1,077

Cash paid for income taxes                                                              300           490

Cash paid for exploration expenses                                                    4,938         9,231


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

              ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


                               September 30, 1999


Note 1 - Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K/A-3 of St. Mary Land & Exploration Company and Subsidiaries (the "Company") for the year ended December 31, 1998. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

         The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in Form 10-K/A-3 for the year ended December 31, 1998. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Form 10-K/A-3

     In September 1999 the Company used full consolidation with minority interest to reflect the activities of Box Church Gas Gathering, LLC and Roswell, LLC. Minority interest is the ownership portion of these two entities held by parties other than the Company.

Note 2 - Investments

     In June 1999 the Company participated in a financing package arrangement with Summo Minerals Corporation ("Summo") and Resource Capital Fund L.P. ("RCF"). The Company received $2,096,000 cash and 17,500,000 Summo warrants in exchange for reducing Summo's note receivable to $1,400,000 and transferring 4,962,047 Summo common shares to RCF. The loan is secured by Summo's interest in the Lisbon Valley Project and bears interest at LIBOR plus 2.5%. The warrants have an exercise price of CDN$0.12 per share, are fully vested and expire on June 25, 2004. No value has been assigned to the warrants in the financial statements. The remaining 4,962,046 shares of Summo common stock that the Company still owns have a recorded cost basis of zero due to the impairment writedown in the fourth quarter of 1998. Management believes that note receivable is realizable. The Company continuously analyzes its net investment in Summo and the effect of persistent depressed copper prices and increased worldwide copper inventory levels on Summo's stock price.

         The transfer of Summo common shares to RCF reduced the Company's ownership percentage from 37% to 18%. Consequently, the accounting for this investment was changed from the equity method to the cost method in June 1999. The Company recorded $58,000 of equity in Summo's losses in 1999 through the transaction date under the equity method. Under the cost method the Company will record unrealized gains or losses resulting from the fluctuation in the market price of Summo's common stock as a component of comprehensive income within the consolidated statements of stockholders' equity. Unrealized losses can only be recorded to the extent of the Company's investment, which includes the note receivable from Summo as well as the Summo common shares and warrants owned. As a result of changing to the cost method for the investment in Summo, the Company recorded an unrealized gain of $195,000 in June 1999. The unrealized gain as of September 30, 1999 was $218,000. This represents the difference in trading value of the Company's ownership in Summo common stock and the recorded basis of the common stock.

         The June 1999 financing package also resulted in the termination of the May 1997 agreement which was discussed in the Company's Annual Report on Form 10-K/A-3 for the year ended December 31, 1998.

         In June 1999 the Company completed the purchase of Nance Petroleum Corporation ("Nance") and Quanterra Alpha Limited Partnership for 259,494 shares of the Company's common stock valued at $3,091,000 together with the assumption of $3,189,000 of Nance debt. The acquisition included the 26% of Panterra Petroleum the Company did not previously own as well as certain other properties. The properties acquired are located in the Williston Basin of Montana and North Dakota. The acquisition was accounted for as a purchase.

         In July 1999 the Company signed an agreement to acquire King Ranch Energy, Inc. ("KRE") in a merger in which the Company will issue 2,666,252 common shares in exchange for all of the outstanding shares of KRE. The agreement is subject to approval by shareholders of both the Company and KRE.

         In August 1999 the Company sold Chelsea Corporation ("Chelsea"), the subsidiary that held the Company's common stock investment in Khanty Mansiysk Oil Corporation ("KMOC"). The Company received proceeds of $2,019,000 net of transaction costs of $119,000, resulting in a gain of $150,000. The KMOC common stock was Chelsea's only asset. The Company still holds the convertible receivable from KMOC that is recorded at its minimum conversion value of $5,110,000.

Note 3 - Capital Stock

         In August 1998 the Company's Board of Directors approved a stock repurchase program whereby the Company may purchase from time to time, in open market purchases or negotiated sales, up to one million shares of its common stock. During the first quarter of 1999 the Company repurchased 35,000 shares of its common stock under the program at a weighted average price of $15.00 per share, bringing the total number of shares repurchased under the program to 182,800 at a weighted-average price of $16.38 per share. Management anticipates that additional purchases of shares by the Company may occur as market conditions warrant. Such purchases would be funded with internal cash flow and borrowings under the Company's credit facility.

Note 4 - Income Taxes

         Federal income tax expense for 1999 and 1998 differ from the amounts that would be provided by applying the statutory U.S. Federal income tax rate to income before income taxes primarily due to Section 29 credits, percentage depletion, and the effect of state income taxes.

Note 5 - Earnings Per Share

         Basic net income per share of common stock is calculated by dividing net income by the weighted average of common shares outstanding during each period. Diluted net income per common share of stock is calculated by dividing net income by the weighted average of outstanding common shares and other dilutive securities. Dilutive securities of the Company consist entirely of outstanding options to purchase the Company's common stock. The outstanding dilutive securities for the three-month period ended September 30, 1999 were 131,317, and the outstanding dilutive securities for the nine-month period ended September 30, 1999 were 46,817. Because the Company had a loss from continuing operations for the three-month and nine-month periods ended September 30, 1998, the outstanding options were antidilutive and were therefore not included in the earnings per share calculations for these periods. All net income of the Company is available to common stockholders. Basic and diluted net income per share for the three months ended September 30, 1999 was $0.22. Basic and diluted net income per share for the nine months ended September 30, 1999 was $0.44.

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

         The Company's objective is to build value per share by focusing its resources within selected basins in the United States where management believes established acreage positions, long-standing industry relationships and specialized geotechnical and engineering expertise provide a significant competitive advantage. The Company's ongoing development and exploration programs are complemented by less predictable opportunities to acquire producing properties having significant exploitation potential, to monetize assets at a premium, and to repurchase shares of its common stock at attractive values.

         Internal exploration, drilling and production personnel conduct the Company's activities in the Mid-Continent and ArkLaTex regions and in south Louisiana. Prior to June 1, 1999, activities in the Williston Basin were conducted through Panterra Petroleum ("Panterra"), a general partnership managed by Nance Petroleum Corporation ("Nance"). The Company owned a 74% interest in Panterra and Nance owned the remaining 26%. On June 1, 1999, the Company closed on the acquisition of Nance, and all of the Company's activities in the Williston Basin are now conducted through Nance as a wholly owned subsidiary of the Company. Activities in the Permian Basin are primarily contracted through an oil and gas property management company with extensive experience in the basin.

         The Company's presence in south Louisiana includes active management of its fee lands from which significant royalty income is derived. St. Mary has encouraged development drilling by its lessees, facilitated the origination of new prospects on acreage not held by production and stimulated exploration interest in deeper, untested horizons. The Company's discovery on its fee lands at South Horseshoe Bayou in early 1997 and the successful confirmation well in early 1998 proved that significant accumulations of gas are sourced and trapped at depths below 16,000 feet. In August 1998 one of the wells in the South Horseshoe Bayou project experienced shut-in production due to mechanical problems. These mechanical problems and premature water encroachment caused the Company to reduce the project's proved reserves by 38.8 BCFE. Drilling began in an untested fault block to the north of the existing production at South Horseshoe Bayou in the third quarter of 1999.

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

         The results of operations include several property acquisitions made during recent years and their subsequent further development by the Company. In 1996, 1997 and 1998 the Company purchased a series of interests totaling $15.8 million that formed a new core area of focus in the Permian Basin of New Mexico and west Texas. In late 1998 St. Mary, through Panterra, acquired the interests of Texaco, Inc. in several fields in the Williston Basin for $2.1 million. In 1997 the Company acquired an 85% working interest in certain Louisiana properties of Henry Production Company for $3.9 million, and the remaining 15% working interest in these properties was acquired in the first quarter of 1999. Through the first three quarters of 1999, St. Mary has acquired additional interests in the West Cameron Block 39 property located offshore Louisiana and in various other properties in Louisiana and Oklahoma totaling $3.8 million.

         In the second quarter of 1999, the Company acquired Nance and Quanterra Alpha Limited Partnership for 259,494 shares of St. Mary common stock valued at $3.1 million and the assumption of $3.2 million in debt. The acquisition was accounted for as a purchase. This acquisition included Nance's 26% interest in Panterra that the Company did not previously own.

         In July 1999, the Company entered into an agreement to acquire King Ranch Energy, Inc. ("KRE") in a merger that will be accounted for as a purchase. The Company will issue 2,666,252 shares of its common stock to shareholders of KRE and KRE will become a wholly owned subsidiary of St. Mary upon consummation of the agreement. KRE's properties are located primarily in the Gulf of Mexico and the onshore Gulf Coast. KRE's 1998 production was 48.8 MMCF equivalent per day. KRE's reported reserves at December 31, 1998, plus an acquisition made early in 1999, were 64.7 BCF equivalent and 82% natural gas. The Company has incurred costs of $403,000 related to its acquisition of KRE. The merger agreement, which has been unanimously approved by the Boards of Directors of both companies, is subject to obtaining a favorable vote of the shareholders of St. Mary and KRE.

         The Company reviews its producing properties for impairments when events or changes in circumstance indicate that an impairment in value may have occurred. The impairment test compares the expected undiscounted future net revenues on a field-by-field basis with the related net capitalized costs at the end of each period. When the net capitalized costs exceed the undiscounted future net revenues, the cost of the property is written down to "fair value", which is determined using future net revenues discounted at 15% for the producing property. Future net revenues are estimated using escalated prices and include the estimated effects of the Company's hedging contracts in place at December 31, 1998. Probable reserves are risk-adjusted to recognize their lower likelihood of occurrence. Through June 30, 1999, all proved reserve categories at their full estimated value and probable reserves risk-adjusted downward to 15% of their estimated value were used in the impairment test and for engineering in evaluating the Company's property acquisitions. Beginning in the third quarter 1999 probable reserve volumes are risk-adjusted by 50% before applying pricing and cost assumptions to determine future net cash flows. This calculation may not reflect engineering used by the Company in evaluating property acquisitions.

         The Company pursues opportunities to monetize selected assets at a premium and as part of its continuing strategy to focus and rationalize its operations. In December 1998 St. Mary sold a package of non-strategic properties in Oklahoma to ONEOK Resources Company for $22.2 million and sold its remaining minor interests in Canada for $1.2 million, realizing a combined pre-tax gain of $7.7 million.

         St. Mary has one principal equity investment, Summo Minerals Corporation ("Summo"). In the second quarter of 1999, the Company's ownership in Summo was reduced from 37% to 18%, and the Company now uses the cost method to account for this investment. Prior to this reduction in ownership, the Company accounted for its investment in Summo under the equity method and included its share of the income or loss from this entity in its consolidated results of operations. The Company recorded $58,000 of equity in Summo's losses in 1999 through the date of the ownership reduction.

         In June 1998 the Company's stockholders approved an increase in the number of authorized shares of the Company's common stock from 15,000,000 to 50,000,000 shares.

         In August 1998 the Company's Board of Directors authorized a stock repurchase program whereby St. Mary may purchase from time-to-time, in open market transactions or negotiated sales, up to 1,000,000 of its own common shares. The Company has repurchased a total of 182,800 shares of common stock under this plan through the third quarter of 1999.

         In September 1999 the Company used full consolidation with minority interest to reflect the activities of Box Church Gathering, LLC and Roswell, LLC. Minority interest is the ownership portion of these two entities held by parties other than the Company.

         The Company seeks to protect its rate of return on acquisitions of producing properties by hedging up to the first 24 months of an acquisition's production at prices approximately equal to those used in the Company's acquisition evaluation and pricing model. The Company also periodically uses hedging contracts to hedge or otherwise reduce the impact of oil and gas price fluctuations on production from each of its core operating areas. The Company's strategy is to ensure certain minimum levels of operating cash flow and to take advantage of windows of favorable commodity prices. The Company generally limits its aggregate hedge position to no more than 50% of its total production. The Company seeks to minimize basis risk and indexes the majority of its oil hedges to NYMEX prices and the majority of its gas hedges to various regional index prices associated with pipelines in proximity to the Company's areas of gas production. The Company has hedged approximately 24% of its remaining estimated 1999 gas production at an average fixed price of $2.10 per MMBtu, and 32% of its remaining estimated 1999 oil production at an average fixed price of $17.62 per Bbl, approximately 16% of its estimated 2000 gas production at an average fixed price of $2.46 per MMBtu and 19% of its estimated 2000 oil production at an average fixed price of $18.58 per Bbl and less than 1% of its estimated 2001 gas and oil production at average fixed prices of $2.46 and $15.76, respectively. The Company has also purchased options resulting in price collars on approximately 23% of the Company's remaining estimated 1999 gas production with price ceilings between $2.90 and $3.00 per MMBtu and price floors between $2.00 and $2.30 per MMBtu and price collars on approximately 21% of its remaining estimated 1999 oil production with price floors between $15.00 and $16.70 and price ceilings between $16.85 and $20.90. In 2000 the Company has price collars on approximately 22% of its estimated gas production with price ceilings between $2.50 and $2.94 and price floors between $2.00 and $2.30 and approximately 18% of its estimated oil production with price floors between $15.00 and $18.00 and price ceilings between $17.75 and $21.00. In 2001 the Company has price collars on approximately 23% of its estimated gas production with price ceilings between $2.82 and $2.94 and price floors between $2.30 and $2.35. In 2001 the Company also has price collars on approximately 9% of its estimated oil production with a price floor of $16.44 and price ceilings between $20.64 and $20.65.

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

Results of Operations

         The following table sets forth selected operating data for the periods indicated:

                                                     Three Months                      Nine Months
                                                 Ended September 30,                Ended September 30,
                                              ---------------------------       ----------------------------
                                                 1999           1998                1999           1998
                                              ------------   ------------       -------------   ------------
                                                             (In thousands, except BOE data)
Oil and gas production
 Revenues:
    Working interests                            $ 18,504       $ 14,754           $  46,563       $ 49,626
    Louisiana royalties                               771          1,891               2,290          6,277
                                              ============   ============       =============   ============
        Total                                    $ 19,275       $ 16,645           $  48,853       $ 55,903
                                              ============   ============       =============   ============

Net production:
   Oil (MBbls)                                        378            302                 974            994
   Gas (MMcf)                                       5,503          6,280              16,247         19,894
                                              ============   ============       =============   ============
   MBOE                                             1,295          1,349               3,682          4,310
                                              ============   ============       =============   ============

Average sales price (1):
   Oil (per Bbl)                                 $  17.43       $  11.97            $  15.07       $  13.51
   Gas (per                                          2.30           2.07                2.10           2.14
Mcf)

Oil and gas production costs:
   Lease operating expense                       $  3,668       $  3,498            $  9,643       $  9,458
   Production taxes                                 1,513            965               3,492          3,121
                                              ============   ============       =============   ============
      Total                                      $  5,181       $  4,463           $  13,135       $ 12,579
                                              ============   ============       =============   ============

Additional per BOE data:
   Sales price                                   $  14.88       $  12.34            $  13.27       $  12.97
   Lease operating expense                           2.83           2.59                2.62           2.19
   Production taxes                                  1.17            .72                 .95            .72
                                              ------------   ------------       -------------   ------------
      Operating margin                           $  10.88       $   9.03            $   9.70       $  10.06
   Depreciation, depletion and
      amortization                               $   4.10       $   4.17            $   4.34       $   4.06
   Impairment of proved
      properties                                      .09           5.02                 .10           1.91
   General and administrative                        1.37            .92                1.47           1.32

(1)      Includes the effects of the Company's hedging activities.

         Oil and Gas Production Revenues. Oil and gas production revenues increased $2.7 million, or 16% to $19.3 million for the third quarter of 1999 from $16.6 million in 1998. Oil production volumes increased 25% and gas production volumes decreased 12% for the third quarter of 1999 compared with 1998. Average net daily production declined to 14.1 MBOE for the third quarter of 1999 compared with 14.7 MBOE in 1998. The decline resulted from the significant loss of production at the South Horseshoe Bayou Field in 1998 and 1999 and the sale of certain Oklahoma properties in December 1998. The average realized oil price for the third quarter of 1999 increased 46% to $17.43 per Bbl, while average realized gas prices increased 11% to $2.30 per Mcf, from their respective 1998 levels.

         Oil and gas production revenue decreased $7.0 million or 13% to $48.9 million for the nine months ended September 30, 1999 from $55.9 million in 1998. Oil production volumes decreased 2% and gas production volumes decreased 18% for the nine months ended September 30, 1999 compared with 1998. Average net daily production was 13.5 MBOE for the nine months ended September 30, 1999 compared with 15.8 MBOE in 1998. The production decrease resulted from the significant loss of production at the South Horseshoe Bayou Field in 1998 and 1999 and the sale of certain Oklahoma properties that occurred in late 1998. The average oil price for the nine months ended September 30, 1999 increased 12% to $15.07 per Bbl, and gas prices decreased 2% to $2.10 per Mcf, from their respective 1998 levels.

         The Company hedged approximately 45% of its oil production for the third quarter of 1999 or 170 MBbls at an average NYMEX price of $16.15 and realized a $643,000 decrease in oil revenue or $1.70 per Bbl on these contracts. The Company did not hedge any of its oil production during the third quarter of 1998. The Company also hedged 53% of its 1999 third quarter gas production or
3.2 million MMBtu at an average indexed price of $2.18 and realized a $1.2 million decrease in gas revenues or $.22 per Mcf from these hedge contracts compared with a $674,000 increase in gas revenues or $.10 per Mcf in 1998.

         Oil and Gas Production Costs. Oil and gas production costs consist of lease operating expense and production taxes. Total production costs increased $718,000 or 16% to $5.2 million for the third quarter of 1999 from $4.5 million in 1998. Total oil and gas production costs per BOE increased 21% to $4.00 for the third quarter of 1999 from $3.31 in 1998 due to increased workover costs, reduction in production volumes at South Horseshoe Bayou, increased production taxes from higher cost oil production and the December 1998 sale of producing properties in Oklahoma with lower production costs per BOE.

         Total production costs increased $556,000 or 4% to $13.1 million for the nine months ended September 30, 1999 from $12.6 million in 1998. Total oil and gas production costs per BOE increased 22% to $3.57 in the first nine months of 1999 from $2.91 in 1998 due to increased workover costs, reduction in production volumes at South Horseshoe Bayou and the December 1998 sale of producing properties in Oklahoma with lower production costs per BOE.

         Depreciation, Depletion, Amortization and Impairment. Depreciation, depletion and amortization expense ("DD&A") decreased $315,000 or 6% to $5.3 million for the third quarter of 1999 from $5.6 million in 1998. DD&A expense per BOE decreased 2% to $4.10 in the third quarter of 1999 from $4.17 in 1998. This decrease is due to the reduction in volumes produced at South Horseshoe Bayou and the December 1998 sale of producing properties in Oklahoma with lower DD&A expense per BOE. The Company recorded a $116,000 impairment of proved oil and gas properties in New Mexico and Oklahoma for the third quarter of 1999 compared with $6.8 million in 1998. This decrease was due to marginal wells drilled in Oklahoma and Louisiana in 1998, the adverse effects of low oil prices in the Williston Basin in 1998 and the Company's unsuccessful 1998 deep test at its Atchafalaya Bay prospect.

         DD&A decreased $1.5 million or 9% to $16.0 million for the nine months ended September 30, 1999 from $17.5 million in 1998. DD&A expense per BOE increased 7% to $4.34 in the nine months ended September 30, 1999 from $4.06 in 1998. This increase is due to the reduction in volumes produced at South Horseshoe Bayou, decreased royalty production from the Fee Lands, the effect of continued low prices on the Company's oil and gas reserves in the first quarter of 1999, and the December 1998 sale of producing properties in Oklahoma with lower DD&A expense per BOE. The Company recorded $363,000 of impairments of proved oil and gas properties for the nine months ended September 30, 1999 mostly due to an unsuccessful recompletion attempt in the Greensburg prospect in Louisiana compared with $8.2 million in 1998. This decrease was also due to marginal wells drilled in Oklahoma and Louisiana in 1998, the adverse effects of low oil prices in the Williston Basin in 1998 and the Company's unsuccessful 1998 deep test at its Atchafalaya Bay prospect.

         Abandonment and impairment of unproved properties decreased $1.1 million or 41% to $1.4 million for the third quarter of 1999 from $2.5 million in 1998 due to a decrease in abandonment of expired leases in 1999.

         Abandonment and impairment of unproved properties decreased $834,000 or 27% to $2.2 million for the nine months ended September 30, 1999 from $3.1 million in 1998 due to a decrease in abandonment of expired leases in 1999.

     Exploration. Exploration expense decreased $1.4 million or 49% to $1.5 million for the third quarter of 1999 from $2.9 million in 1998. The decrease results from improved exploratory drilling results in 1999.

         Exploration expense decreased $5.0 million or 53% to $4.4 million for the nine months ended September 30, 1999 from $9.4 million in 1998. The decrease results from nonrecurring delay rental payments for the Atchafalaya project in 1998 and improved exploratory drilling results in 1999.

         General and Administrative. General and administrative expenses increased $518,000 or 42% to $1.8 million in the third quarter of 1999 from $1.2 million in 1998. This increase was due to an increase in compensation expense and a reduction in overhead reimbursements from outside interest owners in properties operated by the Company.

         General and administrative expenses decreased $268,000 or 5% to $5.4 million for the nine months ended September 30, 1999 from $5.7 million in 1998. Compensation expense decreased $924,000 due to a decrease in bonus expense in 1999. This decrease in compensation expense was partially offset by a $581,000 reduction in overhead reimbursements from outside interest owners in properties operated by the Company.

         Minority Interest and Other Operating Expenses. Other operating expenses consist of minority interest and legal expenses in connection with ongoing oil and gas activities. This expense increased $535,000 to $548,000 for the third quarter of 1999 from $13,000 in 1998. This increase was due to increased activity in the pending litigation that seeks to recover damages from the drilling contractor in connection with the St. Mary Land & Exploration No. 1 well at South Horseshoe Bayou and a $259,000 adjustment for minority interest.

         Other operating expenses increased $781,000 to $886,000 for the nine months ended September 30, 1999 from $105,000 in 1998. This increase was due to increased activity in the pending litigation that seeks to recover damages from the drilling contractor in connection with the St. Mary Land & Exploration No. 1 well at South Horseshoe Bayou and a $259,000 adjustment for minority interest.

         Equity in Loss of Summo Minerals Corporation. The Company accounted for its investment in Summo under the equity method and included its share of Summo's losses in its results of operations until the Company's ownership was reduced to 18% in June 1999. Consequently, the Company now accounts for its investment in Summo under the cost method. The Company did not record equity in the net loss of Summo for the third quarter of 1999 compared with a loss of $41,000 in 1998. This decrease was due to the change to the cost method.

         The Company recorded equity in the net loss of Summo of $58,000 for the nine months ended September 30, 1999 compared with $612,000 in 1998. This decrease was due to Summo's write-off of its investment in its Cashin and Champion properties in the second quarter of 1998 and the change to the investment method.

         Non-Operating Income and Expense. Net non-operating expense decreased $129,000 to $196,000 in the third quarter of 1999 from $325,000 in 1998 due to decreased long-term debt during 1999 compared to 1998 and recognition of interest income from loans made to Summo.

         Net non-operating expense decreased $479,000 to $74,000 for the nine months ended September 30, 1999 from $553,000 in 1998 due to decreased long-term debt during 1999 compared to 1998 and recognition of interest income from loans made to Summo.

         Income Taxes. Income tax expense totaled $1.4 million in the third quarter of 1999 compared with an income tax benefit of $4.0 million in 1998, resulting in effective tax rates of 35.2% and 34%, respectively. The increased expense reflects higher net income from operations before income taxes for 1999 resulting from increased oil and gas prices. The increased rate reflects a lower impact on higher net income from Section 29 credits and percentage depletion in 1999.

         Income tax expense was $2.5 million for the nine months ended September 30, 1999 compared with an income tax benefit of $2.1 million in 1998, resulting in effective tax rates of 34.3% and 34.2%, respectively. The increased expense reflects higher net income from operations before income taxes for 1999 resulting from higher oil and gas prices. The rates reflect the offsetting impact of Section 29 credits and percentage depletion in 1999 for the net income and the 1998 net loss amounts reported.

         Net Income. Net income for the third quarter of 1999 increased $10.2 million or 132% to $2.5 million compared with a net loss of $7.7 million in 1998. A 16% increase in oil and gas revenues caused by increases in oil and gas prices combined with a $1.4 million decrease in exploration expense, a $6.6 million decrease in proved property impairments and the $4.6 million 1998 write-down of the Russian convertible receivable were offset by a $5.3 million increase in income tax expense.

         Net income for the nine months ended September 30, 1999 increased $8.8 million or 221% to $4.8 million compared with a net loss of $4.0 million in 1998. A 13% decrease in oil and gas revenues caused by a reduction in produced volumes and the $4.6 million 1998 writedown of the Russian convertible receivable were partially offset by a $10.2 million decrease in DD&A and impairment of proved and unproved properties and a $5.0 million decrease in exploration expense.

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

         Cash Flow. The Company's net cash provided by operating activities decreased $10.3 million or 28% to $26.2 million for the nine months ended September 30, 1999 compared with $36.5 million in 1998. Revenues decreased by $7.0 million due to decreased production at South Horseshoe Bayou and decreased production in Oklahoma from the sale of producing properties. Additionally, adjustments for non-cash expenses decreased due to lower DD&A of $1.5 million, impairment of proved properties of $7.9 million, a decrease in accounts receivable of $2.0 million along with an increase in deferred income taxes of $4.1 million.

         Exploratory dry hole costs are included in cash flows from investing activities even though these costs are expensed as incurred. If exploratory dry hole costs had been included in operating cash flows, the net cash provided by operating activities would have been $25.7 million and $32.0 million in 1999 and 1998, respectively.

         Net cash used in investing activities decreased $18.6 million or 40% to $27.9 million for the nine months ended September 30, 1999 compared with $46.5 million in 1998. The decrease is due to a $13.6 million decrease in capital expenditures, a $1.3 million increase resulting from acquisitions, a $2.0 million increase from the sale of Chelsea Corporation and a $2.6 million decrease resulting from the reduction of the Company's investment in Summo in the first half of 1999. Total capital expenditures, including acquisitions of oil and gas properties, in the first nine months of 1999 decreased $11.8 million or 26% to $33.6 million compared with $45.4 million in the same period of 1998.

         If exploratory dry hole costs had been included in operating cash flows rather than in investing cash flows, net cash used in investing activities would have been $27.4 million and $42.0 million in 1999 and 1998, respectively.

         A portion of the proceeds from sales of oil and gas properties in 1998 was applied to acquisitions of oil and gas properties in 1999 under tax-free exchanges. In a tax-free exchange of properties the tax basis of the sold property carries over to the acquired property for tax purposes. Gains or losses for tax purposes are recognized by amortization of the lower tax basis of the property throughout its remaining life or when the acquired property is sold or abandoned.

         Net cash provided by financing activities decreased $5.6 million or 93% to $446,000 for the nine months ended September 30, 1999 compared with $6.1 million in 1998. The decrease was due to a reduction of long-term debt in 1999 compared with an increase in long-term debt in 1998.

         The Company had $6.6 million in cash and cash equivalents and had working capital of $11.6 million as of September 30, 1999 compared with $7.8 million in cash and cash equivalents and working capital of $9.8 million as of December 31, 1998. The reduction in cash and cash equivalents is the result of capital expenditures.

         Credit Facility. On June 30, 1998, the Company entered into a long-term revolving credit agreement with a maximum loan amount of $200.0 million. The lender may periodically re-determine the aggregate borrowing base depending upon the value of the Company's oil and gas properties and other assets. In May 1999 the borrowing base was reduced $25.0 million by the lender to $80.0 million as a result of reduced reserve pricing and the write-down of South Horseshoe Bayou reserves. The accepted borrowing base was $40.0 million at September 30, 1999. The credit agreement has a maturity date of December 31, 2005, and includes a revolving period that matures on December 31, 2000. The Company can elect to allocate up to 50% of available borrowings to a short-term tranche due in 364 days. The Company must comply with certain covenants including maintenance of stockholders' equity at a specified level and limitations on additional indebtedness. As of September 30, 1999, and December 31, 1998, $25.0 million and $10.5 million, respectively, was outstanding under this credit agreement. These outstanding balances accrue interest at rates determined by the Company's debt to total capitalization ratio. During the revolving period of the loan, loan balances accrue interest at the Company's option of either (a) the higher of the Federal Funds Rate plus 1/2% or the prime rate, or (b) LIBOR plus 1/2% when the Company's debt to total capitalization is less than 30%, up to a maximum of either (a) the higher of the Federal Funds Rate plus 5/8% or the prime rate plus 1/8%, or (b) LIBOR plus 1-1/4% when the Company's debt to total capitalization is equal to or greater than 50%.

         Panterra, in which the Company had a 74% general partnership interest, maintained a separate credit facility with a $21.0 million borrowing base as of December 31, 1998. Outstanding borrowings under this separate credit facility were $12.0 million as of December 31, 1998. St. Mary's portion of the December 31, 1998 outstanding balance was $8.9 million. The Company used its primary credit facility to retire the balance due on the Nance credit facility.

         Common Stock. In June 1998 the Company's stockholders approved an increase in the number of authorized shares of the Company's common stock from 15,000,000 to 50,000,000 shares.

         In August 1998 the Company's Board of Directors authorized a stock repurchase program whereby St. Mary may purchase from time-to-time, in open market transactions or negotiated sales, up to 1,000,000 of its common shares. During 1998 the Company repurchased a total of 147,800 shares of its common stock under the program for $2.5 million at a weighted-average price of $16.71 per share. The Company repurchased 35,000 additional shares for $15.00 per share during the first nine months of 1999. Management anticipates that additional purchases of shares by the Company may occur as market conditions warrant. Such purchases will be funded with internal cash flow and borrowings under the Company's credit facility.

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

         The Company anticipates incurring approximately $95.0 million for capital and exploration expenditures in 1999 with $33.0 million allocated for ongoing exploration and development in its core operating areas, $10.0 million for large-target, higher-risk exploration and development projects, and $52.0 million for acquisitions of producing properties. These anticipated expenditures include the acquisition of Nance through the issuance of St. Mary common stock and the assumption of Nance debt. These numbers also assume that the KRE acquisition closes during 1999 through the issuance of St. Mary common stock.

         Anticipated ongoing exploration and development expenditures for each of the Company's core areas include $16.0 million in the Mid-Continent region, $6.5 million in the ArkLaTex region, $4.5 million in the Williston Basin and $6.0 million allocated within the Permian Basin and south Louisiana regions.

         The results of operations also include the results of the Company's large-target exploration ideas. During the first half of 1999 two confirmed wells were drilled at the West Cameron Block 39 project. The Company has several prospects in its pipeline of large-target exploration ideas. Drilling was completed at the Stallion project in July 1999. The well began producing into permanent facilities in October 1999 at a rate of 9.8 MMcf per day. The Company has spud two additional significant tests in the third quarter of 1999 at its South Horseshoe Bayou and North Parcperdue projects in south Louisiana.

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

         The Company continuously evaluates opportunities in the marketplace for oil and gas properties and, accordingly, may be a buyer or a seller of properties at various times. St. Mary will continue to emphasize smaller niche acquisitions utilizing the Company's technical expertise, financial flexibility and structuring experience. In addition, the Company is also actively seeking larger acquisitions of assets or companies that would afford opportunities to expand the Company's existing core areas, to acquire additional geoscientists or to gain a significant acreage and production foothold in a new basin within the United States. The acquisition of KRE, which is anticipated to close in the fourth quarter of 1999, is an example of this strategy.

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

         In June 1999, the Company participated in a financing package arrangement with Summo Minerals Corporation ("Summo") and Resource Capital Fund L.P. ("RCF"). This package resulted in the Company receiving $2.1 million in exchange for reducing Summo's note receivable to $1.4 million and transferring
4.96 million Summo shares to RCF. Also as part of the arrangement, the Company was granted 17.5 million warrants to purchase Summo common stock with an exercise price of CDN$0.12 per share that are fully vested and expire on June 25, 2004. No value has been assigned to the warrants in the financial statements. The proceeds received from RCF were applied to the outstanding principle balance of the Summo note receivable and to accrued interest resulting in a remaining net book value of $1,589,000, which management believes is realizable. The loan is secured by Summo's interest in the Lisbon Valley Project and bears interest at LIBOR plus 2.5%. The Company continuously analyzes its net investment in Summo and the effect of persistent depressed copper prices and increased worldwide copper inventory levels on Summo's stock price.

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

         The Company completed phases i) and ii) of its plan by August 1998, and has identified the systems requiring repair or replacement in order to be Year 2000 compliant. This review and assessment was completed using outside consultants as well as Company personnel. The Company determined that of its major systems, the software it uses for reservoir engineering, its telephone system, a significant number of the personal computers used by Company personnel and the computer system used by Panterra had to be updated or replaced.

         Phase iii) of the Company's plan of repair and replacement of non-Year 2000 compliant systems is 100% complete. The telephone system and personal computers have been replaced with Year 2000 compliant hardware and software as part of the Company's ongoing upgrade program. The Company implemented a Year 2000 compliant release of the reservoir engineering system in the third quarter of 1999. In the fourth quarter of 1998 Panterra licensed a Year 2000 compliant system and converted to the new system in January 1999. Nance is now using that system. The systems that have been either upgraded or replaced have been tested to confirm their Year 2000 compliance. Testing of the Company's primary accounting, lease records and production accounting system was performed during the second quarter of 1999 as planned and confirmed the system to be Year 2000 compliant. The Company presently believes that other less significant IT and non-IT systems can be upgraded to mitigate any Year 2000 issues with modifications to existing software or conversions to new systems. Modifications or conversions to new systems for the less significant systems, if not completed timely, would have neither a material impact on the operations of the Company nor on its results of operations.

         Under phase iv) of the plan, the Company initiated formal communications with its significant vendors, suppliers and purchasers and transporters of oil and natural gas to determine the extent to which the Company is vulnerable to those third parties' failures to remediate their own Year 2000 issues. The Company received responses from over 50% of these vendors and they represent the Company's critical business partners and suppliers. Responses received to date confirm that respondents will be Year 2000 compliant on a timely basis. Management considers this phase complete. However, there can be no assurance that the systems of these third parties will be converted timely, or that a failure to remediate Year 2000 compliance issues by another company would not have a material adverse effect on the Company.

         Phase v) of the Company's Year 2000 plan, the design and implementation of contingency plans for those systems, if any, that cannot be made Year 2000 compliant before December 31, 1999, is complete.

         Through September 30, 1999, the Company has spent approximately $450,000 on its Year 2000 efforts. This includes the costs of consultants as well as the cost of repair or replacement of non-compliant hardware and software systems. No additional costs to complete the Company's plan are anticipated. The Company has not specifically tracked its internal costs of addressing the Year 2000 issue. However, management does not believe these costs to be material.

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

     In June 1999 the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133--An Amendment of FASB Statement No. 133." SFAS No. 137 delayed the effective date of the requirements of SFAS No. 133 to all fiscal quarters of fiscal years beginning after June 15, 2000.

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

         The last half of 1998 and most of the first quarter of 1999 were characterized by historically low oil prices and weakening gas markets. Capital left the oil and gas industry and caused a significant decrease in the number of working drilling rigs. Consequently, in early 1999 there was an abundance of available drilling rigs, personnel, supplies and services with a corresponding reduction of costs. Oil and gas prices have increased from December 31, 1998 levels during the second and third quarters of 1999. If prices continue to increase, there could be a return to shortages and a corresponding increase in the costs to the Company of exploration, drilling and production of oil and gas.

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

         Commodity Price Risk. The Company uses various hedging arrangements to manage the Company's exposure to declines in prices from its natural gas and crude oil production. These hedging arrangements have the effect of locking in for specified periods, at predetermined prices or ranges of prices, the prices the Company will receive for the volumes to which the hedge relates. Consequently, while these hedging arrangements are structured to reduce the Company's exposure to decreases in prices associated with the hedged commodity, they also limit the benefit the Company might otherwise receive from price increases associated with the hedged commodity. A hypothetical 10% change in the quarter-end market prices of commodity-based swaps and futures contracts on a notional amount of 29 million MMBtu would have caused a potential $298,000 change in net income before income taxes for the Company for gas contracts in place on September 30, 1999. A 10% change in the quarter-end market prices of commodity-based swaps and future contracts on a notional amount of 1,260 MBbls would have caused a potential $779,000 change in net income before income taxes for the Company for oil contracts in place on September 30, 1999. These hypothetical changes were discounted to present value using a 7.5% discount rate since the latest expected maturity date of some of the swaps and futures contracts is greater than one year from the reporting date. The derivative gain or loss effectively offsets the loss or gain on the underlying commodity exposures that have been hedged. The fair values of the swaps are estimated based on quoted market prices of comparable contracts and approximate the net gains or losses that would have been realized if the contracts had been closed out at quarter end. The fair values of the futures are based on quoted market prices obtained from the New York Mercantile Exchange.

         Interest Rate Risk. Market risk is estimated as the potential change in fair value resulting from an immediate hypothetical one percentage point parallel shift in the yield curve. A sensitivity analysis presents the hypothetical change in fair value of those financial instruments held by the Company at September 30, 1999, which are sensitive to changes in interest rates. For fixed-rate debt, interest rate changes affect the fair market value but do not impact results of operations or cash flows. Conversely for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future results of operations and cash flows, assuming other factors are held constant. The carrying amount of the Company's floating rate debt approximates its fair value. At September 30, 1999, the Company had floating rate debt of $25.0 million and had no fixed rate debt. Assuming constant debt levels, the results of operations and cash flows impact for the remainder of the year resulting from a one percentage point change in interest rates would be approximately $63,000 before taxes.

PART II.  OTHER INFORMATION

Item 6.         Exhibits and Reports on Form 8-K

                (a)   Exhibits

                      Exhibit           Description

                        27.1            Financial Data Schedule

(b) One report on Form 8-K dated July 27, 1999 regarding the merger agreement between the Company and King Ranch Energy was filed during the third quarter of 1999.



                                   SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                ST. MARY LAND & EXPLORATION COMPANY



November 15, 1999               By  /s/ MARK A. HELLERSTEIN
                                      Mark A. Hellerstein
                                    President and Chief Executive Officer


November 15, 1999               By  /s/ RICHARD C. NORRIS
                                    Richard C. Norris
                                    Vice President - Finance, Secretary
                                    and Treasurer


November 15, 1999               By  /s/ GARRY A. WILKENING
                                    Garry A. Wilkening
                                     Vice President - Administration and
                                     Controller