Form 10-K
period 1999-12-31
ST MARY LAND & EXPLORATION CO
filed 2000-03-13
CIK 893538

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1999.

                                       OR

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

          Indicate by check mark if disclosure of delinquent  filer  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

          The aggregate market value of 13,348,976 shares of voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the common stock on March 2, 2000 of $26.875 per share as reported on the Nasdaq National Market System, was $358,753,730. Shares of common stock held by each director and executive officer and by each person who owns 10% or more of the outstanding common stock or who is otherwise believed by the Company to be in a control position have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

          As of March 2, 2000, the registrant had 13,761,376 shares of common stock outstanding.

                       DOCUMENT INCORPORATED BY REFERENCE

          The information required by Part III (Items 10, 11, 12 and 13) is incorporated by reference from Registrant's definitive proxy statement relating to its 2000 annual meeting of stockholders to be filed no later than April 30, 2000.

                                TABLE OF CONTENTS

ITEM                                                                        PAGE
                                     PART I

ITEM 1.    BUSINESS............................................................1
               Background......................................................1
               Business Strategy...............................................1
               Significant Developments Since December 31, 1998................3

ITEM 2.    PROPERTIES..........................................................4
               Domestic Operations.............................................4
               International Operations.......................................10
               Acquisitions...................................................10
               Reserves.......................................................11
               Production.....................................................12
               Productive Wells...............................................12
               Drilling Activity..............................................13
               Domestic Acreage...............................................14
               Non-Oil and Gas Activities.....................................14
               Competition....................................................15
               Markets and Major Customers....................................15
               Government Regulations.........................................15
               Title to Properties............................................16
               Operational Hazards and Insurance..............................17
               Employees and Office Space.....................................17
               Glossary.......................................................17

ITEM 3.    LEGAL PROCEEDINGS..................................................20

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................20

                                     PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
           RELATED SECURITY HOLDERS MATTERS...................................21

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA...............................22

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS................................24
               Overview.......................................................24
               Results of Operations..........................................27
               Liquidity and Capital Resources................................30
               Accounting Matters.............................................35
               Effects of Inflation and Changing Prices.......................35
               Financial Instrument Market Risk...............................36

                                TABLE OF CONTENTS

                                   (Continued)

ITEM                                                                        PAGE

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
               (Included within the content of ITEM 7.)

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................38

ITEM 9.    CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE................................38

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................38

ITEM 11.   EXECUTIVE COMPENSATION.............................................38

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT.....................................................38

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................38

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
           REPORTS ON FORM 8-K................................................39

                                     PART I

ITEM 1.  BUSINESS

Background

         St. Mary Land & Exploration Company, together with its subsidiaries ("St. Mary" or the "Company"), is an independent energy company engaged in the exploration, development, acquisition and production of natural gas and crude oil. St. Mary was founded in 1908 and was incorporated in Delaware in 1915. St. Mary's operations are focused in five core operating areas in the United States: the Mid-Continent region; the ArkLaTex region; onshore Gulf Coast and offshore Gulf of Mexico; the Williston Basin; and the Permian Basin. As of December 31, 1999, the Company had estimated net proved reserves of approximately 18.9 MMBbls of oil and 207.6 Bcf of natural gas, or an aggregate of 321 BCFE (84% proved developed, 65% gas) with a PV-10 value before tax of $351 million.

         From January 1, 1995, through December 31, 1999, the Company added estimated net proved reserves of 398.4 BCFE at an average finding cost of $.81 per MCFE. The Company's average annual production replacement was 294% during this five-year period.

         In 1999 production declined 6% to a total of 31.1 BCFE, or average daily production of 85.2 MMcf per day, as a result of property sales and the loss of production from the St. Mary No. 3 in S. Horseshoe Bayou. The Company's 2000 capital budget of approximately $105.0 million includes $60.5 million for ongoing development and exploration programs in the core operating areas, $32.5 million for niche acquisitions of oil and gas properties and $12.0 million for higher-risk, large-target exploration prospects.

         The Company's principal offices are located at 1776 Lincoln Street, Suite 1100, Denver, Colorado 80203, and its telephone number is (303) 861-8140.

Business Strategy

         St. Mary's objective is to build stockholder value through consistent economic growth in reserves and production and the resulting increase in net asset value per share, cash flow per share and earnings per share. A focused and balanced program of low to medium-risk exploration and development and niche acquisitions in each of its core operating areas is designed to provide the foundation for steady growth while the Company's portfolio of higher-risk, large-target exploration prospects has the potential to significantly increase the Company's reserves and production. All investment decisions are measured and ranked by their risk-adjusted impact on per share value. The Company does not pursue growth solely for the sake of growth.

         St. Mary's long-term corporate strategy focuses on growing value per share, and not necessarily the absolute size of the Company. Management believes that independents with equity market capitalizations between $300 and $600 million are best positioned to capitalize on opportunities in the domestic E&P sector and therefore to realize superior returns for their stockholders. Companies in this size range have critical mass and are able to sustain quality exploration, development and niche acquisition programs that have a significant impact on stockholder value.

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

         Principal elements of the Company's strategy are as follows:

         Focused Geographic Operations. The Company focuses its exploration, development and acquisition activities in five core operating areas where it has built a balanced portfolio of proved reserves, development drilling opportunities and higher-risk large-target exploration prospects. The Company believes that its extensive leasehold position is a strategic asset. Since 1990 St. Mary has expanded its technical and operating staff and increased its drilling, production and operating capabilities. Senior technical managers, each possessing over 20 years of experience, head up regional technical offices located near core properties and are supported by centralized administration in the Company's Denver office. St. Mary has knowledgeable and experienced professionals at every level of the organization. St. Mary believes that its long-standing presence, its established networks of local industry relationships and its extensive acreage holdings in its core operating areas provide a significant competitive advantage. Additionally, the Company believes that it can continue to expand its operations without the need to proportionately increase the number of employees.

         Exploitation and Development of Existing Properties. The Company uses its comprehensive base of geological, geophysical, engineering and production experience in each of its core operating areas to source prospects for its ongoing, low to medium-risk development and exploration programs. St. Mary conducts detailed geologic studies and uses an array of technologies and tools including 3-D seismic imaging, hydraulic fracturing and reservoir stimulation techniques, and specialized logging tools to maximize the potential of its existing properties. During 1999 the Company participated in 134 gross wells with an 85% success rate and 33 recompletions with a 91% success rate.

         Large-Target Prospects. The Company generally invests approximately 15% of its annual capital budget in higher-risk, large-target exploration projects. The Company's strategy is to test four or more of these large exploration prospects each year which in total have the potential, if successful, to increase the Company's net reserves by 25% or more. St. Mary seeks to invest in a diversified mix of large-target exploration projects and generally limits its capital exposure by participating with other experienced industry partners. St. Mary plans to test several large-target prospects in the Gulf Region and Texas during 2000.

         Selective Acquisitions. The Company seeks to make selective niche acquisitions of oil and gas properties that complement its existing operations, offer economies of scale and provide further development and exploration opportunities based on proprietary geologic concepts. Management believes that the focus on smaller, negotiated transactions where the Company has specialized geologic knowledge or operating experience has enabled it to acquire attractively priced and under-exploited properties. In addition, the Company will pursue corporate acquisitions if they can be made on an accretive basis. Examples of this type of acquisition include the Nance Petroleum Corporation ("Nance Petroleum" or "Nance") and King Ranch Energy, Inc. ("King Ranch Energy" or "KRE") acquisitions, both completed in 1999 for stock.

         St. Mary's strong balance sheet positions the Company in 2000 to exploit acquisition opportunities arising throughout the upstream oil and gas sector. Many companies are expected to divest assets during the year as a result of continuing consolidation within the industry and the strong oil and gas price environment that currently exists. St. Mary will continue to emphasize smaller niche acquisitions utilizing the Company's technical expertise, financial flexibility and structuring experience. Many attractive acquisition candidates are sourced in cooperation with St. Mary's regional offices where the local personnel have a detailed insight into emerging opportunities and geologic potential. Additionally, the Company is also actively seeking larger acquisitions of assets or companies that would afford opportunities to expand the Company's existing core areas, acquire additional geoscientists or gain a significant acreage and production foothold in a new basin within the United States.

         Control of Operations. The Company believes it is increasingly important to control geologic and operational decisions as well as the timing of those decisions. In addition, the Company receives income in the form of monthly COPAS overhead reimbursement as an operator. St. Mary plans to operate approximately 70% of its capital budget in 2000.

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

Significant Developments Since December 31, 1998

         Acquisitions of Oil and Gas Properties. The Company completed two significant acquisitions with common stock in 1999. Nance Petroleum Corporation was acquired in June with the issuance of 259,494 shares of stock and debt assumption of $3.2 million. This transaction added approximately 13.7 million BCFE of reserves. The Company closed the acquisition of King Ranch Energy, Inc. in December 1999, in a merger through the issuance of 2,666,187 shares of common stock. The Company completed several smaller acquisitions totaling $3.7 million in Louisiana and the Anadarko Basin and $1.3 million in the Permian and Williston basins.

         Year End Reserves. As of December 31, 1999, net proved reserves increased 74% to 321 billion cubic feet equivalent. The Company added 103 BCFE through acquisitions with stock and cash, 56 BCFE from drilling activities and 9 BCFE from net revisions of previous reserves resulting from higher year-end 1999 pricing partially offset by negative performance revisions.

         Stock Repurchase Plan. In August 1998 the Company's Board of Directors authorized a stock repurchase program whereby St. Mary may purchase from time-to-time, in open market purchases or negotiated sales, up to 1,000,000 of its own common shares. The Company repurchased a total of 147,800 of its common shares during 1998, 35,000 in 1999 and 15,000 shares to date in 2000.

         Khanty Mansiysk Oil Corporation Shares. The Company sold all of its original stock in KMOC in August 1999 for $1.9 million realizing a $150,000 gain. The Company elected to convert its receivable into additional shares of KMOC stock in February 2000, and is actively marketing these shares for sale.

         Summo Minerals Corporation. The Company and Summo Minerals Corporation ("Summo") completed a financing agreement with Resource Capital Fund, L.P. ("RCF") to restructure the Company's loan to Summo and to provide additional capital. The Company received $2.1 million cash for a portion of its note receivable and the transfer of 50% or 4,962,047 Summo shares to RCF. In addition, the Company received 17.5 million Summo warrants exercisable at CDN$.12. RCF will provide up to $2 million in additional loans to Summo for operating needs. The Company's current principal balance due from Summo is $1.4 million.

         Large Target Success. The Sturlese #1 well was drilled to 16,467 feet on the Company's Stallion Prospect and found 119 feet of pay in the MA22 and MA24 sands. This well is currently producing from the MA24 sand with MA 22 pay behind pipe. The Sturlese #3 reached total depth of 17,000 feet in February 2000, production liner was set, and the well is currently awaiting completion. Additional drilling to test other fault blocks in the Stallion Prospect is anticipated in 2000.

ITEM 2.  PROPERTIES

Domestic Operations

         The Company's exploration, development and acquisition activities are focused in five core operating areas: the Mid-Continent region; onshore Gulf Coast and offshore Gulf of Mexico; the ArkLaTex region; the Williston Basin in North Dakota and Montana; and the Permian Basin in west Texas and New Mexico. Information concerning each of the Company's major areas of operations, based on the Company's estimated net proved reserves as of December 31, 1999, is set forth below.

                                            Oil            Gas            MMCFE               PV-10 Value
                                            ---            ---            -----               -----------
                                         (MBbls)         (MMcf)      Amount Percent    (In thousands)     Percent
                                         -------         ------      --------------    --------------     -------
   Mid-Continent Region............         988         82,800      88,726      27.6%        $90,395       25.8%
   ArkLaTex Region.................       1,635         41,600      51,409      16.0%         46,990       13.4%
   Gulf Coast and Gulf of Mexico...       2,122         61,188      73,921      23.0%         95,174       27.1%
   Williston Basin.................       9,642          7,633      65,484      20.4%         73,781       21.0%
   Permian Basin...................       4,447         10,719      37,401      11.7%         41,466       11.8%
   Other (1).......................          66          3,702       4,099       1.3%          3,210         .9%
                                        ------------------------------------------------------------------------
   Total...........................      18,900        207,642     321,040     100.0%       $351,016      100.0%
                                        ========================================================================

[FN]
-----------
(1) Includes reserves associated with properties in Colorado, Kansas, Louisiana, New Mexico, Texas, Utah and Wyoming.

         Mid-Continent Region. Since 1973 St. Mary has been active in the Mid-Continent region where operations are managed by its 28-person Tulsa, Oklahoma office. The Company has ongoing exploration and development programs in the Anadarko Basin of Oklahoma. The Mid-Continent region accounted for 28% of the Company's estimated net proved reserves as of December 31, 1999 or 88.7 BCFE (79% proved developed and 93% gas). The Company participated in 58 gross wells and recompletions in this region in 1999, including 22 Company-operated wells.

         The Company's development and exploration budget in the Mid-Continent region for 2000 totals $21 million. The Company plans to operate 34 drilling wells in the Mid-Continent region during 2000 and to utilize two to three drilling rigs throughout the year. St. Mary also expects to participate in an additional 10 to 20 wells to be operated by other entities.

         Anadarko Basin. The Company's long history of operations and proprietary geologic knowledge enable the Company to sustain economic development and exploration programs despite periods of adverse industry conditions. The Company is applying state of the art technology in hydraulic fracturing and innovative well completion techniques to accelerate production and associated cash flow from the region's tight gas reservoirs. St. Mary also continues to benefit from a continuing consolidation of operators in the basin. The Company periodically seizes attractive opportunities to acquire properties from companies that have elected to discontinue operations in the basin.

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

         Drilling activities will focus on lower to medium-risk prospects in the Granite Wash, Osborne and Red Fork formations. In addition, the Company will devote approximately 42% of its Mid-Continent capital budget to deeper, higher potential development wells in the lower Morrow formation below 19,000 feet at the NE Mayfield Field and in various other fields with Morrow and Springer formations at depths between 10,000 and 16,000 feet.

         Carrier Prospect. Within its inventory of large-target prospects, the Company holds an aggregate 11.2% working interest in 25,800 acres in Leon County, Texas in the Cotton Valley reef play. The Company's Carrier Prospect acreage is located approximately nine miles east of the trend of the industry's initial prolific reef discoveries, and targets potentially larger reefs that are postulated to have developed in the deeper waters of the basin during the Jurassic period. The Company and its partners completed a 52 square mile 3-D seismic survey in 1997. St. Mary holds a 22% working interest in the first prospect that will test a large 3-D anomaly that has been interpreted to be a platform reef situated in the deeper portion of the East Texas Basin to the east of the industry's existing pinnacle reef discoveries. St. Mary and its partners plan to spud the initial test well in late 2000.

         Gulf Coast and Gulf of Mexico Region. St. Mary's presence in south Louisiana dates to the early 1900's when the Company's founders acquired a franchise property in St. Mary Parish on the shoreline of the Gulf of Mexico. These 24,900 acres of fee lands constitute one of the Company's most valuable assets and yielded more than $3 million of gross oil and gas royalty revenue in 1999. The Company's onshore Gulf Coast and Gulf of Mexico presence increased dramatically in 1999 with the acquisition of King Ranch Energy and is expected to be a major growth area in 2000 and beyond. This acquisition included 260,000 gross undeveloped acres (81,000 net acres) and 1,538 square miles of 3-D seismic data. The Gulf Coast and Gulf of Mexico region accounted for 23% of the Company's estimated net proved reserves as of December 31, 1999, or 73.9 BCFE (77% proved developed and 83% gas).

         The Company's diverse activities in the onshore Gulf Coast and Gulf of Mexico are managed by its recently expanded 12-person regional office in Lafayette, Louisiana, and include ongoing development and exploration programs in Point Coupee, Cameron, Lafourche, Jefferson Davis, Vermilion and Calcasieu parishes as well as several offshore Gulf of Mexico blocks. Advanced 3-D seismic imaging and interpretation techniques are revitalizing exploration and development activities in the Miocene trend along the Gulf Coast. St. Mary is applying the latest technologies to unravel the region's complex geology and to extend exploratory drilling into deeper untested formations. The Company's exploration and development budget in the Gulf Coast and Gulf of Mexico region for 2000 is $25 million, including approximately $12 million for large target projects.

         The Judge Digby Field is the largest field acquired in the King Ranch Energy acquisition and is located outside Baton Rouge in Point Coupee Parish. The Company has a 10% to 20% working interest in six wells currently producing 102 MMCF per day. This ultra deep field produces from multiple Tuscaloosa reservoirs between 19,000 and 22,000 feet. The Parlange #11 is currently drilling toward a target depth of 24,450 feet and the operator plans to drill another well following completion of this well.

         The Company plans three offset wells in the Constitution Field in South Texas where a successful fracture stimulation increased production from 540 MCF and 85 Bbl per day to 4.2 MMCF and 600 Bbl per day. St. Mary owns a 40% working interest in this field.

         St. Mary and its partners have completed a 30 square mile 3-D survey on the western and northern flanks of the Edgerly salt dome in Calcasieu Parish, Louisiana where a 16,000 acre leasehold position was assembled during 1998. The first well, the Ledoux #1-35 was completed in 1999 for 2.5 MMCF and 248 Bbl per day, the second well drilled was dry, and the Collingwood #24-1 is currently completing. The Company has identified a number of other promising anomalies on the 3-D survey and expects to test several Hackberry prospects at shallow depths between 10,000 and 13,000 feet in 2000. The Company has an approximate 35% working interest in the Edgerly prospect.

         St. Mary's recent acquisition of King Ranch Energy, its historical presence in southern Louisiana, its established network of industry relationships and its extensive technical database on the area have enabled the Company to assemble an inventory of large-target prospects in the onshore Gulf Coast and Gulf of Mexico region.

         In the Gulf of Mexico, St. Mary has three high potential, 3-D, large target prospects at Vermillion 273, W. El Gordo located on Matagorda 522L, and Matagorda 701. Vermillion 273, located in 160 feet of water offshore Louisiana, is a 12,500 foot test for Pliocene lower Lentic objectives. Matagorda 701 is located 50 miles east of Corpus Christi, Texas in 110 feet of water and will test a large fault block on the east flank of the Matagorda 700 field. The West El Gordo prospect is also a lower Miocene Marg A and Siph Davisi prospect on trend with prolific production at Matagorda 525/526 in shallow Texas state waters (see "Large-Target Exploration Projects"). Because St. Mary's ownership interest in certain of these prospects is relatively large, the Company plans to sell or trade a portion of its interests in order to limit the Company's exposure on any one well to 30%.

         The disappointments at South Horseshoe Bayou and at Atchafalaya Bay discussed below underscore the risks inherent in the exploration for deep gas reserves in this region. St. Mary evaluates the results of its exploration efforts based on full cycle economic returns over a multi-year period and believes that exploration decisions should not be based solely on any single year's results.

         Fee Lands. The Company owns 24,900 acres of fee lands and associated mineral rights in St. Mary Parish located approximately 85 miles southwest of New Orleans. St. Mary also owns a 25% working interest in approximately 300 acres located offshore and immediately south of the Company's fee lands. Since the initial discovery on the Company's fee lands in 1938, cumulative oil and gas revenues, primarily landowners' royalties, to the Company from the Bayou Sale, Horseshoe Bayou and Belle Isle fields on its fee lands have exceeded $225 million. St. Mary currently leases 11,668 acres of its fee lands and has an additional 13,232 acres that are presently unleased. The Company's principal lessees are Vastar, Cabot, ExxonMobil and Sam Gary Jr. and Associates, a private exploration company headquartered in Denver.

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

         South Horseshoe Bayou Project. In October 1995 the Company began participation as a working interest owner in its fee lands in St. Mary Parish with a 25% working interest in this project; resulting in a net revenue interest ranging from 36% to 40% due to its previously existing royalty position. The St. Mary Land & Exploration No. 1 well, under a turn-key contract, commenced drilling toward a target depth of 19,000 feet. In February 1996 this well began encountering severe pressure and mechanical problems that could not be corrected and in July 1996 the well was plugged without reaching total depth. The drilling rig was skid and the drilling of a new well commenced on the same site. In February 1997 the Company announced a significant deep gas discovery at the St. Mary Land & Exploration No. 2 well. This well was completed in the 17,300 foot sand, and in January 1998 a confirmation well, the St. Mary Land & Exploration No. 3, was completed in the same interval. In April 1998 the No. 2 well was recompleted in the 17,900 foot sand and is currently producing. In August 1998 the No. 3 well was shut-in as the result of mechanical problems while it was producing approximately 33 MMcf per day. The two wells have produced 6.4 Bcf of gas and 48 MBbls of oil, net to the Company's interest, through December 31, 1999. Management is currently evaluating whether to sidetrack or abandon the No. 3 well.

         The St. Mary Land & Exploration 24-1 well (41% working interest) was spud in 1999 to test a fault block to the north of the existing production as part of the Company's continuing management and exploitation of its fee lands. This well was determined to be dry and was abandoned in February 2000 and all costs through year-end were charged to exploration expense in the 1999 results of operations.

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

         Stallion Prospect. The Company's Sturlese No. 1 well (31.25% working interest) on the Stallion prospect was completed in 1999 with 119 feet of net pay in the MA 22 and MA 24 sands. This well is currently producing from the MA24 sand with MA 22 pay behind pipe. The Sturlese #3 reached total depth of 17,000' in February 2000, production liner was set and is currently awaiting completion. Additional drilling to test other fault blocks is anticipated in 2000 (see "Large-Target Exploration Projects").

         Patterson Prospect. The Company's Patterson prospect is located approximately 20 miles north of the Company's fee lands in St. Mary Parish within the lower Miocene producing trend of south Louisiana. St. Mary holds a 25% working interest in leases and options totaling approximately 5,573 acres in the prospect area which lies within a major east-west producing trend between the Garden City and Patterson fields. An unsuccessful 19,000-foot test was drilled in 1995 based on 2-D seismic data and existing well control. In order to further evaluate this prospect, in 1997 St. Mary and its partners purchased 20 square miles of a regional 3-D seismic survey. PennzEnergy is currently drilling an analog prospect on trend to Patterson and should reach total depth in the first quarter 2000. The Company is awaiting the results of this well and hopes to proceed with the drilling of the 19,500-foot MA sand test by the third quarter 2000 if this well is successful (see "Large-Target Exploration Projects").

         North Parcperdue Prospect. The Company has a 25% working interest in the North Parcperdue prospect located in Vermilion Parish. The Bacque No. 1 well, spud in 1999 was unsuccessful in the Marg Tex sands but was completed uphole in the Marg Vag sands and is awaiting pipeline connection.

         ArkLaTex Region. The Company's operations in the ArkLaTex region are managed by its 16-person office in Shreveport, Louisiana. The ArkLaTex region accounted for 16% of the Company's estimated net proved reserves as of December 31, 1999, or 51.4 BCFE (89% proved developed and 81% gas). The Company's 2000 capital budget for the ArkLaTex region is $10 million.

         In 1992 the Company  acquired the ArkLaTex oil and gas properties of T.
L. James & Company, Inc. as well as rights to over 6,000 square miles of proprietary 2-D seismic data in the region. The Shreveport office's successful development and exploration programs have derived from a series of niche acquisitions completed since 1992 totaling $9.3 million. These acquisitions have provided access to strategic holdings of undeveloped acreage and proprietary packages of geologic and seismic data, resulting in an active program of additional development and exploration.

         St. Mary's holdings in the ArkLaTex region are comprised of interests in approximately 514 producing wells, including 96 Company-operated wells, and interests in leases totaling approximately 67,000 gross acres and mineral servitudes totaling approximately 15,600 gross acres.

         Activities in the ArkLaTex during 1999 focused on the search for new opportunities and potential analog fields as well as final development of several important field discoveries made by the Company's geoscientists since 1994. At the Box Church Field in Limestone County, Texas, the Company installed a field wide system of compression and gas lift to stabilize current production at 15 MMcf per day. The Company operates the field and holds an average 58% working interest. Total cumulative gross field reserves are expected to exceed 100 Bcf of gas.

         The Company acquired a 50% working interest and operations of the Rodessa Cotton Valley Field in Caddo Parish, Louisiana in July 1999. The field consisted of one newly completed gas well. The St. Mary #1 Gipson has since been drilled and tested at 1300 Mcf per day. Four to six additional locations are planned to develop the field reserves of 14 BCFE.

         The Company participated in two successful wells at the Ada Field in Bienville Parish, Louisiana with a combined initial production of 8,500 Mcf per day. The first well at Trinidad Field (25% working interest) in Henderson County, Texas tested at 1,800 Mcf per day. The Company also participated with a 15% working interest in a discovery well producing 350 Bbl per day at the NE Collins Cotton Valley Field located in Covington County, Mississippi.

         The Shreveport office assumed operations of the Clarksville Field (44% working interest) in Red River County, Texas acquired as part of King Ranch Energy. The field produces 740 Bbl per day from 35 wells.

         In 2000 the Company will continue to focus on the search for new opportunities and potential analog fields in which to apply its proprietary geologic models and production techniques. St. Mary believes that it is well positioned to secure additional acquisitions in the ArkLaTex region during 2000 as consolidation within the industry increases the divestiture activity.

         Williston Basin Region. The Company's operations in the Williston Basin are conducted through Nance Petroleum Corporation, a wholly owned subsidiary following its acquisition in June 1999. Previously, the Company's Williston Basin interests were owned through its 74% partnership interest in Panterra Petroleum, in which Nance Petroleum held a 26% interest. The Company currently owns interests in 82 fields within the basin's core producing area including 134,000 gross acres, 83 Nance-operated wells and 181 wells operated by other parties.

         The Williston Basin region accounted for 20% of the Company's estimated net proved reserves as of December 31, 1999, or 65.5 BCFE (95% proved developed and 88% oil). St. Mary has budgeted approximately $12.0 million for the Williston Basin development and exploration program.

         Nance's operations are directed by senior geoscientists who have devoted their careers to the development of oil and gas reserves in the Williston Basin. The Company's long-term strategy is to employ advanced technologies to improve drilling results and production in order to maximize full cycle economics. For instance, Nance has successfully used 3-D seismic imaging to delineate structural and subtle stratigraphic features not previously discernable using conventional exploration methods. This utilization of advanced technologies by experienced geoscientists has helped Nance achieve a 94% success rate in its operated exploration and development program since 1991.

         Two new discoveries operated by Nance were completed in 1999 in McKenzie County, North Dakota on the Mondak prospect where 3-D seismic was previously shot. The Federal 1-33 discovery was completed and is currently producing 440 Bbl and 400 MCF per day and the confirmation well, the Federal 16-28 was completed at year-end and is currently producing 635 Bbl and 600 MCF per day. Another Nance operated well, the Federal 7-12 was drilled in the Glo field, Cambell County, Wyoming at year-end and is currently testing 200 Bbl per day.

         Nance plans to conduct five additional or extended 3-D surveys in 2000 over existing fields in the search for bypassed pay zones. A drilling rig is expected to be kept active all year drilling 6-8 wells.

         Permian Basin Region. The Permian Basin area covers a significant portion of eastern New Mexico and western Texas and is one of the major producing basins in the United States. The basin includes hundreds of oil fields undergoing secondary and enhanced recovery projects. 3-D seismic imaging of existing fields and state-of-the-art secondary recovery programs are substantially increasing oil recoveries in the Permian Basin. The optimization of production and the careful control of operating costs are especially critical during periods of low oil prices, such as in 1998. Beginning in 2000 Nance Petroleum Corporation will manage the Company's interest in the Permian Basin. The Company believes that COPAS overhead income will more than offset the general and administrative costs of managing these properties.

         St. Mary's holdings in the Permian Basin derive from a series of niche property acquisitions that date back to 1995. Management believes that its Permian Basin operations provide St. Mary with a solid base of long lived oil reserves, promising longer-term exploration and development prospects and the potential for secondary recovery projects. The Permian Basin region accounted for 12% of the Company's estimated net proved reserves as of December 31, 1999, or 37.4 BCFE (84% proved developed and 71% oil).

         The Company's reservoir engineers have identified a number of properties where the project economics of secondary recovery plans are favorable under current prices. St. Mary's geoscientists have also identified a number of high quality prospects that are expected to be drilled in 2000.

         St. Mary initiated a full-scale multi-year waterflood in 1998 at its Parkway (Delaware) Unit in Eddy County, New Mexico. The initial response to the first phase of this waterflood has been excellent, increasing field production by 500 Bbl per day. The Company's operations in the Permian Basin during 2000 will focus on the expansion of the waterflood project at Parkway and additional secondary recovery work at the E. Shugart field. As a result of higher oil prices, the Company also expects to see new drilling at the Willow Lake Field where a new discovery was completed in 1999 and the Young North Field where a successful recompletion increased production 150 Bbl per day.

         St. Mary also holds a 21.2% working interest in an unusual 30,450-acre top lease in the North Ward Estes Field in Ward County, Texas. The original lease will expire on August 4, 2000. Until that date, working interest production from approximately 400 wells on the lease and the development and exploration rights on the lease are owned by Chevron U.S.A., Inc and Three-B Oil Company. After that date, production of approximately 1,800 Bbl and 3,500 Mcf per day from the wells located on the lease and future development and exploration rights on this 50 square mile property will revert to the ownership and control of St. Mary and its partners. The top lease will continue in effect for as long as oil and/or gas is produced in paying quantities.

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

         The Company seeks to develop large-target prospects by using its comprehensive base of geological, geophysical, engineering and production experience in each of its focus areas. The large-target projects typically require relatively long lead times before a well is commenced in order to develop proprietary geologic concepts, assemble leasehold positions and acquire and fully evaluate 3-D seismic or other data. The Company seeks to apply the latest technology, including 3-D seismic imaging, wherever appropriate in its prospect development and evaluation to mitigate a portion of the inherently higher risk of these exploration projects. In addition, the Company seeks to invest in a diversified mix of exploration projects and generally limits its capital exposure by participating with other experienced industry partners.

         The following table summarizes the Company's active large-target exploration projects (see also "Properties").

                                                                                   St. Mary          Expected
                                                                                    Working            Test
       Project Name               Objective                Location               Interest(1)         Date(2)
       Stallion              MA  Sands             Cameron Parish, LA                31.2%          Early 2000
       Patterson             MA-3 , MA-7           St. Mary Parish, LA               25.0%          Mid   2000
       W. El Gordo           MA - Siph D           Gulf of Mexico                    30.0%          Late  2000
       Vermillion 273        BOL A                 Gulf of Mexico                    52.5%          Late  2000
       W. Cameron 39         MA  Sands             Gulf of Mexico                    20.0%          Early 2001
       Carrier               Cotton Valley Reef    Leon County, TX                   22.0%          Early 2001
       Matagorda             MA - Siph D           Gulf of Mexico                    80.0%          Mid   2001

[FN]
---------
(1) Working interests differ from net revenue interests due to royalty interest burdens. St Mary plans to sell or trade a portion of its interest in order to limit the Company's exposure in any one well to 30%.
(2) Expected Test Date refers to the period during which the Company anticipates the completion of an exploratory well.

International Operations

         In 1997 the Company completed the sale or disposition of the majority of its international investments. In 1998 the Company sold its remaining properties in Canada.

         Russian Joint Venture. In February 1997, the Company sold its interest in The Limited Liability Company Chernogorskoye (the "Russian joint venture") to Khanty Mansiysk Oil Corporation ("KMOC"), formerly known as Ural Petroleum Corporation, for consideration totaling $17.6 million. The Company received $5.6 million in cash, before transaction costs, $1.9 million of KMOC common stock and a convertible receivable in a form equivalent to a retained production payment of approximately $10.1 million plus interest at 10% per annum from the limited liability company formed to hold the Russian joint venture. The Company sold the original shares of KMOC stock in August 1999 realizing a gain of $150,000. St. Mary elected to convert its receivable to additional shares of KMOC stock on February 10, 2000, and is actively marketing these shares for sale.

Acquisitions

         The Company's strategy is to make selective niche acquisitions of oil and gas properties within its core operating areas in the United States. The Company seeks to acquire properties that complement its existing operations, offer economies of scale and provide further development and exploration opportunities based on proprietary geologic concepts or advanced well completion techniques. Management believes that the Company's success in acquiring attractively priced and under-exploited properties has resulted from its focus on smaller, negotiated transactions where the Company has specialized geologic knowledge or operating experience. In addition, the Company will pursue corporate acquisitions when they can be made on an accretive basis.

         Although the Company periodically evaluates large acquisition packages offered in competitive bid or auction formats, the Company has continued to emphasize property acquisitions having values of less than $10 million. This size of acquisition package generally attracts less competition and is where the Company's technical expertise, financial flexibility and structuring experience afford a competitive advantage.

         The Company completed $45 million in oil and gas property acquisitions in 1999, the largest dollar value in the Company's history. Included were two larger acquisitions of private companies in exchange for St. Mary common stock. In June 1999, the Company acquired Nance Petroleum in exchange for 259,494 shares of stock and debt assumption of $3.2 million. This transaction added approximately 13.7 million BCFE of reserves. The Company closed the acquisition of King Ranch Energy in December 1999, in a merger in which 2,666,187 shares of common stock were issued. The Company completed several smaller acquisitions totaling $3.7 million in Louisiana and the Anadarko Basin and $1.3 million in the Permian and Williston basins. During the last five years the Company has closed over $105 million of niche acquisitions where proprietary geologic knowledge or operating expertise and an attractive stock and performance track record have afforded the Company a competitive advantage.

         In 2000 St. Mary has reserved $32.5 million of its capital program for property acquisitions. However, the Company has the financial capacity to commit substantially greater resources to purchases should additional opportunities be identified.

Reserves

         At December 31, 1999, Ryder Scott Company, independent petroleum engineers, evaluated properties representing approximately 82% of the Company's total PV-10 value and the Company evaluated the remainder. The PV-10 values shown in the following table are not intended to represent the current market value of the estimated net proved oil and gas reserves owned by the Company. Neither prices nor costs have been escalated, but prices include the effects of hedging contracts.

         The following table sets forth summary information with respect to the estimates of the Company's net proved oil and gas reserves for each of the years in the three-year period ended December 31, 1999, as prepared by Ryder Scott Company and St. Mary:

                                                                 As of December 31,
                                                                 ------------------
                                                       1999         1998(1)             1997
                                                       ----         -------             ----
           Proved Reserves Data:
           Oil (MBbls)                                18,900            8,614          11,493
           Gas (MMcf)                                207,642          132,605         196,230
           MMCFE                                     321,042          184,289         265,188
           PV-10 value (in thousands)              $ 351,000        $ 125,126       $ 262,006
           Proved Developed Reserves                     84%              86%             87%
           Production Replacement                       541%             (25%)           358%
           Life (years)                                  6.1             6.5              7.3

[FN]
---------
(1)      The Company's  year-end 1998 reserves reflect property  dispositions of
         39.6 BCFE, discoveries and extensions of 40.8 BCFE, acquisitions of 5.3 BCFE, negative price-related revisions of 18.2 BCFE and a write-down of
         38.8 BCFE of proved reserves at South Horseshoe Bayou.

         The present value of estimated future net revenues before income taxes of the Company's reserves was $351 million as of December 31, 1999. This present value is based on a benchmark of prices in effect at that date of $25.60 per barrel of oil (NYMEX) and $2.32 per MMBtu of gas (Gulf Coast spot price), both of which are adjusted for transportation and basis differential. These prices were 112 percent and 25 percent higher, respectively, than prices in effect at the end of 1998.

Production

         The following table summarizes the average volumes of oil and gas produced from properties in which the Company held an interest during the periods indicated:

                                                       Years Ended December 31,
                                                       ------------------------
                                                     1999       1998        1997
                                                     ----       ----        ----
  Operating Data:
           Net production (1):
   Oil (MBbls)...................................   1,383      1,275       1,188
   Gas (MMcf)....................................  22,805     25,440      22,900
   MMCFE.........................................  31,104     33,090      30,024
  Average net daily production (1):

   Oil (Bbls)....................................   3,790      3,493       3,254
   Gas (Mcf).....................................  62,478     69,698      62,739
   MCFE..........................................  85,216     90,656      82,263
  Average sales price (2):

   Oil (per Bbl)................................. $ 16.56    $ 12.98     $ 18.87
   Gas (per Mcf)................................. $  2.17    $  2.13     $  2.33
  Additional per MCFE data:
   Lease operating expense....................... $   .44    $   .39     $   .35
   Production taxes.............................. $   .16    $   .12     $   .16

[FN]
---------
(1) Production from South Horseshoe Bayou and sold Oklahoma properties represented 18.1% and 6.5% respectively, or a total of 24.6% of the 1998 production total.
(2) Includes the effects of the Company's hedging activities (see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview").

         The   Company   uses   financial   hedging    instruments,    primarily
fixed-for-floating price swap agreements and no-cost collar agreements with financial counterparties, to manage its exposure to fluctuations in commodity prices. The Company also employs the use of exchange-listed financial futures and options as part of its hedging program for crude oil.

Productive Wells

         The following table sets forth information regarding the number of productive wells in which the Company held a working interest at December 31, 1999. Productive wells are either producing wells or wells capable of commercial production although currently shut in. One or more completions in the same borehole are counted as one well. A well is categorized under state reporting regulations as an oil well or a gas well based upon the ratio of gas to oil produced when it first commenced production, and such designation may not be indicative of current production.

                                     Gross         Net
                                     -----         ---
                             Oil     1,178         312
                             Gas     1,359         250
                                    -------       -----
                           Total     2,537         562
                                    =======       =====

Drilling Activity

         The following table sets forth the wells drilled and recompleted in which the Company participated during each of the three years indicated:

                                                        Years Ended December 31,
                                                        ------------------------
                                                  1999               1998              1997
                                                  ----               ----              ----
                                             Gross     Net      Gross     Net      Gross    Net
                                             -----     ---      -----     ---      -----    ---
  Domestic:
         Development:
          Oil...........................       26     10.45        6       .28       10     3.06
          Gas...........................      105     22.26      109     26.04       92    19.64
          Non-productive................       14      5.75       12      3.98       15     4.35
                                             ---------------------------------------------------
              Total.....................      145     38.46      127     30.30      117    27.05
                                             ---------------------------------------------------
  Exploratory:
          Oil...........................        1       .20        1       .50        4     1.21
          Gas...........................       12      3.84        3       .95        7     2.04
          Non-productive................        9      2.56        6      1.05        5     1.93
                                             ---------------------------------------------------
              Total.....................       22      6.60       10      2.50       16     5.18
                                             ---------------------------------------------------
      Farmout or non-consent                    6         -        4         -        4        -
                                             ---------------------------------------------------
         Grand Total(1) ................      173     45.06      141     32.80      137    32.23
                                             ===================================================

[FN]
---------
(1) Does not include 1and 4 gross wells completed on the Company's fee lands during 1998 and 1997, respectively.

         All of the Company's drilling activities are conducted on a contract basis with independent drilling contractors. The Company owns no drilling equipment.

Domestic Acreage

         The following table sets forth the gross and net acres of developed and undeveloped oil and gas leases, fee properties, mineral servitudes and lease options held by the Company as of December 31, 1999. Undeveloped acreage includes leasehold interests that may already have been classified as containing proved undeveloped reserves.

                                                          Developed            Undeveloped
                                                          Acreage (1)          Acreage (2)               Total
                                                          -----------          -----------               -----
                                                   Gross        Net      Gross         Net        Gross       Net
                                                   -----        ---      -----         ---        -----       ---
 Arkansas.....................................      4,059       800         167          54       4,226        854
  Louisiana...................................    107,862    35,589      69,596      19,259     177,458     54,848
  Montana.....................................     16,922     8,527      50,688      35,086      67,610     43,613
  New Mexico..................................      7,880     2,028       3,400       1,605      11,280      3,633
  North Dakota................................     36,887    11,354     109,834      44,411     146,721     55,765
  Oklahoma....................................    115,798    25,549      40,411      10,556     156,209     36,105
  Texas.......................................    167,142    64,548     261,903      78,340     429,045    142,888
  Other (3) ..................................     14,334     5,473      27,276       9,828      41,610     15,301
                                                ------------------------------------------------------------------
      Subtotal...........................         470,884   153,868     563,275     199,139   1,034,159    353,007
                                                ------------------------------------------------------------------
 Louisiana Fee Properties.....................     10,334    10,334      14,580      14,580      24,914     24,914
 Louisiana Mineral Servitudes.................     10,125     5,509       5,511       5,191      15,636     10,700
                                                ------------------------------------------------------------------
      Subtotal................................     20,459    15,843      20,091      19,771      40,550     35,614
                                                ------------------------------------------------------------------
      GRAND TOTAL ............................    491,343   169,711     583,366     218,910   1,074,709    388,621
                                                ==================================================================

[FN]
---------
(1) Developed acreage is acreage assigned to producing wells for the spacing unit of the producing formation. Developed acreage in certain of the Company's properties that include multiple formations with different well spacing requirements may be considered undeveloped for certain formations, but have only been included as developed acreage in the presentation above.
(2) Undeveloped acreage is lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas regardless of whether such acreage contains estimated net proved reserves.
(3) Includes interests in Alabama, Colorado, Kansas, Mississippi, Utah and Wyoming. St. Mary also holds an override interest in an additional 44,388 gross acres in Utah.

Non-Oil and Gas Activities

         Summo  Minerals.   At  December  31,  1998,  the  Company,   through  a
subsidiary, owned 9.9 million shares or 37% of Summo Minerals Corporation ("Summo") and had advanced $2.9 million to Summo under an interim financing arrangement. Summo is a North American mining company focusing on finding late exploration stage, low to medium-sized copper deposits in the United States. Summo's common shares are listed on the Toronto Stock Exchange under the symbol "SMA." In June 1999, the Company participated in a financing package arrangement with Summo and Resource Capital Fund L.P. ("RCF"). The Company received $2,096,000 cash and 17,500,000 Summo warrants in exchange for reducing Summo's note receivable to $1,400,000 and transferring 4,962,047 Summo common shares to RCF. As a result of this transfer of shares to RCF the Company's ownership percentage was reduced from 37% to 18%. The loan is secured by Summo's interest in the Lisbon Valley Project and bears interest at LIBOR plus 2.5%. The warrants have an exercise price of CDN$0.12 per share, are fully vested and expire on June 25, 2004. The remaining 4,962,046 shares of Summo common stock that the Company still owns have a recorded value of $255,000 that includes the unrealized gain on marketable equity securities. Management believes that the remaining investment in Summo is realizable. The Company continually analyzes the realizability of its investment in Summo in view of the effects of persistent depressed copper prices and increased worldwide copper inventory levels. In January 2000 Summo issued 1,016,594 shares of its common stock to the Company as payment of interest on the Company's note receivable from Summo. On issuance of these shares, the Company's ownership in Summo increased to 19%.

         The June 1999 financing package also resulted in the termination of the May 1997 agreement which was discussed in the Company's Annual Report on Form 10-K/A-3 for the year ended December 31, 1998. As a result of the new financing arrangement, the Company is not obligated to fund any future loans to Summo.

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

Markets and Major Customers

         During 1999 one customer individually accounted for 13.3% of the Company's total oil and gas production revenue. During 1998 no individual customer accounted for 10% or more of the Company's total oil and gas production revenue. During 1997 two customers individually accounted for 10.6% and 10.2% of the Company's total oil and gas production revenue.

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

         Certain operations the Company conducts are on Federal oil and gas leases that the Minerals Management Service (the 'MMS') administers. The MMS issues such leases through competitive bidding. These leases contain relatively standardized terms and require compliance with detailed MMS regulations and orders pursuant to the Outer Continental Shelf Lands Act (which are subject to change by the MMS). For offshore operations, lessees must obtain MMS approval for exploration plans and development and production plans prior to the commencement of such operations. In addition to permits required from other agencies (such as the Coast Guard, the Army Corps of Engineers and the Environmental Protection Agency), lessees must obtain a permit from the MMS prior to the commencement of drilling. Lessees must also comply with detailed MMS regulations governing, among other things, engineering and construction specifications for offshore production facilities, safety procedures, flaring of production, plugging and abandonment of Outer Continental Shelf OCS wells, calculation of royalty payments and the valuation of production for this purpose, and removal of facilities. To cover the various obligations of lessees on the OCS, the MMS generally requires that lessees post substantial bonds or other acceptable assurances that such obligations will be met. The cost of such bonds or other surety can be substantial, and there is no assurance that the Company can continue to obtain bonds or other surety in all cases. Under certain circumstances the MMS may require any Company operations on Federal leases to be suspended or terminated.

         The MMS has under consideration proposals to change the method of calculating royalties and the valuation of crude oil produced from federal leases. These changes, if adopted, would modify the valuation procedures for crude oil to reduce use of oil posted prices and assign a value to crude oil intended to better reflect market value. The Company cannot predict what action the MMS will take on this matter, or can it predict at this stage how the Company might be affected if the MMS adopts such changes.

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

Employees and Office Space

         As of December 31, 1999, the Company had 142 full-time employees. None of the Company's employees is subject to a collective bargaining agreement. The Company considers its relations with its employees to be good. The Company leases approximately 35,900 square feet of office space in Denver, Colorado, for its executive and administrative offices, of which 7,200 square feet is subleased. The Company also leases approximately 15,000 square feet of office space in Tulsa, Oklahoma, approximately 7,300 square feet of office space in Shreveport, Louisiana, approximately 7,500 square feet in Lafayette, Louisiana and approximately 10,900 square feet in Billings, Montana. The Company believes that its current facilities are adequate.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On December 16, 1999, St. Mary held a special meeting of the stockholders to vote on a proposal to issue 2,666,252 shares of St. Mary common stock under the merger agreement by which St. Mary was to acquire King Ranch Energy, Inc. The proposal was approved by a majority of the stockholders as indicated by the following tabulation of votes:

                For:              9,121,635
                Against:             12,914
                Abstain:              6,527
                Broker non-votes:         0

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         SECURITY HOLDERS MATTERS

         Market Information. The Company's common stock is traded on the Nasdaq National Market System under the symbol MARY. The range of high and low bid prices for the quarterly periods in 1999 and 1998, as reported by the Nasdaq National Market System, is set forth below:

      Quarter Ended                                   High                 Low
      -------------                                   ----                 ---
      March 31, 1999                                $20.750              $14.875
      June 30, 1999                                  21.375               15.250
      September 30, 1999                             29.813               15.250
      December 31, 1999                              28.063               20.250

      March 31, 1998                                $39.375              $26.250
      June 30, 1998                                  39.625               21.625
      September 30, 1998                             25.000               15.000
      December 31, 1998                              23.875               15.500

         On March 2, 2000, the closing sale price for the Company's common stock was $26.88 per share.

         Holders. As of February 29, 2000, the number of record holders of the Company's common stock was 278. Management believes, after inquiry, that the number of beneficial owners of the Company's common stock is in excess of 1,600.

         Dividends. The Company has paid cash dividends to stockholders every year since 1940. Annual dividends of $0.16 per share were paid quarterly in each of the years 1987 through 1996. The Company increased its quarterly dividend 25% to $.05 per share effective with the quarterly dividend paid in February 1997. Dividends paid totaled $2,193,000 in 1999 and $2,190,000 in 1998.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The following table sets forth selected consolidated financial data for the Company as of the dates and for the periods indicated. The financial data for each of the five years ended December 31, 1999, were derived from the Consolidated Financial Statements of the Company. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," which includes a discussion of factors materially affecting the comparability of the information presented, and in conjunction with the Company's financial statements included elsewhere in this report.

                                                                              Years Ended December 31,
                                                                              ------------------------
                                                              1999         1998         1997         1996          1995
                                                              ----         ----         ----         ----          ----
                                                                        (In thousands, except per share data)
Income Statement Data:
Operating revenues:
     Oil production                                       $  22,906    $  16,545     $  22,415    $  22,100    $  17,090
     Gas production                                          49,588       54,103        53,349       34,674       19,479
     Gain on sale of Russian joint venture                    -            -             9,671        -            -
     Gain(loss) on sale of proved properties                    (55)       7,685         4,220        2,254        1,292
     Other revenues                                           1,582          411         1,391          523          789
                                                          --------------------------------------------------------------
Total operating revenues                                     74,021       78,744        91,046       59,551       38,650
                                                          --------------------------------------------------------------
Operating expenses:
     Oil and gas production                                  18,681       17,005        15,258       12,897       10,646
     Depletion, depreciation & amortization                  22,574       24,912        18,366       12,732       10,227
     Impairment of proved properties                          3,982       17,483         5,202          408        2,676
     Exploration                                             11,593       11,705         6,847        8,185        5,073
     Abandonment and impairment of
           unproved properties                                6,616        4,457         2,077        1,469        2,359
     General and administrative                               9,172        7,097         7,645        7,603        5,328
     Writedown of Russian convertible
         receivable                                           -            4,553         -            -            -
     Writedown of investment
         in Summo Minerals                                    -            3,949         -            -            -
     (Income) loss in equity investees                           58          661           325       (1,272)         579
     Other                                                    1,744          141           281           78          152
                                                          --------------------------------------------------------------
Total operating expenses                                     74,420       91,963        56,001       42,100       37,040
                                                          --------------------------------------------------------------
Income (loss) from operations                                  (399)     (13,219)       35,045       17,451        1,610
     Non-operating (expense) income                              75       (1,027)          (99)      (1,951)        (896)
     Income tax (expense) benefit                               406        5,415       (12,325)      (5,333)         723
                                                          --------------------------------------------------------------
Income (loss) from continuing operations                         82       (8,831)       22,621       10,167        1,437
Gain on sale of discontinued operations,
     net of income taxes                                          -           34           488          159          306
                                                          --------------------------------------------------------------
Net income (loss)                                         $      82    $  (8,797)    $  23,109    $  10,326    $   1,743
                                                          ==============================================================

                                                                                Years Ended December 31,
                                                                                ------------------------
                                                               1999         1998          1997         1996         1995
                                                               ----         ----          ----         ----         ----
                                                                          (In thousands, except per share data)
Income Statement Data (continued):
Basic net income (loss) per common share:
     Income (loss) from continuing operations               $   0.01      $ (0.81)     $   2.13     $   1.16     $   0.17
     Gain on sale of discontinued operations                       -            -          0.05         0.02         0.03
                                                            -------------------------------------------------------------
Basic net income (loss) per share                           $   0.01      $ (0.81)     $   2.18     $   1.18     $   0.20
                                                            =============================================================
Diluted net income (loss) per common share:

     Income (loss) from continuing operations               $   0.01      $ (0.81)     $   2.10     $   1.15     $   0.17
     Gain on sale of discontinued operations                       -            -          0.05         0.02         0.03
                                                            -------------------------------------------------------------
Diluted net income (loss) per share                         $   0.01      $ (0.81)     $   2.15     $   1.17     $   0.20
                                                            =============================================================
Cash dividends per share                                    $   0.20      $  0.20      $   0.20     $  0.16      $   0.16
Basic weighted average common shares
     outstanding                                              11,099        10,937       10,620        8,759        8,760
Diluted weighted average common shares
     outstanding                                              11,164        10,937       10,753        8,826        8,801

Balance Sheet Data (end of period):

Working capital                                             $ 13,439      $  9,785     $  9,618     $ 13,926     $  3,102
Net property and equipment                                   180,665       143,825      157,481      101,510       71,645
Total assets                                                 230,438       184,497      212,135      144,271       96,126
Long-term obligations                                         13,000        19,398       22,607       43,589       19,602
Total stockholders' equity                                   188,772       134,742      147,932       75,160       66,282

Other Data:
EBITDA (1)                                                  $ 22,175      $ 11,693     $ 53,411     $ 30,183     $ 11,837
Net cash provided by operating activities                     40,755        45,386       43,111       24,205       17,713
Capital and exploration expenditures, cash
     and noncash                                              91,184        57,855       89,213       52,601       32,307

[FN]
---------
(1) EBITDA is defined as earnings before interest income and expense, income taxes, depreciation, depletion, amortization, and gain on sale of discontinued operations. EBITDA is a financial measure commonly used for the Company's industry and should not be considered in isolation or as a substitute for net income, cash flow provided by operating activities or other income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity. Because EBITDA excludes some, but not all, items that affect net income and may vary among companies, the EBITDA presented above may not be comparable to similarly titled measures of other companies.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    Overview

         St. Mary Land & Exploration Company ("St. Mary" or the "Company") was founded in 1908 and incorporated in Delaware in 1915. The Company is engaged in the exploration, development, acquisition and production of natural gas and crude oil with operations focused in five core operating areas in the United
States: the Mid-Continent region; the ArkLaTex region; onshore Gulf Coast and offshore Gulf of Mexico; the Williston Basin; and the Permian Basin.

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

         Internal exploration, drilling and production personnel conduct the Company's activities in the Mid-Continent, ArkLaTex, Gulf Coast and offshore Gulf of Mexico regions and in the Williston and Permian Basins. Prior to June 1, 1999, activities in the Williston Basin were conducted through Panterra Petroleum ("Panterra"), a general partnership managed by Nance Petroleum Corporation ("Nance"). The Company owned a 74% interest in Panterra and Nance owned the remaining 26%. On June 1, 1999, the Company closed on the acquisition of Nance, and all of the Company's activities in the Williston Basin are now conducted through Nance as a wholly owned subsidiary of the Company. In 1999 the Company's activities in the Permian Basin were primarily contracted through an oil and gas property management company with extensive experience in the basin. After December 31, 1999, Nance personnel assumed this responsibility.

         The Company's presence in south Louisiana includes active management of its fee lands from which royalty income is derived. Royalty revenues from the fee lands were $3.1, $6.9, and $8.8 million for the years 1999, 1998, and 1997, respectively. St. Mary has encouraged development drilling by its lessees, facilitated the origination of new prospects on acreage not held by production and stimulated exploration interest in deeper, untested horizons. The Company's discovery on its fee lands at South Horseshoe Bayou in early 1997 and the successful confirmation well in early 1998 proved that significant accumulations of gas are sourced and trapped at depths below 16,000 feet. In August 1998 one of the wells in the South Horseshoe Bayou project experienced shut-in production due to mechanical problems. These mechanical problems and premature water encroachment caused the Company to reduce the project's proved reserves by 38.8 BCFE. The Company's 1999 test well drilled at South Horseshoe Bayou was unsuccessful and resulted in a dry hole in February 2000. All of the Company's costs relating to this prospect at December 31, 1999 have been expensed except for costs associated with the #2 well which is currently producing. An evaluation is currently underway to determine if a sidetrack will be attempted on the #3 well in 2000.

         St. Mary seeks to make selective niche acquisitions of oil and gas properties that complement its existing operations, offer economies of scale and provide further development and exploration opportunities based on proprietary geologic concepts. Management believes that the Company's focus on smaller negotiated transactions where it has specialized geologic knowledge or operating experience has enabled it to acquire attractively-priced and under-exploited properties. In addition, the Company will pursue corporate acquisitions if they can be made on an accretive basis.

         The results of operations include several property acquisitions made during recent years and their subsequent further development by the Company. From 1996 to 1999 the Company has made a series of acquisitions totaling $15.9 million that formed a new core area of focus in the Permian Basin of New Mexico and west Texas. In late 1998 St. Mary, through Panterra, acquired the interests of Texaco, Inc. in several fields in the Williston Basin for $2.1 million. In 1997 the Company acquired an 85% working interest in certain Louisiana properties of Henry Production Company for $3.9 million; the remaining 15% working interest in these properties was acquired in early 1999. In 1999 St. Mary acquired additional interests in the West Cameron Block 39 property located in the Gulf of Mexico and in various other properties in Louisiana and Oklahoma totaling $3.7 million.

         On June 1, 1999, the Company acquired Nance and Quanterra Alpha Limited Partnership for 259,494 shares of St. Mary common stock valued at $3.1 million, the assumption of $3.2 million in debt and transaction costs of $56,000. This acquisition was accounted for as a purchase and included Nance's 26% interest in Panterra that the Company did not previously own. Through the remainder of 1999, Nance acquired various Williston Basin properties for $948,000.

         On December 17, 1999, in a transaction accounted for as a purchase, the Company acquired King Ranch Energy, Inc ("KRE") for 2,666,187 shares of common stock valued at $52.8 million and transaction costs of $2.3 million. After the acquisition, KRE's name was changed to St. Mary Energy Company ("SMEC"). The acquired properties are located primarily in the Gulf of Mexico and the onshore Gulf Coast.

         The Company reviews its producing properties for impairments when events or changes in circumstances indicate that an impairment in value may have occurred. The impairment test compares the expected undiscounted future net revenues on a field-by-field basis with the related net capitalized costs at the end of each period. When the net capitalized costs exceed the undiscounted future net revenues, the cost of the property is written down to fair value, which is determined using future net revenues discounted at 15% for the producing property. Future net revenues are estimated using escalated prices and include the estimated effects of the Company's hedging contracts in place at December 31, 1999. This calculation may not reflect engineering data used by the Company in evaluating property acquisitions.

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

         St. Mary has one principal equity investment, Summo Minerals Corporation ("Summo"). In June 1999 the Company's ownership in Summo was reduced from 37% to 18%, and the Company now uses the cost method to account for this investment. Prior to this reduction in ownership the Company accounted for its investment in Summo under the equity method and included its share of the income or loss from this entity in its consolidated results of operations. The Company recorded $58,000 of equity in Summo's losses in 1999 through the date of the ownership reduction. In January 2000 Summo issued 1,016,594 shares of its common stock to the Company as payment of interest on the Company's note receivable from Summo. On issuance of these shares, the Company's ownership in Summo increased to 19%.

         In August 1999 the Company sold its stock in Khanty Mansiysk Oil Corporation ("KMOC") for $1.9 million and realized a $150,000 gain. The Company continues to market its receivable from KMOC and in February 2000 elected to convert the receivable into KMOC stock.

         In June 1998 the Company's stockholders approved an increase in the number of authorized shares of the Company's common stock from 15,000,000 to 50,000,000 shares. This change positioned the Company to use its stock for future acquisitions.

         Box Church Gas gathering, LLC and Roswell, LLC are small majority owned support entities that service the ArkLaTex region and the Permian Basin, respectively. The activities of these entities are fully consolidated, and the minority interest is recorded. Minority interest is the ownership portion of these two entities held by parties other than the Company.

         At the end of 1998 crude oil producers were confronted with historically low prices and a possibly weak outlook for 1999 based upon future prices at the time. Natural gas producers were experiencing relative price stability. During 1999 crude oil availability changed and prices began to increase. As future prices increased, oil producers who were concerned about their experiences in 1998 began hedging their remaining 1999 production. Oil prices continued to increase, and at the end of 1999 some regions of the United States were experiencing two-fold price increases over the end of 1998. Oil producers who hedged significant quantities of oil using early 1999 future pricing recognized hedging losses during 1999. Gas prices as experienced by the Company continue to remain relatively stable.

     This Annual Report on Form 10-K includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included in this Form 10-K that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including such matters as future capital, development and exploration expenditures (including the amount and nature thereof), drilling of wells, reserve estimates (including estimates of future net revenues associated with such reserves and the present value of such future net revenues), future oil and gas production estimates, repayment of debt, business strategies, expansion and growth of the Company's operations, Year 2000 readiness and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including such factors as uncertainties in cash flow, expected merger benefits, the volatility and level of oil and natural gas prices, production rates and reserve replacement, reserve estimates, drilling and operating risks, competition, litigation, environmental matters, the potential impact of government regulations, and other such matters, many of which are beyond the control of the Company. Readers are cautioned that our forward-looking statements are not guarantees of future performance and that actual results or developments may differ materially from those expressed or implied in the forward-looking statements.

Results of Operations

The following table sets forth selected operating data for the periods indicated:

                                                               Years Ended December 31,
                                                               ------------------------
                                                             1999         1998        1997
                                                             ----         ----        ----
                                                         (In thousands, except per MCFE data)
Oil and gas production revenues:
   Working interests.................................      $69,408      $63,771     $66,957
   Louisiana royalties...............................        3,086        6,877       8,807
                                                           ---------------------------------
      Total..........................................      $72,494      $70,648     $75,764
                                                           =================================
Net production:
   Oil (MBbls).......................................        1,383        1,275       1,188
   Gas (MMcf)........................................       22,805       25,440      22,900
                                                           ---------------------------------
   MMCFE.............................................       31,103       33,090      30,028
                                                           ---------------------------------
Average sales price (1):

   Oil (per Bbl).....................................      $ 16.56      $ 12.98     $ 18.87
   Gas (per Mcf).....................................      $  2.17      $  2.13     $  2.33

Oil and gas production costs:
   Lease operating expenses..........................      $13,641      $12,929     $10,463
   Production taxes..................................        5,040        4,076       4,795
                                                           ---------------------------------
      Total..........................................      $18,681      $17,005     $15,258
                                                           =================================
Additional per MCFE data:
   Sales price.......................................      $  2.33      $  2.13     $  2.52
   Lease operating expenses..........................         (.44)        (.39)       (.35)
   Production taxes..................................         (.16)        (.12)       (.16)
                                                           ---------------------------------
      Operating margin...............................      $  1.73      $  1.62     $  2.01
                                                           =================================
   Depletion, depreciation and amortization..........      $   .73      $   .75     $   .61
   Impairment of proved properties...................      $   .13      $   .53     $   .17
   General and administrative........................      $   .29      $   .22     $   .26

[FN]
---------
(1)      Includes the effects of the Company's hedging activities.

         Oil and Gas Production Revenues. Oil and gas production revenues increased $1.9 million, or 3% to $72.5 million in 1999 compared to $70.6 million in 1998. Oil production volumes increased 8% and gas production volumes decreased 10% in 1999 compared to 1998. Average net daily production declined to
85.2 MMCFE in 1999 compared to 90.6 MMCFE in 1998. The increase in oil production occurred as a result of the Nance acquisition, production increases at the Parkway Delaware Unit waterflood and the drilling of successful wells in Montana. Gas production decreased as a result of the loss of production at the South Horseshoe Bayou Field and the sale of certain Oklahoma properties in December 1998. This decrease reduced the average daily production.

         The average realized oil price for 1999 increased 28% to $16.56 per Bbl, while average realized gas prices increased 2% to $2.17 per Mcf, from their respective 1998 levels. The Company hedged approximately 41.4% of its oil production for 1999 or 572 MBbls at an average NYMEX price of $17.19. The Company experienced a $2.0 million decrease in oil revenue or $1.45 per Bbl for 1999 on these contracts compared to a $435,000 increase or $.34 per Bbl in 1998. The Company also hedged 56.2% of its 1999 gas production or 14,085,000 MMBtu at an average index price of $2.19. The Company experienced a $558,000 decrease in gas revenues or $.02 per Mcf for 1999 from these hedge contracts compared to a $1.4 million increase in gas revenues or $.06 per Mcf in 1998.

         Oil and gas production revenues decreased $5.1 million, or 7% to $70.6 million in 1998 compared to $75.8 million in 1997. Oil production volumes increased 7% and gas production volumes increased 11% in 1998 compared to 1997. Average net daily production reached 90.6 MMCFE in 1998 compared to 82.2 MMCFE in 1997. This production increase resulted from new properties acquired and drilled during 1998 and late 1997. Major acquisitions affecting the production increase included the Southwest Mayfield properties in Oklahoma purchased from Conoco and the Louisiana properties purchased from Henry Production Company in 1997, the acquisition of certain producing properties in Texas from Stroud Exploration in 1998, and the additional interests purchased in the Siete properties during 1997 and 1998. Successful drilling results in the South Horseshoe Bayou and Haynesville fields in Louisiana, the Box Church Field in Texas and the Company's Oklahoma drilling program also contributed to the 1998 production increase. These production increases were only slightly offset by the sale of certain Oklahoma properties to ONEOK Resources Company in late 1998.

         Oil and Gas Production Costs. Oil and gas production costs consist of lease operating expense ("LOE") and production taxes. Total production costs increased $1.7 million, or 10% in 1999 to $18.7 million compared with $17.0 million in 1998, while total oil and gas production costs per MCFE increased 17% to $.60 in 1999 compared with $.51 in 1998. A $396,000 increase in LOE workover costs and a $968,000 increase in LOE relating to the Nance and KRE acquisitions were offset by a $591,000 decrease in LOE at South Horseshoe Bayou and the December 1998 sale of producing properties in Oklahoma. A $705,000 increase in production taxes was the result of higher prices for oil production. The increase in the per MCFE amount is also due to a 10% decrease in gas production volumes caused by a reduction in volumes at South Horseshoe Bayou and the December 1998 sale of producing properties in Oklahoma which had lower production costs per MCFE.

         Total production costs increased $1.7 million, or 11% in 1998 to $17.0 million compared with $15.3 million in 1997. Total oil and gas production costs per MCFE increased 1% to $.51 in 1998 compared to $.51 per MCFE in 1997. A $2.4 million increase in LOE related to a corresponding increase in production for 1998 which was described above and a $1.0 million increase in non-recurring LOE resulting from increased workover activity. A $700,000 decrease in production taxes was the result of the decrease in oil and gas revenues in 1998 on which a portion of production taxes were based.

         Depreciation, Depletion, Amortization and Impairment. Depreciation, depletion and amortization expense ("DD&A") decreased $2.3 million or 9% to $22.6 million in 1999 compared with $24.9 million in 1998. This decrease was due to the December 1998 sale of producing properties in Oklahoma. DD&A expense per MCFE decreased 4% to $.73 in 1999 compared to $.75 in 1998 due to low prices that affected the Company's oil and gas reserves and net book value at December 31, 1998 and the subsequent recovery of prices which increased the Company's oil and gas reserves during 1999. This effect was offset during 1999 by a 10% reduction in gas production caused by decreased production at South Horseshoe Bayou, the December 1998 sale of producing properties in Oklahoma with lower DD&A expense per MCFE and decreased royalty production from the fee lands. Impairment of proved oil and gas properties decreased $13.5 million to $4.0 million in 1999 compared with $17.5 million in 1998. The decrease was caused by marginal wells drilled in Oklahoma and Louisiana in 1998, the adverse effects of low oil prices in 1998 and the Company's unsuccessful 1998 deep test at its Atchafalaya Bay prospect. Of the impairments caused by reserve reductions in under-performing properties in 1999, $2.6 million related to the Larose prospect, $246,000 related to the Greensburg prospect and $264,000 related to several other prospects in Louisiana. A total of $734,000 of impairment related to nine prospects in Oklahoma.

         DD&A increased $6.5 million or 36% to $24.9 million in 1998 compared with $18.4 million in 1997. This increase resulted from increased production volumes of new properties acquired and drilled in 1998 and late 1997, including the Southwest Mayfield properties acquired from Conoco in the fourth quarter of 1997. Decreases in reserve volumes caused by the adverse impact of low oil prices in the Williston Basin and mechanical problems at South Horseshoe Bayou also contributed to the DD&A increase. DD&A expense per MCFE increased 23% to $.75 in 1998 compared to $.61 in 1997 due to higher drilling and acquisition costs per MCFE and the factors mentioned above. Impairment of proved oil and gas properties increased $12.3 million to $17.5 million in 1998 compared with $5.2 million in 1997. Those charges resulting from a decline in the Company's oil and gas reserve value due to lower prices in predominantly oil producing fields were $1.4 million in west Texas and $600,000 in the Williston Basin of North Dakota and Montana. Other charges were due to reserve volume reductions in under-performing properties. Of these, $8.9 million and $1.2 million related to the Atchafalaya and Bayou D'Arbonne prospects, respectively, in Louisiana, $1.2 million related to the Young North prospect in New Mexico, $700,000 related to the Kirvin/Mann North prospect in Texas and $1.0 million related to several prospects in Oklahoma. The drilling of two marginal wells in Oklahoma also resulted in impairments of $600,000 in 1998.

         Abandonment and impairment of unproved properties increased $2.1 million or 48% to $6.6 million in 1999 compared to $4.5 million in 1998 due to the Company's impairment of its remaining costs at South Horseshoe Bayou. Abandonment and impairment of unproved properties increased $2.4 million or 115% to $4.5 million in 1998 compared to $2.4 million in 1997 due to additional impairments taken during 1998.

         Exploration. Exploration expense decreased $112,000 or 1% to $11.6 million for 1999 compared with $11.7 million in 1998. Decreases of $565,000 in geological and geophysical expenses and $600,000 in delay rentals were offset by increases of $689,000 of dry hole expense and $253,000 of exploration overhead. Exploration expense increased $4.9 million or 71% to $11.7 million for 1998 compared with $6.8 million in 1997 due to the drilling of ten exploratory dry holes during 1998 in the Mid-Continent and Gulf Coast regions, compared to better exploratory drilling results in 1997. The payment of $795,000 in delay rentals for the Company's Atchafalaya Bay prospect area during 1998 also contributed to the increase in exploration expense.

         General and Administrative. General and administrative expenses increased $2.1 million or 29% to $9.2 million in 1999 compared to $7.1 million in 1998 due to a $1.9 million increase in compensation and benefit related expenses including a $477,000 increase related to the Company's Stock Appreciation Rights ("SAR") plan. SAR plan expense will decrease in 2000 as the Company terminated awards under this plan effective November 1996. General and administrative expenses decreased $548,000 in 1998 compared to $7.6 million in 1997 due to a $358,000 reduction of expenses related to the Company's SAR plan and a $259,000 reduction in charitable contributions which are based on pre-tax income.

         Minority Interest and Other Operating Expenses. This expense increased $1.6 million to $1.7 million from $141,000 in 1998 due to increased activity in St. Mary's pending litigation that seeks to recover damages from the drilling contractor in connection with the St. Mary Land & Exploration No. 1 well at South Horseshoe Bayou and a $118,000 adjustment for minority interest. Other operating expenses decreased $140,000 or 50% in 1998 compared with 1997 due to decreased activity in the pending South Horseshoe Bayou litigation.

         Equity in Loss of Summo Minerals Corporation. The Company accounted for its investment in Summo under the equity method and included its share of Summo's losses in its results of operations until the Company's ownership was reduced to 18% from 37% in June 1999. Consequently, the Company now accounts for its investment in Summo under the cost method. Equity in the net loss of Summo was $58,000 in 1999, $661,000 in 1998, and $526,000 in 1997. The losses in 1998 and 1997 are due to general and administrative expenses associated with the expansion of Summo's Denver office and with the appeals process for permitting of the Lisbon Valley Copper Project. The Company's ownership in Summo was 37% in 1998 and 1997.

         Non-Operating Income and Expense. Net non-operating expense decreased $1.1 million to $75,000 of net income in 1999 compared to $1.0 million of net expense in 1998 due to decreased interest expense attributable to reduced long-term debt during 1999, and recognition of interest income from loans made to Summo. Debt was decreased in 1999 with proceeds from the sale of the Oklahoma properties in late 1998. Net non-operating expense increased $928,000 to $1.0 million in 1998 due to interest expense for increased borrowings in 1998 to fund capital expenditures, and due to lower borrowings in 1997 resulting from cash received from the sale of common stock.

         Income Taxes. Income taxes provided a net benefit of $406,000 for 1999 resulting in an effective tax rate of 125%. The effective rate reflects the effect of the book net operating loss before tax and the compounded effect of alternative fuel credits allowed under Internal Revenue Code Section 29 incurred in years when the Company reports a pre-tax book loss. Income tax benefit was $5.4 million for 1998 and income tax expense was $12.3 million in 1997, resulting in effective tax rates of 38% and 35%, respectively. The expense amount in 1997 reflects higher net income from continuing operations before income taxes compared to the subsequent year, offset partially by the utilization of Section 29 tax credits.

         Net Income(Loss). Net income for 1999 was $82,000 compared to a net loss of $8.8 million for 1998. A 2% increase in gas prices, a 28% increase in oil prices and an 8% increase in oil production volumes were partially offset by a 10% decrease in gas production volumes for the year and resulted in a $1.9 million or 3% increase in oil and gas production revenues. The combination of impairments of proved properties and DD&A decreased $15.8 million from 1998 amounts and were partially offset by a $1.7 million increase in oil and gas production costs, a $2.2 million increase in unproved property impairments, and a $2.1 million increase in general and administrative expenses. A $1.2 million increase in other revenues and a $1.1 million decrease in non-operating income and expenses were partially offset by a $1.6 million increase in minority interest and other expense. Income tax benefit decreased by $5.0 million in 1999. Activity in 1998 not affecting net income in 1999 included $7.7 million in gains on sales of proved properties, a $4.6 million writedown of the receivable from KMOC and $4.6 million in losses related to the Company's investment activity in Summo Minerals.

         Net loss for 1998 was $8.8 million compared to net income of $23.1 million for 1997. A 9% reduction in gas prices and a 31% reduction in oil prices were only partially offset by an 11% increase in gas production volumes and a 7% increase in oil production volumes for the year. This resulted in a $5.1 million or 7% reduction in oil and gas production revenues. Gains on sales of proved properties of $7.7 million were offset by impairments of proved and unproved properties and increased DD&A expense resulting from lower reserve values; writedowns of the Russian convertible receivable and the Company's investment in Summo Minerals; and increased exploration expense brought about by unsuccessful exploration projects.

         The Company also realized gains net of income taxes from the sale of discontinued real estate of $34,000 in 1998, and $488,000 in 1997.

Liquidity and Capital Resources

         The Company's primary sources of liquidity are the cash provided by operating activities, debt financing, sales of non-strategic properties and access to the capital markets. The Company's cash needs are for the acquisition, exploration and development of oil and gas properties and for the payment of debt obligations, trade payables and stockholder dividends. The Company generally finances its exploration and development programs from internally generated cash flow, bank debt and cash and cash equivalents on hand. In 1997 the Company financed a large portion of its exploration and development programs with the proceeds from its secondary public offering of common stock. The Company continually reviews its capital expenditure budget based on changes in cash flow and other factors.

         Cash Flow. The Company's net cash provided by operating activities decreased $4.6 million or 10% to $40.8 million in 1999 compared to $45.4 million in 1998. The decrease was caused by a $4.6 million decrease in accounts payable related to oil and gas production costs and general and administrative expense. The $1.9 million increase in oil and gas revenues was offset by a corresponding increase in accrued oil and gas receivables. A $1.6 million increase in minority interest and other operating expense was offset by a $764,000 increase in other revenues and a $1.1 million decrease in cash paid for interest expense. Net cash provided by operating activities increased 5% to $45.4 million in 1998 compared to $43.1 million in 1997. A $9.8 million decrease in accounts receivable resulting from lower oil and gas prices and reduced drilling activity and a $2.4 million increase in unproved property impairments were offset by a $5.1 million decrease in oil and gas revenue, a $4.3 million increase in prepaid expenses and a $400,000 increase in cash paid for interest expense.

         Exploratory dry hole costs are included in cash flows from investing activities even though these costs are expensed as incurred. If exploratory dry hole costs had been included in operating cash flows, the net cash provided by operating activities would have been $35.8 million, $40.5 million, and $41.5 million, in 1999, 1998, and 1997, respectively.

         The Company made cash payments of approximately $333,000 in 1999, $363,000 in 1998 and $1.6 million in 1997 in satisfaction of liabilities previously accrued under the SAR plan.

         Net cash used in investing activities decreased $14.8 million or 40% in 1999 to $22.2 million compared to $37.0 million in 1998. The decrease is due to reduction in capital expenditures, $2.1 million received from the sale of the subsidiary that held the KMOC stock, $2.6 million from the Company's investment in Summo and $12.7 million in cash received as a result of the Company's purchase of Nance and KRE offset by a $20.9 million decrease in proceeds received from property sales. Nance and KRE were acquired with St. Mary common stock. Consequently, the value of the common stock issued is not reflected in net cash used in investing activities. Total 1999 capital expenditures for cash, including acquisitions of oil and gas properties, decreased $18.3 million or 31% to $40.3 million in 1999 compared to $58.6 million in 1998 due to a decrease in drilling activity in 1999.

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

         If exploratory dry hole costs had been included in operating cash flows rather than in investing cash flows, net cash used in investing activities would have been $17.2 million, $32.1 million, and $65.8 million in 1999, 1998, and 1997, respectively.

         The Company was able to deposit the majority of the proceeds from the sales of oil and gas properties in 1997 into qualified tax escrow accounts and apply these funds to acquisitions of oil and gas properties in 1997, allowing tax-free exchanges of these properties for income tax purposes. Portions of the proceeds from sales of oil and gas properties in 1998 were also applied to acquisitions of oil and gas properties in 1999 under tax-free exchanges. In a tax-free exchange of properties the tax basis of the sold property carries over to the acquired property for tax purposes. Gains or losses for tax purposes are recognized by amortization of the lower tax basis of the property throughout its remaining life or when the acquired property is sold or abandoned.

         Net cash used in financing activities increased $4.4 million to $12.1 million in 1999 compared to $7.7 million in 1998. The increase is due to a $6.6 million decrease in long-term debt partially offset by a $1.9 million decrease in stock repurchase payments.

         Net cash provided by (used in) financing activities decreased $35.8 million to net cash used of $7.7 million in 1998 compared to net cash provided of $28.1 million in 1997. The decrease in cash provided was due to the $51.2 million received in 1997 from the secondary public offering of common stock compared to $173,000 from employee stock purchases in 1998. This change was partially offset by a $3.2 million decrease in long-term debt in 1998 compared to a $21.0 million decrease in 1997. The Company also spent $2.5 million in 1998 to repurchase shares of its own common stock.

         The Company had $14.2 million in cash and cash equivalents and had working capital of $13.4 million as of December 31, 1999 compared to $7.8 million in cash and cash equivalents and working capital of $9.8 million as of December 31, 1998. The net change in working capital results from a $6.4 million increase in cash and cash equivalents and a $6.0 million increase in accounts receivable, prepaid expenses and refundable income taxes that was offset by an $8.8 million increase in accounts payable and accrued liabilities.

         Credit Facility. On June 30, 1998, the Company entered into a long-term revolving credit agreement with a maximum loan amount of $200.0 million. The lender may periodically re-determine the aggregate borrowing base depending upon the value of the Company's oil and gas properties and other assets. In May 1999 the borrowing base was reduced $25 million by the lender to $80.0 million as a result of reduced reserve pricing and the write-down of South Horseshoe Bayou reserves. The accepted borrowing base was $40.0 million at December 31, 1999. The credit agreement has a maturity date of December 31, 2005, and includes a revolving period that matures on December 31, 2000. The Company can elect to allocate up to 50% of available borrowings to a short-term tranche due in 364 days. The Company must comply with certain covenants including maintenance of stockholders' equity at a specified level and limitations on additional indebtedness. As of December 31, 1999 and 1998, $13.0 million and $10.5 million, respectively, was outstanding under this credit agreement. These outstanding balances accrue interest at rates determined by the Company's debt to total capitalization ratio. During the revolving period of the loan, loan balances accrue interest at the Company's option of either (a) the higher of the Federal Funds Rate plus 1/2% or the prime rate, or (b) LIBOR plus 1/2% when the Company's debt to total capitalization is less than 30%, up to a maximum of either (a) the higher of the Federal Funds Rate plus 5/8% or the prime rate plus 1/8%, or (b) LIBOR plus 1-1/4% when the Company's debt to total capitalization is equal to or greater than 50%. At December 31, 1999 the Company's debt to capitalization ratio as defined under the credit agreement was 6.4%.

         Panterra, in which the Company owned a 74% general partnership interest, maintained a separate credit facility with a $21.0 million borrowing base as of December 31, 1998. Outstanding borrowings under this separate facility were $12.0 million as of December 31, 1998. St. Mary's portion of the December 31, 1998 balance was $8.9 million. The Company used its primary credit facility to retire the balance due on the Panterra credit facility in August 1999, and the $21 million borrowing base was transferred to the Company's primary credit facility.

         Common Stock. In June 1998 the Company's stockholders approved an increase in the number of authorized shares of the Company's common stock from 15,000,000 to 50,000,000 shares. This change allows the Company to make acquisitions without the use of its cash or credit facility.

         In August 1998 the Company's Board of Directors authorized a stock repurchase program whereby St. Mary may purchase from time-to-time, in open market transactions or negotiated sales, up to 1,000,000 of its common shares. During 1998 and 1999 the Company repurchased a total of 182,800 shares of its common stock under the program for $3.0 million at a weighted-average price of $16.38 per share. In early 2000 the Company repurchased an additional 15,000 shares for $22.99 per share. Management anticipates that additional purchases of shares by the Company may occur as market conditions warrant. Such purchases will be funded with internal cash flow and borrowings under the Company's credit facility.

         Capital and Exploration Expenditures. The Company's expenditures for exploration and development of oil and gas properties and acquisitions are the primary use of its capital resources. The following table sets forth certain information regarding the costs incurred by the Company in its oil and gas activities during the periods indicated.

                                            Capital and Exploration Expenditures
                                            ------------------------------------
                                                   For the Years Ended
                                                      December 31,
                                                      ------------
                                              1999        1998           1997
                                              ----        ----           ----
                                                     (In thousands)
   Development                              $ 22,166    $ 32,191      $ 39,030
   Exploration:
     Domestic                                 20,809      17,767        15,311
     International                             -           -                16
   Acquisitions:
     Proved                                   33,080       4,204        27,291
     Unproved                                 15,129       3,693         7,565
                                            ----------------------------------
         Total                              $ 91,184    $ 57,855      $ 89,213
                                            ==================================

         The Company's total costs incurred in 1999 increased $33.3 million or 58% compared to 1998. Proved property acquisitions increased $40.8 million in 1999. In June 1999 the Company acquired Nance and Quanterra Alpha Limited Partnership in a stock transaction; the property acquisition amount included above was $6.1 million. Subsequent to this transaction, Nance as a wholly owned subsidiary of the Company purchased $1.2 million of properties in several small acquisitions in the Williston Basin. In December 1999 the Company acquired KRE in a stock transaction; the property acquisition amount included above was $33.6 million. Follow-on acquisitions relating to interests purchased in the Permian Basin amounted to $327,000 in 1999. Certain properties were acquired in Louisiana and the Gulf of Mexico for $2.8 million. Several smaller acquisitions in other core areas were also completed during 1999 totaling $1.0 million. The Company spent $46.2 million in 1999 for unproved property acquisitions and domestic exploration and development compared to $53.7 million in 1998.

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

         Commitments. As of December 31, 1999 the Company, as Operator, had a turnkey contract in place with a drilling contractor for the Company's 1999 test well at South Horseshoe Bayou. St. Mary's obligation to pay $5.6 million to the contractor was contingent upon the well reaching a depth of 16,000 feet. In February 2000 the well reached the specified depth, and St. Mary paid the amount due under the contract. The Company's net share of the amount paid under the contract was $2.3 million.

         Outlook. The Company believes that its existing capital resources, cash flows from operations and available borrowings are sufficient to meet its anticipated capital and operating requirements for 2000.

         The Company generally allocates approximately 85% of its capital budget to low to moderate-risk exploration, development and niche acquisition programs in its core operating areas. The remaining portion of the Company's capital budget is directed to higher-risk, large exploration ideas that have the potential to increase the Company's reserves by 25% or more in any single year.

         The Company anticipates spending approximately $105.0 million for capital and exploration expenditures in 2000 with $60.5 million allocated for ongoing exploration and development in its core operating areas, $32.5 million for niche acquisitions of producing properties and $12.0 million for large-target, higher-risk exploration and development.

         Anticipated ongoing exploration and development expenditures for each of the Company's core areas include $21.0 million in the Mid-Continent region, $13.0 million in the Gulf Coast and Gulf of Mexico region, $10.0 million in the ArkLaTex region, $12.0 million in the Williston Basin and $4.5 million allocated within the Permian Basin and other.

         The results of operations also include the results of the Company's large-target exploration efforts. The Company has several prospects in its pipeline of large-target exploration ideas and expects to test some of these prospects in 2000.

         On August 5, 2000, the Company and its partners will assume control of a 30,450-acre top lease in the North Ward Estes Field in Ward County, Texas. The Company will have a 21.2% working interest in the production from approximately 400 wells and the future development and production rights on this 50 square mile property. The top lease will continue in effect for as long as oil and/or gas is produced in paying quantities.

         The  amount  and   allocation   of  future   capital  and   exploration
expenditures will depend upon a number of factors, including the number of available acquisition opportunities and the Company's ability to assimilate such acquisitions. Also, the impact of oil and gas prices on investment opportunities, the availability of capital and borrowing capability and the success of its development and exploratory activities could lead to funding requirements for further development.

         The Company continuously evaluates opportunities in the marketplace for oil and gas properties and, accordingly, may be a buyer or a seller of properties at various times. St. Mary will continue to emphasize smaller niche acquisitions utilizing the Company's technical expertise, financial flexibility and structuring experience. In addition, the Company is also actively seeking larger acquisitions of assets or companies that would afford opportunities to expand the Company's existing core areas, to acquire additional geoscientists or to gain a significant acreage and production foothold in a new basin within the United States. The acquisition of KRE in 1999 is an example of this strategy.

         In  June  1999  the  Company   participated  in  a  financing   package
arrangement with Summo and Resource Capital Fund L.P. ("RCF"). This package resulted in the Company receiving $2.1 million in exchange for reducing Summo's note receivable to $1.4 million and transferring 4.96 million Summo shares to RCF. Also as part of the arrangement, the Company was granted 17.5 million warrants to purchase Summo common stock with an exercise price of CDN$0.12 per share that are fully vested and expire on June 25, 2004. No value has been assigned to the warrants in the financial statements. The proceeds received from RCF were applied to the Company's total investment in Summo and to total accrued interest on the note receivable resulting in a remaining net book value of $1.6 million, which management believes is realizable. The loan is secured by Summo's interest in the Lisbon Valley Project and bears interest at LIBOR plus 2.5%. The Company continually analyzes its net investment in Summo and the effect of worldwide copper price and inventory fluctuations on Summo's stock price. Future development and financial success of Lisbon Valley are dependent upon these factors. The Company owned 4.96 million shares or 18% of Summo as of December 31, 1999. In January 2000 Summo issued 1.02 million shares of its common stock to the Company as payment of interest on the Company's note receivable from Summo. On issuance of these shares the Company's ownership increased to 19%.

         Impact of the Year 2000 Issue. The following Year 2000 statements constitute a Year 2000 Readiness Disclosure within the meaning of the Year 2000 Information and Readiness Disclosure Act of 1998.

         The Year 2000 Issue is the result of computer programs and embedded computer chips being written or manufactured using two digits rather than four, or other methods, to define the applicable year. Computer programs and embedded chips that are date-sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, operate equipment or engage in normal business activities. Failure to correct a material Year 2000 compliance problem could result in an interruption in, or inability to conduct normal business activities or operations. Such failures could materially and adversely affect a company's results of operations, cash flow and financial condition. Beginning in 1998 the Company developed and implemented a formal plan to mitigate the impact of Year 2000 compliance. The plan was fully implemented before December 31, 1999. To date the Company has not encountered any material Year 2000 compliance problems and has suffered no material adverse effects from this issue.

         Through December 31, 1999, the Company spent approximately $450,000 on its Year 2000 efforts. This includes the costs of consultants as well as the cost of repair or replacement of non-compliant hardware and software systems. The Company did not specifically track its internal costs of addressing the Year 2000 issue. However, management does not believe these internal costs were material.

         The Company currently has no reason to believe that any Year 2000 compliance failures occurred or will occur or that its principal vendors, customers and business partners are not Year 2000 compliant. However, there can be no assurance that all Year 2000 problems have been identified and corrected. Therefore, there can be no assurance that currently unknown Year 2000 issues will not materially impact the Company's results of operations or adversely affect its relationships with vendors, customers and other business partners in the year 2000.

Accounting Matters

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Statement requires companies to report all derivatives at fair value as either assets or liabilities and bases the accounting treatment of the derivatives on the reasons an entity holds the instrument. In June 1999, the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" which extended the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company is currently reviewing the effects this Statement will have on the financial statements in relation to the Company's hedging activities.

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

         Material changes in oil and gas prices affect the current and future value of the Company's estimated proved reserves and the borrowing capability of the Company, which is largely based on the value of such proved reserves. The last half of 1998 and most of the first quarter of 1999 was characterized by historically low oil prices and weakening gas markets. Investment funds left the oil and gas sector and caused an abundance of available drilling rigs, personnel, supplies and services with a corresponding reduction of costs. Oil and gas prices have increased since the first quarter of 1999. The number of active drilling rigs has increased along with the cost of personnel, supplies and services. If oil and gas prices continue to increase, there could be a return to shortages and corresponding increases in the cost to the Company of exploration, drilling and production of oil and gas.

         The Company seeks to protect its rate of return on acquisitions of producing properties by hedging up to the first 24 months of an acquisition's production at prices approximately equal to those used in the Company's acquisition evaluation and pricing model. The Company also periodically uses hedging contracts to hedge or otherwise reduce the impact of oil and gas price fluctuations on production from each of its core operating areas. The Company's strategy is to ensure certain minimum levels of operating cash flow and to take advantage of windows of favorable commodity prices. The Company generally limits its aggregate hedge position to no more than 50% of its total production. The Company seeks to minimize basis risk and indexes the majority of its oil hedges to NYMEX prices and the majority of its gas hedges to various regional index prices associated with pipelines in proximity to the Company's areas of gas production. The Company has hedged approximately 19% of its estimated 2000 gas production at an average fixed price of $2.43 per MMBtu and approximately 22% of its estimated 2000 oil production at an average fixed price of $20.96 per Bbl. The Company has hedged less than 1% of its estimated 2001 gas and oil production at average fixed prices of $2.46 per MMBtu and $15.76 per Bbl, respectively. In 2000 the Company has price collars on approximately 23% of its estimated gas production with price ceilings between $2.50 and $2.94 per MMBtu and price floors between $2.00 and $2.30 per MMBtu and approximately 27% of its estimated oil production with price ceilings between $17.75 and $27.00 per Bbl and price floors between $15.00 and $19.50 per Bbl. In 2001 the Company also has price collars on approximately 22% of its estimated gas production with price ceilings between $2.72 and $3.04 per MMBtu and price floors between $2.25 and $2.50 per MMBtu and approximately 7% of its oil production with price ceilings between $20.64 and 20.90 per Bbl and price floors between $16.44 and $16.70 per Bbl.

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

         Commodity Price Risk. The Company uses various hedging arrangements to manage the Company's exposure to price risk from its natural gas and crude oil production. These hedging arrangements have the effect of locking in for specified periods, at predetermined prices or ranges of prices, the prices the Company will receive for the volumes to which the hedge relates. Consequently, while these hedging arrangements are structured to reduce the Company's exposure to decreases in prices associated with the hedged commodity, they also limit the benefit the Company might otherwise receive from any price increases associated with the hedged commodity. A hypothetical 10% change in the year-end market prices of commodity-based swaps and futures contracts on a notional amount of
26.1 million  MMBtu would have caused a potential  $45,000  change in net income
(loss) before income taxes for the Company for contracts in place on December 31, 1999. A 10% change in the year-end market prices of commodity-based swaps and future contracts on a notional amount of 1,398 MBbls would have caused a potential $859,000 change in net income (loss) before income taxes for the Company for oil contracts in place on December 31, 1999. These hypothetical changes were discounted to present value using a 7.5% discount rate since the latest expected maturity date of some of the swaps and futures contracts is greater than one year from the reporting date. The derivative gain or loss effectively offsets the loss or gain on the underlying commodity exposures that have been hedged. The fair values of the swaps are estimated based on quoted market prices of comparable contracts and approximate the net gains or losses that would have been realized if the contracts had been closed out at year end. The fair values of the futures are based on quoted market prices obtained from the New York Mercantile Exchange.

         Interest Rate Risk. Market risk is estimated as the potential change in fair value resulting from an immediate hypothetical one percentage point parallel shift in the yield curve. The sensitivity analysis presents the hypothetical change in fair value of those financial instruments held by the Company at December 31, 1999, which are sensitive to changes in interest rates. For fixed-rate debt, interest rate changes affect the fair market value but do not impact results of operations or cash flows. Conversely for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future results of operations and cash flows, assuming other factors are held constant. The carrying amount of the Company's floating rate debt approximates its fair value. At December 31, 1999, the Company had floating rate debt of $13.0 million and had no fixed rate debt. Assuming constant debt levels, the results of operations and cash flows impact for the next year resulting from a one percentage point change in interest rates would be approximately $130,000 before taxes.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item is incorporated by reference from the Company's proxy statement for the 2000 annual meeting of stockholders to be filed no later than April 30, 2000.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item is incorporated by reference from the Company's proxy statement for the 2000 annual meeting of stockholders to be filed no later than April 30, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         The information required by this Item is incorporated by reference from the Company's proxy statement for the 2000 annual meeting of stockholders to be filed no later than April 30, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated by reference from the Company's proxy statement for the 2000 annual meeting of stockholders to be filed no later than April 30, 2000.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)(1)  and  (a)(2)  Financial   Statements  and  Financial   Statement
Schedules:

         Report of Independent Public Accountants........................... F-1
         Consolidated Balance Sheets........................................ F-2
         Consolidated Statements of Operations.............................. F-3
         Consolidated Statements of Stockholders' Equity.................... F-4
         Consolidated Statements of Cash Flows.............................. F-5
         Notes to Consolidated Financial Statements......................... F-7

         All other schedules are omitted because the required information is not applicable or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the Consolidated Financial Statements and Notes thereto.

         (b) Reports on Form 8-K. One report on Form 8-K dated December 29, 1999 was filed during the last quarter of 1999. This report on Form 8-K included Item 2 and Item 7 regarding the acquisition of King Ranch Energy, Inc. and Item 5 regarding the appointment of Robert L. Nance to St. Mary's board of directors to replace Richard C. Kraus, who resigned.

         (c) Exhibits. The following exhibits are filed with or incorporated into this report on Form 10-K:

Exhibit
Number   Description
------   -----------
2.1 Agreement and Plan of Merger dated July 27, 1999 among St. Mary Land & Exploration Company, St. Mary Acquisition Corporation, King Ranch, Inc. and King Ranch Energy, Inc. as amended by Amendment No. 1 and Amendment No. 2 to Agreement and Plan of Merger dated November 8, 1999 (included as Annex A to the joint proxy/consent statement and prospectus contained in the registrant's Amendment #2 to Form S-4/A (Registration No. 333-85537) filed on November 12, 1999 and incorporated herein by reference)
2.2 Stock Exchange Agreement dated June 1, 1999 among St. Mary Land & Exploration Company, Robert L. Nance, Penni W. Nance, Amy Nance Cebull and Robert Scott Nance (filed as Exhibit 10.27 to the registrant's Registration Statement on Form S-4 (Registration No. 333-85537) filed on August 19, 1999 and incorporated herein by reference)
2.3 Stock Exchange Agreement dated June 1, 1999 among St. Mary Land & Exploration Company, Robert L. Nance and Robert T. Hanley (filed as
         Exhibit 10.28 to the registrant's Registration Statement on Form S-4 (Registration No. 333-85537) filed on August 19, 1999 and incorporated herein by reference)
2.4 Stock Exchange Agreement dated June 1, 1999 between St. Mary Land & Exploration Company and Robert T. Hanley (filed as Exhibit 10.29 to the registrant's Registration Statement on Form S-4 (Registration No. 333-85537) filed on August 19, 1999 and incorporated herein by reference)
3.1 Restated Certificate of Incorporation of St. Mary Land & Exploration Company dated November 11, 1992 (filed as Exhibit 3.1A to the registrant's Registration Statement on Form S-1 (Registration No. 33-53512) and incorporated herein by reference)
3.2 Certificate of Amendment to Certificate of Incorporation of St. Mary Land & Exploration Company dated June 22, 1998 (filed as Exhibit 3.2 to the registrant's Registration Statement on Form S-4 (Registration No. 333-85537) filed on August 19, 1999 and incorporated herein by reference)
3.3 Restated By-laws of St. Mary Land & Exploration Company as of June 15, 1994 (filed as Exhibit 3.3 to the registrant's Registration Statement on Form S-4 (Registration No. 333-85537) filed on August 19, 1999 and incorporated herein by reference)

Exhibit
Number   Description
------   -----------
4.1 St. Mary Land & Exploration Company Shareholder Rights Plan adopted on July 15, 1999 (filed as Exhibit 4.1 to the registrant's Quarterly Report on Form 10-Q/A (File No. 0-20872) for the quarter ended June 30, 1999 and incorporated herein by reference)
10.1 Stock Option Plan (filed as Exhibit 10.3 to the registrant's Registration Statement on Form S-1 (Registration No. 33-53512) and incorporated herein by reference)
10.2 Stock Appreciation Rights Plan (filed as Exhibit 10.4 to the registrant's Registration Statement on Form S-1 (Registration No. 33-53512) and incorporated herein by reference)
10.3 Cash Bonus Plan (filed as Exhibit 10.5 to the registrant's Registration Statement on Form S-1 (Registration No. 33-53512) and incorporated herein by reference)
10.4     Net  Profits  Interest  Bonus  Plan  (filed  as  Exhibit  10.6  to  the registrant's Registration Statement on Form S-1 (Registration No. 33-53512) and incorporated herein by reference)
10.5     Summary Plan  Description/Pension  Plan dated January 1, 1985 (filed as
         Exhibit 10.7 to the registrant's Registration Statement on Form S-1 (Registration No. 33-53512) and incorporated herein by reference)
10.6 Non-qualified Unfunded Supplemental Retirement Plan, as amended (filed as Exhibit 10.8 to the registrant's Registration Statement on Form S-1 (Registration No. 33-53512) and incorporated herein by reference)
10.7     Summary Plan Description Custom 401(k) Plan and Trust (filed as Exhibit
         10.10 to the registrant's Registration Statement on Form S-1 (Registration No. 33-53512) and incorporated herein by reference)
10.8 Stock Option Agreement - Mark A. Hellerstein (filed as Exhibit 10.11 to the registrant's Registration Statement on Form S-1 (Registration No. 33-53512) and incorporated herein by reference)
10.9 Stock Option Agreement - Ronald D. Boone (filed as Exhibit 10.12 to the registrant's Registration Statement on Form S-1 (Registration No. 33-53512) and incorporated herein by reference)
10.10 Employment Agreement between Registrant and Mark A. Hellerstein (filed as Exhibit 10.13 to the registrant's Registration Statement on Form S-1 (Registration No. 33-53512) and incorporated herein by reference)
10.11    Summary Plan  Description  401(k) Profit Sharing Plan( filed as Exhibit
         10.34 to the registrant's Annual Report on Form 10-K (File No. 0-20872) for the year ended December 31, 1994 and incorporated herein by reference)
10.12    Summary Plan Description/Pension Plan dated December 30, 1994 (filed as
         Exhibit 10.35 to the registrant's Annual Report on Form 10-K (File No. 0-20872) for the year ended December 31, 1994 and incorporated herein by reference)
10.13    Second Restated  Partnership  Agreement - Panterra  Petroleum (filed as
         Exhibit 10.41 to the registrant's Annual Report on Form 10-K (File No. 0-20872) for the year ended December 31, 1995 and incorporated herein by reference)
10.14 Purchase and Sale Agreement between Siete Oil & Gas Corporation and St. Mary Land & Exploration Company (filed as Exhibit 10.42 filed to the registrant's Current Report on Form 8-K (File No. 0-20872) dated June 28, 1996, as amended by Registrant's Current Report on Form 8-K/A (File No. 0-20872) dated June 28, 1996 and incorporated herein by reference)
10.15 Acquisition Agreement regarding the sale of St. Mary Land & Exploration Company's interest in the Russian joint venture (filed as Exhibit 10.43 filed to the registrant's Current Report on Form 8-K (File No. 0-20872) dated December 16, 1996 and incorporated herein by reference)
10.16 Employment Agreement between registrant and Ralph H. Smith, effective October 1, 1995 (filed as Exhibit 99 filed to the registrant's Current Report on Form 8-K (File No. 0-20872) dated January 28, 1997 and incorporated herein by reference)
10.17 St. Mary Land & Exploration Company Employee Stock Purchase Plan (filed as Exhibit 10.48 filed to the registrant's Annual Report on Form 10-K (File No. 0-20872) for the year ended December 31, 1997 and incorporated herein by reference)

Exhibit
Number   Description
------   -----------
10.18 Credit Agreement dated June 30, 1998 (filed as Exhibit 10.52 to the registrant's Quarterly Report on Form 10-Q (File No. 0-20872) for the quarter ended June 30, 1998 and incorporated herein by reference)
10.19 Purchase and Sale Agreement dated November 12, 1998 between ONEOK Resources Company (filed as Exhibit 10.53 filed to the registrant's Current Report on Form 8-K (File No. 0-20872) dated December 30, 1998 and incorporated herein by reference)
10.20 Credit Agreement between Panterra Petroleum and Colorado National Bank dated June 17, 1997 (filed as Exhibit 10.25 to the registrant's Annual Report on Form 10-K (File No. 0-20872) for the year ended December 31, 1998 and incorporated herein by reference)
10.21 Agreement between Summo Minerals Corporation, Summo USA Corporation, St. Mary Land & Exploration Company, and St. Mary Minerals Inc. re: the formation of Lisbon Valley Mining Company dated May 15, 1997 (filed as
         Exhibit 10.26 to the registrant's Annual Report on Form 10-K (File No. 0-20872) for the year ended December 31, 1998 and incorporated herein by reference)
10.22 Pledge and Security Agreement From Summo USA Corporation and Lisbon Valley Mining Co. LLC to St. Mary Minerals Inc. dated November 23, 1998 (filed as Exhibit 10.27 to the registrant's Annual Report on Form 10-K (File No. 0-20872) for the year ended December 31, 1998 and incorporated herein by reference)
10.23 Deed of Trust, Assignment of Rents and Security Agreement by Lisbon Valley Mining Co. LLC and Stewart Title Guaranty Company for the benefit of St. Mary Minerals Inc. dated November 23, 1998 (filed as
         Exhibit 10.28 to the registrant's Annual Report on Form 10-K (File No. 0-20872) for the year ended December 31, 1998 and incorporated herein by reference)
10.24 St. Mary Land & Exploration Company Incentive Stock Option Plan, As Amended on March 25, 1999 (filed as Exhibit 10.1 to registrant's Quarterly Report on Form 10-Q (File No. 0-20872) for the quarter ended March 31, 1999 and incorporated herein by reference)
10.25 St. Mary Land & Exploration Company Stock Option Plan, As Amended on March 25, 1999 (filed as Exhibit 10.2 to registrant's Quarterly Report on Form 10-Q (File No. 0-20872) for the quarter ended March 31, 1999 and incorporated herein by reference)
10.26 Net Profits Interest Bonus Plan, As Amended on September 19, 1996 and July 24, 1997 and January 28, 1999 filed as Exhibit 10.3 to registrant's Quarterly Report on Form 10-Q (File No. 0-20872) for the quarter ended March 31, 1999 and incorporated herein by reference)
10.27 Loan and Stock Purchase Agreement dated June 25, 1999 among Resource Capital Fund L.P., St. Mary Land & Exploration Company and St. Mary Minerals Inc.(filed as Exhibit 10.30 to the registrant's Registration Statement on Form S-4 (Registration No. 333-85537) filed on August 19, 1999 and incorporated herein by reference)
10.28 Credit Agreement dated June 25, 1999 among Summo Minerals Corporation, Summo USA Corporation, Resource Capital Fund L.P. and St. Mary Minerals Inc.(filed as Exhibit 10.31 to the registrant's Registration Statement on Form S-4 (Registration No. 333-85537) filed on August 19, 1999 and incorporated herein by reference)
10.29 Replacement Promissory dated June 25, 1999 payable to St. Mary Minerals Inc. in the amount of $1,400,000 (filed as Exhibit 10.32 to the registrant's Registration Statement on Form S-4 (Registration No. 333-85537) filed on August 19, 1999 and incorporated herein by reference)
10.30 Pledge and Security Agreement dated June 25, 1999 among Summo Minerals Corporation, Resource Capital Fund L.P., and St. Mary Minerals Inc.(filed as Exhibit 10.33 to the registrant's Registration Statement on Form S-4 (Registration No. 333-85537) filed on August 19, 1999 and incorporated herein by reference)
10.31 Pledge and Security Agreement dated June 25, 1999 among Summo USA Corporation, Resource Capital Fund L.P., and St. Mary Minerals Inc. (filed as Exhibit 10.34 to the registrant's Registration Statement on Form S-4 (Registration No. 333-85537) filed on August 19, 1999 and incorporated herein by reference)

Exhibit
Number   Description
------   -----------
10.32 Warrant Agreement dated June 25, 1999 among Summo Minerals Corporation, Resource Capital Fund L.P. and St. Mary Minerals Inc. (filed as Exhibit
         10.35  to  the   registrant's   Registration   Statement  on  Form  S-4
         (Registration No. 333-85537) filed on August 19, 1999 and incorporated herein by reference)
21.1*    Subsidiaries of Registrant
23.1*    Consent of Arthur Andersen LLP
23.2*    Consent of Ryder Scott Company, L.P.
24.1*    Power of Attorney (included on signature page of this document)
27.1*    Financial Data Schedule

* Filed herewith.

         (d) Financial Statement Schedules. See Item 14(c) above.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of St. Mary Land & Exploration Company and Subsidiaries:

We have audited the accompanying consolidated balance sheets of St. Mary Land & Exploration Company (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of St. Mary Land & Exploration Company and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

/s/ARTHUR ANDERSEN LLP

Denver, Colorado,
    February 17, 2000

ITEM 8.  FINANCIAL STATEMENTS AND SUPLEMENTARY DATA

              ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                ASSETS                                            December 31,
                                ------                                            ------------
                                                                                1999        1998
                                                                                ----        ----
Current assets:
    Cash and cash equivalents                                                 $  14,195   $  7,821
    Accounts receivable                                                          22,971     17,937
    Prepaid expenses and other                                                    2,173        795
    Refundable income taxes                                                          26        391
    Deferred income taxes                                                            90        125
                                                                             ----------------------
        Total current assets                                                     39,455     27,069
                                                                             ----------------------
Property and equipment (successful efforts method), at cost:
    Proved oil and gas properties                                               292,323    241,021
    Less accumulated depletion, depreciation and amortization                  (142,680)  (124,541)
    Unproved oil and gas properties, net of impairment
      allowance of $8,984 in 1999 and $5,987 in 1998                             28,556     25,588
    Other property and equipment, net of accumulated depreciation
      of $3,033 in 1999 and $2,294 in 1998                                        2,465      1,757
                                                                             ----------------------
                                                                                180,664    143,825
Other assets:                                                                ----------------------
    Khanty Mansiysk Oil Corporation receivable and stock                          5,110      6,839
    Summo Minerals Corporation  investment and receivable                         1,655      2,869
    Restricted cash                                                                   -        720
    Other assets                                                                  3,554      3,175
                                                                             ----------------------
                                                                                 10,319     13,603
                                                                             ----------------------
                                                                              $ 230,438  $ 184,497
                                                                             ======================
                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses                                     $  25,743  $  16,926
    Current portion of stock appreciation rights                                    272        358
                                                                             ----------------------
        Total current liabilities                                                26,015     17,284
                                                                             ----------------------
Long-term liabilities:
    Long-term debt                                                               13,000     19,398
    Deferred income taxes                                                           501     11,158
    Stock appreciation rights                                                       455        422
    Other noncurrent liabilities                                                  1,380      1,493
                                                                             ----------------------
                                                                                 15,336     32,471
                                                                             ----------------------
Commitments and contingencies (Notes 1,6,7,8)
                                                                             ----------------------
Minority interest                                                                   315          -
                                                                             ----------------------
Stockholders' equity:
Common stock, $.01 par value: authorized  - 50,000,000 shares;
  issued and outstanding - 13,946,955 shares in 1999 and
10,992,447 shares in 1998                                                           139        110
Additional paid-in capital                                                      124,114     67,761
Treasury stock - 182,800 shares in 1999 and 147,800shares in 1998, at cost       (2,995)    (2,470)
Retained earnings                                                                67,230     69,341
Unrealized gain on marketable equity securities, net of taxes                       284          -
                                                                             ----------------------
Total stockholders' equity                                                      188,772    134,742
                                                                             ----------------------
                                                                              $ 230,438  $ 184,497
                                                                             ======================

                   The accompanying notes are an integral part of these consolidated financial statements.

              ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                                             For the Years Ended December 31,
                                                                             --------------------------------
                                                                               1999         1998        1997
                                                                               ----         ----        ----
Operating revenues:
     Oil and gas production                                                 $ 72,494     $ 70,648    $ 75,764
     Gain on sale of Russian joint venture                                         -            -       9,671
     Gain (loss) on sale of proved properties                                    (55)       7,685       4,220
     Other oil and gas revenue                                                 1,166          352       1,145
     Other revenues                                                              416           59         246
                                                                            ----------------------------------
         Total operating revenues                                             74,021       78,744      91,046
                                                                            ----------------------------------
Operating expenses:
    Oil and gas production                                                    18,681       17,005      15,258
    Depletion, depreciation and amortization                                  22,574       24,912      18,366
    Impairment of proved properties                                            3,982       17,483       5,202
    Exploration                                                               11,593       11,705       6,847
    Abandonment and impairment of unproved properties                          6,616        4,457       2,077
    General and administrative                                                 9,172        7,097       7,645
    Writedown of Russian convertible receivable                                    -        4,553           -
    Writedown of investment in Summo Minerals Corporation                          -        3,949           -
    Loss in equity investees                                                      58          661         325
    Minority interest and other                                                1,744          141         281
                                                                            ----------------------------------
        Total operating expenses                                              74,420       91,963      56,001
                                                                            ----------------------------------

Income (loss) from operations                                                   (399)     (13,219)     35,045

Nonoperating income and (expense):
    Interest income                                                            1,008          638       1,043
    Interest expense                                                            (933)      (1,665)     (1,142)
                                                                             ----------------------------------
Income (loss) from continuing operations before income taxes                    (324)     (14,246)     34,946
Income tax expense (benefit)                                                    (406)      (5,415)     12,325
                                                                            ----------------------------------
Income (loss) from continuing operations                                          82       (8,831)     22,621
Gain on sale of discontinued operations, net of taxes
  of $17 in 1998 and $252 in 1997                                                  -           34         488
                                                                            ----------------------------------
Net income (loss)                                                           $     82     $ (8,797)   $ 23,109
                                                                            ==================================
Basic earnings per common share:
    Income (loss)  from continuing operations                               $    .01     $   (.81)   $   2.13
    Gain on sale of discontinued operations                                        -            -         .05
                                                                            ----------------------------------
Basic net income (loss) per common share                                    $    .01     $   (.81)   $   2.18
                                                                            ==================================
Diluted earnings per common share:
    Income (loss) from continuing operations                                $    .01     $   (.81)   $   2.10
    Gain on sale of discontinued operations                                        -            -         .05
                                                                            ---------------------------------
Diluted net income (loss) per common share                                  $    .01     $   (.81)   $   2.15
                                                                            ==================================

Basic weighted average shares outstanding                                     11,099       10,937      10,620
                                                                            =================================
Diluted weighted average shares outstanding                                   11,164       10,937      10,753
                                                                            =================================

                   The accompanying notes are an integral part of these consolidated financial statements.

              ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (In thousands, except share amounts)

                                                                                                        Accumulated
                                                Common Stock   Additional            Treasury Stock       Other           Total
                                              ---------------    Paid-in  Retained  ----------------   Comprehensive   Stockholder's
                                              Shares   Amount    Capital  Earnings  Shares    Amount      Income          Equity
                                           --------------------------------------------------------------------------------------
Balance, December 31, 1996                   8,759,214    $ 88  $ 15,801 $ 59,303         -  $     -       $ (32)     $ 75,160

Comprehensive income:
    Net income                                       -       -         -   23,109         -        -           -        23,109
    Unrealized gain on marketable equity
        securities, net of taxes                     -       -         -        -         -        -          32            32
                                                                                                                        ------
    Total comprehensive income                                                                                          23,141
                                                                                                                        ------
Cash dividends, $ .20 per share                      -       -         -   (2,084)        -        -           -        (2,084)
Purchase and retirement of common stock            (55)      -        (2)       -         -        -           -            (2)
Sale of common stock, net of income tax
    benefit of stock option exercises        2,217,664      22    51,627        -         -        -           -        51,649
Directors' stock compensation                    3,600       -        68        -         -        -           -            68
                                           ------------------------------------------------------------------------------------
Balance, December 31, 1997                  10,980,423     110    67,494   80,328         -        -           -       147,932

Comprehensive income:
    Net loss                                         -       -         -   (8,797)        -        -           -        (8,797)
                                                                                                                        -------
    Total comprehensive income                                                                                          (8,797)
                                                                                                                        -------
Cash dividends, $ .20 per share                      -       -         -   (2,190)        -        -           -        (2,190)
Treasury stock purchases                             -       -         -        -  (147,800)  (2,470)          -        (2,470)
Issuance for Employee Stock Purchase Plan        8,424       -       172        -         -        -           -           172
Directors' stock compensation                    3,600       -        95        -         -        -           -            95
                                           ------------------------------------------------------------------------------------
Balance, December 31, 1998                  10,992,447     110    67,761   69,341  (147,800)  (2,470)          -       134,742

Comprehensive income:
Net Income                                           -       -         -       82         -        -           -            82
Unrealized gain on marketable equity
    securities, net of taxes                         -       -         -        -         -        -         284           284
                                                                                                                        -------
Total comprehensive income                                                                                                 366
                                                                                                                        -------
Cash dividends, $ .20 per share                      -       -         -   (2,193)        -        -           -        (2,193)
Treasury stock purchases                             -       -         -        -   (35,000)    (525)          -          (525)
Issuance for Employee Stock Purchase Plan       16,397       -       258        -         -        -           -           258
Employee Stock Purchase Plan disqualified
    distributions                                    -       -        20        -         -        -           -            20
Sale of common stock, net of income
    tax benefit of stock option exercises        8,830       -       124        -         -        -           -           124
Directors' stock compensation                    3,600       -        57        -         -        -           -            57
Issuance of common stock for Acquisition
    of Nance Petroleum Corporation             259,494       3     3,088        -         -        -           -         3,091
Issuance of common stock for Acquisition
    of King Ranch Energy, Inc                2,666,187      26    52,806        -         -        -           -        52,832
                                           ------------------------------------------------------------------------------------
Balance, December 31, 1999                  13,946,955   $ 139  $124,114 $ 67,230  (182,800) $(2,995)      $ 284     $ 188,772
                                           ====================================================================================

                   The accompanying notes are an integral part of these consolidated financial statements.

              ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                             For the Years Ended December 31,
                                                                             --------------------------------
                                                                               1999        1998        1997
                                                                               ----        ----        ----
Reconciliation of net income to net cash provided by operating activities:
 Net income (loss)                                                            $     82    $ (8,797)   $ 23,109
 Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
     Gain on sale of Russian joint venture                                           -           -      (9,671)
     Writedown of Russian convertible receivable                                     -       4,553           -
     Writedown of investment in Summo Minerals Corporation                           -       3,949           -
     Loss (gain) on sale of proved properties                                       55      (7,685)     (4,220)
     Depletion, depreciation and amortization                                   22,574      24,912      18,366
     Impairment of proved properties                                             3,982      17,483       5,202
     Exploration                                                                 4,991       4,892       1,638
     Abandonment and impairment of unproved properties                           6,616       4,457       2,077
     Loss in equity investees                                                       58         661         325
     Deferred income taxes                                                        (898)     (5,431)     10,799
     Other                                                                         (29)        378         428
                                                                             ----------------------------------
                                                                                37,431      39,372      48,053
 Changes in current assets and liabilities:
     Accounts receivable                                                         4,983       6,502      (3,235)
     Prepaid expenses                                                              839      (2,109)      2,162
     Refundable income taxes                                                       365        (145)       (189)
     Accounts payable and accrued expenses                                      (2,812)      1,762      (2,359)
     Stock appreciation rights                                                     (86)          7      (1,199)
     Deferred income taxes                                                          35          (3)       (122)
                                                                             ----------------------------------
 Net cash provided by operating activities                                      40,755      45,386      43,111
                                                                             ----------------------------------
 Cash flows from investing activities:
     Proceeds from sale of oil and gas properties                                1,056      23,380       7,723
     Capital expenditures                                                      (34,994)    (54,375)    (54,164)
     Acquisition of oil and gas properties                                      (5,294)     (4,204)    (27,291)
     Sale of Russian joint venture                                                   -          75       5,608
     Sale of Chelsea Corporation                                                 2,066           -           -
     Investment in and loans to Summo Minerals Corporation                        (287)       (788)     (2,332)
     Collections on loan to Summo Minerals Corporation                           2,163           -           -
     Receipts from restricted cash                                                 720       7,275       9,747
     Deposits to restricted cash                                                     -      (7,995)     (6,829)
     Cash received in the purchase of Nance Petroleum Corporation                  635           -           -
     Cash received in the purchase of King Ranch Energy, Inc.                   12,068           -           -
     Other                                                                        (376)       (350)         61
                                                                             ----------------------------------
 Net cash used in investing activities                                         (22,243)    (36,982)    (67,477)
                                                                             ----------------------------------
 Cash flows from financing activities:
     Proceeds from long-term debt                                               29,750      54,579      22,837
     Repayment of long-term debt                                               (39,537)    (57,787)    (43,819)
     Proceeds from sale of common stock, net of offering costs                     311         173      51,207
     Repurchase of common stock                                                   (525)     (2,470)          -
     Dividends paid                                                             (2,193)     (2,190)     (2,084)
     Other                                                                          56           -          (1)
                                                                             ----------------------------------
 Net cash (used in) provided by financing activities                           (12,138)     (7,695)     28,140
                                                                             ----------------------------------

 Net increase in cash and cash equivalents                                       6,374         709       3,774
 Cash and cash equivalents at beginning of period                                7,821       7,112       3,338
                                                                             ----------------------------------
 Cash and cash equivalents at end of period                                   $ 14,195    $  7,821    $  7,112
                                                                             ==================================

                   The accompanying notes are an integral part of these consolidated financial statements.

              ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Supplemental   schedule  of  additional   cash  flow   information  and  noncash
activities:

                                                For the Years Ended December 31,
                                                --------------------------------
                                                   1999         1998        1997
                                                   ----         ----        ----
                                                           (in thousands)
      Cash paid for interest                    $   916     $  1,650    $  1,248

      Cash paid for income taxes                     92          307       1,864

      Cash paid for exploration expenses         11,826       11,873       6,462

In February 1997 the Company sold its interest in the Russian joint venture for $17,609,000, receiving $5,608,000 of cash, $1,869,000 of Khanty Mansiysk Oil Corporation common stock, and a $10,134,000 receivable in a form equivalent to a retained production payment.

In February 1997 the Company issued 3,600 shares of common stock to its directors and recorded compensation expense of $68,175.

In June 1997 an officer of the Company exercised 14,072 options to buy common stock at $20.50 per share. As payment of the exercise price and taxes due, the Company accepted 11,022 of the exercised shares, resulting in an increase in shares outstanding of 3,050.

In January 1998 the Company issued 3,600 shares of common stock to its directors and recorded compensation expense of $94,500.

In January 1999 the Company issued 3,600 shares of common stock to its directors and recorded compensation expense of $54,612.

In June 1999 the Company acquired Nance Petroleum Corporation and Quanterra Alpha Limited Partnership for 259,494 shares of the Company's common stock valued at $3,091,000 together with the assumption of $3,189,000 of Nance Petroleum Corporation debt. The acquisition was accounted for as a purchase.

In December 1999 the Company acquired King Ranch Energy, Inc. for 2,666,187 shares of the Company's common stock valued at $52,832,000. The acquisition was accounted for as a purchase.

Following is a table of the non cash items acquired in the 1999 purchases of Nance Petroleum Corporation and King Ranch Energy, Inc.:

                                                             Nance    King Ranch
                                                           Petroleum    Energy
                                                           ---------    ------
                                                               (in thousands)
      Accounts receivable & other assets                   $   789     $  9,772
      Property & equipment                                   6,365       25,056
      Accounts payable                                        (642)      (4,490)
      Deferred income taxes                                   (667)      10,426
      Long term debt                                        (3,389)           -

                   The accompanying notes are an integral part of these consolidated financial statements.

              ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

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

    Basis of Presentation:

         The  consolidated  financial  statements  include  the  accounts of the
Company and its wholly-owned subsidiaries. Subsidiaries that are not wholly-owned are accounted for using full consolidation with minority interest or by the equity or cost method as appropriate. All significant intercompany accounts and transactions have been eliminated.

         The Company accounts for its investment in Summo Minerals Corporation ("Summo") under the cost method of accounting. The accounting for this investment was changed from the equity method to the cost method in June 1999 due to a transfer of common shares that reduced the Company's ownership percentage from 37% to 18%. The Company accounted for its investment in The Limited Liability Company Chernogorskoye (the "Russian joint venture") under the equity method until February 1997, when the Russian joint venture investment was sold. The Company's interests in other oil and gas ventures and partnerships were proportionately consolidated until September 1999. The Company's interests are now accounted for using full consolidation with minority interest, including its 58% investment in Box Church Gas Gathering, LLC and its 90% investment in Roswell, LLC. The Company's 74% investment in Panterra Petroleum ("Panterra") was proportionately consolidated until June 1999 when the remaining 26% was acquired through the purchase of Nance Petroleum Corporation ("Nance").

    Cash and Cash Equivalents:

         The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. The carrying value of cash and cash equivalents approximates fair value because the instruments have maturity dates of three months or less.

    Concentration of Credit Risk:

         Substantially all of the Company's receivables are within the oil and gas industry, primarily from purchasers of oil and gas and from joint interest owners. Although diversified within many companies, collectability is dependent upon the general economic conditions of the industry. The receivables are not collateralized and to date, the Company has had minimal bad debts.

         The Company has accounts with separate banks in Denver, Colorado; Houston, Texas; and Shreveport, Louisiana. At December 31, 1999 and 1998, the Company had $12,120,000 and $4,697,000, respectively, invested in money market funds consisting of corporate commercial paper, repurchase agreements and U.S. Treasury obligations. The Company's policy is to invest in conservative, highly rated instruments and to limit the amount of credit exposure to any one institution.

    Oil and Gas Producing Activities:

         The Company follows the successful efforts method of accounting for its oil and gas properties. Under this method of accounting, all property acquisition costs and costs of exploratory and development wells are capitalized when incurred, pending determination of whether the well has found proved reserves. If an exploratory well has not found proved reserves, the costs of drilling the well are charged to expense. Exploratory dry hole costs are included in cash flows from investing activities within the consolidated statements of cash flows. The costs of development wells are capitalized whether productive or nonproductive.

         Geological and geophysical costs on exploratory prospects and the costs of carrying and retaining unproved properties are expensed as incurred. An impairment allowance is provided on a property-by-property basis when the Company determines that the unproved property will not be developed. Depletion, depreciation and amortization ("DD&A") of capitalized costs of proved oil and gas properties is provided on a field-by-field basis using the units of production method based upon proved reserves. The computation of DD&A takes into consideration restoration, dismantlement and abandonment costs and the anticipated proceeds from equipment salvage. The estimated restoration, dismantlement and abandonment costs for onshore properties are expected to be offset by the estimated residual value of lease and well equipment. The Company had a recorded offshore abandonment liability of $8,627,000 as of December 31, 1999 based on total expected abandonment costs of $10,446,000. This liability is included in accumulated DD&A on the consolidated balance sheets. The Company recorded $34,000 of offshore abandonment liability accretion as part of DD&A expense in the consolidated statements of operations for the year ended December 31, 1999.

         The Company reviews its long-lived assets for impairments when events or changes in circumstances indicate that an impairment may have occurred. The impairment test compares the expected undiscounted future net revenues on a field-by-field basis with the related net capitalized costs at the end of each period. Expected future cash flows are calculated on all proved reserves with a 15% discount rate using escalated prices and including the estimated effects of the Company's hedging contracts in place at year end. When the net capitalized costs exceed the undiscounted future net revenue of a property, the cost of the property is written down to fair value, which is determined using discounted future net revenues. During 1999, 1998 and 1997 the Company recorded impairment charges for proved properties of $3,982,000, $17,483,000 and $5,202,000, respectively.

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

    Other Property and Equipment:

         Other property and equipment is recorded at cost. Costs of renewals and improvements that substantially extend the useful lives of the assets are capitalized. Maintenance and repairs are expensed when incurred. Depreciation is provided using the straight-line method over the estimated useful lives of the assets from 3 to 15 years. Gains and losses on dispositions of other property and equipment are included in the results of operations.

    Restricted Cash:

         Proceeds from certain sales of oil and gas producing properties are held in escrow and restricted for future acquisitions under a tax-free exchange agreement. These funds are invested in money market funds consisting of corporate commercial paper, repurchase agreements and U.S. Treasury obligations and are carried at cost, which approximates market.

    Gas Balancing:

         The Company uses the sales method to account for gas imbalances. Under this method, revenue is recorded on the basis of gas actually sold by the Company. The Company records revenue for its share of gas sold by other owners that cannot be volumetrically balanced in the future due to insufficient remaining reserves. Related receivables totaling $2,209,000 at December 31, 1999 and $1,928,000 at December 31, 1998 are included in other assets in the accompanying balance sheets. The Company also reduces revenue for gas sold by the Company that cannot be volumetrically balanced in the future due to insufficient remaining reserves. Related payables totaling $733,000 at December 31, 1999 and $872,000 at December 31, 1998 are included in other liabilities in the accompanying balance sheets. The Company's remaining underproduced gas balancing position is included in the Company's proved oil and gas reserves (see
Note 12).

    Financial Instruments:

         The Company periodically uses commodity contracts to hedge or otherwise reduce the impact of oil and gas price fluctuations. Gains and losses on commodity hedge contracts are recognized as an adjustment to revenues when the related oil or gas is sold. Cash flows from such transactions are included in oil and gas operations.

         In connection with these hedging transactions, the Company may be exposed to nonperformance by other parties to such agreements, thereby subjecting the Company to current oil and gas prices. However, the Company only enters into hedging contracts with large financial institutions and does not anticipate nonperformance by these institutions.

         In June 1998 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999 the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133" which extended the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. The Statement requires companies to report all derivatives at fair value as either assets or liabilities and bases the accounting treatment of the derivatives on the reasons an entity holds the instrument. The Company is currently reviewing the effects this Statement will have on the financial statements in relation to the Company's hedging activities.

    Income Taxes:

         Deferred income taxes are provided on the difference between the tax basis of an asset or liability and its carrying amount in the financial statements. This difference will result in taxable income or deductions in future years when the reported amount of the asset or liability is recovered or settled, respectively.

    Earnings Per Share:

         Basic net income per common share of stock is calculated by dividing net income by the weighted average of common shares outstanding during each year. Diluted net income per common share of stock is calculated by dividing net income by the weighted average of outstanding common shares and other dilutive securities. Dilutive securities of the Company consist entirely of outstanding options to purchase the Company's common stock. As of December 31, 1999, there were 65,678 outstanding securities that would be considered dilutive. The outstanding dilutive securities for the years ended December 31, 1998 and 1997 were 66,748 and 132,666, respectively. However, as the Company was in a net loss position for the year ended December 31, 1998, all of the outstanding options at that date were considered anti-dilutive and were therefore excluded from the diluted earnings per share calculation. All net income of the Company is available to common stockholders.

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

    Comprehensive Income:

         In 1998 the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income consists of net income and unrealized gains and losses on marketable equity securities held for sale and is presented in the consolidated statements of stockholders' equity. The initial adoption of SFAS No. 130 had no impact on total stockholders' equity. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

    Major Customers:

         During 1999 one customer individually accounted for 13.3% of the Company's total oil and gas production revenue. During 1998 no individual customer accounted for 10% or more of the Company's total oil and gas production revenue. During 1997 two customers individually accounted for 10.6% and 10.2% of the Company's total oil and gas production revenue.

    Industry Segment and Geographic Information:

         The Company operates predominantly in one industry segment, which is the exploration, development and production of natural gas and crude oil, and all of the Company's operations are conducted in the United States. Consequently, the Company currently reports as a single industry segment.

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

    Reclassifications:

         Certain amounts in the 1998 and 1997 consolidated financial statements have been reclassified to correspond to the 1999 presentation.

2.   Accounts Receivable:

         Accounts receivable are composed of the following:

                                                          December 31,
                                                   --------------------------
                                                       1999         1998
                                                   ------------- ------------
                                                         (In thousands)

         Accrued oil and gas sales                      $17,672      $ 7,170
         Due from joint interest owners                   3,736        7,868
         Other                                            1,563        2,899
                                                   ------------- ------------
         Total accounts receivable                      $22,971      $17,937
                                                   ============= ============

3.   Acquisitions

         On June 1, 1999, the Company completed the purchase of Nance and Quanterra Alpha Limited Partnership for 259,494 shares of the Company's common stock valued at $3,091,000 together with transaction costs of $56,000 and the assumption of $3,189,000 of Nance debt. The acquisition included the 26% of Panterra the Company did not previously own, as well as certain other properties. The properties acquired are located in the Williston Basin of Montana and North Dakota. The acquisition was accounted for as a purchase.

         On December 17, 1999, the Company completed the purchase of KRE for 2,666,187 shares of common stock valued at $52,832,000 together with transaction costs of $2,339,000. After the acquisition, KRE's name was changed to St. Mary Energy Company ("SMEC"). The acquired properties are located primarily in the Gulf of Mexico and the onshore Gulf Coast. The KRE acquisition has been accounted for by the purchase method of accounting and, accordingly, the results of operations of KRE for the period from December 17 to December 31, 1999 are included in the accompanying consolidated financial statements. The purchase price has been preliminarily allocated based on estimated fair values at the date of acquisition, pending final determination of certain acquired balances. The following unaudited pro forma information presents a summary of the consolidated results of operations as if the acquisition had occurred at the beginning of the periods presented.

                                                           Year                  Year
                                                           Ended                 Ended
                                                       December 31,          December 31,
                                                       ------------          ------------
                                                           1999                  1998
                                                           ----                  ----
                                                               (unaudited, in thousands
                                                               except per share amounts)
Total operating revenues                              $     118,654         $     118,151
Net income (loss) from continuing operations          $       1,676         $     (7,523)
Basic net income (loss) per share from
       continuing operations                          $        0.17         $      (0.55)
Diluted net income (loss) per share from
       continuing operations                          $        0.17         $      (0.55)

         These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments such as reduced depreciation to reflect lower fair market values assigned to oil and gas properties and elimination of interest expense for a note payable to the parent corporation. They do not purport to be indicative of results of operations that actually would have resulted had the combination occurred at the beginning of the periods presented, or future results of operations of the consolidated entities.

4.   Income Taxes:

         The provision for income taxes consists of the following:

                                                              For the Years Ended
                                                                 December 31,
                                                                 ------------
                                                         1999         1998         1997
                                                         ----         ----         ----
                                                                 (In thousands)
  Current taxes:
    Federal                                          $       183   $      213   $      485
    State                                                    315          141          972
  Deferred taxes                                            (940)      (5,752)      10,677
  Benefit of deduction for stock option exercises             36            -          443
                                                     -------------------------------------
   Total income tax expense (benefit)                $      (406)  $   (5,398)  $   12,577
                                                     =====================================

  Continuing operations                              $      (406)  $   (5,415)  $   12,325
  Discontinued operations                                      -           17          252
                                                     -------------------------------------
    Total income tax expense (benefit)               $      (406)  $   (5,398)  $   12,577
                                                     =====================================

         The above taxes from continuing operations are net of alternative fuels credits (Internal Revenue Code Section 29) of $283,000 in 1999, $315,000 in 1998 and $525,000 in 1997.

         The components of the net deferred tax liability are as follows:

                                                              December 31,
                                                              ------------
                                                            1999        1998
                                                            ----        ----
                                                            (In thousands)
   Deferred tax liabilities:
       Oil and gas properties                           $   3,314    $ 13,194
       Other                                                  581         833
                                                        ----------------------
     Total deferred tax liabilities                         3,895      14,027
                                                        ----------------------
   Deferred tax assets:
       Other, primarily employee benefits                     611         696
       State tax net operating loss carryforward            1,717       1,255
       State and federal income tax benefit                   876         930
       Alternative minimum tax credit carryforward          1,278       1,123
                                                        ----------------------
     Total deferred tax assets                              4,482       4,004
     Valuation allowance                                     (998)     (1,010)
                                                        ----------------------
     Net deferred tax assets                                3,484       2,994
                                                        ----------------------
   Total net deferred tax liabilities                         411      11,033
   Current deferred income tax assets                          90         125
                                                        ----------------------
   Non-current net deferred tax liabilities             $     501    $ 11,158
                                                        ======================

         In accordance with SFAS 109 the Company records purchase adjustments to its long-term deferred income tax liability accounts. These adjustments more closely align book and tax basis at the time of acquisition and mitigate the effect of deferred income tax expense or reduced deferred income tax benefit on future net income before income tax from acquisitions that utilize the purchase method and that are considered to be tax-free basis transfers for tax accounting purposes. During 1999 the Company adjusted its long-term deferred income tax liability account for a $667,000 increase relating to its Nance stock acquisition and recorded a $10,426,000 decrease for its KRE stock acquisition, as Nance's book basis was greater than its tax basis, and KRE's tax basis was greater than its book basis.

         At December 31, 1999, the Company had state net operating loss carryforwards of approximately $33,200,000 which expire between 2000 and 2013 and Federal alternative minimum tax credit carryforwards of $1,278,000 which may be carried forward indefinitely. The Company's valuation allowance relates in part to its state net operating loss carryforwards, since the Company anticipates that a portion of the carryovers from prior years will expire before they can be utilized, and in part to a portion of the anticipated state benefit from federal income tax expense incurred as the Company's existing taxable temporary differences reverse. The net change in valuation allowance in 1999 results from the state benefit of federal income tax which is now offset by reversing state temporary differences.

         Federal income tax expense and benefit differs from the amount that would be provided by applying the statutory U.S. Federal income tax rate to income before income taxes for the following items:

                                                      For the Years Ended December 31,
                                                      --------------------------------
                                                     1999           1998          1997
                                                     ----           ----          ----
                                                               (In thousands)
  Federal statutory taxes                          $    (137)   $   (4,843)    $  11,881
  Increase (reduction) in taxes resulting from:
     State taxes (net of Federal benefit)                105           191           758
     Statutory depletion                                (110)         (119)         (174)
     Alternative fuels credits (Section 29)             (283)         (315)         (525)
     Change in valuation allowance                       (17)         (289)          401
     Other                                                36           (40)          (16)
                                                   --------------------------------------
 Income tax expense (benefit) from
     continuing operations                         $    (406)   $   (5,415)    $  12,325
                                                   ======================================

5.   Long-term Debt and Notes Payable:

         On June 30, 1998, the Company entered into a long-term revolving credit agreement with a maximum loan amount of $200.0 million. The lender may periodically re-determine the aggregate borrowing base depending upon the value of the Company's oil and gas properties and other assets. In May 1999 the borrowing base was set at $80.0 million by the lender. At December 31, 1999, the accepted borrowing base was $40.0 million. The credit agreement has a maturity date of December 31, 2005, and includes a revolving period that matures on December 31, 2000. The Company can elect to allocate up to 50% of available borrowings to a short-term tranche due in 364 days. The Company must comply with certain covenants including maintenance of stockholders' equity at a specified level and limitations on additional indebtedness. As of December 31, 1999 and 1998, $13.0 million and $10.5 million, respectively, was outstanding under this credit agreement. These outstanding balances accrue interest at rates determined by the Company's debt to total capitalization ratio. During the revolving period of the loan, loan balances accrue interest at the Company's option of either (a) the higher of the Federal Funds Rate plus 1/2% or the prime rate, or (b) LIBOR plus 1/2% when the Company's debt to total capitalization is less than 30%, up to a maximum of either (a) the higher of the Federal Funds Rate plus 5/8% or the prime rate plus 1/8%, or (b) LIBOR plus 1-1/4% when the Company's debt to total capitalization is equal to or greater than 50%. At December 31, 1999, the Company's debt to capitalization ratio as defined under the credit agreement was 6.4%.

         Panterra, in which the Company owned a 74% general partnership interest, maintained a separate credit facility with a $21.0 million borrowing base as of December 31, 1998. Outstanding borrowings under this separate credit facility were $12.0 million as of December 31, 1998. St. Mary's portion of the December 31, 1998, outstanding balance was $8.9 million. In June 1999 the Company used its primary credit facility to retire the balance due on the Panterra credit facility.

         The carrying value of long-term debt approximates fair value because the debt is variable rate and reprices in the short term.

         The Company's estimated annual principal payments under the credit agreement for the next five years are as follows:

                   Years Ending
                   December 31,           (In thousands)
              -----------------------   -------------------
                       2000                     $     -
                       2001                       2,600
                       2002                       2,600
                       2003                       2,600
                       2004                       2,600
                    Thereafter                    2,600
                                           -------------
                      Total                     $13,000
                                           =============

6.   Commitments and Contingencies:

         The Company leases office space under various operating leases with terms extending as far as November 30, 2004. The Company has noncancelable annual subleases with affiliates of approximately $79,000 for the same term as the Company's primary office lease. Rent expense, net of sublease income, was $611,000, $484,000 and $447,000 in 1999, 1998 and 1997, respectively. The
Company also leases office equipment under various operating leases. The annual minimum lease payments for the next five years are presented below:

                  Years Ending
                  December 31,           (In thousands)
             -----------------------   -------------------
                      2000                       $ 888
                      2001                         891
                      2002                         630
                      2003                         299
                      2004                         101

         As of December 31, 1999, the Company, as Operator, had a turnkey contract in place with a drilling contractor for the Company's 1999 test well at South Horseshoe Bayou. St. Mary's obligation to pay $5.6 million to the contractor was contingent upon the well reaching a depth of 16,000 feet. In February 2000 the well reached the specified depth, and St. Mary paid the amount due under the contract. The Company's net share of the amount paid under the contract was $2.3 million

         The Company realized a net loss of $2,561,000 on commodity contracts for the year ended December 31, 1999, a net gain of $1,873,000 for the year ended December 31, 1998, and a net loss of $3,242,000 for the year ended December 31, 1997.

         The Company had the following commodity contracts in place as of December 31, 1999, to hedge or otherwise reduce the impact of oil and gas price fluctuations:

Swaps
-----
                            Average
                            -------
Product                  Volumes/month            Fixed Price        Duration
-------                  -------------            -----------        --------
Natural Gas               30,000 MMBtu            $2.4633          1/00 -  6/01
Natural Gas              250,000 MMBtu            $2.4150          1/00 - 12/00
Natural Gas              250,000 MMBtu            $2.5000          1/00 - 12/00
Natural Gas               15,000 MMBtu            $2.1800          1/00 - 12/00
Natural Gas               37,000 MMBtu            $2.2100          1/00 - 12/00
Natural Gas               13,000 MMBtu            $2.3000          1/00 - 12/00
Natural Gas               18,000 MMBtu            $2.2600          1/00 - 12/00
Oil                         4,000 Bbls           $15.2078          1/00 -  5/01
Oil                         7,000 Bbls           $16.3000          1/00 - 12/00
Oil                         7,500 Bbls           $14.7500          1/00 - 12/00
Oil                         7,000 Bbls           $21.0500          1/00 - 12/00
Oil                        15,000 Bbls           $27.0118          1/00 - 12/00
Oil                        10,000 Bbls           $23.1432          3/00 -  7/00

Collars
-------
                    Average
                    -------
Product          Volumes/month   Ceiling Price     Floor Price    Duration
-------          -------------   -------------     -----------    --------
Natural Gas      200,000 MMBtu      $2.6500           $2.0000       1/00 - 12/00
Natural Gas      150,000 MMBtu      $2.5000           $2.0000       1/00 - 12/00
Natural Gas      199,000 MMBtu      $2.9400           $2.3000       1/00 - 12/00
Natural Gas      197,000 MMBtu      $2.9000           $2.3000       1/00 - 12/00
Natural Gas      150,000 MMBtu      $2.9400           $2.3000       1/01 - 12/01
Natural Gas      150,000 MMBtu      $2.9000           $2.3000       1/01 - 12/01
Natural Gas      250,000 MMBtu      $2.8775           $2.3540       1/01 - 12/01
Natural Gas      250,000 MMBtu      $2.8192           $2.3540       1/01 - 12/01
Oil                 7,000 Bbls     $17.7500          $17.5000       1/00 - 12/00
Oil                 7,000 Bbls     $21.0000          $18.0000       1/00 - 12/00
Oil                10,000 Bbls     $20.6400          $16.4400       1/00 - 12/00
Oil                10,000 Bbls     $20.9000          $16.7000       1/00 - 12/00
Oil                10,000 Bbls     $25.1000          $19.5000       1/00 - 12/00
Oil                12,500 Bbls     $27.0000          $17.0000       1/00 - 12/00
Oil                 7,500 Bbls     $20.6400          $16.4400       1/01 - 12/01
Oil                 7,500 Bbls     $20.9000          $16.7000       1/01 - 12/01

         The fair value of the Company's commodity hedging contracts based on year-end futures pricing would have caused the Company to pay approximately $2,299,000 if these contracts had been terminated on December 31, 1999.

         The Company seeks to protect its rate of return on acquisitions of producing properties by hedging up to the first 24 months of an acquisition's production at prices approximately equal to or greater than those used in the
Company's acquisition evaluation and pricing model. The Company also periodically uses hedging contracts to hedge or otherwise reduce the impact of oil and gas price fluctuations on production from each of its core operating areas. The Company's strategy is to ensure certain minimum levels of operating cash flow and to take advantage of windows of favorable commodity prices. The Company generally attempts to limit its aggregate hedge position to no more than 50% of its total production. The Company seeks to minimize basis risk and indexes the majority of its oil hedges to NYMEX prices and the majority of its gas hedges to various regional index prices associated with pipelines in proximity to the Company's areas of gas production. Including hedges entered into since December 31, 1999, and those detailed above, the Company has hedged as follows:

Swaps:
------
                                 Average
                                 -------
         Year    Product        Percentage    Fixed Price         Pricing
         ----    -------        ----------    -----------         -------
         2000    Natural Gas       17%            $2.4269         MMBtu
         2001    Natural Gas       <1%            $2.4633         MMBtu
         2000    Oil               22%            $20.9634        Bbl
         2001    Oil                1%            $15.7600        Bbl

Collars:
--------
                                               Highest         Lowest
                                               -------         ------
         Year    Product         Percentage    Ceiling Price   Floor Price   Pricing
         ----    -------         ----------    -------------   -----------   -------
         2000    Natural Gas        21%        $2.9400         $2.0000       MMBtu
         2001    Natural Gas        22%        $2.9400         $2.3000       MMBtu
         2000    Oil                27%        $27.0000        $16.4400      Bbl
         2001    Oil                 7%        $20.9000        $16.4400      Bbl

7.   Compensation Plans:

         In January 1992 the Company adopted two compensation plans for key employees. A cash bonus plan allows participants to receive up to 50% of their aggregate base salary. Any awards under the cash bonus plans are based on a combination of company and individual performance. The Company accrued $71,000 for cash bonuses in 1998 that were paid in 1999, and the Company accrued $2,293,000 for cash bonuses in 1999 to be paid in 2000. A net profits interest bonus plan allows participants to receive an aggregate 10% net profits interest after the Company has recovered 100% of its investment in various pools of oil and gas wells completed or acquired during a given year. This interest increases to 20% after the Company recovers 200% of its investment. The Company records compensation expense once it recovers its investment and net profits attributable to the properties are payable to the employees. The Company recorded compensation expense of $574,000 in 1999 and $229,000 in 1998 relating to net profits attributable to these properties.

         Through September 1992 the Company had a restricted stock bonus plan ("Plan") covering officers and key employees. Participants have the option at any time to sell shares acquired under the Plan to the Company at their fair market values. At December 31, 1999, there were 24,785 shares issued and outstanding under the Plan.

         In March 1992 the Company adopted a stock appreciation rights ("SAR") plan for officers and directors. SARs vest over a four-year period, with payment occurring five years after the date of grant. The SAR plan replaced the restricted stock bonus plan. Between 1993 and 1996 the Company awarded a total of 171,412 share rights with values ranging from $11.50 to $14.00 per share. Compensation expense recognized under the SAR plan was $280,000 in 1999 and $161,000 in 1997. Compensation expense was reduced by $197,000 in 1998 under the SAR plan. In November 1996 the Company terminated future awards under the
Company's SAR plan and capped the value of the share rights under the SAR plan at the then fair market value of the Company's common stock of $20.50 per share. The resulting liability is classified as current and long-term in the consolidated balance sheets, based on expected payment dates. SAR compensation expense recorded after the termination of future awards relates to the vesting of SARs outstanding at the time of the termination of future awards and to the fluctuation of the stock price below the capped price of $20.50.

         The Company has a defined contribution pension plan ("401(k) Plan") which is subject to the Employee Retirement Income Security Act of 1974. The 401(k) Plan allows eligible employees to contribute up to 9% of their base salaries. The Company matches each employee's contributions up to 6% of the employee's base salary and also may make additional contributions at its discretion. The Company's contributions to the 401(k) Plan amounted to $288,000, $269,000, and $231,000 for the years ended December 31, 1999, 1998, and 1997, respectively.

         In September 1997 the Board of Directors approved the St. Mary Land & Exploration Company Employee Stock Purchase Plan ("Stock Purchase Plan"), which became effective January 1, 1998. Under the Stock Purchase Plan eligible employees may purchase shares of the Company's common stock through payroll deductions of up to 15% of eligible compensation. The purchase price of the stock is 85% of the lower of the fair market value of the stock on the first or last day of the purchase period. The Stock Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code. The Company has set aside 500,000 shares of its common stock to be available for issuance under the Stock Purchase Plan. In 1999 and 1998 shares issued under the Stock Purchase Plan totaled 16,397 and 8,424, respectively. Total proceeds to the Company for the issuance of these shares was $258,000 and $173,000 in 1999 and 1998, respectively. The Company recorded compensation expense of $20,000 in 1999 due to nonqualified dispositions of stock acquired by employees under the Stock Purchase Plan. No compensation expense was recorded in 1998 related to the Stock Purchase Plan.

         In 1990 and 1991 the Company granted certain officers options to acquire 54,614 shares of common stock at an exercise price of $3.30 per share. The options are now fully vested and expire ten years from the respective dates of grant. In 1997 34,614 of these options were exercised and in 1999 5,000 of these options were exercised. There were 15,000 of these options outstanding at December 31, 1999.

         In 1996 the Company established the St. Mary Land & Exploration Company Stock Option Plan and the St. Mary Land & Exploration Company Incentive Stock Option Plan (collectively, the "Option Plans"). The Option Plans grant options to purchase shares of the Company's common stock to eligible employees, contractors, and current and former members of the Board of Directors. In 1999 the stockholders approved an increase in the number of shares of the Company's common stock reserved for issuance under the Option Plans from 700,000 shares to 1,650,000 shares. In 1997 participants exercised 14,072 options under the Option Plans at $20.50 per share, and an additional 74,057 and 109,781 options were granted at $29.375 and $35.00 per share, respectively. In 1998 the Company granted 251,774 options at an exercise price of $18.50 per share, and no options were exercised under the Option Plans. In 1999 the Company granted 311,746 options at an exercise price of $24.75 per share, and 3,830 options were exercised under the Option Plans. All options granted to date under the Option Plans have been granted at exercise prices equal to the respective market prices of the Company's common stock on the grant dates.

         A summary of the status of the Company's Stock Option Plans, including the 1990 and 1991 options and changes during the last three years follows:

                                                              For the Years Ended December 31,
                                        ------------------------------------------------------------------------------
                                                  1999                       1998                      1997
                                        -------------------------- ------------------------- -------------------------
                                                       Weighted                  Weighted                  Weighted
                                                        Average                   Average                   Average
                                                       Exercise                  Exercise                  Exercise
                                           Shares        Price       Shares        Price       Shares        Price
                                        ------------- ------------ ------------ ------------ ------------ ------------

Outstanding at beginning of year             721,218      $ 22.55      479,343      $ 24.80      354,092      $ 18.38

Granted                                      311,746        24.75      251,774        18.50      183,838        32.79
Exercised                                      8,830         9.89            -            -       48,686         8.27
Forfeited                                     25,007        26.42        9,899        28.63        9,901        15.62
                                        -------------              ------------              ------------
Outstanding at end of year                   999,127        23.25      721,218        22.55      479,343        24.80
                                        =============              ============              ============

Options exercisable at year end              325,938        20.65      164,670        18.41      129,173        17.84
                                        =============              ============              ============

Weighted average fair value of
     options granted during the year         $ 10.25                   $  8.16                   $ 15.05
                                        =============              ============              ============

      A summary of additional information related to the options outstanding as of December 31, 1999 follows:

                                                 Options Outstanding                     Options Exercisable
                                  ------------------------------------------------- ------------------------------
                                                        Weighted
                                                        Average         Weighted                       Weighted
                                                       Remaining        Average                        Average
          Range of                     Number         Contractual       Exercise        Number         Exercise
       Exercise Prices               Outstanding          Life           Price        Exercisable       Price
------------------------------    ----------------- ---------------- -------------- --------------- --------------
       $ 3.30  -       $ 3.30               15,000     1.0 year             $ 3.30          15,000         $ 3.30
        18.50  -        20.50              470,272     6.5 years             19.49         233,001          20.50
        24.75  -        29.38              418,818     9.2 years             25.51          77,937          24.75
        35.00  -        35.00               95,037     8.0 years             35.00               -              -
                                  -----------------                                 ---------------
 Total                                     999,127     7.7 years             23.25         325,938          20.72
                                  =================                                 ===============

         SFAS No. 123 establishes a fair value method of accounting for stock-based compensation plans either through recognition or disclosure. The Company accounts for stock-based compensation under APB No. 25 and has elected to adopt SFAS No. 123 through compliance with the disclosure requirements set forth in the Statement. Because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized under APB No. 25. Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement.

         The fair value of options is measured at the date of grant using the Black-Scholes option-pricing model. The fair value of the options granted in 1999 was estimated using the following weighted-average assumptions: risk-free interest rate of 6.42%; dividend yield of 0.82%; volatility factor of the expected market price of the Company's common stock of 41.52%; and expected life of the options of 4.8 years. The fair value of options granted in 1998 was estimated using the following weighted-average assumptions: risk-free interest rate of 4.6%; dividend yield of 1.08%; volatility factor of the expected market price of the Company's common stock of 40.16%; and expected life of the options of 7.5 years. The fair value of options granted in 1997 was estimated using the following weighted-average assumptions: risk-free interest rate of 5.7%; dividend yield of 0.49%; volatility factor of the expected market price of the Company's common stock of 37.29%; and expected life of the options of 7.1 years.

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

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Had compensation cost been determined based on the fair value at grant dates for stock option awards consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                Pro Forma for the Years
                                                                  Ended December 31,
                                                       ------------------------------------------
                                                            1999          1998         1997
                                                       ------------------------------------------
                                                                (In thousands, except
                                                                  per share amounts)

 Net income (loss) applicable         As reported        $      82    $ (8,797)     $ 23,109
        to common stock               Pro forma          $  (1,530)   $ (9,682)     $ 22,443

 Basic earnings (loss) per share      As reported        $     .01    $   (.81)     $   2.18
                                      Pro forma          $   (0.14)   $   (.89)     $   2.11

 Diluted earnings (loss) per share    As reported        $     .01    $   (.81)     $   2.15
                                      Pro forma          $   (0.14)   $   (.89)     $   2.09

         The effects of applying SFAS No. 123 in the pro forma disclosure are not necessarily indicative of actual future amounts, and SFAS No. 123 does not apply to awards granted prior to 1995. Additional awards in future years are anticipated.

8.   Pension and Other Postretirement Benefits

         The Company's employees participate in a non-contributory pension plan covering substantially all employees who meet age and service requirements (the qualified plan). The Company also has a supplemental non-contributory pension plan covering certain management employees (the nonqualified plan) and a postretirement non-contributory health care plan. The Company's disclosures about pension and other postretirement benefits are as follows:

                                                                 Pension Plans           Other Benefits
                                                                  December 31,             December 31,
                                                                  ------------             ------------
                                                              1999          1998        1999         1998
                                                              ----          ----        ----         ----
                                                                 (In thousands)           (In thousands)
    Change in benefit obligations:
        Benefit obligation at beginning of year              $  2,470     $  1,926     $    185     $    141
             Service Cost                                         178          201           25           24
             Interest Cost                                        172          151           11           11
             Actuarial gain (loss)                                (84)         472          (63)           9
             Benefits paid                                       (148)        (280)           -            -
                                                             ------------------------------------------------
        Benefit obligation at end of year                    $  2,588     $  2,470     $    158     $    185
                                                             ================================================
     Change in plan assets:

        Fair value of plan assets at beginning of year       $  1,212     $    932     $      -     $      -
             Actual return on plan assets                         165          179            -            -
             Employer contribution                                363          381            -            -
        Benefits paid                                            (148)        (280)           -            -
                                                             ------------------------------------------------
        Fair value of plan assets at end of year             $  1,592     $  1,212     $      -     $      -
                                                             ================================================

     Funded Status                                           $   (996)     $(1,258)    $   (158)    $   (185)
     Unrecognized net actuarial loss                              615          867           (1)          64
     Unrecognized prior service cost                              (36)         (43)           -            -
                                                             ------------------------------------------------
     Prepaid (accrued) benefit cost                          $   (417)    $   (434)    $   (159)    $   (121)
                                                             ================================================

         The Company's nonqualified pension plan was the only pension plan with an accumulated benefit obligation in excess of plan assets. The plan's accumulated benefit obligation was $300,000 at December 31, 1999, and $274,000 at December 31, 1998. There are no plan assets in the nonqualified plan due to the nature of the plan. The Company's other plan for postretirement benefits also has no plan assets. The aggregate benefit obligation for that plan is $159,000 as of December 31, 1999, and $121,000 as of December 31, 1998.

         Assumptions used in the measurement of the Company's benefit obligation are as follows:

                                                Pension Plans           Other Benefits
                                                December 31,             December 31,
                                                ------------             ------------
                                             1999          1998        1999         1998
                                             ----          ----        ----         ----
                                             (In thousands)           (In thousands)
 Weighted-average assumptions:
      Discount rate                         8.00%         6.50%       6.50%        7.00%
      Expected return on plan assets        8.00%         8.00%         N/A          N/A
      Rate of compensation increase         5.00%         5.00%         N/A          N/A

         For measurement purposes, an 8% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2000. The rate was assumed to decrease gradually to 6 percent for 2003 and remain at that level thereafter.

                                                        Pension Plans                  Other Benefits
                                                         December 31,                    December 31,
                                                         ------------                    ------------
                                                 1999       1998       1997        1999       1998     1997
                                                 ----       ----       ----        ----       ----     ----
                                                        (In thousands)                  (In thousands)
Components of net periodic benefit cost:
     Service cost                                $  178     $  201     $  192    $     25   $     24  $     19
     Interest cost                                  172        151        100          11         11         9
     Expected return on plan assets                 (88)      (179)       (84)          -          -         -
     Amortization of prior service cost              83        174         21           -          -         -
     Recognized net actuarial loss                   -          -          -            2          2         2
                                                 -------------------------------------------------------------
     Net periodic benefit cost                   $  345     $  347     $  229     $     38   $     37  $    30
                                                 =============================================================

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

         Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A 1% change in assumed health care cost trend rates would have the following effects (in thousands):

                                                                1% Increase        1% Decrease
                                                                -----------        -----------
Effect on total of service and interest cost components
    of net periodic postretirement health care benefit cost       $    9             $    7

Effect on the health care component of the accumulated
    postretirement benefit obligation                             $   29             $   23

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

10.   Investment in Russian Joint Venture:

         In September 1991 the Company acquired a 22% interest in The Limited Liability Company Chernogorskoye through Anderman Smith International-Chernogorskoye Partnership (the "Partnership"), collectively the
"Russian joint venture." The Russian joint venture is developing the Chernogorskoye field in western Siberia. The Company's interest in the Russian joint venture was reduced to 18% in 1993. On December 16, 1996, the Company executed an Acquisition Agreement to sell its interest in the Russian joint venture to Khanty Mansiysk Oil Corporation ("KMOC"), formerly Ural Petroleum Corporation. In accordance with the terms of the Acquisition Agreement, the Company received cash consideration of $5,608,000 before transaction costs, KMOC common stock valued at $1,869,000, and a receivable in a form equivalent to a retained production payment of approximately $11,217,000 plus interest at 10% per annum from the limited liability company formed to hold the Russian joint venture interest. The Company has accrued an obligation of $1,083,000 for commissions to be paid when proceeds are received on the receivable leaving net proceeds of $10,134,000. The Company's receivable is collateralized by the Partnership interest sold. The transaction closed on February 12, 1997, and the Company recorded a gain on the sale of $9,671,000. The Company's equity in income for the Russian joint venture for 1997 through the date of sale was $203,000. In 1998 uncertain economic conditions in Russia and lower oil prices affected the realizability of the convertible receivable. As a result, the Company reduced the carrying amount of the receivable to its minimum conversion value, incurring a charge to operations of $4,553,000 for the year ended December 31, 1998. In August 1999 the Company sold Chelsea Corporation ("Chelsea"), the subsidiary that held the Company's original common stock investment in KMOC. The Company received proceeds of $2,019,000, net of transaction costs of $119,000, resulting in a gain of $150,000. The KMOC common stock was Chelsea's only asset. As of December 31, 1999 the Company still held the receivable from KMOC which was recorded at its minimum conversion value of $5,110,000. On February 10, 2000, the Company elected to convert all of its receivable into additional shares of KMOC stock.

11.   Summo Minerals Corporation Investment and Receivable:

         As of December 31, 1999 and 1998, the Company owned 4,962,046 shares (18% of total shares outstanding) and 9,924,093 common shares (37% of total shares outstanding) of Summo, a North American mining company, with a total cost of $3,799,000 and $5,859,000, respectively. The recorded net book value of the stock was $255,000 and zero at December 31, 1999 and 1998, respectively. Included in the net book value was unrealized gain on marketable equity securities of $284,000 for December 31, 1999 and zero at December 31, 1998. The Company also owned warrants to acquire an additional 17,500,000 and 616,090 shares of Summo common stock as of December 31, 1999 and 1998, respectively. The market value of the Company's investment in Summo common stock was $412,000 and $705, 000 at December 31, 1999 and 1998, respectively. As of December 31, 1999 and 1998, the Company held a note receivable from Summo of $1,400,000 and $2,869,000, respectively. The loan is secured by Summo's interest in Summo's Lisbon Valley Copper Project and bears interest at LIBOR plus 2.5%.

         In June 1999 the Company participated in a financing package arrangement with Summo and Resource Capital Fund L.P. ("RCF"). The Company received $2,096,000 cash and 17,500,000 Summo warrants in exchange for reducing the Company's note receivable from Summo and transferring 4,962,047 Summo common shares to RCF. The warrants have an exercise price of CDN$0.12 per share, are fully vested and expire on June 25, 2004. No value has been assigned to the warrants in the financial statements. Management believes the note receivable is realizable. As a result of the new financing arrangement, the Company is not obligated to fund any future loans to Summo. The Company continuously analyzes its net investment in Summo and the effect of copper prices and worldwide copper inventory levels on Summo's stock price.

         The transfer of Summo common shares to RCF reduced the Company's ownership percentage in Summo from 37% to 18%. Consequently, the accounting for this investment was changed from the equity method to the cost method in June 1999. For the years ended December 31, 1998 and 1997, the Company reported equity in losses from Summo of $661,000 and $526,000, respectively. The Company recorded $58,000 of equity in Summo's losses in 1999 through the transaction date under the equity method. Under the cost method, the Company records unrealized gains or losses resulting from the fluctuation in the market price of Summo's common stock as a component of comprehensive income within the consolidated statements of stockholders' equity. Unrealized losses can only be recorded to the extent of the Company's investment, which includes the note receivable from Summo as well as the Summo common shares and warrants owned. As a result of changing to the cost method for the investment in Summo, the Company recorded an unrealized gain of $195,000 in June 1999. The unrealized gain as of December 31, 1999 was $284,000. This represents the difference in trading value of the Company's ownership in Summo common stock and the recorded basis of the common stock owned by the Company, net of taxes.

         In January 2000, Summo issued 1,016,594 shares of its common stock to the Company as payment of interest on the company's note receivable from Summo. Due to the receipt of these shares, the Company's ownership percentage increased to 19%.

12.   Disclosures About Oil and Gas Producing Activities:

Costs Incurred in Oil and Gas Producing Activities:

         Costs incurred in oil and gas property acquisition, exploration and development activities, whether capitalized or expensed, are summarized as follows:

                                        For the Years Ended
                                            December 31,
                                            ------------
                                 1999          1998           1997
                                 ----          ----           ----
                                          (In thousands)
    Development costs          $ 22,166      $ 32,191        $ 39,030
    Exploration costs:
      Domestic                   20,809        17,767          15,311
      International                   -             -              16
    Acquisitions:
      Proved                     33,080         4,204          27,291
      Unproved                   15,129         3,693           7,565
                               --------------------------------------
    Total                      $ 91,184      $ 57,855        $ 89,213
                               ======================================

Oil and Gas Reserve Quantities (Unaudited):

         The reserve information as of December 31, 1999, 1998, and 1997 was prepared by Ryder Scott Company and St. Mary. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of proved producing oil and gas properties.
Accordingly, these estimates are expected to change as future information becomes available.

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

         Presented below is a summary of the changes in estimated domestic reserves of the Company:

                                                             For the Years Ended December 31,
                                                             --------------------------------
                                                     1999                  1998                  1997
                                                     ----                  ----                  ----
                                                    Oil or                Oil or                Oil or
                                               Condensate    Gas     Condensate    Gas    Condensate     Gas
                                               ----------    ---     ----------    ---    ----------     ---
                                               (MBbl)    (MMcf)      (MBbl)    (MMcf)      (MBbl)    (MMcf)
Total proved U.S. reserves:
         Developed and undeveloped:
         Beginning of year                       8,614    132,605     11,493    196,230     10,691    127,057
         Revisions of previous estimates         3,308    (10,445)    (2,437)   (42,430)      (502)    (7,486)
         Discoveries and extensions              2,062     43,501        336     38,744      1,203     77,876
         Purchases of minerals in place          6,323     65,129        679      1,225      1,328     24,809
         Sales of reserves                         (24)      (343)      (182)   (35,724)       (39)    (3,126)
         Production                             (1,383)   (22,805)    (1,275)   (25,440)    (1,188)   (22,900)
                                                --------------------------------------------------------------
         End of year (a)                        18,900    207,642      8,614    132,605     11,493    196,230
                                                ==============================================================
Proved developed U.S. reserves:
         Beginning of year                       7,723    112,189     10,268    168,229     10,015    100,027
                                                ==============================================================
         End of year                            16,688    169,379      7,723    112,189     10,268    168,229
                                                ==============================================================

[FN]
---------
(a)      At December  31, 1999,  1998 and 1997,  includes  approximately  1,802,
         2,022,  and  1,982  MMcf,   respectively   representing  the  Company's
         underproduced gas balancing position.

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

         The following summary sets forth the Company's future net cash flows relating to proved oil and gas reserves based on the standardized measure prescribed in SFAS No. 69:

                                                          For the Years Ended
                                                              December 31,
                                                              ------------
                                                 1999             1998           1997
                                                 ----             ----           ----
                                                             (In thousands)
Future cash inflows                                $ 900,199     $ 328,630     $ 629,001
     Future production and
       development costs                            (344,350)     (128,120)     (202,503)
     Future income taxes                            (150,239)      (39,471)     (120,742)
                                                   --------------------------------------
Future net cash flows                                405,610       161,039       305,756
10% annual discount                                 (144,296)      (59,093)     (118,409)
                                                   --------------------------------------
Standardized measure of
     discounted future net cash flows              $ 261,314     $ 101,946     $ 187,347
                                                   ======================================

         The principle sources of change in the standardized measure of discounted future net cash flows are as follows:

                                                                    For the Years Ended
                                                                       December 31,
                                                                       ------------
                                                             1999          1998      1997
                                                             ----          ----      ----
                                                                      (In thousands)
Standardized measure,
     beginning of year                                    $  101,946   $  187,347     $ 203,230
Sales of oil and gas produced,
     net of production costs                                 (53,814)     (53,643)      (60,506)
Net changes in prices and
     production costs                                         82,976      (78,974)     (132,465)
Extensions, discoveries and other,
     net of production costs                                  76,198       36,495       112,698
Purchase of minerals in place                                105,728        5,548        40,647
Development costs incurred
     during the year                                           5,816       12,964        11,305
Changes in estimated future
     development costs                                       (25,281)       1,641        (2,998)
Revisions of previous quantity estimates                      10,976      (39,303)       (8,885)
Accretion of discount                                         11,474       26,152        29,646
Sales of reserves in place                                      (542)     (26,435)       (5,493)
Net change in income taxes                                   (76,907)      50,994        19,089
Other                                                         22,744      (20,840)      (18,921)
                                                          --------------------------------------
Standardized measure, end of year                         $  261,314   $  101,946     $ 187,347
                                                          ======================================

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

                                             ST. MARY LAND & EXPLORATION COMPANY
                                             -----------------------------------
                                                                    (Registrant)

Date: March 10, 2000                                   By: /s/ THOMAS E. CONGDON
                                                       -------------------------
                                        Thomas E. Congdon, Chairman of the Board


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

Signature                   Title                                 Date
---------                   -----                                 ----

/s/ THOMAS E. CONGDON
---------------------
    Thomas E. Congdon       Chairman of the Board of Directors    March 10, 2000


/s/ MARK A. HELLERSTEIN
-----------------------     President, Chief Executive Officer,   March 10, 2000
    Mark A. Hellerstein     and Director


/s/ RONALD D. BOONE
-------------------         Executive Vice President, Chief       March 10, 2000
    Ronald D. Boone         Operating Officer and Director


/s/ RICHARD C. NORRIS
---------------------       Vice President-Finance,               March 10, 2000
    Richard C. Norris       Secretary and Treasurer


/s/ GARRY A. WILKENING
----------------------      Vice President-Administration         March 10, 2000
    Garry A. Wilkening      and Controller


/s/ LARRY W. BICKLE
-------------------
    Larry W. Bickle         Director                              March 10, 2000


/s/ DAVID C. DUDLEY
-------------------
    David C. Dudley         Director                              March 10, 2000


/s/ ROBERT L. NANCE
-------------------
    Robert L. Nance         Director                              March 10, 2000


/s/ R. JAMES NICHOLSON
----------------------
    R. James Nicholson      Director                              March 10, 2000

Signature                   Title                                 Date
---------                   -----                                 ----


/s/ AREND J. SANDBULTE
----------------------
    Arend J. Sandbulte      Director                              March 10, 2000


/s/ JOHN M. SEIDL
-----------------
    John M. Seidl           Director                              March 10, 2000


/s/ WILLIAM J. GARDINER
-----------------------
    William J. Gardiner     Director                              March 10, 2000


/s/ JACK HUNT
-------------
    Jack Hunt               Director                              March 10, 2000