Form 10-Q
period 2000-03-31
ST MARY LAND & EXPLORATION CO
filed 2000-05-12
CIK 893538

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of  the Securities Exchange
    Act of 1934

                      For the quarter ended March 31, 2000.

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                               ------------------

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

As of May 10, 2000, the registrant had 13,964,176 shares of common stock, $.01 par value, outstanding.

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

                Consolidated Balance
                Sheets - March 31, 2000 and
                December 31, 1999..............................................3

                Consolidated Statements of
                Operations - Three Months Ended
                March 31, 2000 and 1999........................................4

                Consolidated Statements of
                Cash Flows - Three Months Ended
                March 31, 2000 and 1999........................................5

                Notes to Consolidated Financial
                Statements - March 31, 2000....................................7


   Item 2.      Management's Discussion and Analysis
                of Financial Condition and Results
                of Operations..................................................9


Part II.        OTHER INFORMATION

   Item 6.      Exhibits and Reports on Form 8-K..............................19

                Exhibits
                --------

                27.1     Financial Data Schedule

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

              ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                      (In thousands, except share amounts)

                                     ASSETS
                                                                                   March 31,         December 31,
                                                                                -------------      -------------
                                                                                    2000                1999
                                                                                -------------      -------------
Current assets:
    Cash and cash equivalents                                                    $     8,651        $    14,195
    Accounts receivable                                                               30,894             22,971
    Prepaid expenses and other                                                         1,602              2,173
    Refundable income taxes                                                                -                 26
    Deferred income taxes                                                                158                 90
                                                                                -------------      -------------
        Total current assets                                                          41,305             39,455
                                                                                -------------      -------------
Property and equipment (successful efforts method), at cost:
    Proved oil and gas properties                                                    301,056            292,323
    Less accumulated depletion, depreciation, amortization and impairment           (150,243)          (142,680)
    Unproved oil and gas properties, net of impairment
        allowance of $8,321 in 2000 and $8,984 in 1999                                29,888             28,556
    Other property and equipment, net of accumulated depreciation of $3,166
        in 2000 and $3,033 in 1999                                                     2,545              2,465
                                                                                -------------      -------------
                                                                                     183,246            180,664
                                                                                -------------      -------------
Other assets:
    Khanty Mansiysk Oil Corporation receivable and stock                               5,110              5,110
    Summo Minerals Corporation  investment and receivable                              1,943              1,655
    Other assets                                                                       3,619              3,554
                                                                                -------------      -------------
                                                                                      10,672             10,319
                                                                                -------------      -------------
                                                                                 $   235,223        $   230,438
                                                                                =============      =============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued expenses                                        $    19,165        $    25,743
    Current portion of stock appreciation rights                                         447                272
                                                                                -------------      -------------
        Total current liabilities                                                     19,612             26,015
                                                                                -------------      -------------
Long-term liabilities:
    Long-term debt                                                                    14,000             13,000
    Deferred income taxes                                                              3,784                501
    Stock appreciation rights                                                              -                455
    Other noncurrent liabilities                                                       1,383              1,380
                                                                                -------------      -------------
                                                                                      19,167             15,336
                                                                                -------------      -------------
Commitments and contingencies
                                                                                -------------      -------------
Minority interest                                                                        338                315
                                                                                -------------      -------------
Stockholders' equity:
    Common stock, $.01 par value: authorized  - 50,000,000 shares: issued and
        outstanding - 13,964,176 shares in 2000 and 13,946,955 shares in 1999            140                139
    Additional paid-in capital                                                       124,364            124,114
    Treasury stock - at cost:  197,800 shares in 2000 and 182,800 shares in 1999      (3,339)            (2,995)
    Retained earnings                                                                 74,427             67,230
    Unrealized gain on marketable equity securities-available for sale                   514                284
                                                                                -------------      -------------
Total stockholders' equity                                                           196,106            188,772
                                                                                -------------      -------------
                                                                                 $   235,223        $   230,438
                                                                                =============      =============

                   The accompanying notes are an integral part of these consolidated financial statements.

              ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (In thousands, except per share amounts)

                                                                                  For the Three Months Ended
                                                                                            March 31,
                                                                                -------------      -------------
                                                                                     2000              1999
                                                                                -------------      -------------
Operating revenues:
    Oil and gas production                                                       $    36,669        $    13,769
    Gain on sale of proved properties                                                     39                195
    Other oil and gas revenue                                                            280                151
    Other revenues                                                                        80                 (5)
                                                                                -------------      -------------
        Total operating revenues                                                      37,068             14,110
                                                                                -------------      -------------
Operating expenses:
    Oil and gas production                                                             8,083              3,994
    Depletion, depreciation and amortization                                           8,857              5,402
    Impairment of proved properties                                                    1,087                  -
    Exploration                                                                        2,745              1,739
    Abandonment and impairment of unproved properties                                    680                464
    General and administrative                                                         2,764              1,608
    Loss in equity investees                                                               -                 45
    Minority interest and other                                                          642                125
                                                                                -------------      -------------
        Total operating expenses                                                      24,858             13,377
                                                                                -------------      -------------

Income from operations                                                                12,210                733

Nonoperating income and (expense):
    Interest income                                                                      226                 96
    Interest expense                                                                     (86)              (241)
                                                                                -------------      -------------
Income before income taxes                                                            12,350                588
Income tax expense                                                                     4,464                179
                                                                                -------------      -------------
Net income                                                                       $     7,886        $       409
                                                                                =============      =============
Basic net income per common share                                                $       .57        $       .04
                                                                                =============      =============
Diluted net income per common share                                              $       .57        $       .04
                                                                                =============      =============
Basic weighted average common shares outstanding                                      13,762             10,846
                                                                                =============      =============
Diluted weighted average common shares outstanding                                    13,921             10,858
                                                                                =============      =============
Cash dividend declared per share                                                 $      0.05        $      0.05
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

              ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                                 For the Three Months Ended
                                                                                          March 31,
                                                                                --------------------------------
                                                                                     2000               1999
                                                                                -------------      -------------
Reconciliation of net income to net cash provided by operating activities:
    Net income                                                                   $     7,886        $       409
    Adjustments to reconcile net income to net
            cash provided by operating activities:
        Gain on sale of proved properties                                                (39)              (195)
        Depletion, depreciation and amortization                                       8,857              5,402
        Impairment of proved properties                                                1,087                  -
        Exploration                                                                      699                (95)
        Abandonment and impairment of unproved properties                                680                464
        Loss in equity investees                                                           -                 45
        Deferred income taxes                                                          3,283                 (5)
        Minority interest and other                                                     (333)               166
                                                                                -------------      -------------
                                                                                      22,120              6,191
    Changes in current assets and liabilities:
        Accounts receivable                                                           (7,981)             3,549
        Prepaid expenses and other                                                       587              1,050
        Accounts payable and accrued expenses                                           (509)            (2,738)
        Stock appreciation rights                                                        175                  -
                                                                                -------------      -------------
    Net cash provided by operating activities                                         14,392              8,052
                                                                                -------------      -------------
    Cash flows from investing activities:
        Proceeds from sale of oil and gas properties                                      40                804
        Capital expenditures                                                         (18,841)            (7,159)
        Acquisition of oil and gas properties                                         (1,192)            (1,475)
        Investment in and loans to Summo Minerals Corporation                              -               (188)
        Receipts from restricted cash                                                      -                720
        Other                                                                            (66)              (297)
                                                                                -------------      -------------
    Net cash used in investing activities                                            (20,059)            (7,595)
                                                                                -------------      -------------
    Cash flows from financing activities:
        Proceeds from long-term debt                                                   5,325              4,175
        Repayment of long-term debt                                                   (4,325)            (5,675)
        Proceeds from sale of common stock                                               157                 17
        Repurchase of common stock                                                      (345)              (525)
        Dividends paid                                                                  (689)              (543)
                                                                                -------------      -------------
    Net cash provided by (used in) financing activities                                  123             (2,551)
                                                                                -------------      -------------
    Net decrease in cash and cash equivalents                                         (5,544)            (2,094)
    Cash and cash equivalents at beginning of period                                  14,195              7,821
                                                                                -------------      -------------
    Cash and cash equivalents at end of period                                   $     8,651        $     5,727
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

              ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   (Continued)

Supplemental schedule of additional cash flow information and noncash activities:

                                                                                 For the Three Months Ended
                                                                                          March 31,
                                                                                --------------------------------
                                                                                     2000               1999
                                                                                -------------      -------------
                                                                                         (In thousands)
Cash paid for interest                                                           $       122        $       270

Cash paid for income taxes                                                               153                115

Cash paid for exploration expenses                                                     2,689              1,485

                   The accompanying notes are an integral part of these consolidated financial statements.

              ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)
                        ---------------------------------
                                 March 31, 2000

Note 1 - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of St. Mary Land & Exploration Company and Subsidiaries (the "Company") for the year ended December 31, 1999. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

     The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in Form 10-K for the year ended December 31, 1999. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes included in the Form 10-K.

Note 2 - Investments

     The Company  accounts  for its  investment  in Summo  Minerals  Corporation
("Summo") under the cost method of accounting. The accounting for this investment was changed from the equity method to the cost method in June 1999 due to a transfer of common shares that reduced the Company's ownership percentage from 37% to 18%. In January 2000, Summo issued 1,016,594 shares of its common stock to the Company as payment of interest on the Company's note receivable from Summo. Due to the receipt of these shares, the Company's ownership percentage increased to 19%. For the first quarter of 2000, the unrealized gain on the Company's investment in Summo common stock was $229,000. This represents the difference in trading value of the Company's ownership in Summo common stock and the recorded basis of the common stock owned by the Company, net of taxes.

     In February 2000 St. Mary exercised its option to convert its Khanty Mansiysk Oil Corporation ("KMOC") production payment receivable into stock of KMOC at a price in excess of the receivable's carrying value. Negotiations are ongoing to determine the final value and number of shares St. Mary will receive.

Note 3 - Capital Stock

     In August 1998, the Company's Board of Directors approved a stock repurchase program whereby the Company may purchase from time to time, in open market purchases or negotiated sales, up to one million shares of its common stock. During the first quarter of 2000 the Company repurchased 15,000 shares of its common stock under the program at a weighted average price of $22.99 per share, bringing the total number of shares repurchased under the program to 197,800 at a weighted-average price of $16.89 per share. Additional purchases of shares by the Company may occur as market conditions warrant. Such purchases would be funded with internal cash flow and borrowings under the Company's credit facility.

Note 4 - Income Taxes

     Federal income tax expense for 2000 and 1999 differ from the amounts that would be provided by applying the statutory U.S. Federal income tax rate to income before income taxes primarily due to Section 29 credits, percentage depletion, and the effect of state income taxes.

Note 5 - Earnings Per Share

     Basic net income per share of common stock is calculated by dividing net income by the weighted average of common shares outstanding during each period. Diluted net income per common share of stock is calculated by dividing net income by the weighted average of outstanding common shares and other dilutive securities. Dilutive securities of the Company consist entirely of outstanding options to purchase the Company's common stock. The outstanding dilutive securities were 158,676 for the first quarter of 2000 and 12,205 for the first quarter of 1999. All net income of the Company is available to common stockholders. Basic and diluted net income per share were $0.57 for the first quarter of 2000 and $0.04 for the first quarter of 1999.

Note 6 - Contingent Gain

     In February 2000 the Company won a jury verdict in litigation seeking to recover damages from the drilling contractor related to the St. Mary Land & Exploration No. 1 and No. 2 wells in South Horseshoe Bayou, Louisiana. This verdict may have a material positive effect on the Company's results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    Overview

     The results of operations include two significant acquisitions made during 1999. On June 1, 1999, the Company acquired Nance Petroleum Corporation ("Nance") and Quanterra Alpha Limited Partnership for 259,494 shares of St. Mary common stock valued at $3.1 million, the assumption of $3.2 million in debt and transaction costs of $56,000. This acquisition was accounted for as a purchase and included Nance's 26% interest in Panterra Petroleum that the Company did not previously own. Through the remainder of 1999, Nance acquired various Williston Basin properties for $948,000.

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

     This Quarterly Report on Form 10-Q includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including such matters as future capital, development and exploration expenditures (including the amount and nature thereof), drilling of wells, reserve estimates (including estimates of future net revenues associated with such reserves and the present value of such future net revenues), future oil and gas production estimates, repayment of debt, business strategies, expansion and growth of the Company's operations and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including such factors as uncertainties in cash flow, expected merger benefits, the volatility and level of oil and natural gas prices, production rates and reserve replacement, reserve estimates, drilling and operating risks, competition, litigation, environmental matters, the potential impact of government regulations, and other such matters, many of which are beyond the control of the Company. Readers are cautioned that our forward-looking statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements.

Results of Operations

     The following table sets forth selected operating data for the periods indicated:

                                  Three Months Ended March 31,
                                 -------------------------------
                                     2000               1999
                                 ------------       ------------
                                (In thousands, except production,
                                  sales price and per MCFE data)
Oil and gas production
 revenues:
    Gas production               $    23,714        $    10,515
    Oil production                    12,955              3,254
                                 ------------       ------------
        Total                    $    36,669        $    13,769
                                 ============       ============
Net production:
    Oil (MBbls)                          541                283
    Gas (MMcf)                         9,246              5,340
                                 ------------       ------------
        MMCFE                         12,491              7,037
                                 ============       ============
Average sales price (1):
    Oil (per Bbl)                $     23.95        $     11.51
    Gas (per Mcf)                       2.56               1.97

Oil and gas production costs:
    Lease operating expense      $     5,915        $     3,096
    Production taxes                   2,168                898
                                 ------------       ------------
       Total                     $     8,083        $     3,994
                                 ============       ============
Additional per MCFE data:
    Sales price                  $      2.94        $      1.96
    Lease operating expense              .48                .44
    Production taxes                     .17                .13
                                ------------       ------------
       Operating margin          $      2.29        $      1.39

    Depletion, depreciation and
       amortization              $       .71        $       .77
    Impairment of proved
       Properties                $       .09                  -
    General and administrative   $       .22        $       .23

[FN]
     -----------------------
     (1)Includes the effects of the Company's hedging activities.

     Oil and Gas Production Revenues. St. Mary experienced a record quarter for oil and gas production revenues as reflected by an increase of $22.9 million, or 166% to $36.7 million for the first quarter of 2000 compared to $13.8 million for the first quarter of 1999. The increase was a result of an oil production volume increase of 91%, a gas production volume increase of 73% and increases in the average price received for both oil and gas in the first quarter of 2000 compared to 1999. The average realized oil price increased 108% to $23.95 per Bbl, while the average realized gas price increased 30% to $2.56 per Mcf. Average net daily production increased to a record 137.3 MMCFE for the first quarter of 2000 compared to 78.2 MMCFE for the first quarter of 1999. The Company's acquisition of KRE added $12.0 million of revenue and average net daily production of 47.2 MMCFE to the current quarter. The Nance acquisition increased Williston Basin revenue by $4.9 million and added average net daily production of 9.3 MMCFE to the first quarter of 2000 when compared to the first quarter of 1999. Oil and gas production in the Permian Basin increased as a result of positive response to the waterflood at Parkway Delaware Unit combined with a successful gas well completion and added 4.8 MMCFE to average net daily production from 1999 to 2000.

     The Company hedged approximately 57.3% of its oil production for the first quarter of 2000 or 310 MBbls at an average NYMEX price of $21.48 per Bbl and realized a $2.2 million decrease in oil revenue or $4.02 per Bbl for the first quarter of 2000 on these contracts compared to a $51,000 increase or $.18 per Bbl for the first quarter of 1999. The Company also hedged 40.1% of its 2000 first quarter gas production or 4.1 million MMBtu at an average indexed price of $2.37 per MMBtu and realized a $410,000 increase in gas revenues or $0.04 per Mcf for the first quarter of 2000 from these hedge contracts compared to a $1.4 million increase in gas revenues or $.25 per Mcf for the first quarter 1999.

     Oil and Gas Production Costs. Oil and gas production costs consist of lease operating expense and production taxes. Total production costs increased $4.1 million or 102% to $8.1 million for the first quarter of 2000 compared to $4.0 million for the first quarter of 1999. The KRE acquisition added $2.2 million of production costs and Williston Basin production costs increased by $1.5 million over the comparable 1999 first quarter due to the Nance acquisition. Lease operating expense increased by $400,000 in the Permian Basin as a result of waterflood activities. Total oil and gas production costs per MCFE increased 14% to $0.65 for the first quarter of 2000 compared to $0.57 for the first quarter of 1999. An $0.11 increase is due to increased production and revenue in the higher cost Williston Basin and was offset by a $0.03 decrease caused by lower than average production costs from the KRE acquisition properties.

     Depreciation, Depletion, Amortization and Impairment. Depreciation, depletion and amortization expense ("DD&A") increased $3.5 million or 64% to $8.9 million for the first quarter of 2000 compared to $5.4 million for the first quarter of 1999. DD&A expense per MCFE decreased 8% to $0.71 for the first quarter of 2000 compared to $0.77 for the first quarter of 1999. This decrease is due to the acquisition of lower than average cost properties from the KRE and Nance acquisitions in the latter half of 1999, the addition of lower cost reserves as a result of 1999 drilling activities and the effect of producing property impairments the Company recognized in the fourth quarter of 1999.

     The Company reviews its producing properties for impairments when events or changes in circumstances indicate that an impairment in value may have occurred. The impairment test compares the expected undiscounted future net revenues on a field-by-field basis with the related net capitalized costs at the end of each period. When the net capitalized costs exceed the undiscounted future net revenues, the cost of the property is written down to fair value, which is determined using future net revenues for the producing property discounted at 15%. Future net revenues are estimated using escalated prices and include the estimated effects of the Company's hedging contracts in place at December 31, 1999. The Company recorded a $1.1 million impairment of proved oil and gas properties for the first quarter of 2000 and none for the first quarter of 1999. Impairments in 2000 include a declining performance adjustment of $703,000 from the West Cameron Block 39 prospect in the Gulf of Mexico, and marginal well adjustments of $220,000 from the Midland prospect in South Louisiana and $164,000 from the Buffalo Wallow prospect in Oklahoma.

     Abandonment and impairment of unproved properties increased $216,000 or 47% to $680,000 for the first quarter of 2000 compared to $464,000 for the first quarter of 1999. This increase is due to additional abandonments of expired leases in 2000.

     Exploration. Exploration expense increased $1.0 million or 58% to $2.7 million for the first quarter of 2000 compared to $1.7 million for the first quarter of 1999. St. Mary increased its spending on geological and geophysical expenses by $314,000 and incurred an additional $613,000 of dry hole expense related to its unsuccessful 1999 test well drilled at South Horseshoe Bayou.

     General and Administrative. General and administrative expenses increased $1.2 million or 75% to $2.8 million for the first quarter of 2000 compared to $1.6 million for the first quarter of 1999. Increases in general and administrative expenses resulting from the KRE and Nance acquisitions were partially offset by an $800,000 COPAS overhead reimbursement increase caused by operations of the KRE properties and assumption of Permian Basin operations.

     Minority Interest and Other Operating Expenses. This expense increased $517,000 to $642,000 from $125,000 in 1999 due to increased activity in St. Mary's litigation activities. The Company was seeking to recover damages from the drilling contractor in connection with the St. Mary Land & Exploration well at South Horseshoe Bayou and recorded the anticipated settlement of a minor lawsuit related to its Oklahoma operations. This trend is expected to reverse through the remainder of 2000 since the Company won a jury verdict in its South Horseshoe Bayou lawsuit in February 2000.

     Equity in Loss of Summo Minerals Corporation. The Company accounted for its investment in Summo under the equity method and included its share of Summo's losses in its results of operations until the Company's ownership was reduced from 37% to 18% in June 1999. Consequently, the Company began accounting for its investment in Summo under the cost method. In January 2000, Summo issued 1,016,594 shares of its common stock to the Company as payment of interest on the Company's note receivable from Summo. This issuance of shares increased the Company's ownership percentage to 19% but does not impact the Company's accounting method. The Company did not record equity in the net loss of Summo for the first quarter of 2000 compared with a loss of $45,000 for the first quarter of 1999. The difference was due to the change to the cost method.

     Non-Operating Income and Expense. Net non-operating income increased $285,000 to $140,000 for the first quarter of 2000 compared to net expense of $145,000 for the first quarter of 1999. This decrease is due to an increase in cash available for investment and the recording of $122,000 of capitalized interest expense in the first quarter of 2000.

     Income Taxes. Income tax expense increased to $4.5 million for the first quarter of 2000 compared to $179,000 for the first quarter of 1999, resulting in effective tax rates of 36% and 30%, respectively. The effective rate change reflects a diminished effect from alternative fuel credits allowed under Internal Revenue Code Section 29 in the first quarter of 2000 due to higher net income before tax and additional accrued state income taxes from income generated by the properties acquired from KRE.

     Net Income. Net income increased to $7.9 million for the first quarter of 2000 compared to $409,000 for the first quarter of 1999. A 30% increase in gas prices, a 108% increase in oil prices combined with a 91% increase in oil production and a 73% increase in gas production resulted in a record $22.9 million increase in oil and gas production revenue. This increase was reduced by corresponding increases in oil and gas production costs and DD&A as well as a $1.3 million increase in proved and unproved impairments, a $1.0 million increase in exploration expense, a $1.2 million increase in general and administrative expense and a $4.3 million increase in income tax expense.

Liquidity and Capital Resources

     The Company's primary sources of liquidity are the cash provided by operating activities, debt financing, sales of non-strategic properties and access to the capital markets. The Company's cash needs are for the acquisition, exploration and development of oil and gas properties and for the payment of debt obligations, trade payables and stockholder dividends. The Company generally finances its exploration and development programs from internally generated cash flow, bank debt, and cash and cash equivalents on hand and occasionally with proceeds from issuance of its common stock. The Company continually reviews its capital expenditure budget based on changes in cash flow and other factors.

     Cash Flow. The Company's net cash provided by operating activities increased $6.3 million or 79% to $14.4 million for the first quarter of 2000 compared to $8.1 million for the first quarter of 1999. The change was caused by an overall increase in non-cash expenses in the first quarter of 2000 compared to 1999. The increase in net income of $7.5 million was offset by a first quarter 2000 increase in accounts receivable.

     Exploratory dry hole costs are included in cash flows from investing activities even though these costs are expensed as incurred. If exploratory dry hole costs had been included in operating cash flows, the net cash provided by operating activities would have been $13.7 million and $8.1 million in the first quarter of 2000 and 1999, respectively.

     Net cash used in investing activities increased $12.5 million or 164% to $20.1 million for the first quarter of 2000 compared to $7.6 million for the first quarter of 1999. This increase is due to capital expenditures and a net $1.0 million change resulting from a combination of other activity and cash received from sales of property. Cash used for capital expenditures, including acquisitions of oil and gas properties, increased $11.4 million or 132% to $20.0 million for the first quarter of 2000 compared to $8.6 million for the first quarter of 1999.

     If exploratory dry hole costs had been included in operating cash flows rather than in investing cash flows, net cash used in investing activities would have been $19.4 million and $7.7 million in 2000 and 1999, respectively.

     Net cash provided by financing activities increased $2.7 million to $123,000 for the first quarter of 2000 compared to net cash used of $2.6 million for the first quarter of 1999. This increase is due to increased borrowing of $1.0 million in the first quarter of 2000 compared to a $1.5 million debt decrease in the first quarter of 1999.

     The Company had $8.7 million in cash and cash equivalents and had working capital of $21.7 million as of March 31, 2000 compared to $14.2 million in cash and cash equivalents and working capital of $13.4 million as of December 31, 1999. A $7.9 million increase in accounts receivable and a $6.6 million decrease in accounts payable and accrued expenses were offset by a $5.5 million decrease in cash and cash equivalents.

     Credit Facility. On June 30, 1998, the Company entered into a long-term revolving credit agreement with a maximum loan amount of $200 million. The lender may periodically re-determine the aggregate borrowing base depending upon the value of the Company's oil and gas properties and other assets. In March 2000 the borrowing base was increased $39 million by the lender to $140 million. The accepted borrowing base was $40 million at March 31, 2000. The credit agreement has a maturity date of December 31, 2005, and includes a revolving period that matures on December 31, 2000. The Company can elect to allocate up to 50% of available borrowings to a short-term tranche due in 364 days. The Company must comply with certain covenants including maintenance of stockholders' equity at a specified level and limitations on additional indebtedness. As of March 31, 2000 and December 31, 1999, $14.0 million and $13.0 million, respectively, was outstanding under this credit agreement. These outstanding balances accrue interest at rates determined by the Company's debt to total capitalization ratio. During the revolving period of the loan, loan balances accrue interest at the Company's option of either (a) the higher of the Federal Funds Rate plus 1/2% or the prime rate, or (b) LIBOR plus 1/2% when the Company's debt to total capitalization is less than 30%, up to a maximum of either (a) the higher of the Federal Funds Rate plus 5/8% or the prime rate plus 1/8%, or (b) LIBOR plus 1-1/4% when the Company's debt to total capitalization is equal to or greater than 50%. At March 31, 2000 the Company's debt to capitalization ratio as defined under the credit agreement was 6.7%.

     Common Stock. The Company is authorized to issue up to 50,000,000 shares of its stock which enables it to make acquisitions without the use of its cash or credit facility.

     In August 1998 the Company's Board of Directors authorized a stock repurchase program whereby St. Mary may purchase from time-to-time, in open market transactions or negotiated sales, up to 1,000,000 of its common shares. Through 1999 the Company repurchased a total of 182,800 shares of its common stock under the program for $3.0 million at a weighted-average price of $16.38 per share. During the first quarter of 2000 the Company repurchased an additional 15,000 shares for a weighted-average price of $22.99 per share. Management anticipates that additional purchases of shares by the Company may occur as market conditions warrant. Such purchases will be funded with internal cash flow and borrowings under the Company's credit facility.

     Capital and Exploration Expenditures. The Company's expenditures for exploration and development of oil and gas properties and acquisitions are the primary use of its capital resources. Expenditures in the first quarter of 2000 were $14.5 million and included $1.2 million for acquisitions. The comparable amounts for 1999 were $10.6 million and $1.5 million, respectively.

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

     In  March  2000  the  Company  acquired  an  additional   interest  in  the
Nearburg-Spearfish Unit located in the Williston Basin for $950,000.

     In May 2000 the Company through its Nance subsidiary acquired the Williston Basin assets of Tipperary Corporation, a Denver-based operator, for approximately $7.3 million. The Company is also committed to an additional unrelated acquisition in the Williston Basin for $2.0 million.

     The results of operations also include the results of the Company's large-target exploration efforts. An additional well at the Company's Stallion prospect was completed in 2000 and the Company continues to evaluate additional prospective areas. Several additional prospects in the pipeline of large-target exploration ideas continue to be evaluated. Management expects that some of these prospects will be tested through the rest of 2000.

     Outlook. The Company believes that its existing capital resources, cash flows from operations and available borrowings are sufficient to meet its anticipated capital and operating requirements for 2000.

     The Company generally allocates approximately 85% of its capital budget for low- to moderate-risk exploration, development and niche acquisition programs in its core operating areas. The remaining portion of the Company's capital budget is directed to higher-risk, large exploration ideas that in total have the potential to increase the Company's reserves by 25% or more in any single year.

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

     The amount and allocation of future capital and exploration expenditures will depend upon a number of factors, including the number of available acquisition opportunities and the Company's ability to assimilate such acquisitions. Also, the impact of oil and gas prices on investment opportunities, the availability of capital and borrowing capability and the success of the Company's development and exploratory activities could lead to funding requirements for further development.

     St. Mary's presence in south Louisiana includes active management of its fee lands from which royalty income is derived. Royalty revenues from the fee lands were $1.0 million or 2.7% of total oil and gas revenues for the first quarter of 2000 and $630,000 or 4.6% of total oil and gas revenues for the first quarter of 1999. St. Mary has encouraged development drilling by its lessees, facilitated the origination of new prospects on acreage not held by production and stimulated exploration interest in deeper, untested horizons.

     The Company seeks to protect its rate of return on acquisitions of producing properties by hedging up to the first 24 months of an acquisition's production at prices approximately equal to those used in the Company's acquisition evaluation and pricing model. The Company also periodically uses hedging contracts to hedge or otherwise reduce the impact of oil and gas price fluctuations on production from each of its core operating areas. The Company's strategy is to ensure certain minimum levels of operating cash flow and to take advantage of windows of favorable commodity prices. The Company generally limits its aggregate hedge position to no more than 50% of its total production. The Company seeks to minimize basis risk and indexes the majority of its oil hedges to NYMEX prices and the majority of its gas hedges to various regional index prices associated with pipelines in proximity to the Company's areas of gas production. Including hedges entered into since March 31, 2000, the Company has hedged as follows:

Swaps:

                                                      Average
         Year        Product           Percentage     Fixed Price       Pricing
         ----        -------           ----------     -----------       -------
         2000        Natural Gas       17%            $2.43             MMBtu
         2001        Natural Gas       <1%            $2.46             MMBtu
         2000        Oil               27%            $22.93            Bbl
         2001        Oil                5%            $21.45            Bbl
         2002        Oil                1%            $20.70            Bbl

Collars:

                                                      Highest           Lowest
         Year        Product           Percentage     Ceiling Price     Floor Price      Pricing
         ----        -------           ----------     -------------     -----------      -------
         2000        Natural Gas       21%            $2.94             $2.00            MMBtu
         2001        Natural Gas       29%            $3.50             $2.30            MMBtu
         2000        Oil               26%            $27.00            $15.00           Bbl
         2001        Oil               13%            $27.22            $16.44           Bbl

     The fair value of St. Mary's commodity hedging contracts based on quarter-end pricing would have caused St. Mary to pay approximately $5.2 million if these contracts had been terminated on March 31, 2000.

     In February 2000 St. Mary exercised its option to convert its Khanty Mansiysk Oil Corporation ("KMOC") production payment receivable into stock of KMOC at a price in excess of the receivable's carrying value. Negotiations are ongoing to determine the final value and number of shares St. Mary will receive.

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

     The Company continually analyzes its net investment in Summo and the effect of worldwide copper price and inventory fluctuations on Summo's stock price. Future development and financial success of Lisbon Valley, Summo's primary project, are dependent upon these factors. Management believes its $1.4 million note receivable is realizable. The Company owned 5.98 million shares of Summo as of March 31, 2000.

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

Financial Instrument Market Risk

     The Company holds derivative contracts and financial instruments that have cash flow and net income exposure to changes in commodity prices or interest rates. Financial and commodity-based derivative contracts are used to limit the risks inherent in crude oil and natural gas price changes that have an effect on the Company. In prior years the Company has occasionally hedged interest rates, and may do so in the future should circumstances warrant.

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

     Commodity Price Risk. The Company uses various hedging arrangements to manage the Company's exposure to price risk from its natural gas and crude oil production. These hedging arrangements have the effect of locking in for specified periods, at predetermined prices or ranges of prices, the prices the Company will receive for the volumes to which the hedge relates. Consequently, while these hedging arrangements are structured to reduce the Company's exposure to decreases in prices associated with the hedged commodity, they also limit the benefit the Company might otherwise receive from any price increases associated with the hedged commodity. The derivative gain or loss effectively offsets the loss or gain on the underlying commodity exposures that have been hedged. The fair values of the swaps are estimated based on quoted market prices of comparable contracts and approximate the net gains or losses that would have been realized if the contracts had been closed out at quarter-end. The fair values of the futures are based on quoted market prices obtained from the New York Mercantile Exchange.

     A hypothetical $0.10 per MMBtu change in the Company's quarter-end market prices for natural gas swaps and futures contracts on a notional amount of 25.0 million MMBtu would cause a potential $1.3 million change in net income (loss) before income taxes for contracts in place on March 31, 2000. A hypothetical $1.00 per Bbl change in the Company's quarter-end market prices for crude oil swaps and future contracts on a notional amount of 1,550 MBbls would cause a potential $1.2 million change in net income (loss) before income taxes for oil contracts in place on March 31, 2000. These hypothetical changes were discounted to present value using a 7.5% discount rate since the latest expected maturity date of certain swaps and futures contracts is greater than one year from the reporting date.

     Interest Rate Risk. Market risk is estimated as the potential change in fair value resulting from an immediate hypothetical one percentage point parallel shift in the yield curve. The sensitivity analysis presents the hypothetical change in fair value of those financial instruments held by the Company at March 31, 2000, which are sensitive to changes in interest rates. For fixed-rate debt, interest rate changes affect the fair market value but do not impact results of operations or cash flows. Conversely for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future results of operations and cash flows, assuming other factors are held constant. The carrying amount of the Company's floating rate debt approximates its fair value. At March 31, 2000, the Company had floating rate debt of $14.0 million and had no fixed rate debt. Assuming constant debt levels, the results of operations and cash flows impact for the remainder of the year resulting from a one percentage point change in interest rates would be approximately $105,000 before taxes.

PART II.  OTHER INFORMATION

Item 6.         Exhibits and Reports on Form 8-K

          (a)  Exhibits

               Exhibit           Description
               -------           -----------
               27.1              Financial Data Schedule

          (b) One amended report on Form 8-K/A dated February 25, 2000 regarding the acquisition of King Ranch Energy, Inc. was filed during the quarter ended March 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        ST. MARY LAND & EXPLORATION COMPANY



May 12, 2000                            By /s/ MARK HELLERSTEIN
                                           --------------------
                                           Mark A. Hellerstein
                                           President and Chief Executive Officer

May 12, 2000                            By /s/ RICHARD C. NORRIS
                                           ---------------------
                                           Richard C. Norris
                                           Vice President - Finance, Secretary
                                           and Treasurer

May 12, 2000                            By /s/ GARRY A. WILKENING
                                           ----------------------
                                           Garry A. Wilkening
                                           Vice President - Administration and
                                           Controller