Form 10-Q
period 2000-06-30
ST MARY LAND & EXPLORATION CO
filed 2000-08-11
CIK 893538

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

                  For the Quarterly Period Ended June 30, 2000

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

                               Yes [ |X| ] No [ ]


Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date.

As of August 8, 2000 the registrant had 13,939,778 shares of Common Stock, $.01 par value, outstanding.

================================================================================

                       ST. MARY LAND & EXPLORATION COMPANY

                                      INDEX

Part I.  FINANCIAL INFORMATION                                              PAGE

         Item 1.  Financial Statements (Unaudited)
                  Consolidated Balance
                  Sheets - June 30, 2000 and
                  December 31, 1999............................................3

                  Consolidated Statements of
                  Operations - Three Months Ended
                  June 30, 2000 and 1999: Six Months
                  Ended June 30, 2000 and 1999.................................4

                  Consolidated Statements of
                  Cash Flows - Six Months Ended
                  June 30, 2000 and 1999.......................................5

                  Notes to Consolidated Financial
                  Statements - June 30, 2000...................................7

         Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations................................................9

         Item 3.  Quantitative and Qualitative Disclosures
                  About Market Risk (Included with the
                  content of Item 2.)

Part II. OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holders.........20

         Item 6.  Exhibits and Reports on Form 8-K............................20

                  Exhibits

                  10.1  Second Amendment to Credit Agreement dated June 27, 2000
                  27.1  Financial Data Schedule

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

              ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                      (In thousands, except share amounts)

                                                                               June 30,      December 31,
                                                                             ------------    ------------
                                                                                2000             1999
                                                                             ------------    ------------
                                     ASSETS
Current assets:
  Cash and cash equivalents                                                  $     2,867     $    14,195
  Accounts receivable                                                             46,771          22,971
  Prepaid expenses and other                                                       1,952           2,173
  Refundable income taxes                                                              -              26
  Deferred income taxes                                                              163              90
                                                                             ------------    ------------
    Total current assets                                                          51,753          39,455
                                                                             ------------    ------------

Property and equipment (successful efforts method), at cost:
  Proved oil and gas properties                                                  319,017         292,323
  Less accumulated depletion, depreciation, amortization and impairment         (157,776)       (142,680)
  Unproved oil and gas properties, net of impairment
  allowance of $8,168 in 2000 and $8,984 in 1999                                  32,263          28,556
  Other property and equipment, net of accumulated depreciation of $3,225
                 in 2000 and $3,033 in 1999                                        2,550           2,465
                                                                             ------------    ------------
    Total property and equipment                                                 196,054         180,664
                                                                             ------------    ------------

Other assets:
  Khanty Mansiysk Oil Corporation receivable and stock                             5,110           5,110
  Summo Minerals Corporation  investment and receivable                            1,800           1,655
  Other assets                                                                     2,597           3,554
                                                                             ------------    ------------
    Total other assets                                                             9,507          10,319
                                                                             ------------    ------------
Total Assets                                                                 $   257,314     $   230,438
                                                                             ============    ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                                      $    20,544     $    25,743
  Current portion of stock appreciation rights                                       460             272
                                                                             ------------    ------------
    Total current liabilities                                                     21,004          26,015
                                                                             ------------    ------------
Long-term liabilities:
  Long-term debt                                                                  13,850          13,000
  Deferred income taxes                                                            7,199             501
  Stock appreciation rights                                                            -             455
  Other noncurrent liabilities                                                       931           1,380
                                                                             ------------    ------------
    Total long-term liabilities                                                   21,980          15,336
                                                                             ------------    ------------
Commitments and contingencies
                                                                             ------------    ------------
Minority interest                                                                    371             315
                                                                             ------------    ------------
Stockholders' equity:
  Common stock, $.01 par value: authorized - 50,000,000 shares:
    issued and outstanding - 14,126,000 shares in 2000 and
    13,946,955 shares in 1999                                                        141             139
  Additional paid-in capital                                                     128,448         124,114
  Treasury stock - at cost: 197,800 shares in 2000 and 182,800
    shares in 1999                                                                (3,339)         (2,995)
  Retained earnings                                                               88,337          67,230
  Unrealized gain on marketable equity securities-available for sale                 372             284
                                                                             ------------    ------------
    Total stockholders' equity                                                   213,959         188,772
                                                                             ------------    ------------
Total Liabilities and Stockholders' Equity                                   $   257,314     $   230,438
                                                                             ============    ============

                   The accompanying notes are an integral part of these consolidated financial statements.

              ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (In thousands, except per share amounts)

                                                      For the Three Months Ended      For the Six Months Ended
                                                                June 30,                     June 30,
                                                      ---------------------------     --------------------------
                                                           2000           1999            2000           1999
                                                      ------------    -----------     -----------    -----------
Operating revenues:
  Oil and gas production                              $   43,339      $   15,809      $   80,008      $   29,578
  Gain (loss) on sale of proved properties                 2,293             (81)          2,332             114
  Other oil and gas revenue                                  594             100             874             251
  Other revenues                                             115              77             195              72
                                                      -----------     -----------     -----------     -----------
    Total operating revenues                              46,341          15,905          83,409          30,015
                                                      -----------     -----------     -----------     -----------
Operating expenses:
  Oil and gas production                                   8,141           3,960          16,224           7,954
  Depletion, depreciation and amortization                 8,321           5,281          17,178          10,683
  Impairment of proved properties                            863             247           1,950             247
  Exploration                                              1,658           1,203           4,403           2,942
  Abandonment and impairment of unproved properties          609             336           1,289             800
  General and administrative                               2,331           2,030           5,095           3,638
  Loss in equity investees                                     -              13               -              58
  Minority interest and other                                592             213           1,234             338
                                                      -----------     -----------     -----------     -----------
    Total operating expenses                              22,515          13,283          47,373          26,660
                                                      -----------     -----------     -----------     -----------

Income from operations                                    23,826           2,622          36,036           3,355

Nonoperating income and (expense):
  Interest income                                            177             542             403             638
  Interest expense                                           (37)           (275)           (123)           (516)
                                                      -----------     -----------     -----------     -----------

Income before income taxes                                23,966           2,889          36,316           3,477
Income tax expense                                         9,369             982          13,833           1,161
                                                      -----------     -----------     -----------     -----------

Net income                                            $   14,597      $    1,907      $   22,483      $    2,316
                                                      ===========     ===========     ===========     ===========

Basic net income per common share                     $     1.06      $     0.17      $     1.63      $     0.21
                                                      ===========     ===========     ===========     ===========
Diluted net income per common share                   $     1.04      $     0.17      $     1.61      $     0.21
                                                      ===========     ===========     ===========     ===========

Basic weighted average common shares outstanding          13,811          10,913          13,786          10,879
                                                      ===========     ===========     ===========     ===========
Diluted weighted average common shares outstanding        14,085          10,934          13,992          10,892
                                                      ===========     ===========     ===========     ===========

Cash dividend declared per share                      $     0.05      $     0.05      $     0.10      $     0.10
                                                      ===========     ===========     ===========     ===========

                   The accompanying notes are an integral part of these consolidated financial statements.

              ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                               For the Six Months Ended
                                                                       June 30,
                                                            ------------------------------
                                                                2000              1999
                                                            -------------     ------------
Reconciliation of net income to net cash provided by operating activities:
  Net income                                                $     22,483      $     2,316
  Adjustments to reconcile net income to net
      cash provided by operating activities:
    Gain on sale of proved properties                             (2,332)            (114)
    Depletion, depreciation and amortization                      17,178           10,683
    Impairment of proved properties                                1,950              247
    Exploration                                                      782             (119)
    Abandonment and impairment of unproved properties              1,289              800
    Loss in equity investees                                           -               58
    Deferred income taxes                                          6,698              760
    Minority interest and other                                      148             (567)
                                                            -------------     ------------
                                                                  48,196           14,064
  Changes in current assets and liabilities:
    Accounts receivable                                          (23,858)           5,947
    Prepaid expenses and other                                       238            2,507
    Accounts payable and accrued expenses                         (2,219)          (2,171)
    Stock appreciation rights                                        188              (86)
                                                            -------------     ------------
  Net cash provided by operating activities                       22,545           20,261
                                                            -------------     ------------
  Cash flows from investing activities:
    Proceeds from sale of oil and gas properties                   1,660              713
    Capital expenditures                                         (28,572)         (20,478)
    Acquisition of oil and gas properties                        (10,387)          (1,869)
    Investment in and loans to Summo Minerals Corporation              -             (220)
    Collections on loan to Summo Minerals Corporation                  -            2,096
    Receipts from restricted cash                                      -              720
    Investment in Nance Petroleum Corporation                          -              684
    Other                                                            956             (352)
                                                            -------------     ------------
  Net cash used in investing activities                          (36,343)         (18,706)
                                                            -------------     ------------
  Cash flows from financing activities:
    Proceeds from long-term debt                                  18,000            7,550
    Repayment of long-term debt                                  (17,150)         (10,250)
    Proceeds from sale of common stock                             3,340              177
    Repurchase of common stock                                      (344)            (525)
    Dividends paid                                                (1,376)          (1,084)
                                                            -------------     ------------
  Net cash provided by (used in) financing activities              2,470           (4,132)
                                                            -------------     ------------

  Net decrease in cash and cash equivalents                      (11,328)          (2,577)
  Cash and cash equivalents at beginning of period                14,195            7,821
                                                            -------------     ------------
  Cash and cash equivalents at end of period                $      2,867      $     5,244
                                                            =============     ============

                   The accompanying notes are an integral part of these consolidated financial statements.

              ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   (Continued)

Supplemental   schedule  of  additional   cash  flow   information  and  noncash
investing and financing activities:

                                             For the Six Months Ended
                                                     June 30,
                                             ------------------------
                                               2000            1999
                                             --------        --------
                                                   (In thousands)
Cash paid for interest                       $    503        $    558

Cash paid for income taxes                      2,120             188

Cash paid for exploration expenses              4,346           2,596

In January 1999 the Company issued 3,600 shares of common stock to its directors and recorded compensation expense of $54,612.

In January 1999 the Company issued 8,820 shares of common stock under the employee stock purchase plan.

In June 1999, the Company acquired Nance Petroleum Corporation and Quanterra Alpha Limited Partnership for 259,494 shares of the Company's common stock valued at $3,091,000 together with the assumption of $3,189,000 of Nance Petroleum Corporation debt. The acquisition was accounted for as a purchase.

Following is a table of the noncash items acquired in the 1999 purchase of Nance Petroleum Corporation:

Accounts receivable & other assets                       $       789
Property  equipment                                            6,365
Accounts payable                                                (642)
Deferred income taxes                                           (667)
Long-term debt                                                (3,389)

In January 2000 the Company issued 4,200 shares of common stock to its directors and recorded compensation expense of $88,368.

In January 2000 the Company issued 8,021 shares of common stock under the employee stock purchase plan.

In June 2000 the Company received equipment valued at $1,201,000 as partial proceeds for property sold.

                   The accompanying notes are an integral part of these consolidated financial statements.

              ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  June 30, 2000

Note 1 - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of St. Mary Land & Exploration Company and Subsidiaries ("St. Mary" or the "Company") for the year ended December 31, 1999. In the opinion of Management, all adjustments
(consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

     The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in Form 10-K for the year ended December 31, 1999. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes included in the Form 10-K.

Note 2 - Investments

     The Company accounts for its investment in Summo Minerals Corporation ("Summo") under the cost method of accounting. St. Mary's ownership percentage was 15% as of June 30, 2000. In July 2000 Summo issued 610,100 shares of its common stock as payment of interest on the Company's note receivable from Summo. Due to this receipt of these shares, the Company's ownership percentage increased to 15.5%.

     In February 2000 St. Mary exercised its option to convert its Khanty Mansiysk Oil Corporation ("KMOC") production payment receivable into common stock of KMOC. In July 2000 the Company finalized a negotiated value for the receivable that equates to 21,583 shares of KMOC common stock under the terms of the original agreement. Management believes that the current fair market value of the stock is in excess of its carrying value.

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

Note 4 - Income Taxes

     Federal income tax expense for the three-month and six-month periods ended June 30, 2000 and 1999 differ from the amounts that would be provided by applying the statutory U.S. Federal income tax rate to income before income taxes primarily due to Section 29 credits, percentage depletion, the effect of state income taxes, and the effect of a 1% Federal rate increase on the Company's total temporary differences.

Note 5 - Long-term Debt

     On June 27, 2000 the Company entered into an agreement to amend the current long-term revolving credit agreement dated June 30, 1998, and amended in December 1998. Under the second amendment the maximum loan amount was maintained at $200.0 million, and the aggregate borrowing base was set at $140.0 million. The lender may periodically re-determine the aggregate borrowing base depending upon the value of the Company's oil and gas properties and other assets. At June 30, 2000 the accepted borrowing base was $40.0 million. The second amendment extends the maturity date to December 31, 2006 and includes a revolving period that matures June 30, 2003. The Company can elect to allocate up to 50% of available borrowings to a short-term tranche that is due June 26, 2001. The Company must comply with certain covenants including maintenance of stockholders' equity at a specified level and limitations on additional indebtedness. The interest rate schedule was also changed with the second amendment. During the revolving period of the loan, loan balances accrue interest at the Company's option of either (a) the higher of the Federal Funds Rate plus 1/2% or the Prime Rate, or (b) LIBOR plus 3/4% when the Company's debt to total capitalization is less than 30%, up to a maximum of either (a) the higher of the Federal Funds Rate plus 3/4% or the Prime Rate plus 1/4%, or (b) LIBOR plus 1-3/8% when the Company's debt to total capitalization is equal to or greater than 50%. As of June 30, 2000 $13.85 million was outstanding under this credit agreement, and the Company's debt to total capitalization as defined under the agreement was 5.1%.

Note 6 - Financial Instruments

     In June 2000 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," as an amendment to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 138 amends and clarifies certain elements of SFAS No. 133, including expansion of the normal purchases and normal sales exception. SFAS No. 138 does not extend the implementation deadline of SFAS No. 133, which is for fiscal years beginning after June 15, 2000. Management is currently reviewing the effects these Statements will have on the financial statements in relation to the Company's hedging activities and will implement SFAS No. 133 by January 1, 2001.

Note 7 - Subsequent Event

     Subsequent to June 30, 2000, St. Mary's Board of Directors approved a two-for-one stock split to be effected in the form of a stock dividend whereby one additional common share of stock will be distributed for each common share outstanding. The stock dividend will be distributed on or about September 5, 2000 to shareholders of record as of the close of business on August 21, 2000. The per share information contained in the Company's condensed consolidated financial statements as of June 30, 2000 and for the periods then ended does not reflect this prospective stock split.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-Q includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including such matters as future capital, development and exploration expenditures (including the amount and nature thereof), drilling of wells, reserve estimates (including estimates of future net revenues associated with such reserves and the present value of such future net revenues), future oil and gas production estimates, repayment of debt, business strategies, expansion and growth of the Company's operations and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including such factors as uncertainties in cash flow, expected acquisition benefits, the volatility and level of oil and natural gas prices, production rates and reserve replacement, reserve estimates, drilling and operating risks, competition, litigation, environmental matters, the potential impact of government regulations, and other such matters, many of which are beyond the control of the Company. Readers are cautioned that forward-looking statements are not guarantees of future performance and that actual results or developments may differ materially from those expressed or implied in the forward-looking statements.

Results of Operations

     The results of operations for 2000 include two significant acquisitions made during 1999. On June 1, 1999, the Company acquired Nance Petroleum Corporation ("Nance") and Quanterra Alpha Limited Partnership and then acquired various Williston Basin properties later in 1999. On December 17, 1999, the Company acquired King Ranch Energy, Inc ("KRE"). After the acquisition, KRE's name was changed to St. Mary Energy Company ("SMEC").

     The following table sets forth selected operating data for the periods indicated:

                                         Three Months                  Six Months
                                        Ended June 30,               Ended June 30,
                                  --------------------------  ----------------------------
                                      2000           1999         2000            1999
                                  -------------  -----------  -------------   ------------
                                               (In thousands, except MCFE data)
Oil and gas production
 Revenues:
    Gas production                $     30,569   $   10,978   $     54,282    $    21,491
    Oil production                      12,770        4,831         25,726          8,087
                                  -------------  -----------  -------------   ------------
        Total                     $     43,339   $   15,809   $     80,008    $    29,578
                                  =============  ===========  =============   ============
Net production:
   Oil (MBbls)                             573          313          1,114            596
   Gas (MMcf)                            9,535        5,404         18,781         10,744
                                  -------------  -----------  -------------   ------------
   MCFE                                 12,973        7,282         25,464         14,320
                                  =============  ===========  =============   ============
Average sales price (1):
   Oil (per Bbl)                  $      22.29   $    15.44   $      23.10    $     13.57
   Gas (per Mcf)                          3.21         2.03           2.89           2.00

Oil and gas production costs:
   Lease operating expense        $      5,594   $    2,878   $     11,509    $     5,975
   Production taxes                      2,547        1,082          4,715          1,979
                                  -------------  -----------  -------------   ------------
      Total                       $      8,141   $    3,960   $     16,224    $     7,954
                                  =============  ===========  =============   ============
Additional per MCFE data:
   Sales price                    $       3.34   $     2.17   $       3.14    $      2.07
   Lease operating expense                 .43          .39            .45            .42
   Production taxes                        .20          .15            .19            .14
                                  -------------  -----------  -------------   ------------
      Operating margin            $       2.71   $     1.63   $       2.50    $      1.51
   Depreciation, depletion and
      amortization                $        .64   $      .73   $        .67    $       .75
   Impairment of proved
      properties                           .07          .03            .08            .02
   General and administrative              .18          .28            .20            .25

-------------------
(1)  Includes the effects of the Company's hedging activities.

Three-Month Comparison

     Oil and Gas Production Revenues. St. Mary experienced another record quarter for oil and gas production revenues as reflected by an increase of $27.5 million, or 174% to $43.3 million for the three months ended June 30, 2000 compared with $15.8 million for the same period in 1999. The increase was the result of an oil production volume increase of 83%, a gas production increase of 76% and increases in the average price received for both oil and gas in the second quarter of 2000 compared to 1999. The average realized oil price increased 44% to $22.29 per Bbl, while the average realized gas price increased 58% to $3.21 per Mcf. Average net daily production increased to a new record of
142.6 MMCFE for the second quarter of 2000 compared with 80.0 MMCFE in the second quarter of 1999. St Mary's acquisitions since June 1999 have added $23.6 million of revenue and average net daily production of 61.1 MMCFE to the second quarter of 2000 as compared to 1999. A positive response to a waterflood at Parkway Delaware Unit combined with a successful gas well completion in the Permian Basin has added 4.7 MMCFE to average net daily production and $3.0 million of revenue from 1999 to 2000.

     St. Mary hedged approximately 61% or 347.8 MBbls of its oil production for the three months ended June 30, 2000 and realized a $3.2 million decrease in oil revenue compared with a $175,000 decrease in 1999. Without these contracts the Company would have received an average price of $27.83 per Bbl in the second quarter of 2000 compared to $15.57 per Bbl in 1999. St. Mary also hedged 39% of its 2000 second quarter gas production or 4.1 million MMBtu and realized a $3.2 million decrease in gas revenue compared with a $67,000 increase in gas revenue in 1999. Without these contracts in place the Company would have received an average price of $3.84 per Mcf for the three months ended June 30, 2000 compared to $2.02 per Mcf for the same period in 1999.

     Gain (loss) on sale of proved properties. Gain on sale of proved properties increased $2.4 million to $2.3 million for the quarter ended June 30, 2000 from a loss of $81,000 for the same period in 1999. In the second quarter of 2000 St. Mary recognized a $1.8 million gain on the sale of the shallow production from the HJSA top lease to the previous operator and recognized a $455,000 gain on the sale of its share of the Rock Penn Unit in West Texas.

     Oil and Gas Production Costs. Oil and gas production costs consist of lease operating expense and production taxes. Total production costs increased $4.1 million or 106% to $8.1 million for the three months ended June 30, 2000 from $4.0 million in 1999. Acquisitions since June 1999 have added $3.3 million of production costs over the comparable 1999 second quarter. Production costs have also increased by $489,000 in the Permian Basin as a result of waterflood activities. Total oil and gas production costs per MCFE increased 17% to $.63 for the second quarter of 2000 compared with $.54 for the second quarter of 1999. An $0.11 increase is due to lease operating expenses and increased production taxes on increased revenue in the higher-cost Williston Basin. A $0.02 increase is due to increased production taxes based on increased prices received for oil and gas in the Mid-Continent region. These increases were partially offset by a $0.05 decrease caused by lower than average production costs from the KRE acquisition properties.

     Depreciation, Depletion, Amortization and Impairment. Depreciation, depletion and amortization expense ("DD&A") increased $3.0 million or 58% to $8.3 million for the three months ended June 30, 2000 from $5.3 million in 1999. DD&A expense per MCFE decreased 12% to $.64 for this quarter compared with $.73 in 1999. The decrease is due to the acquisition of lower than average cost per unit properties from the KRE and Nance acquisitions in the latter half of 1999, the addition of lower cost reserves as a result of 1999 drilling activities and the effect of producing property impairments the Company recognized in the fourth quarter of 1999 and the first quarter of 2000.

     St. Mary reviews its producing properties for impairments when events or changes in circumstances indicate that an impairment in value may have occurred. The impairment test compares the expected undiscounted future net revenues on a field-by-field basis with the related net capitalized costs at the end of each period. When the net capitalized costs exceed the undiscounted future net revenues, the cost of the property is written down to fair value, which is determined using future net revenues for the producing property discounted at 15%. Future net revenues are estimated using escalated prices and include the estimated effects of the Company's hedging contracts in place at December 31, 1999. The Company recorded an $863,000 impairment of proved oil and gas properties in the second quarter of 2000 compared with $247,000 in 1999. Impairments relate to marginal well adjustments of $314,000 from the Buffalo Wallow prospect and $400,000 from the SW Weatherford prospect, both in Oklahoma.

     Abandonment and impairment of unproved properties increased $273,000 or 81% to $609,000 for the three months ended June 30, 2000 compared with $336,000 in 1999. This increase is due to additional abandonment of expired leases in 2000.

     Exploration. Exploration expense increased $455,000 or 38% to $1.7 million for the three months ended June 30, 2000 compared with $1.2 million in 1999. The increase is a result of increased personnel costs associated with exploration activity.

     General and Administrative. General and administrative expenses increased $301,000 or 15% to $2.3 million for the three months ended June 30, 2000 compared with $2.0 million in 1999. Increases in general and administrative expenses resulting from the KRE and Nance acquisitions were partially offset by a $1.3 million increase in COPAS overhead reimbursement from operations of the KRE properties and assumption of Permian Basin operations.

     Minority Interest and Other Operating Expenses. Minority interest and other operating expense increased $379,000 to $592,000 from $213,000 in 1999. St. Mary paid $289,000 in settlement of a lawsuit related to its Oklahoma operations and incurred additional expense attributable to minority interest investments of $81,000 in the second quarter of 2000.

     Non-Operating Income and Expense. Net non-operating income decreased $127,000 to $140,000 for the three months ended June 30, 2000 compared with $267,000 in 1999. This decrease is due to the 1999 recognition of interest income on the Company's loan to Summo offset by the difference in interest expense capitalized in the second quarter of 2000 compared to 1999.

     Income Taxes. Income tax expense totaled $9.4 million for the three months ended June 30, 2000 and $982,000 in 1999, resulting in effective tax rates of 39.1% and 34.0%, respectively. The effective rate change reflects a diminished effect from alternative fuel credits allowed under Internal Revenue Code Section 29 due to higher net income before tax, additional accrued state income taxes from income generated by the properties acquired from KRE and an increase in deferred federal income tax from a 1% rate increase to the highest Federal marginal rate.

     Net Income. Net income for the three months ended June 30, 2000 increased $12.7 million or 666% to $14.6 million compared with $1.9 million in 1999. A 58% increase in gas prices, a 44% increase in oil prices combined with an 83% increase in oil production and a 76% increase in gas production resulted in a record $27.5 million increase in oil and gas production revenue. A $2.4 million increase in gain on the sale of proved properties contributed to the $30.0 million increase in total operating revenues. These increases were reduced by corresponding increases in oil and gas production costs and DD&A as well as an $8.4 million increase in income tax expense.

Six-Month Comparison

     Oil and Gas Production Revenues. St. Mary has experienced record growth in oil and gas production revenues as reflected by an increase of $50.4 million, or 170% to $80.0 million for the six months ended June 30, 2000 compared with $29.6 million for the same period in 1999. The increase was a result of an oil production volume increase of 87%, a gas production increase of 75% and increases in the average price received for both oil and gas in 2000 compared to 1999. The average realized oil price increased 70% to $23.10 per Bbl, while the average realized gas price increased 45% to $2.89 per Mcf. Average net daily production increased to a six month record of 139.9 MMCFE for 2000 compared with
79.1 MMCFE in 1999. St Mary's acquisitions since June 1999 have added $40.6 million of revenue and average net daily production of 59.0 MMCFE current year to date over 1999. A positive response to a waterflood at Parkway Delaware Unit combined with a successful gas well completion in the Permian Basin has added
4.7 MMCFE to average net daily production and $4.2 million of revenue from 1999 to 2000.

     St. Mary hedged approximately 59% or 657.9 MBbls of its oil production for the six months ended June 30, 2000 and realized a $5.3 million decrease in oil revenue compared with a $43,000 decrease in 1999. Without these contracts the Company would have received an average price of $27.90 per Bbl in 2000 compared to $15.64 per Bbl in 1999. St. Mary also hedged 39% of its 2000 gas production or 4.1 million MMBtu and realized a $3.2 million decrease in gas revenue compared with a $1.4 million increase in gas revenue in 1999. Without these contracts in place the Company would have received an average price of $3.04 per Mcf for the six months ended June 30, 2000 compared to $1.89 per Mcf for the same period in 1999.

     Gain (loss) on sale of proved properties. Gain on sale of proved properties increased $2.2 million to $2.3 million for the six months ended June 30, 2000 from $114,000 for the same period in 1999. In 2000 St. Mary has recognized a $1.8 million gain on the sale of its share of the shallow production from the HJSA top lease to the previous operator and recognized a $455,000 gain on the sale of its share of the Rock Penn Unit in West Texas.

     Oil and Gas Production Costs. Total production costs increased $8.3 million or 104% to $16.2 million for the six months ended June 30, 2000 from $8.0 million in 1999. Acquisitions since have added $7.0 million of production costs over the comparable 1999 period. Production costs have also increased by $889,000 in the Permian Basin as a result of waterflood activities. Total oil and gas production costs per MCFE increased 14% to $.64 for 2000 compared with $.56 for 1999. An $0.11 increase is due to lease operating expenses and increased production taxes on increased revenue in the higher-cost Williston Basin and was partially offset by a $0.04 decrease caused by lower than average production costs from the KRE acquisition properties.

     Depreciation, Depletion, Amortization and Impairment. Depreciation, depletion and amortization expense ("DD&A") increased $6.5 million or 61% to $17.2 million for the six months ended June 30, 2000 from $10.7 million in 1999. DD&A expense per MCFE decreased 10% to $.67 for the six months ended June 30, 2000 compared with $.75 in 1999. The decrease is due to the acquisition of lower than average cost per unit properties from the KRE and Nance acquisitions in the latter half of 1999, the addition of lower cost reserves as a result of 1999 drilling activities and effect of producing property impairments the Company recognized in the fourth quarter of 1999 and the first quarter of 2000.

     The Company recorded a $2.0 million impairment of proved oil and gas properties for the first six months of 2000 compared with $247,000 in 1999. Impairments in 2000 include a declining performance adjustment of $703,000 from the West Cameron Block 39 prospect in the Gulf of Mexico. Marginal well impairments include $220,000 from the Midland prospect in South Louisiana and $478,000 from the Buffalo Wallow prospect and $400,000 from the SW Weatherford prospect, both in Oklahoma.

     Abandonment and impairment of unproved properties increased $489,000 or 61% to $1.3 million for the six months ended June 30, 2000 compared with $800,000 in 1999. This increase is due to additional abandonment of expired leases in 2000.

     Exploration. Exploration expense increased $1.5 million or 50% to $4.4 million for the six months ended June 30, 2000 compared with $2.9 million in 1999. St. Mary increased its spending on geological and geophysical expenses by $255,000, incurred an additional $613,000 of dry hole expense related to its unsuccessful 1999 test well drilled at South Horseshoe Bayou and increased personnel expenses related to exploration activity.

     General and Administrative. General and administrative expenses increased $1.5 million or 40% to $5.1 million for the six months ended June 30, 2000 compared with $3.6 million in 1999. Increases in general and administrative expenses resulting from the KRE and Nance acquisitions were partially offset by a $2.1 million COPAS overhead reimbursement increase related to operations of the KRE properties and assumption of Permian Basin operations.

     Minority Interest and Other Operating Expenses. Minority interest and other operating expense increased $896,000 to $1.2 million from $338,000 in 1999 due to increased activity in St. Mary's litigation activities. The Company was seeking to recover damages from the drilling contractor in connection with the St. Mary Land and Exploration #1 well at South Horseshoe Bayou. St. Mary recorded $414,000 in conjunction with a lawsuit related to its Oklahoma operations and incurred an additional $211,000 of expense related to minority interest investments through the six months ended June 30, 2000.

     Non-Operating Income and Expense. Net non-operating income increased $158,000 to $280,000 for the six months ended June 30, 2000 compared with $122,000 in 1999. This increase is due to an increase in cash available for investment and $323,000 of capitalized interest. These increases were offset by the 1999 recognition of interest income on the Company's loan to Summo.

     Income Taxes. Income tax expense totaled $13.8 million for the six months ended June 30, 2000 and $1.2 million in 1999, resulting in effective tax rates of 38.1% and 33.4%, respectively. The effective rate change reflects a diminished effect from alternative fuel credits allowed under Internal Revenue Code Section 29 due to higher net income before tax, additional accrued state income taxes from income generated by the properties acquired from KRE and an increase in deferred federal income tax from a 1% rate increase to the highest Federal marginal rate.

     Net Income. Net income for the six months ended June 30, 2000 increased $20.2 million or 871% to $22.5 million compared with $2.3 million in 1999. A 45% increase in gas prices, a 70% increase in oil prices combined with an 87% increase in oil production and a 75% increase in gas production resulted in a six month record $50.4 million increase in oil and gas production revenue. A $2.2 million increase in gain on the sale of proved properties contributed to the $53.4 million increase in total operating revenues. These increases were reduced by corresponding increases in oil and gas production costs and DD&A as well as a $1.7 million increase in impairment of proved properties, a $1.5 million increase in exploration expense, a $1.5 million increase in general and administrative expense, an $896,000 increase in minority interest and other operating expense and a $12.7 million increase in income tax expense.

Liquidity and Capital Resources

     St. Mary's primary sources of liquidity are the cash provided by operating activities, debt financing, sales of non-strategic properties and access to the capital markets. The Company's cash needs are for the acquisition, exploration and development of oil and gas properties and for the payment of debt obligations, trade payables and stockholder dividends. Exploration and development programs are generally financed from internally generated cash flow, bank debt and cash and cash equivalents on hand. The capital expenditure budget is continually reviewed based on changes in cash flow and other factors.

     Cash Flow. St. Mary's net cash provided by operating activities increased $2.2 million or 11% to $22.5 million for the six months ended June 30, 2000 compared with $20.3 million in 1999. The net change was caused by a $16.2 million increase in total non-cash expenses for the six months ended June 30, 2000 when compared to 1999. The $20.2 million increase in net income was offset by a $29.8 million decrease in the change in accounts receivable and a $2.2 million change in the adjustment for gain on sale of proved properties.

     Exploratory dry hole costs are included in cash flows from investing activities even though these costs are expensed as incurred. If exploratory dry hole costs had been included in operating cash flows, the net cash provided by operating activities would have been $21.7 million and $20.4 million in 2000 and 1999, respectively.

     Net cash used in investing activities increased $19.0 million or 102% to $37.7 million for the six months ended June 30, 2000 compared with $18.7 million in 1999. This increase is due to capital expenditures and a net $3.5 million change resulting from a combination of other activity and offset by cash received from sales of property. Total capital expenditures, including acquisitions of oil and gas properties, in the first half of 2000 increased $16.7 million or 74% to $39.0 million compared with $22.3 million in the first half of 1999.

     If exploratory dry hole costs had been included in operating cash flows rather than in investing cash flows, net cash used in investing activities would have been $35.5 million and $18.8 million in 2000 and 1999, respectively.

     Net cash provided by financing activities increased $6.6 million or 160% to $2.5 million for the six months ended June 30, 2000 compared with net cash used of $4.1 million in 1999. This increase is due to increased borrowing of $850,000 in 2000 compared to a $2.7 million debt decrease in 1999 and a net change in proceeds from the sale of common stock through the Company's stock option and employee stock purchase plans of $3.2 million.

     The Company had $2.9 million in cash and cash equivalents and had working capital of $30.7 million as of June 30, 2000 compared with $14.2 million in cash and cash equivalents and working capital of $13.4 million as of December 31, 1999. The reduction in cash and cash equivalents reflects the large increase in accounts receivable at June 30, 2000.

     Credit Facility. On June 27, 2000, St. Mary entered into an agreement to amend the existing long-term revolving credit agreement. The maximum loan amount remains at $200.0 million. The lender may periodically re-determine the aggregate borrowing base depending upon the value of the Company's oil and gas properties and other assets. In March 2000 the borrowing base was increased $39 million by the lender to $140 million. The accepted borrowing base was $40 million at June 30, 2000. The credit agreement now has a maturity date of December 31, 2006, and includes a revolving period that matures on June 30, 2003. St. Mary can elect to allocate up to 50% of available borrowings to a short-term tranche due June 26, 2001. The Company must comply with certain covenants including maintenance of stockholders' equity at a specified level and limitations on additional indebtedness. As of June 30, 2000, and December 31, 1999,

$13.9 million and $13.0 million, respectively, was outstanding under this credit agreement. These outstanding balances accrue interest at rates determined by the Company's debt to total capitalization ratio. During the revolving period of the loan, loan balances accrue interest at the Company's option of either (a) the higher of the Federal Funds Rate plus 1/2% or the prime rate, or (b) LIBOR plus 3/4% when the Company's debt to total capitalization is less than 30%, up to a maximum of either (a) the higher of the Federal Funds Rate plus 3/4% or the prime rate plus 1/4%, or (b) LIBOR plus 1-3/8% when the Company's debt to total capitalization is equal to or greater than 50%. At June 30, 2000 St. Mary's debt to total capitalization ratio as defined under the credit agreement was 5.1%.

     Common Stock. St. Mary is authorized to issue up to 50,000,000 shares of its common stock.

     In August 1998 St. Mary's Board of Directors authorized a stock repurchase program whereby the Company may purchase from time-to-time, in open market transactions or negotiated sales, up to 1,000,000 of its common shares. Through 1999 the Company repurchased a total of 182,800 shares of its common stock under the program for $3.0 million at a weighted-average price of $16.38 per share. During the first quarter of 2000 St. Mary repurchased an additional 15,000 shares for a weighted average price of $22.99 per share. Management anticipates that additional purchases of shares by the Company may occur as market conditions warrant. Such purchases will be funded with internal cash flow and borrowings under the Company's credit facility.

     In July 2000 St. Mary's Board of Directors approved a two-for-one stock split to be effected in the form of a stock dividend whereby one additional share of St. Mary common stock will be issued for each common share outstanding to shareholders of record as of the close of business August 21, 2000. Management anticipates that the stock dividend will be distributed on or about September 5, 2000. None of the per share references herein reflect this prospective stock split.

     Capital and Exploration Expenditures. St. Mary's expenditures for exploration and development of oil and gas properties and acquisitions are the primary use of its capital resources. Expenditures for the six months ended June 30, 2000 were $39.0 million and included $10.4 million for acquisitions. The comparable amounts for 1999 were $22.3 million and $1.9 million, respectively.

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

     In  March  2000  St.   Mary   acquired  an   additional   interest  in  the
Nearburg-Spearfish Unit located in the Williston Basin for an adjusted cash purchase price of $880,000.

     In May 2000 St. Mary acquired the Williston Basin assets of Tipperary Corporation, a Denver-based operator, for approximately $7.3 million. The Company also acquired additional properties in the Williston Basin for $1.7 million in July 2000.

     In June 2000 St. Mary incurred an additional $1.3 million related to its HJSA property located in West Texas and acquired an additional interest in the East Cameron Block 56/57 offshore Gulf Coast property for $246,000.

     Outlook. St Mary believes that its existing capital resources, cash flows from operations and available borrowings are sufficient to meet its anticipated capital and operating requirements for the remainder of 2000.

     The Company generally allocates approximately 85% of its capital budget to low to moderate-risk exploration, development and niche acquisition programs in its core operating areas. The remaining portion of the capital budget is directed to higher-risk, large exploration ideas that have the potential to increase reserves by 25% or more in any single year.

     St. Mary anticipates incurring approximately $105.0 million for capital and exploration expenditures in 2000 with $60.5 million allocated for ongoing exploration and development in its core operating areas, $32.5 million for niche acquisitions of producing properties and $12.0 for large-target, higher-risk exploration and development.

     Anticipated exploration and development expenditures for the year for each of St. Mary's core areas include $22.0 million in the Mid-Continent region, $6.5 million in the Gulf Coast and Gulf of Mexico region, $10.0 million in the ArkLaTex region, $2.0 million in the Williston Basin and $6.5 million allocated within the Permian Basin and other.

     The amount and allocation of future capital and exploration expenditures will depend upon a number of factors including the number of available acquisition opportunities, the Company's ability to assimilate such acquisitions, the impact of oil and gas prices on investment opportunities, the availability of capital and borrowing capability, competition for available drilling rigs and personnel and the success of its development and exploratory activity which could lead to funding requirements for further development.

     St. Mary's presence in south Louisiana includes active management of its fee lands from which royalty income is derived. Due to recent acquisition and drilling successes, royalty income has a much smaller relative impact. Royalty revenues from the fee lands were $3.0 million or 3.7% of total oil and gas revenues for the six months ending June 30, 2000 and $1.5 million or 5.1% of total oil and gas revenues for the same period in 1999. St. Mary has encouraged development drilling by its lessees, facilitated the origination of new prospects on acreage not held by production and stimulated exploration interest in deeper, untested horizons.

     St. Mary seeks to protect its rate of return on acquisitions of producing properties by hedging up to the first 24 months of an acquisition's production at prices approximately equal to those used in the Company's acquisition evaluation and pricing model. The Company also periodically uses hedging contracts to hedge or otherwise reduce the impact of oil and gas price fluctuations on production from each of its core operating areas. The Company's strategy is to ensure certain minimum levels of operating cash flow and to take advantage of windows of favorable commodity prices. St. Mary has generally limited its aggregate hedge position to no more than 50% of its total production but may change this policy in the future. The Company seeks to minimize basis risk and indexes the majority of its oil hedges to NYMEX prices and the majority of its gas hedges to various regional index prices associated with pipelines in proximity to the Company's areas of gas production. Including hedges entered into since June 30, 2000, the Company has hedged as follows:

Swaps:
                                                   Average
      Year        Product          Percentage      Fixed Price     Pricing
      ----        -------          ----------      -----------     -------
      2000        Natural Gas       17%            $2.43           MMBtu
      2001        Natural Gas       <1%            $2.46           MMBtu
      2000        Oil               27%            $23.29          Bbl
      2001        Oil                5%            $21.45          Bbl
      2002        Oil                1%            $20.70          Bbl

Collars:
                                                   Range of          Range of
      Year        Product           Percentage     Ceiling Prices    Floor Prices     Pricing
      ----        -------           ----------     --------------    ------------     -------
      2000        Natural Gas       31%            $2.00-5.00        $2.00-3.97       MMBtu
      2001        Natural Gas       38%            $2.90-5.80        $2.30-3.00       MMBtu
      2000        Oil               25%            $17.75-27.00      $15.00-19.50     Bbl
      2001        Oil               16%            $20.64-27.22      $16.44-19.00     Bbl

     If these commodity hedging contracts had been terminated on June 30, 2000, St. Mary would have been required to pay the fair value of approximately $30.4 based on quarter end pricing. As of that date the Company had $6.8 million in margin deposits outstanding to a counterparty. These margin deposits are included in accounts receivable.

     In February 2000 St. Mary exercised its option to convert its Khanty Mansiysk Oil Corporation ("KMOC") production payment receivable into common stock of KMOC. In July 2000 the Company finalized a negotiated value for the receivable that equates to 21,583 shares of KMOC common stock under the terms of the original agreement. Management believes that the current fair market value of the stock is in excess of its carrying value.

     On August 5, 2000, St. Mary and its partners (the Group) assumed control of a 30,450-acre top lease in the North Ward Estes Field in Ward County, Texas. In June 2000, the Group sold the rights to approximately 260 shallow producing wells in this field to the previous operator. St. Mary recognized $2.0 million in proceeds from the sale. The Company now has a 21.4% working interest in the production from 95 wellbores and the future development and production rights on this 50 square mile property. The top lease will continue in effect for as long as oil and/or gas is produced in paying quantities.

     The Company continually analyzes its net investment in Summo and the effect of worldwide copper price and inventory fluctuations on Summo's stock price. Future development and financial success of Lisbon Valley, Summo's primary project, are dependent upon these factors. Management believes its $1.4 million note receivable is realizable. The Company owned 5.98 million shares of Summo as of June 30, 2000.

Accounting Matters

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Statement requires companies to report all derivatives at fair value as either assets or liabilities and bases the accounting treatment of the derivatives on the reasons an entity holds the instrument. In June 1999 the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133--An Amendment of FASB Statement No. 133." SFAS No. 137 delayed the effective date of the requirements of SFAS No. 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 138 amends and clarifies certain elements of SFAS No. 133, including expansion of the normal purchases and normal sales exception. Management is currently reviewing the effects these Statements will have on the financial statements in relation to the Company's hedging activities and will implement SFAS No. 133 by January 1, 2001.

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

     A hypothetical $0.10 per MMBtu change in the Company's quarter-end market prices for natural gas swaps and futures contracts on a notional amount of 27.2 million MMBtu would cause a potential $1.7 million change in net income (loss) before income taxes for contracts in place on June 30, 2000. A hypothetical $1.00 per Bbl change in the Company's quarter-end market prices for crude oil swaps and future contracts on a notional amount of 1,296 MBbls would cause a potential $1.0 million change in net income (loss) before income taxes for oil contracts in place on June 30, 2000. These hypothetical changes were discounted to present value using a 7.5% discount rate since the latest expected maturity date of certain swaps and futures contracts is greater than one year from the reporting date.

     Interest Rate Risk. Market risk is estimated as the potential change in fair value resulting from an immediate hypothetical one percentage point parallel shift in the yield curve. A sensitivity analysis presents the hypothetical change in fair value of those financial instruments held by the Company at June 30, 2000, which are sensitive to changes in interest rates. For fixed-rate debt, interest rate changes affect the fair market value but do not impact results of operations or cash flows. Conversely for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future results of operations and cash flows, assuming other factors are held constant. The carrying amount of the Company's floating rate debt approximates its fair value. At June 30, 2000, the Company had floating rate debt of $13.9 million and had no fixed rate debt. Assuming constant debt levels, the results of operations and cash flows impact for the remainder of the year resulting from a one percentage point change in interest rates would be approximately $69,000 before taxes.

PART II.  OTHER INFORMATION

Item 4.         Submission of Matters to a Vote of Security Holders

     At the Company's annual stockholders' meeting on May 17, 2000, the shareholders approved management's current slate of directors. The directors elected and the vote tabulation for each director are as follows:

DIRECTOR                   FOR          WITHHELD
-----------              ----------      --------
Larry W. Bickle          10,492,538       86,365
William J. Gardiner      10,492,638       86,265
R. James Nicholson       10,492,538       86,365
Ronald D. Boone          10,492,638       86,265
Mark A. Hellerstein      10,492,638       86,265
Arend J. Sandbulte       10,492,638       86,265
Thomas E. Congdon        10,492,538       86,365
Jack Hunt                10,477,558      101,345
John M. Seidl            10,492,638       86,265
David C. Dudley          10,492,638       86,265
Robert L. Nance          10,492,638       86,265

Item 6.         Exhibits and Reports on Form 8-K

                (a)   Exhibits

                      Exhibit           Description

                      10.1              Second Amendment to Credit Agreement
                      27.1              Financial Data Schedule

                (b) A report on Form 8-K dated May 18, 2000, and an amended report on Form 8-K/A dated June 22, 2000 were filed during the quarter ended June 30, 2000. Both reports were in regards to the acquisition of properties from Tipperary Corporation and included Item 2, Acquisition or Disposition of Assets, and Item 7, Financial Statements and Exhibits.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                       ST. MARY LAND & EXPLORATION COMPANY



           August 11, 2000             By  /s/ MARK A. HELLERSTEIN
                                           -----------------------
                                           Mark A. Hellerstein
                                           President and Chief Executive Officer


           August 11, 2000             By  /s/ RICHARD C. NORRIS
                                           ---------------------
                                           Richard C. Norris
                                           Vice President - Finance, Secretary
                                           and Treasurer


           August 11, 2000              By /s/ GARRY A. WILKENING
                                           ----------------------
                                           Garry A. Wilkening
                                           Vice President - Administration and
                                           Controller