Form 10-Q
period 2000-09-30
ST MARY LAND & EXPLORATION CO
filed 2000-11-13
CIK 893538

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

                  For the Quarterly Period Ended September 30, 2000

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

As of November 9, 2000, the registrant had 28,024,586 shares of Common Stock, $.01 par value, outstanding, which reflects the two-for-one stock split effected in the form of a stock dividend in August 2000.

================================================================================

                       ST. MARY LAND & EXPLORATION COMPANY

                                      INDEX

Part I.  FINANCIAL INFORMATION                                              PAGE

         Item 1.  Financial Statements (Unaudited)
                  Consolidated Balance
                  Sheets - September 30, 2000 and
                  December 31, 1999............................................3

                  Consolidated Statements of
                  Operations - Three Months Ended
                  September 30, 2000 and 1999: Nine Months
                  Ended September 30, 2000 and 1999............................4

                  Consolidated Statements of
                  Cash Flows - Nine Months Ended
                  September 30, 2000 and 1999..................................5

                  Notes to Consolidated Financial
                  Statements - September 30, 2000..............................7

         Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations................................................9

         Item 3.  Quantitative and Qualitative Disclosures
                  About Market Risk (Included with the
                  content of Item 2.).........................................19

Part II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K............................20

                  Exhibits

                  27.1  Financial Data Schedule

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                            ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                    (In thousands, except share amounts)

                                                    ASSETS                       September 30,      December 31,
                                                                                --------------     -------------
                                                                                     2000              1999
                                                                                --------------     -------------
Current assets:
  Cash and cash equivalents                                                     $       6,571      $     14,195
  Accounts receivable                                                                  53,185            22,971
  Prepaid expenses and other                                                            1,393             2,173
  Refundable income taxes                                                               2,895                26
  Deferred income taxes                                                                   164                90
                                                                                --------------     -------------
       Total current assets                                                            64,208            39,455
                                                                                --------------     -------------

Property and equipment (successful efforts method), at cost:
  Proved oil and gas properties                                                       339,341           292,323
  Less accumulated depletion, depreciation, amortization and impairment              (166,595)         (142,680)
  Unproved oil and gas properties, net of impairment
    allowance of $9,275 in 2000 and $8,984 in 1999                                     31,924            28,556
  Other property and equipment, net of accumulated depreciation of $3,399
    in 2000 and $3,033 in 1999                                                          3,211             2,465
                                                                                --------------     -------------
       Total property and equipment                                                   207,881           180,664
                                                                                --------------     -------------
Other assets:
  Khanty Mansiysk Oil Corporation receivable and stock                                  5,110             5,110
  Summo Minerals Corporation  investment and receivable                                 1,861             1,655
  Other assets                                                                          2,623             3,554
                                                                                --------------     -------------
       Total other assets                                                               9,594            10,319
                                                                                --------------     -------------
Total Assets                                                                    $     281,683      $    230,438
                                                                                ==============     =============
                                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                                         $      23,093      $     25,743
  Current portion of stock appreciation rights                                            467               272
                                                                                --------------     -------------
       Total current liabilities                                                       23,560            26,015
                                                                                --------------     -------------
Long-term liabilities:
  Long-term debt                                                                        3,000            13,000
  Deferred income taxes                                                                21,086               501
  Stock appreciation rights                                                                 -               455
  Other noncurrent liabilities                                                          1,095             1,380
                                                                                --------------     -------------
       Total long-term liabilities                                                     25,181            15,336
                                                                                --------------     -------------
Commitments and contingencies
                                                                                --------------     -------------
Minority interest                                                                         348               315
                                                                                --------------     -------------
Stockholders' equity:
  Common stock, $.01 par value: authorized  - 50,000,000 shares: issued and
    outstanding - 28,405,502 shares in 2000 and 27,893,910 shares in 1999                 284               279
  Additional paid-in capital                                                          130,500           123,974
  Treasury stock - at cost:  395,600 shares in 2000 and 365,600 shares in 1999         (3,339)           (2,995)
  Retained earnings                                                                   104,778            67,230
  Unrealized gain on marketable equity securities-available for sale                      371               284
                                                                                --------------     -------------
       Total stockholders' equity                                                     232,594           188,772
                                                                                --------------     -------------
Total Liabilities and Stockholders' Equity                                      $     281,683      $    230,438
                                                                                ==============     =============

                             The accompanying notes are an integral part
                             of these consolidated financial statements.
                                                 -3-


                                         ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                                (In thousands, except per share amounts)

                                                          For the Three Months Ended            For the Nine Months Ended
                                                                September 30,                          September 30,
                                                          ---------------------------           -------------------------
                                                             2000             1999                 2000           1999
                                                          ----------       ----------           ----------     ----------
Operating revenues:
  Oil and gas production                                  $  53,596        $  19,275            $ 133,604      $  48,853
  Gain (loss) on sale of proved properties                        8              (75)               2,340             39
  Other oil and gas revenue                                     188               12                1,062            166
  Other revenues                                                 52              691                  247            860
                                                          ----------       ----------           ----------     ----------
       Total operating revenues                              53,844           19,903              137,253         49,918
                                                          ----------       ----------           ----------     ----------

Operating expenses:
  Oil and gas production                                      9,837            5,181               26,061         13,135
  Depletion, depreciation and amortization                    9,627            5,312               26,805         15,995
  Impairment of proved properties                               852              116                2,802            363
  Exploration                                                 2,346            1,497                6,749          4,439
  Abandonment and impairment of unproved properties             732            1,443                2,021          2,243
  General and administrative                                  2,343            1,763                7,438          5,401
  Loss in equity investees                                        -                -                    -             58
  Minority interest and other                                   (56)             548                1,178            886
                                                          ----------       ----------           ----------     ----------
       Total operating expenses                              25,681           15,860               73,054         42,520
                                                          ----------       ----------           ----------     ----------

Income from operations                                       28,163            4,043               64,199          7,398

Nonoperating income and (expense):
  Interest income                                               252              148                  655            786
  Interest expense                                              (25)            (344)                (148)          (860)
                                                          ----------       ----------           ----------     ----------
Income before income taxes                                   28,390            3,847               64,706          7,324
Income tax expense                                           11,251            1,354               25,084          2,515
                                                          ----------       ----------           ----------     ----------

Net income                                                $  17,139        $   2,493            $  39,622      $   4,809
                                                          ==========       ==========           ==========     ==========

Basic net income per common share                         $     .61        $     .11            $    1.43      $     .22
                                                          ==========       ==========           ==========     ==========
Diluted net income per common share                       $     .60        $     .11            $    1.41      $     .22
                                                          ==========       ==========           ==========     ==========

Basic weighted average common shares outstanding             27,920           22,193               27,690         21,905
                                                          ==========       ==========           ==========     ==========
Diluted weighted average common shares outstanding           28,535           22,456               28,151         21,999
                                                          ==========       ==========           ==========     ==========

Cash dividends declared per share                         $   0.025        $   0.025            $   0.075      $   0.075
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

                              ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                 (In thousands)


                                                                                    For the Nine Months Ended
                                                                                          September 30,
                                                                                   ---------------------------
                                                                                       2000            1999
                                                                                   -----------      ----------
Reconciliation of net income to net cash provided by operating activities:
    Net income                                                                     $   39,622       $   4,809
    Adjustments to reconcile net income to net
          cash provided by operating activities:
      Gain on sale of proved properties                                                (2,340)            (39)
      Depletion, depreciation and amortization                                         26,805          15,995
      Impairment of proved properties                                                   2,802             363
      Exploration                                                                       1,302             499
      Abandonment and impairment of unproved properties                                 2,021           2,243
      Loss in equity investees                                                              -              58
      Deferred income taxes                                                            20,585           1,983
      Minority interest and other                                                         430            (604)
                                                                                   -----------      ----------
                                                                                       91,227          25,307
    Changes in current assets and liabilities:
      Accounts receivable                                                             (30,333)          3,802
      Prepaid expenses and other                                                       (2,165)          3,141
      Accounts payable and accrued expenses                                            (3,193)         (5,926)
      Stock appreciation rights                                                           195             (86)
                                                                                   -----------      ----------
    Net cash provided by operating activities                                          55,731          26,238
                                                                                   -----------      ----------
    Cash flows from investing activities:
      Proceeds from sale of oil and gas properties                                      1,819             725
      Capital expenditures                                                            (45,509)        (29,471)
      Acquisition of oil and gas properties                                           (13,529)         (4,163)
      Sale of Chelsea Corporation                                                           -           2,066
      Investment in and loans to Summo Minerals Corporation                                 -            (220)
      Collections on loan to Summo Minerals Corporation                                     -           2,096
      Receipts from restricted cash                                                         -             720
      Investment in Nance Petroleum Corporation                                             -             684
      Other                                                                               931            (348)
                                                                                   -----------      ----------
    Net cash used in investing activities                                             (56,288)        (27,911)
                                                                                   -----------      ----------

    Cash flows from financing activities:
      Proceeds from long-term debt                                                     22,700          24,550
      Repayment of long-term debt                                                     (32,700)        (22,337)
      Proceeds from sale of common stock                                                5,351             190
      Repurchase of common stock                                                         (345)           (525)
      Dividends paid                                                                   (2,073)         (1,639)
      Other                                                                                 -             207
                                                                                   -----------      ----------
    Net cash provided by (used in) financing activities                                (7,067)            446
                                                                                   -----------      ----------

    Net decrease in cash and cash equivalents                                          (7,624)         (1,227)
    Cash and cash equivalents at beginning of period                                   14,195           7,821
                                                                                   -----------      ----------

    Cash and cash equivalents at end of period                                     $    6,571       $   6,594
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


                              ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                  (Continued)



      Supplemental schedule of additional cash flow information and noncash investing and financing activities:

                                                                                    For the Nine Months Ended
                                                                                          September 30,
                                                                                   ---------------------------
                                                                                       2000            1999
                                                                                   -----------      ----------
                                                                                           (In thousands)

      Cash paid for interest                                                       $      745       $     844

      Cash paid for income taxes                                                        7,127             300

      Cash paid for exploration expenses                                                6,711           4,938






      In January 1999 the Company issued 7,200 shares of common stock to its directors and recorded compensation expense of $54,612.

      In June 1999 the Company acquired Nance Petroleum Corporation and Quanterra Alpha Limited Partnership
      for 518,988 shares of the Company's common stock valued at $3,091,000 together with the assumption of
      $3,389,000 of Nance Petroleum Corporation debt. The acquisition was accounted for as a purchase.

      Following is a table of the noncash items acquired in the 1999 purchase of Nance Petroleum Corporation:

      Accounts receivable & other assets                                           $      789
      Property and equipment                                                            6,365
      Accounts payable                                                                   (642)
      Deferred income taxes                                                              (667)
      Long-term debt                                                                   (3,389)

      In January 2000 the Company issued 8,400 shares of common stock to its directors and recorded compensation expense of $88,368.

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

              ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                           ---------------------------
                               September 30, 2000


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

     The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the Form 10-K for the year ended December 31, 1999. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes included in the Form 10-K.

Note 2 - Investments

     The Company accounts for its investment in Summo Minerals Corporation under the cost method of accounting. St. Mary's ownership percentage was 16% as of September 30, 2000.

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

Note 3 - Capital Stock

     In July 2000 St. Mary's Board of Directors approved a two-for-one stock split effected in the form of a stock dividend whereby one additional common share of stock was distributed for each common share outstanding. The stock split was distributed on September 5, 2000, to shareholders of record as of the close of business on August 21, 2000. All share and per share amounts for all periods presented herein have been restated to reflect this stock split.

     In August 1998 the Company's Board of Directors approved a stock repurchase program whereby the Company may purchase from time to time, in open market purchases or negotiated sales, up to two million shares of its common stock. During the first quarter of 2000 the Company repurchased 30,000 shares of its common stock under the program at a weighted average price of $11.50 per share, bringing the total number of shares repurchased under the program to 395,600 at a weighted-average price of $8.45 per share. Additional purchases of shares by the Company may occur as market conditions warrant. Such purchases would be funded with internal cash flow and borrowings under the Company's credit facility.

Note 4 - Income Taxes

     Federal income tax expense for the three-month and nine-month periods ended September 30, 2000 and 1999 differ from the amounts that would be provided by applying the statutory U.S. Federal income tax rate to income before income taxes primarily due to Section 29 credits, percentage depletion, the effect of state income taxes, and the effect of a 1% Federal rate increase on the Company's total temporary differences.

Note 5 - Long-term Debt

     On June 27, 2000, the Company entered into an agreement to amend the current long-term revolving credit agreement dated June 30, 1998, and amended in December 1998. Under the second amendment the maximum loan amount was maintained at $200.0 million, and the aggregate borrowing base was set at $140.0 million. The lender may periodically re-determine the aggregate borrowing base depending upon the value of the Company's oil and gas properties and other assets. At September 30, 2000, the accepted borrowing base was $40.0 million. The second amendment extends the maturity date to December 31, 2006 and includes a revolving period that matures June 30, 2003. The Company can elect to allocate up to 50% of available borrowings to a short-term tranche that is due June 26, 2001. No borrowings are outstanding under this short-term election. The Company must comply with certain covenants including maintenance of stockholders' equity at a specified level and limitations on additional indebtedness. The interest rate schedule was also changed with the second amendment. During the revolving period of the loan, loan balances accrue interest at the Company's option of either (a) the higher of the Federal Funds Rate plus 1/2% or the Prime Rate, or
(b) LIBOR plus 3/4% when the Company's debt to total capitalization is less than 30%, up to a maximum of either (a) the higher of the Federal Funds Rate plus 3/4% or the Prime Rate plus 1/4%, or (b) LIBOR plus 1-3/8% when the Company's debt to total capitalization is equal to or greater than 50%. The Company's debt to total capitalization as defined under the agreement was 1.3%.

Note 6 - Financial Instruments

     In June 2000 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," as an amendment to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 138 amends and clarifies certain elements of SFAS No. 133, including expansion of the normal purchases and normal sales exception. SFAS No. 133 requires companies to report all derivatives at fair value as either assets or liabilities and bases the accounting treatment of the derivatives on the reasons an entity holds the instrument. Management is currently reviewing the effects these Statements will have on the financial statements in relation to the Company's derivative activities and will implement SFAS No. 133 on January 1, 2001.

Note 7 - Subsequent Event

     In October 2000 St. Mary entered into a purchase and sale agreement to acquire oil and gas properties from JN Exploration and Production Limited Partnership, Colt Resources Corporation, Princeps Partners Inc., and The William
G. Helis Company, LLC for $37.2 million in cash. The properties are primarily located in the Anadarko Basin of Oklahoma and currently produce an estimated 8.5 million cubic feet of gas equivalent per day, net to the interests to be acquired. The acquisition is expected to close in late December 2000 upon completion of due diligence procedures. The transaction will be accounted for as a purchase.

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

Results of Operations

     The results of operations for 2000 include two significant acquisitions made during 1999. On June 1, 1999, the Company acquired Nance Petroleum Corporation ("Nance") and Quanterra Alpha Limited Partnership and then acquired various other Williston Basin properties later in 1999. On December 17, 1999, the Company acquired King Ranch Energy, Inc ("KRE"). After the acquisition, KRE's name was changed to St. Mary Energy Company ("SMEC").

     The following table sets forth selected operating data for the periods indicated:

                                             Three Months                         Nine months
                                           Ended September 30,                Ended September 30,
                                      -----------------------------      -----------------------------
                                          2000             1999              2000             1999
                                      ------------     ------------      ------------     ------------
Oil and gas production
revenues (in thousands):
  Gas production                      $    35,822      $     6,596       $    90,105      $    14,683
  Oil production                           17,774           12,679            43,499           34,170
                                      ------------     ------------      ------------     ------------
        Total                         $    53,596      $    19,275       $   133,604      $    48,853
                                      ============     ============      ============     ============
Net production:
  Gas (MMcf)                                9,929            5,503            28,710           16,247
  Oil (MBbls)                                 711              378             1,825              974
                                      ------------     ------------      ------------     ------------
        MMCFE                              14,195            7,771            39,660           22,091
                                      ============     ============      ============     ============
Average sales price (1):
  Gas (per Mcf)                       $      3.61      $      2.30       $      3.14      $      2.10
  Oil (per Bbl)                             24.99            17.43             23.83            15.07

Oil and gas production costs
(in thousands):
  Lease operating expense             $     6,750      $     3,668       $    18,259      $     9,643
  Production taxes                          3,087            1,513             7,802            3,492
                                      ------------     ------------      ------------     ------------
      Total                           $     9,837      $     5,181       $    26,061      $    13,135
                                      ============     ============      ============     ============
Additional per MCFE data:
  Sales price                         $      3.78      $      2.48       $      3.37      $      2.21
  Lease operating expense                     .48              .47               .46              .43
  Production taxes                            .22              .19               .20              .16
                                      ------------     ------------      ------------     ------------
      Operating margin                $      3.08      $      1.82       $      2.71      $      1.60
                                      ============     ============      ============     ============
  Depreciation, depletion and
      amortization                    $       .68      $       .68       $       .68      $       .72
  Impairment of proved
      properties                              .06              .01               .07              .02
  General and administrative                  .17              .23               .19              .24
----------------------------

(1)  Includes the effects of the Company's hedging activities.

Three-Month Comparison

     Oil and Gas Production Revenues. St. Mary experienced another record quarter for oil and gas production revenues as reflected by an increase of $34.3 million, or 178% to $53.6 million for the three months ended September 30, 2000, compared with $19.3 million for the same period in 1999. The increase was the result of an oil production volume increase of 88%, a gas production increase of 80% and increases in the average price received for both oil and gas in the third quarter of 2000 compared to 1999. The average realized oil price increased 43% to $24.99 per Bbl, while the average realized gas price increased 57% to $3.61 per Mcf. Average net daily production increased to a new record of 154.3 MMCFE for the third quarter of 2000 compared with 84.5 MMCFE in the third quarter of 1999. St Mary's acquisitions since June 1999 have added $31.2 million of revenue and average net daily production of 66.7 MMCFE to the third quarter of 2000 as compared to 1999. A positive response to a waterflood at Parkway Delaware Unit and a successful gas well completion and current pricing in the Permian Basin have added 4.7 MMCFE to average net daily production and $3.2 million of revenue from 1999 to 2000.

     St. Mary hedged approximately 49% or 350.8 MBbls of its oil production for the three months ended September 30, 2000, and realized a $3.7 million decrease in oil revenue attributable to hedging compared with a $643,000 decrease in 1999. Without these contracts the Company would have received an average price of $30.13 per Bbl in the third quarter of 2000 compared to $19.13 per Bbl in 1999. St. Mary also hedged 47% of its 2000 third quarter gas production or 10.9 million MMBtu and realized a $6.6 million decrease in gas revenue compared with a $1.2 million decrease in gas revenue in 1999. Without these contracts in place the Company would have received an average price of $4.27 per Mcf for the three months ended September 30, 2000, compared to $2.52 per Mcf for the same period in 1999.

     Gain (Loss) on Sale of Proved Properties. Gain on sale of proved properties increased $83,000 to $8,000 for the quarter ended September 30, 2000, from a loss of $75,000 for the same period in 1999.

     Oil and Gas Production Costs. Oil and gas production costs consist of lease operating expense and production taxes. Total production costs increased $4.6 million or 90% to $9.8 million for the three months ended September 30, 2000, from $5.2 million in 1999. Acquisitions since June 1999 have added $4.0 million of production costs over the comparable 1999 third quarter. Production costs have also increased by $313,000 in the Permian Basin as a result of waterflood activities. Total oil and gas production costs per MCFE increased 3% to $.69 for the third quarter of 2000 compared with $.67 for the third quarter of 1999. An $.11 per MCFE increase is due to lease operating expenses and increased production taxes on increased revenue in the higher-cost Williston and Permian Basins. These increases were offset by a $.09 per MCFE decrease caused by lower than average production costs from the KRE acquisition properties and the Mid-Continent region properties.

     Depreciation, Depletion, Amortization and Impairment. Depreciation, depletion and amortization expense ("DD&A") increased $4.3 million or 81% to $9.6 million for the three months ended September 30, 2000, from $5.3 million in 1999. DD&A expense per MCFE was unchanged at $.68 for the third quarter of 2000 compared with 1999. The 2000 decrease resulting from the acquisition of lower than average cost per unit properties from the KRE and Nance acquisitions in 1999 and the effect of producing property impairments the Company recognized in the fourth quarter of 1999 and the first quarter of 2000 were offset by downward adjustments to reserves due to pricing adjustments and higher-cost drilling results in the third quarter of 2000 as well as producing property impairments the Company recognized in the third quarter of 1999.

     St. Mary reviews its producing properties for impairments when events or changes in circumstances indicate that an impairment in value may have occurred. The impairment test compares the expected undiscounted future net revenues on a field-by-field basis with the related net capitalized costs at the end of each period. When the net capitalized costs exceed the undiscounted future net revenues, the cost of the property is written down to fair value, which is determined using future net revenues for the producing property discounted at 15%. Future net revenues are estimated using escalated prices and include the estimated effects of the Company's hedging contracts in place at December 31, 1999. The Company recorded an $852,000 impairment of proved oil and gas properties in the third quarter of 2000 compared with $116,000 in 1999. Impairments relate to marginal well adjustments of $122,000 from the Lake Dardanelle prospect in Arkansas, $269,000 from the Heil II prospect in Texas and $371,000 from the Boggy Creek prospect and $90,000 from the SW Weatherford prospect, both in Oklahoma.

     Abandonment and impairment of unproved properties decreased $711,000 or 49% to $732,000 for the three months ended September 30, 2000, compared with $1.4 million in 1999. This decrease is due to a reduction in abandonment of expired leases in 2000.

     Exploration. Exploration expense increased $849,000 or 57% to $2.3 million for the three months ended September 30, 2000, compared with $1.5 million in 1999. The increase is a result of an increase in personnel costs associated with exploration activity of $517,000 and a $232,000 increase in geological and geophysical expenses.

     General and Administrative. General and administrative expenses increased $580,000 or 33% to $2.3 million for the three months ended September 30, 2000, compared with $1.8 million in 1999. Increases in general and administrative expenses resulting from the KRE and Nance acquisitions and a $232,000 increase in charitable contributions were partially offset by a $1.4 million increase in COPAS overhead reimbursement from operations of the KRE properties and assumption of Permian Basin operations.

     Minority Interest and Other Operating Expenses. Minority interest and other operating expense decreased $603,000 to income of $55,000 from expense of $548,000 in 1999. In 1999 St. Mary incurred costs to recover damages from the drilling contractor in connection with the St. Mary Land and Exploration 1-24 well at South Horseshoe Bayou. In the third quarter of 2000 the Company recorded a $250,000 credit adjustment related to a lawsuit regarding its Oklahoma operations that offset $174,000 of expense related to minority interest.

     Non-Operating Income and Expense. Net non-operating income increased $423,000 to $227,000 for the three months ended September 30, 2000, compared with expense of $196,000 in 1999. The change is a result of a decrease in outstanding debt and a difference in interest expense capitalized for the third quarter of 2000 when compared to 1999.

     Income Taxes. Income tax expense totaled $11.3 million for the three months ended September 30, 2000, and $1.4 million in 1999, resulting in effective tax rates of 39.6% and 35.2%, respectively. The effective rate change for the quarter reflects a diminished effect from alternative fuel credits allowed under Internal Revenue Code Section 29 due to higher net income before tax, additional accrued state income taxes from income generated by the properties acquired from KRE and an increase in deferred federal income tax from a 1% rate increase to the highest Federal marginal rate.

     Net Income. Net income for the three months ended September 30, 2000, increased $15.6 million or 587% to $17.1 million compared with $2.5 million in 1999. A 57% increase in gas prices and a 43% increase in oil prices combined with an 88% increase in oil production and an 80% increase in gas production resulted in a record $34.3 million increase in oil and gas production revenue. These increases were partially offset by corresponding increases in oil and gas production costs and DD&A as well as a $9.9 million increase in income tax expense.

Nine-Month Comparison

     Oil and Gas Production Revenues. St. Mary has experienced record growth in oil and gas production revenues as reflected by an increase of $84.7 million, or 173% to $133.6 million for the nine months ended September 30, 2000, compared with $48.9 million for the same period in 1999. The increase was a result of an oil production volume increase of 87%, a gas production increase of 77% and increases in the average price received for both oil and gas in 2000 compared to 1999. The average realized oil price increased 58% to $23.83 per Bbl, while the average realized gas price increased 50% to $3.14 per Mcf. Average net daily production increased to a nine month record of 144.7 MMCFE for 2000 compared with 80.9 MMCFE in 1999. St Mary's acquisitions since June 1999 have added $71.7 million of revenue and average net daily production of 61.2 MMCFE current year to date over 1999. A positive response to a waterflood at Parkway Delaware Unit combined with a successful gas well completion and current pricing in the Permian Basin has added 4.7 MMCFE to average net daily production and $8.6 million of revenue from 1999 to 2000.

     St. Mary hedged approximately 55% or 1.0 MMBbls of its oil production for the nine months ended September 30, 2000, and realized a $9.0 million decrease in oil revenue attributable to hedging compared with a $685,000 decrease in 1999. Without these contracts the Company would have received an average price of $28.77 per Bbl in 2000 compared to $15.77 per Bbl in 1999. St. Mary also hedged 42% of its 2000 gas production or 13.3 million MMBtu and realized a $9.4 million decrease in gas revenue compared with a $263,000 increase in gas revenue in 1999. Without these contracts in place the Company would have received an average price of $3.47 per Mcf for the nine months ended September 30, 2000, compared to $2.08 per Mcf for the same period in 1999.

     Gain (Loss) on Sale of Proved Properties. Gain on sale of proved properties increased to $2.3 million for the nine months ended September 30, 2000, from $39,000 for the same period in 1999. In 2000 St. Mary has recognized a $1.8 million gain on the sale of its share of the shallow production from the HJSA top lease to the previous operator and recognized a $455,000 gain on the sale of its share of the Rock Penn Unit in West Texas.

     Oil and Gas Production Costs. Total production costs increased $13.0 million or 98% to $26.1 million for the nine months ended September 30, 2000, from $13.1 million in 1999. Acquisitions since June 1999 have added $11.0 million of production costs over the comparable 1999 period. Production costs have also increased by $1.0 million in the Permian Basin as a result of waterflood activities. Total oil and gas production costs per MCFE increased 12% to $.66 for 2000 compared with $.59 for 1999. A $.14 per MCFE increase due to lease operating expenses and increased production taxes on increased revenue in the higher-cost Williston and Permian Basins was partially offset by a $.06 per MCFE decrease caused by lower than average production costs from the KRE acquisition properties and a $.01 per MCFE decrease from other factors.

     Depreciation, Depletion, Amortization and Impairment. DD&A increased $10.8 million or 68% to $26.8 million for the nine months ended September 30, 2000, from $16.0 million in 1999. DD&A expense per MCFE decreased 7% to $.68 for the nine months ended September 30, 2000, compared with $.72 in 1999. The decrease is due to the acquisition of lower than average cost per unit properties from KRE and Nance in 1999, the addition of lower-cost reserves as a result of 1999 drilling activities and effect of producing property impairments the Company recognized in the fourth quarter of 1999 and the first quarter of 2000.

     The Company recorded a $2.8 million impairment of proved oil and gas properties for the first nine months of 2000 compared with $363,000 in 1999. Impairments in 2000 include a declining performance adjustment of $703,000 from the West Cameron Block 39 prospect in the Gulf of Mexico. Marginal well impairments include $220,000 from the Midland prospect in South Louisiana, $269,000 from the Heil II prospect in Texas and, in Oklahoma, $478,000 from the Buffalo Wallow prospect, $371,000 from the Boggy Creek prospect and $490,000 from the SW Weatherford prospect.

     Abandonment and impairment of unproved properties decreased $222,000 or 10% to $2.0 million for the nine months ended September 30, 2000, compared with $2.2 million in 1999. This decrease is due to a reduction in abandonment of expired leases in 2000.

     Exploration. Exploration expense increased $2.3 million or 52% to $6.7 million for the nine months ended September 30, 2000, compared with $4.4 million in 1999. St. Mary increased its spending on geological and geophysical expenses by $487,000, incurred an additional $631,000 of dry hole expense related to its unsuccessful 1999 test well drilled at South Horseshoe Bayou and increased personnel expenses related to exploration activity.

     General and Administrative. General and administrative expenses increased $2.0 million or 38% to $7.4 million for the nine months ended September 30, 2000, compared with $5.4 million in 1999. Increases in general and administrative expenses resulting from the KRE and Nance acquisitions and charitable contributions of $579,000 were partially offset by a $3.5 million COPAS overhead reimbursement increase related to operations of the KRE properties and assumption of Permian Basin operations.

     Minority Interest and Other Operating Expenses. Minority interest and other operating expense increased $292,000 to $1.2 million from $886,000 in 1999 due to increased litigation expenses and costs associated with minority interest. Through 1999 and the first quarter of 2000 the Company was seeking to recover damages from the drilling contractor in connection with the St. Mary Land and Exploration 1-24 well at South Horseshoe Bayou. Through the nine months ended September 30, 2000, St. Mary recorded $164,000 in conjunction with a lawsuit related to its Oklahoma operations and incurred an additional $545,000 of expense related to minority interest investments.

     Non-Operating Income and Expense. Net non-operating income increased to $507,000 for the nine months ended September 30, 2000, compared with expense of $74,000 in 1999. This increase is due to an increase in cash available for investment and $512,000 of capitalized interest. These increases were partially offset by the 1999 recognition of interest income on the Company's loan to Summo.

     Income Taxes. Income tax expense totaled $25.1 million for the nine months ended September 30, 2000, and $2.5 million in 1999, resulting in effective tax rates of 38.8% and 34.3%, respectively. The effective rate change reflects a diminished effect from alternative fuel credits allowed under Internal Revenue Code Section 29 due to higher net income before tax, additional accrued state income taxes from income generated by the properties acquired from KRE and an increase in deferred federal income tax from a 1% rate increase to the highest Federal marginal rate.

     Net Income. Net income for the nine months ended September 30, 2000, increased $34.8 million or 724% to $39.6 million compared with $4.8 million in 1999. A 50% increase in gas prices, a 58% increase in oil prices combined with an 87% increase in oil production and a 77% increase in gas production resulted in a nine month record $84.7 million increase in oil and gas production revenue. A $2.3 million increase in gain on the sale of proved properties contributed to the $87.3 million increase in total operating revenues. These increases were partially offset by corresponding increases in oil and gas production costs and DD&A as well as a $2.4 million increase in impairment of proved properties, a $2.3 million increase in exploration expense, a $2.0 million increase in general and administrative expense, a $293,000 increase in minority interest and other operating expense and a $22.6 million increase in income tax expense.

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

     Cash Flow. St. Mary's net cash provided by operating activities increased $29.5 million or 113% to $55.7 million for the nine months ended September 30, 2000 compared with $26.2 million in 1999. The net change was caused by a $31.1 million increase in total non-cash expenses for the nine months ended September 30, 2000, when compared to 1999. The $34.8 million increase in net income was partially offset by a $34.1 million decrease in the change in accounts receivable.

     Exploratory dry hole costs are included in cash flows from investing activities even though these costs are expensed as incurred. If exploratory dry hole costs had been included in operating cash flows, the net cash provided by operating activities would have been $54.4 million and $25.7 million in 2000 and 1999, respectively.

     Net cash used in investing activities increased $28.4 million or 102% to $56.3 million for the nine months ended September 30, 2000, compared with $27.9 million in 1999. This increase is due to capital expenditures and a net $3.0 million change resulting from a combination of other activity that is partly offset by cash received from sales of property. Total capital expenditures, including acquisitions of oil and gas properties, in the first nine months of 2000 increased $25.4 million or 76% to $59.0 million compared with $33.6 million in the first nine months of 1999.

     If exploratory dry hole costs had been included in operating cash flows rather than in investing cash flows, net cash used in investing activities would have been $55.0 million and $27.4 million in 2000 and 1999, respectively.

     Net cash used in financing activities increased $7.5 million to $7.1 million for the nine months ended September 30, 2000, compared with net cash provided by financing activities of $446,000 in 1999. This increase is due to a $10.0 million repayment of debt in 2000 compared to a $2.9 million debt increase in 1999 and a net change between 1999 and 2000 in proceeds from the sale of common stock of $5.2 million through the Company's stock option and employee stock purchase plans.

     The Company had $6.6 million in cash and cash equivalents and had working capital of $40.6 million as of September 30, 2000, compared with $14.2 million in cash and cash equivalents and working capital of $13.4 million as of December 31, 1999. The reduction in cash and cash equivalents reflects the large increase in accounts receivable and decreases in current liabilities and long-term debt at September 30, 2000.

     Credit Facility. On June 27, 2000, St. Mary entered into an agreement to amend the existing long-term revolving credit agreement. The maximum loan amount remains at $200.0 million. The lender may periodically re-determine the aggregate borrowing base depending upon the value of the Company's oil and gas properties and other assets. In March 2000 the borrowing base was increased $39 million by the lender to $140 million. The accepted borrowing base was $40 million at September 30, 2000. The credit agreement now has a maturity date of December 31, 2006, and includes a revolving period that matures on June 30, 2003. St. Mary can elect to allocate up to 50% of available borrowings to a short-term tranche due June 26, 2001. The Company must comply with certain covenants including maintenance of stockholders' equity at a specified level and limitations on additional indebtedness. As of September 30, 2000 and December 31, 1999, $3.0 million and $13.0 million, respectively, was outstanding under this credit agreement. These outstanding balances accrue interest at rates determined by the Company's debt to total capitalization ratio. During the revolving period of the loan, loan balances accrue interest at the Company's option of either (a) the higher of the Federal Funds Rate plus 1/2% or the prime rate, or (b) LIBOR plus 3/4% when the Company's debt to total capitalization is less than 30%, up to a maximum of either (a) the higher of the Federal Funds Rate plus 3/4% or the prime rate plus 1/4%, or (b) LIBOR plus 1-3/8% when the Company's debt to total capitalization is equal to or greater than 50%. At September 30, 2000, St. Mary's debt to total capitalization ratio as defined under the credit agreement was 1.3%.

     Common Stock. St. Mary is authorized to issue up to 50,000,000 shares of its common stock.

     In July 2000 St. Mary's Board of Directors approved a two-for-one stock split effected in the form of a stock dividend whereby one additional common share of stock was distributed for each common share outstanding. The stock split was distributed on September 5, 2000, to shareholders of record as of the close of business on August 21, 2000. All share and per share amounts for all periods presented herein have been restated to reflect this stock split.

     In August 1998 St. Mary's Board of Directors authorized a stock repurchase program whereby the Company may purchase from time-to-time, in open market transactions or negotiated sales, up to two million of its common shares. Through December 31, 1999 the Company repurchased a total of 365,600 shares of its common stock under the program for $3.0 million at a weighted-average price of $8.19 per share. During the first three quarters of 2000 St. Mary repurchased an additional 30,000 shares for a weighted average price of $11.50 per share. Management anticipates that additional purchases of shares by the Company may occur as market conditions warrant. Such purchases will be funded with internal cash flow and borrowings under the Company's credit facility.

     Capital and Exploration Expenditures Incurred. St. Mary's expenditures for exploration and development of oil and gas properties and acquisitions are the primary use of its capital resources. The following table sets forth certain information regarding the costs incurred by St. Mary in its oil and gas activities during the periods indicated.

                                     Capital and Exploration Expenditures
                                     ------------------------------------
                                            For the Periods Ended
                                                 September 30,
                                               2000        1999
                                            ---------   ---------
                                              (In thousands)

         Development                        $ 34,004    $ 13,188
         Exploration:
         Domestic Exploration                 12,326      11,808
         Acquisitions:
           Proved                             13,349      10,414
           Unproved                            3,464       2,982
                                            ---------   ---------

               Total                        $ 63,143    $ 38,392
                                            =========   =========

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

     In  March  2000  St.   Mary   acquired  an   additional   interest  in  the
Newberg-Spearfish Unit located in the Williston Basin for an adjusted cash purchase price of $880,000.

     In May 2000 St. Mary acquired the Williston Basin assets of Tipperary Corporation, a Denver-based operator, for $7.3 million. The Company also acquired additional properties in the Williston Basin for $1.7 million in July 2000.

     In June 2000 St. Mary incurred an additional $1.3 million related to its HJSA property located in West Texas and acquired an additional interest in the East Cameron Block 56/57 offshore Gulf Coast property for $246,000.

     In October 2000 St. Mary entered into a purchase and sale agreement to acquire oil and gas properties from JN Exploration and Production Limited Partnership, Colt Resources Corporation, Princeps Partners Inc., and The William
G. Helis Company, LLC for $37.2 million in cash. The Company plans to utilize a portion of its credit facility for the acquisition, and the transaction will be accounted for as a purchase. The properties are primarily located in the Anadarko Basin of Oklahoma and currently produce an estimated 8.5 million cubic feet of gas equivalent per day, net to the interests to be acquired. The acquisition is expected to close in late December 2000 after completion of due diligence procedures.

     Outlook. St Mary believes that its existing capital resources, cash flows from operations and available borrowings are sufficient to meet its anticipated capital and operating requirements for the remainder of 2000.

     St. Mary anticipates incurring approximately $110.0 million to $115.0 million for capital and exploration expenditures in 2000. Of this amount approximately $49.0 million is anticipated to be incurred for niche acquisitions of producing properties.

     The amount and allocation of future capital and exploration expenditures will depend upon a number of factors including the number of available acquisition opportunities, the Company's ability to assimilate such acquisitions, the impact of oil and gas prices on investment opportunities, the availability of capital and borrowing capability, competition for available drilling rigs and personnel, and the success of its development and exploratory activity which could lead to funding requirements for further development.

     St. Mary's presence in south Louisiana includes active management of its fee lands from which royalty income is derived. Due to the Company's growth in other core areas, royalty income has a much smaller relative impact. Royalty revenues from the fee lands were $5.0 million or 3.7% of total oil and gas revenues for the nine months ended September 30, 2000, and $2.3 million or 4.7% of total oil and gas revenues for the same period in 1999. St. Mary has encouraged development drilling by its lessees, facilitated the origination of new prospects on acreage not held by production and stimulated exploration interest in deeper, untested horizons.

     St. Mary seeks to protect its rate of return on acquisitions of producing properties by hedging up to the first 24 months of an acquisition's production at prices approximately equal to those used in the Company's acquisition evaluation and pricing model. The Company also periodically uses hedging contracts to hedge or otherwise reduce the impact of oil and gas price fluctuations on production from each of its core operating areas. The Company's strategy is to ensure certain minimum levels of operating cash flow when investments require higher price assumptions to be economic. St. Mary has generally limited its aggregate hedge position to no more than 50% of its total production but may change this policy in the future. The Company seeks to minimize basis risk and indexes the majority of its oil hedges to NYMEX prices and the majority of its gas hedges to various regional index prices associated with pipelines in proximity to the Company's areas of gas production. Including hedges entered into since September 30, 2000, the Company has hedged as follows:


Swaps - Averaged by year
                              Average          Quantity        Average
        Product            Volumes/month         Type        Fixed price       Duration
        -------            -------------         ----        -----------       --------
      Natural Gas             699,000           MMBtu            $2.78        10/00 - 12/00
      Natural Gas             118,000           MMBtu            $4.42        01/01 - 12/01
      Natural Gas              84,000           MMBtu            $4.16        01/02 - 12/02
          Oil                  58,400            Bbls           $18.07        10/00 - 12/00
          Oil                  13,900            Bbls           $22.12        01/01 - 12/01
          Oil                   3,000            Bbls           $22.48        01/02 - 12/02

Collar Contracts Table
                              Average
        Product            Volumes/month    Ceiling Price    Floor Price       Duration
        -------            -------------    -------------    -----------       --------
      Natural Gas          200,000 MMBtu      $ 2.6500        $ 2.0000        10/00 - 12/00
      Natural Gas          150,000 MMBtu      $ 2.5000        $ 2.0000        10/00 - 12/00
      Natural Gas          199,000 MMBtu      $ 2.9400        $ 2.3000        10/00 - 12/00
      Natural Gas          196,500 MMBtu      $ 2.9000        $ 2.3000        10/00 - 12/00
      Natural Gas          340,000 MMBtu      $ 5.0000        $ 3.9700        10/00 - 12/00
      Natural Gas          150,000 MMBtu      $ 2.9400        $ 2.3000         1/01 - 12/01
      Natural Gas          150,000 MMBtu      $ 2.9000        $ 2.3000         1/01 - 12/01
      Natural Gas          250,000 MMBtu      $ 2.8775        $ 2.3540         1/01 - 12/01
      Natural Gas          250,000 MMBtu      $ 2.8192        $ 2.3540         1/01 - 12/01
      Natural Gas          250,000 MMBtu      $ 3.5000        $ 2.4000         1/01 - 12/01
      Natural Gas          350,000 MMBtu      $ 5.8000        $ 3.0000         1/01 - 12/01
          Oil                7,000 Bbls       $17.7500        $15.0000        10/00 - 12/00
          Oil                7,000 Bbls       $21.0000        $18.0000        10/00 - 12/00
          Oil                9,500 Bbls       $20.6400        $16.4400        10/00 - 12/00
          Oil                9,500 Bbls       $20.9000        $16.7000        10/00 - 12/00
          Oil               10,000 Bbls       $25.1000        $19.5000        10/00 - 12/00
          Oil               12,500 Bbls       $27.0000        $17.0000        10/00 - 12/00
          Oil                7,500 Bbls       $20.6400        $16.4400         1/01 - 12/01
          Oil                7,500 Bbls       $20.9000        $16.7000         1/01 - 12/01
          Oil               15,000 Bbls       $27.2200        $19.0000         1/01 - 12/01
          Oil                7,000 Bbls       $21.0000        $18.0000         1/01 - 12/01

     If these commodity hedging contracts had closed on September 30, 2000, St. Mary would have been required to pay approximately $37.5 million based on quarter-end pricing. As of that date the Company had $2.9 million in margin deposits outstanding to a counterparty. These margin deposits are included in accounts receivable.

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

     On August 5, 2000, St. Mary and its partners (the Group) assumed control of a 30,450-acre top lease in the North Ward Estes Field in Ward County, Texas. In June 2000 the Group sold the rights to approximately 260 shallow producing wells in this field to the previous operator. St. Mary recognized $2.0 million in proceeds from the sale. The Company now has a 21.4% working interest in the production from 95 wellbores and the future development and production rights on this 50 square mile property. The top lease will continue in effect for as long as oil and/or gas is produced in paying quantities.

     The Company continually analyzes its net investment in Summo and the effect of worldwide copper price and inventory fluctuations on Summo's stock price. Future development and financial success of Lisbon Valley, Summo's primary project, are dependent upon these factors. Management believes its $1.4 million note receivable is realizable. The Company owned 6.59 million shares of Summo as of September 30, 2000.

Accounting Matters

     In June 1998 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Statement requires companies to report all derivatives at fair value as either assets or liabilities and bases the accounting treatment of the derivatives on the reasons an entity holds the instrument. In June 1999 the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133--An Amendment of FASB Statement No. 133." SFAS No. 137 delayed the effective date of the requirements of SFAS No. 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000 the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS 138 amends and clarifies certain elements of SFAS No. 133, including expansion of the normal purchases and normal sales exception. Management is currently reviewing the effects these Statements will have on the financial statements in relation to the Company's hedging activities and will implement SFAS No. 133 on January 1, 2001.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     A hypothetical $.10 per MMBtu change in the Company's quarter-end market prices for natural gas swaps and futures contracts on a notional amount of 24.6 million MMBtu would cause a potential $1.7 million change in net income before income taxes for contracts in place on September 30, 2000. A hypothetical $1.00 per Bbl change in the Company's quarter-end market prices for crude oil swaps and future contracts on a notional amount of 986 MBbls would cause a potential $1.0 million change in net income before income taxes for oil contracts in place on September 30, 2000. These hypothetical changes were discounted to present value using a 7.5% discount rate since the latest expected maturity date of certain swaps and futures contracts is greater than one year from the reporting date.

     Interest Rate Risk. Market risk is estimated as the potential change in fair value resulting from an immediate hypothetical one percentage point parallel shift in the yield curve. A sensitivity analysis presents the hypothetical change in fair value of those financial instruments held by the Company at September 30, 2000, which are sensitive to changes in interest rates. For fixed-rate debt, interest rate changes affect the fair market value but do not impact results of operations or cash flows. Conversely for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future results of operations and cash flows, assuming other factors are held constant. The carrying amount of the Company's floating rate debt approximates its fair value. At September 30, 2000, the Company had floating rate debt of $3.0 million and had no fixed rate debt. Assuming constant debt levels, the results of operations and cash flows impact for the remainder of the year resulting from a one percentage point change in interest rates would be approximately $7,500 before taxes.



PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

                (a) Exhibits

                    Exhibit           Description
                    -------           -----------

                    27.1              Financial Data Schedule

                (b) There were no reports on Form 8-K filed  during the  quarter ended September 30, 2000.

                        SIGNATURES


        Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

            ST. MARY LAND & EXPLORATION COMPANY



November 10, 2000             By  /s/ MARK A. HELLERSTEIN
                                  -------------------------------------
                                  Mark A. Hellerstein
                                  President and Chief Executive Officer


November 10, 2000             By  /s/ RICHARD C. NORRIS
                                  -------------------------------------
                                  Richard C. Norris
                                  Vice President - Finance, Secretary
                                  and Treasurer


November 10, 2000             By  /s/ GARRY A. WILKENING
                                  -------------------------------------
                                  Garry A. Wilkening
                                  Vice President - Administration and
                                  Controller