Form 10-K405
period 2000-12-31
ST MARY LAND & EXPLORATION CO
filed 2001-03-23
CIK 893538

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2000.

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

          The aggregate market value of 27,342,705 shares of voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the common stock on March 9, 2001 of $25.18 per share as reported on the Nasdaq National Market System, was $688,708,054. Shares of common stock held by each director and executive officer and by each person who owns 10% or more of the outstanding common stock or who is otherwise believed by the Company to be in a control position have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

          As of March 9, 2001, the registrant had 28,242,161 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

          The information required by Part III (Items 10, 11, 12 and 13) is incorporated by reference from the Registrant's definitive proxy statement relating to its 2001 annual meeting of stockholders to be filed within 120 days from December 31, 2000.

================================================================================

                                TABLE OF CONTENTS

 ITEM                                                                       PAGE
                                     PART I

 ITEM 1.  BUSINESS.............................................................1
              Background.......................................................1
              Business Strategy................................................1
              Significant Developments Since December 31, 1999.................3
              Markets and Major Customers......................................3
              Employees and Office Space.......................................3
              Title to Properties..............................................4
              Competition......................................................4
              Government Regulations...........................................4
              Risk Factors.....................................................6
              Cautionary Statement about Forward-Looking Statements...........10
              Glossary........................................................11

ITEM 2.   PROPERTIES..........................................................13
              Domestic Operations.............................................13
              Acquisitions....................................................17
              Reserves........................................................18
              Production......................................................19
              Productive Wells................................................19
              Drilling Activity...............................................20
              Domestic Acreage................................................21
              Other Assets....................................................21


ITEM 3.   LEGAL PROCEEDINGS...................................................22

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................22

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT................................22


                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS.........................................24

ITEM 6.   SELECTED FINANCIAL DATA.............................................25

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.................................27
              Overview........................................................27
              Results of Operations...........................................28
              Liquidity and Capital Resources.................................33
              Accounting Matters..............................................38
              Effects of Inflation and Changing Prices........................38
              Environmental...................................................39

                                TABLE OF CONTENTS
                                   (Continued)
 ITEM                                                                       PAGE

 ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK.........................................................39

 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................40

 ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.................................40

                                    PART III

 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..................40

 ITEM 11. EXECUTIVE COMPENSATION..............................................41

 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT......................................................41

 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................41

                                     PART IV

 ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K.................................................41

                                     PART I

          All references in this Form 10-K to "St. Mary", "the Company", "we", "us" or "our" are to St. Mary Land & Exploration Company and its subsidiaries. Throughout this document we make statements that are classified as "forward-looking". Please refer to the "Forward-Looking Statements" section on page 9 of this document for an explanation of these types of assertions. Explanations of some commonly used oil and gas terms can be found under the caption "Glossary" on page 11.

ITEM 1.   BUSINESS

Background

          St. Mary Land & Exploration Company is an independent energy company engaged in the exploration, development, acquisition and production of natural gas and crude oil. St. Mary was founded in 1908 and was incorporated in Delaware in 1915. Our operations are focused in five core operating areas in the United
States: the Mid-Continent region; the ArkLaTex region; onshore Gulf Coast and offshore Gulf of Mexico; the Williston Basin; and the Permian Basin. As of December 31, 2000, we have estimated net proved reserves of approximately 21 MMBbls of oil and 226 Bcf of natural gas, or an aggregate of 352 BCFE (87% proved developed, 64% gas) with a PV-10 value before tax of $1.2 billion.

          From January 1, 1996 through December 31, 2000, we added estimated net proved reserves of 449 BCFE at an average finding cost of $.93 per MCFE. Our average annual production replacement was 265% during this five-year period.

          In 2000 production increased 70% to a total of 52.7 BCFE, or average daily production of 144.1 MMcf per day, as a result of successful acquisitions and drilling in 1999. St. Mary's 2001 capital budget of approximately $155.0 million includes $95 million for ongoing development and exploration programs in the core operating areas and $60 million for acquisitions of oil and gas properties.

          Our principal offices are located at 1776 Lincoln Street, Suite 1100, Denver, Colorado 80203, and our telephone number is (303) 861-8140.

Business Strategy

          Our objective is to build stockholder value through consistent economic growth in reserves and production and the resulting increase in net asset value per share, cash flow per share and earnings per share. A focused and balanced program of low to medium-risk exploration and development and niche acquisitions in each of our core operating areas is designed to provide the foundation for steady growth while St. Mary's portfolio of higher-risk exploration prospects has the potential to significantly increase our reserves and production. All investment decisions are measured and ranked by their risk-adjusted impact on per share value. We do not pursue growth solely for the sake of growth.

          As part of our strategy to grow value per share, we will pursue opportunities to monetize selected assets at a premium and to repurchase shares at attractive values in order to enhance the growth in St. Mary's per share value. We will continue to focus our resources within selected basins in the U.S. where our expertise in geology, geophysics and drilling and completion techniques provides competitive advantages. We may also evaluate international opportunities that look attractive.

Principal elements of St. Mary's strategy are as follows:

o Focused Geographic Operations. St. Mary focuses its exploration, development and acquisition activities in five core operating areas where it has built a balanced portfolio of proved reserves, development drilling opportunities and higher-risk exploration prospects. St. Mary believes that its extensive leasehold position is a strategic asset. Since 1990 we have expanded our technical and operating staff and increased our drilling, production and operating capabilities. Senior technical managers, each possessing over 20 years of experience, head up regional technical offices located near core properties and are supported by centralized administration in St. Mary's Denver office. We have knowledgeable and experienced professionals at every level of the organization. St. Mary believes that its long-standing presence, its established networks of local industry relationships and its extensive acreage holdings in its core operating areas provide a significant competitive advantage. Additionally, we believe that we can continue to expand our operations without the need to proportionately increase the number of employees.

o Exploitation and Development of Existing Properties. St. Mary uses its comprehensive base of geological, geophysical, engineering and production experience in each of its core operating areas to source prospects for its ongoing, low to medium-risk development and exploration programs. St. Mary conducts detailed geologic studies and uses an array of technologies and tools including 3-D seismic imaging, hydraulic fracturing and reservoir stimulation techniques, and specialized logging tools to maximize the potential of its existing properties. During 2000 St. Mary participated in 124 gross drilling wells with an 82% success rate and 79 recompletions with an 80% success rate.

o Higher Risk Exploration Projects. St. Mary generally invests approximately 15% of its annual capital budget in higher-potential higher-risk exploration projects, unconventional gas projects, international and opportunistic acquisitions. Our strategy is to test several of these ideas each year which in total have the potential, if successful, to significantly increase our net reserves. St. Mary seeks to invest in a diversified mix of exploration projects and generally limits its capital exposure by participating with other experienced industry partners. St. Mary plans to test several of these prospects in the Gulf Region and Texas during 2001.

o Selective Acquisitions. St. Mary seeks to make selective niche acquisitions of oil and gas properties that complement its existing operations, offer economies of scale and provide further development and exploration opportunities based on proprietary geologic concepts. We believe that the focus on smaller, negotiated transactions where we have specialized geologic knowledge or operating experience has enabled us to acquire attractively priced and under-exploited properties. In addition, St. Mary will pursue corporate acquisitions if they can be made on an accretive basis. Examples of this type of acquisition include the Nance Petroleum Corporation and King Ranch Energy, Inc. acquisitions, both completed in 1999 for stock.

          Our strong balance sheet positions us to exploit acquisition opportunities in 2001 arising throughout the upstream oil and gas sector. Many companies are expected to divest assets during the year as a result of continuing consolidation within the industry and the strong oil and gas price environment that currently exists. We plan to continue to emphasize smaller niche acquisitions utilizing our technical expertise, financial flexibility and structuring experience. Many attractive acquisition candidates are sourced in cooperation with our regional offices where the local personnel have a detailed insight into emerging opportunities and geologic potential. Additionally, St. Mary will actively seek larger acquisitions of assets or companies that afford opportunities to expand our existing core areas, acquire additional geoscientists or gain a significant acreage and production foothold in a new basin.

o Control of Operations. We believe it is increasingly important to control geologic and operational decisions as well as the timing of those decisions. In addition, St. Mary receives income in the form of monthly COPAS overhead reimbursement as an operator. St. Mary plans to operate approximately 65% of its capital budget in 2001.

o Financial Flexibility. A conservative use of financial leverage has long been a cornerstone of our strategy. We believe that the preservation of a strong balance sheet is a competitive advantage because it enables us to act quickly and decisively to capture opportunities and provides the financial resources to weather periods of volatile commodity prices or escalating costs.

o Stock Repurchase Plan. In August 1998 St. Mary's board of directors authorized a stock repurchase program whereby St. Mary may purchase from time-to-time, in open market purchases or negotiated sales, up to 2,000,000 of its own common shares. St. Mary has repurchased a total of 412,400 of its common shares, including repurchases subsequent to year-end.

Significant Developments Since December 31, 1999

o Acquisitions of Oil and Gas Properties. St. Mary completed acquisitions in each of its five core areas in 2000 totaling $53.5 million. In the Williston Basin we completed five separate acquisitions for a total of $13.3 million. In December 2000 St. Mary closed a $32 million acquisition of Oklahoma properties from JN Exploration and affiliates. The remaining $8.2 million was comprised of niche acquisitions made in the ArkLaTex region, the Gulf Coast and Gulf of Mexico region and the Permian Basin.

o Increase in Year-End Reserves. As of December 31, 2000, net proved reserves increased 10% to 352 BCFE. St. Mary added 40.6 BCFE through acquisitions for cash and 47.9 BCFE from drilling activities. There were no net revisions of previous reserves since higher year-end 2000 pricing was offset by negative performance revisions.

o Sale of Khanty Mansiysk Oil Corporation Shares. St. Mary sold 14,662 shares of KMOC stock in December 2000 for $7.0 million, realizing a $2.2 million gain.

Markets and Major Customers

          During 2000 sales to BP Amoco accounted for 22.3% of St. Mary's total oil and gas production revenue. For 1999 sales to Transok Gas Company, Inc. accounted for 13.3% of our total oil and gas production revenue.

Employees and Office Space

          As of December 31, 2000, St. Mary had 157 full-time employees. None of St. Mary's employees are subject to a collective bargaining agreement. We consider our relations with our employees to be good. St. Mary leases approximately 37,700 square feet of office space in Denver, Colorado for its executive and administrative offices, of which 7,200 square feet is subleased. We also lease approximately 15,000 square feet of office space in Tulsa, Oklahoma, approximately 7,300 square feet of office space in Shreveport, Louisiana, approximately 7,500 square feet in Lafayette, Louisiana and approximately 10,900 square feet in Billings, Montana. We are currently negotiating the renewal and expansion of our Denver office space to provide for adequate future growth.

Title to Properties

          Substantially all of St. Mary's working interests are held pursuant to leases from third parties. A title opinion is usually obtained prior to the commencement of drilling operations on properties. St. Mary has obtained title opinions or conducted a thorough title review on substantially all of its producing properties and believes that it has satisfactory title to such properties in accordance with standards generally accepted in the oil and gas industry. Our properties are subject to customary royalty interests, liens for current taxes, and other burdens that we believe do not materially interfere with the use of or affect the value of such properties. St. Mary performs only a minimal title investigation before acquiring undeveloped properties.

Competition

          The oil and gas industry is intensely competitive. Competition is particularly intense in the acquisition of prospective oil and natural gas properties and oil and gas reserves. St. Mary's competitive position depends on our geological, geophysical and engineering expertise, our financial resources, and our ability to select, acquire and develop proved reserves. St. Mary believes that the locations of its leasehold acreage, its exploration, drilling and production capabilities and the experience of its management and that of its industry partners generally enable it to compete effectively in its core operating areas. However, we compete with a substantial number of major and independent oil and gas companies having larger technical staffs and greater financial and operational resources. Many of those companies not only engage in the acquisition, exploration, development and production of oil and natural gas reserves, but also have refining operations, generate electricity and market refined products. St. Mary also competes with other oil and natural gas companies in attempting to secure drilling rigs and other equipment necessary for drilling and completion of wells. Drilling equipment may be in short supply from time to time.

Government Regulations

          Our business is subject to various federal, state and local laws and governmental regulations that may be changed from time to time in response to economic or political conditions. Matters subject to regulation include discharge permits for drilling operations, drilling bonds, reports concerning operations, the spacing of wells, unitization and pooling of properties, taxation and environmental protection. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below actual production capacity in order to conserve supplies of oil and gas.

          St. Mary's operations could result in liability for personal injuries, property damage, oil spills, discharge of hazardous materials, remediation and clean-up costs and other environmental damages. We could be liable for environmental damages caused by previous property owners. As a result, substantial liabilities to third parties or governmental entities may be incurred, and the payment of such liabilities could have a material adverse effect on our financial condition and results of operations. We maintain insurance coverage for our operations, including limited coverage for sudden environmental damages, but we do not believe that insurance coverage for environmental damage that occurs over time is available at a reasonable cost. Moreover, we do not believe that insurance coverage for the full potential liability that could be caused by sudden environmental damages is available at a reasonable cost. Accordingly, St. Mary may be subject to liability or may lose substantial portions of its properties in the event of certain environmental damages. St. Mary could incur substantial costs to comply with environmental laws and regulations.

          Certain operations St. Mary conducts are on Federal oil and gas leases that the Minerals Management Service administers. The MMS issues such leases through competitive bidding. These leases contain relatively standardized terms and require compliance with detailed MMS regulations and orders pursuant to the Outer Continental Shelf Lands Act, which are subject to change by the MMS. For offshore operations, lessees must obtain MMS approval for exploration plans and development and production plans prior to the commencement of such operations. In addition to permits required from other agencies such as the Coast Guard, the Army Corps of Engineers and the Environmental Protection Agency, lessees must obtain a permit from the MMS prior to the commencement of drilling. Lessees must also comply with detailed MMS regulations governing, among other things:

o engineering and construction specifications for offshore production facilities,
o         safety procedures,
o         flaring of production,
o         plugging and abandonment of Outer Continental Shelf or OCS wells,
o calculation of royalty payments and the valuation of production for this purpose,
o         removal of facilities.

          To cover the various obligations of lessees on the OCS, the MMS generally requires that lessees post substantial bonds or other acceptable assurances that such obligations will be met. The cost of such bonds or other surety can be substantial, and we cannot assure that St. Mary can continue to obtain bonds or other surety in all cases. Under certain circumstances the MMS may require any Company operations on Federal leases to be suspended or terminated.

          The Oil Pollution Act of 1990 imposes a variety of regulations on "responsible parties" related to the prevention of oil spills. The implementation of new, or the modification of existing, environmental laws or regulations, including regulations promulgated under the Oil Pollution Act of 1990, could have a material adverse impact on St. Mary.

          The recent trend toward stricter standards in environmental legislation and regulation is likely to continue. Initiatives to further regulate the disposal of oil and gas wastes at the federal, state and local level could have a material impact on St. Mary.

Risk Factors

          In addition to the other information set forth elsewhere in this Form 10-K, the following factors should be carefully considered when evaluating St. Mary.

Oil and gas prices fluctuate widely, and low prices for an extended period of time would likely have a material adverse impact on our business.

          Our revenues, profitability and future growth depend substantially on prevailing prices for oil and gas. These prices also affect the amount of cash flow available for capital expenditures and our ability to borrow and raise additional capital. The amount we can borrow under our credit facility is subject to periodic redetermination based in part on changing expectations of future prices. Lower prices may also reduce the amount of oil and gas that we can economically produce.

          Prices for oil and gas fluctuate widely. Today oil and gas prices are at very high levels as a result of favorable supply and demand conditions. However, oil and gas prices declined significantly in 1998 and, for an extended period of time, remained substantially below prices received in recent years. Among the factors that can cause fluctuations are:

o         the domestic and foreign supply of oil and natural gas,
o         the price of foreign imports,
o         world-wide economic conditions,
o         political conditions in oil and gas producing regions,
o         the level of demand,
o         weather conditions,
o         domestic and foreign governmental regulations and
o         the price and availability of alternative fuels.

          We often use hedging transactions with respect to a portion of our oil and gas production to achieve more predictable cash flow and to reduce our exposure to price fluctuations. While the use of hedging transactions limits the downside risk of price declines, their use may also limit future revenues from price increases.

Our future success depends on our ability to replace reserves that we produce.

          Our future success depends on our ability to find, develop and acquire oil and gas reserves that are economically recoverable. As of December 31, 2000, our proved reserves, if produced constantly at the then current rate of production, would produce for approximately 6.5 years. As a result, we must locate and develop or acquire new oil and gas reserves to replace those being depleted by production. We must do this even during periods of low oil and gas prices. Without successful exploration or acquisition activities, our reserves, production and revenues will decline rapidly. We cannot assure you that we will be able to find and develop or acquire additional reserves at an acceptable cost.

Substantial capital is required to replace and grow reserves.

          We make, and will continue to make, substantial expenditures to find, acquire, develop and produce oil and gas reserves. Our capital expenditures for oil and gas properties were $125.2 million for 2000 and $91.2 million during 1999. We plan to incur total capital expenditures of $155 million in 2001. We believe that we will have sufficient cash provided by operating activities and borrowings under our credit facility to fund planned capital expenditures in 2001. However, if oil and gas prices decrease or we encounter operating difficulties that result in our cash flow from operations being less than expected it may reduce the capital we can spend in future years, unless we raise additional funds through debt or equity financing. We cannot assure you that debt or equity financing, cash generated by operations or borrowing capacity will be available to meet these requirements.

If oil and gas prices decrease or exploration efforts are unsuccessful, we may be required to take additional writedowns or may incur higher exploration expense.

          There is a risk that we will be required to write down the carrying value of our oil and gas properties. This could occur when oil and gas prices are low or if we have substantial downward adjustments to our estimated proved reserves, increases in our estimates of development costs or deterioration in our exploration results.

          We follow the successful efforts accounting method. All property acquisition costs and costs of exploratory and development wells are capitalized when incurred, pending the determination of whether the well has found proved reserves. If an exploratory well has not found proved reserves, the costs of drilling the well are expensed. All geological and geophysical costs on exploratory prospects are expensed as incurred. The capitalized costs of our oil and gas properties, on a field-by-field basis, may not exceed the estimated future net cash flows of that field. If capitalized costs exceed future net revenues we write the costs of each such field down to fair market value using a 15% discounted present value. Unproved properties are evaluated at the lower of cost or fair market value. This type of charge will not affect our cash flow from operating activities, but it will reduce the book value of our stockholders' equity. We review the carrying value of our properties quarterly, based on prices in effect as of the end of each quarter or as of the time of reporting our results. Once incurred, a writedown of oil and gas properties is not reversible at a later date even if oil or gas prices increase. St. Mary incurred impairment and abandonment charges on proved and unproved properties of $6.3 million and $10.6 million in 2000 and 1999, respectively.

Reserve estimates are inherently uncertain and depend on many assumptions that may turn out to be inaccurate.

          Estimating oil and gas reserves is a complex and inexact science because of the numerous uncertainties inherent in the process. The process relies on interpretations of available geologic, geophysical, engineering and production data. The extent, quality and reliability of this technical data can vary. The process also requires certain economic assumptions, some of which are mandated by the SEC, such as oil and gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The accuracy of a reserve estimate is a function of:

o         the quality and quantity of available data,
o         the interpretation of that data,
o         the accuracy of various mandated economic assumptions, and
o         the judgment of individuals preparing the estimate.

          The proved reserve information included in this Form 10-K is based on estimates prepared by us and evaluated by Ryder Scott Company. Estimates prepared by others might differ from our estimates.

          Actual future production, oil and gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and gas reserves most likely will vary from our estimates. Any significant variance could materially affect the quantities and present value of our reserves. In addition, we may adjust estimates of proved reserves to reflect production history, results of exploration and development and prevailing oil and gas prices. Our reserves may also be susceptible to drainage by operators on adjacent properties.

          You should not assume that the present value of future net cash flows included in this annual report is the current market value of our estimated proved oil and gas reserves. In accordance with SEC requirements, we generally base the estimated discounted future net cash flows from proved reserves on prices and costs on the date of the estimate. Actual future prices and costs may be materially higher or lower than the prices and costs as of the date of the estimate.

We may be subject to risks in connection with future acquisitions.

          The successful acquisition of producing properties requires an assessment of several factors, including:

o         recoverable reserves;
o         future oil and gas prices;
o         operating costs; and
o         potential environmental and other liabilities.

          The accuracy of these assessments is inherently uncertain. In connection with these assessments, we perform a review of the subject properties that we believe to be generally consistent with industry practices, which usually includes on-site inspections and the review of reports filed for environmental compliance. Our review will not reveal all existing or potential problems nor will it permit us to become sufficiently familiar with the properties to fully assess their deficiencies and capabilities. Inspections may not always be performed on every well, and structural and environmental problems are not necessarily observable even when an inspection is undertaken. Even when problems are identified, the seller may be unwilling or unable to provide effective contractual protection against all of the problems. We generally have limited contractual indemnification for environmental liabilities but we can still be subject to material unforeseen liability.

Competitive industry conditions may negatively affect our ability to conduct operations.

          Competition in the oil and gas industry is intense, particularly with respect to the acquisition of producing properties and proved undeveloped acreage. Major and independent oil and gas companies actively bid for desirable oil and gas properties, as well as for the equipment and labor required to operate and develop these properties. Many of our competitors have financial resources that are substantially greater than ours, which may adversely affect our ability to compete with these companies.

Drilling is a high-risk activity.

          Our future success will depend on the success of our drilling program. In addition to the numerous operating risks described in more detail below, these activities involve the risk that no commercially productive oil or gas reservoirs will be discovered through the drilling of a particular well. In addition, we often are uncertain as to the future cost or timing of drilling, completing and producing wells. Furthermore, our drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including:

o         unexpected drilling conditions,
o         pressure or irregularities in formations,
o         equipment failures or accidents,
o         adverse weather conditions,
o         compliance with governmental requirements, and
o shortages or delays in the availability of drilling rigs and the delivery of equipment.

          The oil and gas business involves many operating risks that can cause substantial losses and insurance may not protect us against all these risks. These operating risks include:

o         fires,
o         explosions,
o         blow-outs,
o         uncontrollable flows of oil, gas, formation water or drilling fluids,
o         natural disasters,
o         pipe or cement failures,
o         casing collapses,
o         embedded oilfield drilling and service tools,
o         abnormally pressured formations, and
o environmental hazards such as oil spills, natural gas leaks, pipeline ruptures and discharges of toxic gases.

         If any of these events occur, we could incur substantial losses as a result of:

o         injury or loss of life,
o severe damage to and destruction of property, natural resources and equipment,
o         pollution and other environmental damage,
o         clean-up responsibilities,
o         regulatory investigation and penalties,
o         suspension of our operations, and
o         repairs to resume operations.

          If we experience any of these problems, our ability to conduct operations could be adversely affected.

          St. Mary maintains insurance against some, but not all, of these potential risks and losses. We may elect not to obtain insurance if we believe that the cost of available insurance is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable. If a significant accident or other event occurs and is not fully covered by insurance, it could adversely affect us.

Other independent oil and gas companies' limited access to capital may change our exploration and development plans.

          Many independent oil and gas companies have limited access to the capital necessary to finance their activities. As a result, some of the other working interest owners of our wells may be unwilling or unable to pay their share of the costs of projects as they become due. These problems could cause us to change, suspend or terminate our drilling and development plans with respect to the affected project.

We are subject to complex laws that can affect the cost, manner or feasibility of doing business.

          Exploration, development, production and sale of oil and gas are subject to extensive federal, state, local and international regulation. We may be required to make large expenditures to comply with environmental and other governmental regulations. Please see the discussion above under the caption "Government Regulations" on page 4 for a discussion of some of the regulations to which we are subject.

Cautionary Statement about Forward-Looking Statements

          This Annual Report on Form 10-K includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included in this Form 10-K that address activities, events or developments that St. Mary management expects, believes or anticipates will or may occur in the future are forward looking statements. Examples of forward-looking statements may include discussion of such matters as:

o The amount and nature of future capital, development and exploration expenditures,
o         The drilling of wells,
o Reserve estimates and the estimates of both future net revenues and the present value of future net revenues that are included in their calculation,
o         Future oil and gas production estimates,
o         Repayment of debt,
o         Business strategies,
o         Expansion and growth of operations, and
o Other similar matters such as those discussed in the "Outlook" section on Management's Discussion and Analysis of Financial Condition and Results of Operations.

          These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including such factors as the volatility and level of oil and natural gas prices, uncertainties in cash flow, expected acquisition benefits, production rates and reserve replacement, reserve estimates, drilling and operating risks, competition, litigation, environmental matters, the potential impact of government regulations, and other matters discussed under the caption "Risk Factors" beginning on page 6, many of which are beyond our control. Readers are cautioned that forward-looking statements are not guarantees of future performance and that actual results or developments may differ materially from those expressed or implied in the forward-looking statements.

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

Fee land. The most extensive interest that can be owned in land, including surface and mineral (including oil and gas) rights.

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

Hydraulic fracturing. A procedure to stimulate production by forcing a mixture of fluid and proppant (usually sand) into the formation under high pressure. This creates artificial fractures in the reservoir rock, which increases permeability and porosity.

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

ITEM 2.   PROPERTIES

Domestic Operations

          St. Mary's exploration, development and acquisition activities are focused in five core operating areas: the Mid-Continent region; onshore Gulf Coast and offshore Gulf of Mexico; the ArkLaTex region; the Williston Basin in North Dakota and Montana; and the Permian Basin in west Texas and New Mexico. Information concerning each of our major areas of operations, based on our estimated net proved reserves as of December 31, 2000, is shown below.

                                          Oil         Gas         MMCFE                PV-10 Value
                                         (MBbls)     (MMcf)      Amount    Percent   (In thousands)    Percent
                                         -------     ------      ------    -------   --------------    -------
   Mid-Continent Region............       1,766     110,033     120,627      34.3%     $  496,091       43.0%
   ArkLaTex Region.................       1,510      42,689      51,749      14.7%        189,602       16.4%
   Gulf Coast and Gulf of Mexico...       1,168      46,087      53,094      15.1%        248,391       21.5%
   Williston Basin.................      12,339      14,105      88,137      25.1%        134,520       11.7%
   Permian Basin...................       4,167      13,061      38,066      10.8%         85,059        7.4%
                                         ------     -------     -------     ------     ----------      ------
        Total                            20,950     225,975     351,673     100.0%     $1,153,663      100.0%
                                         ======     =======     =======     ======     ==========      ======

          Mid-Continent Region. Since 1973 St. Mary has been active in the Mid-Continent region, where operations are managed by our 30-person Tulsa, Oklahoma office. We have ongoing exploration and development programs in the Anadarko Basin of Oklahoma and Texas. The Mid-Continent region accounted for 34% of our estimated net proved reserves as of December 31, 2000, or 110.0 BCFE (84% proved developed and 91% gas). St. Mary participated in 63 gross wells and recompletions in this region in 2000, including 22 Company-operated wells.

          St. Mary's development and exploration budget in the Mid-Continent region for 2001 totals $27 million. We plan to operate 32 drilling wells in the Mid-Continent region during 2001 and to utilize three to four drilling rigs throughout the year. We also expect to participate in an additional 10 to 15 wells to be operated by other entities.

          Anadarko Basin. Our long history of operations and proprietary geologic knowledge enables us to sustain economic development and exploration programs despite periods of adverse industry conditions. We are applying state of the art technology in hydraulic fracturing and innovative well completion techniques to accelerate production and associated cash flow from the region's tight gas reservoirs. We also continue to benefit from a continuing consolidation of operators in the basin. St. Mary periodically seizes attractive opportunities to acquire properties from companies that have elected to discontinue operations in the basin. The $32 million acquisition of properties from JN Exploration and affiliates that closed in December 2000 is a good example of this type of opportunity.

          St. Mary works aggressively to control its operating costs and to enhance its full cycle economics. In December 1998 we realized net proceeds of $22 million on the sale of our interests in eight fields in the Anadarko Basin. This sale was part of our ongoing strategy to enhance the return on our portfolio of assets through the opportunistic sale of non-strategic properties during periods in the market when such properties command premium valuations.

          Drilling activities for 2001 will be focused on lower to medium-risk prospects in the Granite Wash, Osborne and Red Fork formations. In addition, St. Mary plans to devote approximately 22% of its 2001 Mid-Continent capital budget to deeper, higher potential development wells in the lower Morrow formation below 19,000 feet at the NE Mayfield Field and in various other fields within the Morrow and Springer formations at depths between 10,000 and 16,000 feet.

          Carrier Prospect. Within its inventory of large exploration prospects, St. Mary holds an aggregate 11.2% working interest in 25,800 acres in Leon County, Texas in the Cotton Valley reef play. Our Carrier Prospect acreage is located approximately nine miles east of the trend of the industry's initial prolific reef discoveries, and targets potentially larger reefs that are postulated to have developed in the deeper waters of the basin during the Jurassic period. St. Mary and its partners completed a 52 square mile 3-D seismic survey in 1997. We are currently soliciting partner and industry participation for an initial test well.

          Constitution / China Beach Prospects. The successful fracture stimulation in 1999 has led to additional drilling at this prospect. St. Mary participated in the drilling of the Apache Gas Unit #1 in 2000 where three Yegua sands were encountered, and the well was completed at 3,700 MCFE per day. Three additional wells are planned to be drilled in the Constitution field for 2001 that will test multiple Yegua sand objectives.

          Gulf Coast and Gulf of Mexico Region. St. Mary's presence in south Louisiana dates to the early 1900's when St. Mary's founders acquired a franchise property in St. Mary Parish on the shoreline of the Gulf of Mexico. These 24,900 acres of fee lands yielded more than $7 million of gross oil and gas royalty revenue in 2000. St. Mary's onshore Gulf Coast and Gulf of Mexico presence increased dramatically in 1999 with the acquisition of King Ranch Energy and is expected to be a major growth area in 2001 and beyond. This acquisition included 260,000 gross undeveloped acres (81,000 net acres) and 1,538 square miles of 3-D seismic data. The Gulf Coast and Gulf of Mexico region accounted for 15% of St. Mary's estimated net proved reserves as of December 31, 2000, or 53.1 BCFE (82% proved developed and 87% gas).

          St. Mary's diverse activities in the onshore Gulf Coast and Gulf of Mexico are managed by its recently expanded 18-person regional office in Lafayette, Louisiana, and include ongoing development and exploration programs in Point Coupee, Cameron, Lafourche, Jefferson Davis, Vermilion and Calcasieu parishes as well as several offshore Gulf of Mexico blocks. Advanced 3-D seismic imaging and interpretation techniques are revitalizing exploration and development activities in the Miocene trend along the Gulf Coast. St. Mary is applying the latest technologies to unravel the region's complex geology and to extend exploratory drilling into deeper untested formations. Our exploration and development budget in the Gulf Coast and Gulf of Mexico region for 2001 is $37.5 million.

          The Judge Digby Field is the largest field acquired in the King Ranch Energy acquisition and is located outside Baton Rouge in Point Coupee Parish. St. Mary has an 11.5% to 20% working interest in eight wells currently producing 185 MMcf per day. This ultra deep field produces from multiple Tuscaloosa reservoirs between 19,000 and 24,000 feet. The Parlange #11 was drilled to 23,480 feet and initially produced at 92,000 Mcf per day, the highest rate ever recorded for onshore Louisiana. This well is currently producing 55,000 Mcf per day. During late 2000 the J. Wuertelle #1 was drilled to a total depth of 22,200 feet and was completed in early 2001 at a rate of 25,000 Mcf per day. This well is currently producing 35-40,000 Mcf per day. We are currently participating in the drilling of the Parlange #12 which is scheduled to be drilled to 23,100 feet and test the C-4 and C-5 sands, which have never been tested at a structurally favorable position in the field. This well has already logged over 200 feet of pay and is currently drilling ahead to the C-4 and C-5 sands.

          St. Mary and its partners are continuing to evaluate the 30 square mile 3-D survey on the western and northern flanks of the Edgerly salt dome in Calcasieu Parish, Louisiana where a 16,000-acre leasehold position has been assembled. The Collingwood #24-1 was completed in 2000 for 2,700 Mcf and 425 Bbl per day. We have identified a number of other promising anomalies on the 3-D survey and expect to test two Hackberry prospects at shallow depths between 10,000 and 13,000 feet in 2001. St. Mary has an approximate 35% working interest in the Edgerly prospect.

          St. Mary's acquisition of King Ranch Energy, its historical presence in southern Louisiana, its established network of industry relationships and its extensive technical database on the area have enabled us to assemble an inventory of prospects in the onshore Gulf Coast and Gulf of Mexico region.

          In the Gulf of Mexico, St. Mary plans to test a large 3-D target at Matagorda 701 during 2001. Matagorda 701 is located 50 miles northeast of Corpus Christi, Texas in 110 feet of water. We also plan to test a large fault block on the east flank of the Matagorda 700 field in 2001.

          Fee Lands. St. Mary owns 24,900 acres of fee lands and associated mineral rights in St. Mary Parish located approximately 85 miles southwest of New Orleans. Since the initial discovery on St. Mary's fee lands in 1938, cumulative oil and gas revenues, primarily landowners' royalties, to St. Mary from the Bayou Sale, Horseshoe Bayou and Belle Isle fields on its fee lands have exceeded $230 million. St. Mary currently leases 11,784 acres of its fee lands and has an additional 13,130 acres that are presently unleased. Our principal lessees are Vastar, Cabot, ExxonMobil, Badger and Sam Gary Jr. and Associates, a private exploration company headquartered in Denver.

          We have encouraged development drilling by our lessees, facilitated the origination of new prospects on acreage not held by production and stimulated exploration interest in deeper, untested horizons. St. Mary's discovery on our fee lands at South Horseshoe Bayou in early 1997 and a subsequent successful confirmation well in early 1998 proved that significant accumulations of gas are sourced and trapped at depths below 16,000 feet.

          Centennial Project. St. Mary is participating in a 51 square mile 3-D seismic survey over the Spindletop field near Beaumont, Texas, which should be complete in late March 2001. St. Mary and its partners have leased or optioned approximately 19,000 acres and intend to exploit a variety of formations, including the Miocene, Frio, Hackberry, Discorbis, Vicksburg and Yegua sands. We have a 21.25% working interest in the Centennial project, which is planned to be a multi-year exploration and development program. St. Mary and its partners plan to drill four to six wells in 2001 after evaluating the results of the seismic survey.

          ArkLaTex Region. St. Mary's operations in the ArkLaTex region are managed by its 16-person office in Shreveport, Louisiana. The ArkLaTex region accounted for 15% of St. Mary's estimated net proved reserves as of December 31, 2000, or 51.7 BCFE (86% proved developed and 82% gas).

          In 1992 St. Mary acquired the ArkLaTex oil and gas properties of T. L. James & Company, Inc. as well as rights to over 6,000 square miles of proprietary 2-D seismic data in the region. Much of the Shreveport office's successful exploration and development programs have derived from niche acquisitions completed since 1992 totaling $9.5 million. These acquisitions have provided access to strategic holdings of undeveloped acreage and proprietary packages of geologic and seismic data, resulting in an active program of additional development and exploration.

          Our holdings in the ArkLaTex region are comprised of interests in approximately 556 producing wells, including 94 Company-operated wells, and interests in leases totaling approximately 88,000 gross acres and mineral servitudes totaling approximately 15,800 gross acres.

          Activities in the ArkLaTex region during 2000 focused on the search for new opportunities and potential analog fields as well as final development of several important field discoveries made by our geoscientists since 1994. We have expanded into southern Mississippi where the objective is to leverage our technical expertise in the Mississippi salt play.

          St. Mary participated in two successful wells in 2000 at the East Bridges field where it completed the Jones #1 and Jones #2 wells as multi-lateral wells, each with initial production exceeding 4,000 Mcf per day.

          The Shreveport office operates the Clarksville Field (44% working interest) in Red River County, Texas acquired as part of King Ranch Energy. The field currently produces 518 Bbl per day from 34 wells.

          In 2001 we will continue to focus on the search for new opportunities and potential analog fields in which to apply our proprietary geologic models and production techniques. The capital budget for the ArkLaTex region is $11 million, a 59% increase over 2000 expenditures. The Shreveport office anticipates participating in 35 wells in the ArkLaTex region and expects to operate 77% of its 2001 capital expenditures budget.

          Williston Basin Region. Nance Petroleum Corporation, a wholly owned subsidiary of St. Mary, has conducted operations in the Williston Basin in eastern Montana and western North Dakota on behalf of St. Mary since 1991. The Williston Basin region accounted for 25% of St. Mary's estimated net proved reserves as of December 31, 2000, or 88.1 BCFE (96% proved developed and 84% oil).

          Our office in Billings, Montana includes a 22-person staff, some of whom have spent over 20 years and their entire careers in the Williston Basin. Exploration and development in the Williston Basin is based on the interpretation of 3-D seismic data. We have successfully used 3-D seismic imaging to delineate structure and porosity development in the Red River formation. Since 1991 we have successfully completed 24 out of 25 wells drilled and operated. Our prospect inventory continues to expand as results from current activity lead to additional areas to conduct 3-D seismic surveys. Six 3-D surveys are planned for 2001, exceeding the number of surveys conducted in any prior year.

          St. Mary spent $12.6 million on exploration and development in the Williston Basin in 2000. Its only dry hole since 1991 was drilled early in 2000 followed by 11 successful wells, 5 of which were operated by us. The Federal 16-28X (56.25% working interest) drilled to the Duperow formation had an initial production rate of 640 barrels of oil per day and 450 Mcf per day. In addition to its exploration and development efforts, St. Mary acquired $13.3 million of oil and gas properties in 5 niche acquisitions that added 5,475 MCFE per day of production.

          Our 2001 Williston Basin exploration and development capital program is budgeted for $12 million. We plan to drill nine operated wells with working interests ranging from 70% to 100%. Rig availability is limited in the Williston Basin. We have minimized the impact of the tight rig situation by committing to keep one drilling rig utilized throughout the year. St. Mary plans to operate 85% of its Williston Basin capital budget in 2001.

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

          Our holdings in the Permian Basin derive from a series of niche property acquisitions since 1995, which total $21.9 million. We believe that our Permian Basin operations provide us with a solid base of long lived oil reserves, promising longer-term exploration and development prospects and the potential for secondary recovery projects. The Permian Basin region accounted for 11% of our estimated net proved reserves as of December 31, 2000, or 38.1 BCFE (84% proved developed and 66% oil).

          St. Mary participated in drilling 9 wells in 2000 with a 67% success rate. The $1.7 million spent on exploration and development resulted in adding reserves of 2,317 MMCFE. The East Shugart Delaware Unit waterflood project was initiated in 2000. Although an initial response from the water injection is not anticipated until late 2001, we are hopeful the East Shugart waterflood will be an analog to the successful Parkway Delaware Unit waterflood that increased production from 450 Bbl per day in 1998 when the waterflood was initiated to 1,250 Bbl per day currently.

          The Permian Basin capital expenditures budget for 2001 is $6.0 million. In addition to drilling four injection wells in the East Shugart Delaware waterflood, two Morrow tests are planned in the Parkway field and a Queen development well is planned at the Young North field. The HJSA toplease on 30,450 acres in Ward County, Texas became effective on August 5, 2000 and at year-end was producing 3,250 MCFE per day net to St. Mary. 3-D seismic data over the 50 square mile lease will be reprocessed during the first quarter of 2001 with exploitation drilling, based on the results of the 3-D seismic evaluation, anticipated during the year. We anticipate significant opportunities will develop with respect to our 21.4% interest in this lease.

Acquisitions

          Our strategy is to make selective niche acquisitions of oil and gas properties within our core operating areas in the United States. We seek to acquire properties that complement our existing operations, offer economies of scale and provide further development and exploration opportunities based on proprietary geologic concepts or advanced well completion techniques. We believe that our success in acquiring attractively priced and under-exploited properties has resulted from our focus on transactions where we have specialized geologic knowledge or operating experience. In addition, we will pursue corporate acquisitions when they can be made on an accretive basis.

          St. Mary completed $53.5 million in oil and gas property acquisitions in 2000, the largest dollar value in our history. In December 2000 we completed a $32.0 million acquisition of oil and gas properties in the Mid-Continent region. We also made $13.3 million of niche acquisitions in the Williston Basin in five separate transactions. The remaining $8.2 million was comprised of niche acquisitions made in the ArkLaTex region, the Gulf Coast and Gulf of Mexico region and the Permian Basin. During the last five years we have closed over $151 million of acquisitions where proprietary geologic knowledge or operating expertise and an attractive stock and performance track record have afforded us a competitive advantage.

          For 2001 St. Mary has reserved $60 million of its capital program budget for property acquisitions. However, we have the financial capacity to commit substantially greater resources to purchases should additional opportunities be identified.

Reserves

          At December 31, 2000, Ryder Scott Company, independent petroleum engineers, evaluated properties representing approximately 82% of St. Mary's total PV-10 value and St. Mary evaluated the remainder. The PV-10 values shown in the following table are not intended to represent the current market value of the estimated net proved oil and gas reserves owned by St. Mary. Neither prices nor costs have been escalated, but prices include the effects of hedging contracts.

          The following table sets forth summary information with respect to the estimates of our net proved oil and gas reserves for each of the years in the three-year period ended December 31, 2000, as prepared by Ryder Scott Company and us:

                                                                              As of December 31,
                                                                              ------------------
                                                                     2000            1999          1998
                                                                     ----            ----          ----
Proved Reserves Data:
Oil (MBbls)                                                         20,950          18,900          8,614
Gas (MMcf)                                                         225,975         207,642        132,605
MMCFE                                                              351,673         321,042        184,289
PV-10 value, excluding income taxes (in thousands)             $ 1,153,663       $ 351,016      $ 125,126
Proved Developed Reserves                                              87%             84%            86%
Production Replacement                                                168%            541%          (25%)
Life (years)                                                           6.5             6.1           6.5

          The present value of estimated future net revenues before income taxes of our reserves was $1.2 billion as of December 31, 2000. This present value is based on a benchmark of prices in effect at that date of $26.80 per barrel of oil (NYMEX) and $9.52 per MMBtu of gas (Gulf Coast spot price). Both of these prices are then adjusted for transportation and basis differential. These prices were 5 percent and 310 percent higher, respectively, than prices in effect at the end of 1999. If we used five-year declining strip pricing, resulting in average prices over the life of the properties of $3.96 per Mcf and $24.67 per barrel, our PV-10 value would be $550 million.

Production

          The following table summarizes the average volumes of oil and gas produced from properties in which St. Mary held an interest during the periods indicated:

                                                                    Years Ended December 31,
                                                                    ------------------------

                                                                   2000       1999        1998
                                                                   ----       ----        ----
  Operating Data:
   Net production (1):
    Oil (MBbls)...........................................         2,398      1,383       1,275
    Gas (MMcf)............................................        38,346     22,805      25,440
    MMCFE.................................................        52,731     31,104      33,090
  Average net daily production (1):
    Oil (Bbls)............................................         6,551      3,790       3,493
    Gas (Mcf).............................................       104,769     62,478      69,698
    MCFE..................................................       144,075     85,216      90,656
  Average sales price (2):
    Oil (per Bbl).........................................       $ 23.53    $ 16.56     $ 12.98
    Gas (per Mcf).........................................       $  3.44    $  2.21     $  2.16
  Additional per MCFE data:
    Lease operating expense...............................       $   .48    $   .44     $   .39
    Transportation Costs..................................       $   .04    $   .03     $   .03
    Production taxes......................................       $   .21    $   .16     $   .12

[FN]
       (1) Production from South Horseshoe Bayou and sold Oklahoma properties represented 18.1% and 6.5% respectively, or a total of 24.6% of the 1998 production total.
       (2) Includes the effects of St. Mary's hedging activities (see "Management's Discussion and Analysis of Financial Condition and Results of Operations").

          St. Mary uses financial hedging instruments, primarily fixed-for-floating price swap agreements and no-cost collar agreements with financial counterparties, to manage its exposure to fluctuations in commodity prices. We also employ the use of exchange-listed financial futures and options as part of our hedging program for crude oil.

Productive Wells

          The following table sets forth information regarding the number of productive wells in which St. Mary held a working interest at December 31, 2000. Productive wells are either producing wells or wells capable of commercial production although currently shut in. One or more completions in the same wellbore are counted as one well. A well is categorized under state reporting regulations as an oil well or a gas well based upon the ratio of gas to oil produced when it first commenced production, and such designation may not be indicative of current production.

                              Gross         Net
                              -----         ---
                      Oil     1,061         303
                      Gas     1,472         215
                              -----        ----
                    Total     2,533         518
                              =====        ====

Drilling Activity

          The following table sets forth the wells drilled and recompleted in which St. Mary participated during each of the three years indicated:

                                                           Years Ended December 31,
                                                           ------------------------
                                                  2000                1999              1998
                                                  -----               ----              ----
                                               Gross       Net    Gross       Net    Gross      Net
Development:                                   -----       ---    -----       ---    -----      ---
 Oil.......................................       40     17.37       26     10.45        6      .28
 Gas.......................................      107     24.94      105     22.26      109    26.04
 Non-productive............................       31      9.38       14      5.75       12     3.98
                                                 ---     -----      ---     -----      ---    -----
     Total.................................      178     51.69      145     38.46      127    30.30
                                                 ---     -----      ---     -----      ---    -----
Exploratory:
 Oil.......................................        6      4.17        1       .20        1      .50
 Gas.......................................       11      3.63       12      3.84        3      .95
 Non-productive............................        8      4.32        9      2.56        6     1.05
                                                 ---     -----       --      ----       --     ----
     Total.................................       25     12.12       22      6.60       10     2.50
                                                 ---     -----      ---     -----      ---    -----
Farmout or non-consent                             8         -        6         -        4        -
                                                 ---     -----      ---     -----      ---    -----

Grand Total(1) ............................      211     63.81      173     45.06      141    32.80
                                                 ===     =====      ===     =====      ===    =====

[FN]
     (1) Does not include 4 gross wells and 1 gross well completed on St. Mary's fee lands during 2000 and 1998, respectively.

          All of our drilling activities are conducted on a contract basis with independent drilling contractors. We do not own any drilling equipment.

Domestic Acreage

          The following table sets forth the gross and net acres of developed and undeveloped oil and gas leases, fee properties, mineral servitudes and lease options held by St. Mary as of December 31, 2000. Undeveloped acreage includes leasehold interests that may already have been classified as containing proved undeveloped reserves.

                                                       Developed           Undeveloped
                                                      Acreage (1)          Acreage (2)                Total
                                                      -----------          -----------                -----
                                                   Gross       Net       Gross        Net       Gross        Net
                                                   -----       ---       -----        ---       -----        ---
 Arkansas.....................................      2,053       368         167          28       2,220        396
  Louisiana...................................    113,326    34,288      47,227      12,691     160,553     46,979
  Montana.....................................     26,962    12,221      80,182      48,361     107,144     60,582
  New Mexico..................................      7,280     1,957       2,520       1,507       9,800      3,464
  North Dakota................................     64,024    19,434     132,161      58,437     196,185     77,871
  Oklahoma....................................    168,943    37,718      69,223      19,588     238,166     57,306
  Texas.......................................    142,356    52,020     163,679      64,558     306,035    116,578
  Other (3) ..................................      3,460     1,860      10,892       4,002      14,352      5,862
                                                 --------   -------     -------     -------   ---------    -------
      Subtotal...........................         528,404   159,866     506,051     209,172   1,034,455    369,038
                                                 --------   -------     -------     -------   ---------    -------
 Louisiana Fee Properties.....................     10,336    10,336      14,578      14,578      24,914     24,914
 Louisiana Mineral Servitudes.................      9,965     5,424       5,861       5,299      15,826     10,723
                                                 --------   -------     -------     -------   ---------    -------
      Subtotal................................     20,301    15,760      20,439      19,877      40,740     35,637
                                                 --------   -------     -------     -------   ---------    -------
      GRAND TOTAL ............................    548,705   175,626     526,490     229,049   1,075,195    404,675
                                                 ========   =======     =======     =======   =========    =======

[FN]
     -----------
     (1) Developed acreage is acreage assigned to producing wells for the spacing unit of the producing formation. Developed acreage in certain of St. Mary's properties that include multiple formations with different well spacing requirements may be considered undeveloped for certain formations, but have only been included as developed acreage in the presentation above.
     (2) Undeveloped acreage is lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas regardless of whether such acreage contains estimated net proved reserves.
     (3) Includes interests in Alabama, Colorado, Kansas, Mississippi, Utah and Wyoming. St. Mary also holds an override interest in an additional 44,388 gross acres in Utah.

Other Assets

          KMOC Stock. In February 2000 St. Mary exercised its option to convert its Khanty Mansiysk Oil Corporation production payment receivable into common stock of KMOC. In July 2000 we finalized a negotiated value for the receivable that equated to 21,583 shares of KMOC common stock under the terms of the original agreement. In December 2000 we sold 14,662 of these shares and recognized a net gain of $2.2 million.

ITEM 3.   LEGAL PROCEEDINGS

          No legal proceedings are pending against us that individually or collectively could have a material adverse effect upon our financial condition or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          There were no matters submitted to a vote of security holders during the fourth quarter of 2000.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

          The following table sets forth the names, ages and positions held by St. Mary's executive officers as of February 28, 2001.

Name                          Age       Position
----                          ---       --------

Thomas E. Congdon             74       Chairman of the Board
Mark A. Hellerstein           48       President and Chief Executive Officer
Ronald D. Boone               52       Executive Vice President and Chief
                                       Operating Officer
Robert T. Hanley              54       Vice President - Business Development
Richard C. Norris             45       Vice President - Finance, Secretary and
                                       Treasurer
Milam Randolph Pharo          48       Vice President - Land and Legal
Garry A. Wilkening            50       Vice President - Administration and
                                       Controller
Douglas W. York               39       Vice President - Acquisitions and
                                       Engineering

          Each of the executive officers has held the above positions for the past five years, with the exception of the following:

          Robert T. Hanley has served as Vice President - Business Development since 2000. Prior to 2000, Mr. Hanley was Chief Financial Officer at Nance Petroleum Corporation and Panterra Petroleum.

          Richard C. Norris has served as Vice President - Finance and Secretary since 1999. Prior to 1999, Mr. Norris was Vice President - Accounting and Administration and Treasurer. He joined St. Mary in 1982 as Corporate Controller.

          Milam Randolph Pharo has served as Vice President - Land and Legal since 1998. Mr. Pharo joined St. Mary in 1996 as Vice President - Land and was previously in private practice as an attorney specializing in oil and gas matters since 1977.

          Garry A. Wilkening joined St. Mary in 1993 as Corporate Controller. He was named Vice President - Administration in 1999. Prior to joining St. Mary, Mr. Wilkening was Corporate Controller for Fuel Resources Development Company, a subsidiary of Public Service of Colorado (now named Xcel Energy).

          Douglas W. York has served as Vice President - Acquisitions and Engineering since joining St. Mary in 1996. He was previously with Meridian Oil Company as Regional Engineer and with ARCO Oil and Gas Company in Planning and Evaluation.

          The executive officers of the Company serve at the pleasure of the Board of Directors and do not have fixed terms. Executive officers generally are elected at the regular meeting of the Board immediately following the annual stockholders meeting. Any officer or agent elected or appointed by the Board of Directors may be removed by the Board whenever in its judgement the best interests of the Company will be served thereby without prejudice, however, to contractual rights, if any, of the person so moved.

          There are no family relationships, first cousin or closer, between any executive officer and director. There are no arrangements or understandings between any officer and any other person pursuant to which that officer was elected.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          Market Information. St. Mary's common stock is traded on the Nasdaq National Market System under the symbol MARY. The range of high and low closing prices for the quarterly periods in 2000 and 1999, as reported by the Nasdaq National Market System and adjusted for the two for one stock split which was distributed on September 5, 2000 to shareholders of record as of the close of business on August 21, 2000, is set forth below:

       Quarter Ended                 High           Low
        ------------                 ----           ---
       December 31, 2000            $34.813       $19.125
       September 30, 2000            24.063        14.969
       June 30, 2000                 21.032        15.375
       March 31, 2000                15.469        11.250

       December 31, 1999            $13.563       $10.156
       September 30, 1999            14.875        10.938
       June 30, 1999                 10.547         8.063
       March 31, 1999                10.250         7.555

          Holders. As of March 9, 2001, the number of record holders of St. Mary's common stock was 266. Management believes, after inquiry, that the number of beneficial owners of our common stock is in excess of 3,700.

          Dividends. St. Mary has paid cash dividends to stockholders every year since 1940. Annual dividends of $0.10 per share were paid quarterly in each of the years 1997 through 2000. We expect that our practice of paying dividends on our common stock will continue, although the payment of future dividends will continue to depend on our earnings, capital requirements, financial condition and other factors. Beginning in 2001 St. Mary plans to pay dividends on a semi-annual basis. Dividends paid totaled $2,774,000 in 2000 and $2,193,000 in 1999.

          Restricted Shares. St. Mary issued 5,332,374 shares to the shareholders of King Ranch, Inc. for the acquisition of King Ranch Energy, Inc. when it merged in December 1999. Those shares are subject to contractual restrictions on transfer until March 31, 2001. The restriction prevents transfers other than for estate planning reasons until March 31, 2001. We also issued 518,988 restricted shares in connection with the acquisition of Nance Petroleum Corporation in June 1999. Those shares are restricted securities under federal securities laws and are also subject to contractual restrictions on transfer, which expire in increments over a three-year period from the date of acquisition.

ITEM 6.   SELECTED FINANCIAL DATA

          The following table sets forth selected consolidated financial data for St. Mary as of the dates and for the periods indicated. The financial data for each of the five years ended December 31, 2000 were derived from the Consolidated Financial Statements of St. Mary. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," which includes a discussion of factors materially affecting the comparability of the information presented, and in conjunction with St. Mary's financial statements included elsewhere in this report.

                                                                    Years Ended December 31,
                                                                    ------------------------
                                                   2000        1999           1998         1997         1996
                                                   ----        ----           ----         ----         ----
                                                              (In thousands, except per share data)
Income Statement Data:
Operating revenues:
     Oil and gas production                    $ 188,407    $  73,387     $  71,413    $  76,603    $  57,207
     Other                                         7,259        1,527         8,096       15,282        2,777
                                               ---------    ---------     ---------    ---------    ---------
Total operating revenues                         195,666       74,914        79,509       91,885       59,984
                                               ---------    ---------     ---------    ---------    ---------
Operating expenses:
     Oil and gas production                       38,461       19,574        17,770       16,097       13,330
     Depletion, depreciation & amortization       40,129       22,574        24,912       18,366       12,732
     Impairment of proved properties               4,449        3,982        17,483        5,202          408
     Exploration                                   9,633       11,593        11,705        6,847        8,185
     Abandonment and impairment of
           unproved properties                     1,841        6,616         4,457        2,077        1,469
     General and administrative                   11,166        9,172         7,097        7,645        7,603
     Other                                         1,437        1,802         9,304          606       (1,194)
                                               ---------    ---------     ---------    ---------    ---------
Total operating expenses                         107,116       75,313        92,728       56,840       42,533
                                               ---------    ---------     ---------    ---------    ---------

Income (loss) from operations                     88,550         (399)      (13,219)      35,045       17,451
     Non-operating (expense) income                  737           75        (1,027)         (99)      (1,951)
     Income tax (expense) benefit                (33,667)         406         5,415      (12,325)      (5,333)
                                               ---------    ---------     ---------    ---------    ---------
Income (loss) from continuing operations          55,620           82        (8,831)      22,621       10,167
Gain on sale of discontinued operations,
     net of income taxes                               -            -            34          488          159
                                               ---------    ---------     ---------    ---------    ---------
Net income (loss)                              $  55,620    $      82     $  (8,797)   $  23,109    $  10,326
                                               =========    =========     =========    =========    =========
Basic net income (loss) per common share:
     Income (loss) from continuing operations  $    2.00    $       -     $   (0.40)   $    1.07    $    0.58
     Gain on sale of discontinued operations           -            -             -         0.02         0.01
                                               ---------    ---------     ---------    ---------    ---------
Basic net income (loss) per share              $    2.00    $       -     $   (0.40)   $    1.09    $    0.59
                                               =========    =========     =========    =========    =========
Diluted net income (loss) per common share:
     Income (loss) from continuing operations  $    1.97    $       -     $   (0.40)   $    1.05    $    0.57
     Gain on sale of discontinued operations           -            -             -         0.02         0.01
                                               ---------    ---------     ---------     --------    ---------
Diluted net income (loss) per share            $    1.97    $       -     $   (0.40)    $   1.07    $    0.58
                                               =========    =========     =========     ========    =========

Cash dividends per share                       $    0.10    $    0.10     $    0.10     $   0.10    $    0.08
Basic weighted average common shares
     outstanding                                  27,781       22,198        21,874       21,240       17,518
Diluted weighted average common shares
     outstanding                                  28,271       22,329        21,874       21,506       17,652


                                                                    Years Ended December 31,
                                                                    ------------------------
                                                   2000         1999          1998         1997         1996
                                                   ----         ----          ----         ----         ----
                                                              (In thousands, except per share data)
Balance Sheet Data (end of period):
Working capital                                $  40,639    $   13,440   $    9,785   $    9,618   $   13,926
Net property and equipment                       252,411       180,664      143,825      157,481      101,510
Total assets                                     321,895       230,438      184,497      212,135      144,271
Long-term obligations                             22,000        13,000       19,398       22,607       43,589
Total stockholders' equity                       250,136       188,772      134,742      147,932       75,160


Other Data:
EBITDA (1)                                     $ 128,679    $   22,175   $   11,693   $   53,411   $   30,183
Net cash provided by operating activities         92,267        40,755       45,386       43,111       24,205
Net cash used in investing activities           (112,868)      (22,243)     (36,982)     (67,477)     (45,175)
Net cash (used in) provided by
     financing activities                         13,025       (12,138)      (7,695)      28,140       22,585
Capital and exploration expenditures, cash
     and noncash                                 125,184        91,184       57,855       89,213       52,601

[FN]
------------
(1) EBITDA is defined as earnings before interest income and expense, income taxes, depreciation, depletion, amortization, and gain on sale of discontinued operations. EBITDA is a financial measure commonly used for St. Mary's industry and should not be considered in isolation or as a substitute for net income, cash flow provided by operating activities or other income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity. Because EBITDA excludes some, but not all, items that affect net income and may vary among companies, the EBITDA presented above may not be comparable to similarly titled measures of other companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

          Overview

          The year ended December 31, 2000 saw continued weakness in the perceived supply of crude oil and considerable volatility in the price. Crude oil producers who in 1999 had hedged 2000 production at prices which were reasonable at the time and much better than prices received in 1998 recognized hedging losses in 2000. Natural gas producers had been experiencing relative price stability, but during 2000 the gas "bubble" burst as storage facilities were unable to replenish their reserves during the summer and the country faced its coldest winter in the last four years. Consequently, natural gas prices increased steadily throughout the year as the country experienced shortages. Natural gas producers who had hedged their 2000 production in 1999 or early 2000 at prices that were considered reasonable at that time also recognized hedging losses. The positive aspect is that those companies who did not hedge all of their production experienced considerable benefits from price increases on their unhedged production. We are now seeing record rig utilization, cost increases for operations and drilling, more expensive acquisitions and the door for equity capital is starting to open.

          As we note in our discussion of results of operations, St. Mary had an extraordinary year in 2000 operating in this environment. Based on our forecast in Outlook below, subject to uncertainties specified in our cautionary statement about forward looking statements, if prices for crude oil and natural gas remain strong we project another outstanding year of operations for 2001.

Results of Operations

          The results of operations for 2000 include the full year impact of two significant acquisitions made during 1999. On June 1, 1999, St. Mary acquired Nance and Quanterra Alpha Limited Partnership and then acquired various other Williston Basin properties later in 1999 and into 2000. On December 17, 1999, St. Mary acquired KRE. After the acquisition, KRE's name was changed to St. Mary Energy Company or SMEC.

          The following table sets forth selected operating data for the periods indicated:

                                                                       Years Ended December 31,
                                                                       ------------------------
                                                                     2000         1999        1998
                                                                     ----         ----        ----
                                                                (In thousands, except per volume data)
Oil and gas production revenues:
   Gas production..............................................    $ 131,979    $  50,482   $  54,868
   Oil production..............................................       56,428       22,905      16,545
                                                                   ---------    ---------   ---------
      Total....................................................    $ 188,407      $73,387     $71,413
                                                                   =========    =========   =========

Net production:
   Gas (MMcf)..................................................       38,346       22,805      25,440
   Oil (MBbls).................................................        2,398        1,383       1,275
                                                                   ---------    ---------   ---------
   MMCFE.......................................................       52,731       31,103      33,090
                                                                   ---------    ---------   ---------

Average sales price (1):
   Gas (per Mcf)...............................................    $    3.44    $    2.21   $    2.16
   Oil (per Bbl)...............................................    $   23.53    $   16.56   $   12.98

Oil and gas production costs:
   Lease operating expenses....................................    $  25,567    $  13,641   $  12,929
   Transportation costs........................................        1,817          893         765
   Production taxes............................................       11,077        5,040       4,076
                                                                   ---------    ---------   ---------
      Total....................................................      $38,461      $19,574     $17,770
                                                                   =========    =========   =========

Additional per MCFE data:
   Sales price (see Discussion under Accounting Matters).......    $    3.57    $    2.36   $    2.16
   Lease operating expenses....................................         (.48)        (.44)       (.39)
   Transportation costs........................................         (.04)        (.03)       (.03)
   Production taxes............................................         (.21)        (.16)       (.12)
                                                                   ---------    ---------   ---------
      Operating margin.........................................    $    2.84    $    1.73   $    1.62
                                                                   =========    =========   =========

   Depletion, depreciation and amortization....................    $     .76    $     .73   $     .75
   Impairment of proved properties.............................    $     .08    $     .13   $     .53
   General and administrative..................................    $     .21    $     .29   $     .22

[FN]
      (1) Includes the effects of the Company's hedging activities.

2000 to 1999 Comparison

          Oil and Gas Production Revenues. St. Mary experienced a record year for growth in oil and gas production revenues. This amount increased $115.0 million, or 157% to $188.4 million in 2000 compared to $73.4 million in 1999. Revenue from gas production increased $81.5 million or 161%. This increase was a result of a gas production volume increase of 68% and a 56% increase in the average realized gas price to $3.44 per Mcf in 2000. Revenue from oil production increased $33.5 million or 146%. This increase resulted from an oil production volume increase of 73% and a 42% increase in the average realized oil price to $23.53 per Bbl in 2000. Crude oil and natural gas futures prices at December 31, 2000 were very good, but we do not expect to see the dramatic increases in our average realized price received in 2001 that we experienced in 2000. Average net daily production increased to a 12-month record of 144.1 MMCFE in 2000 compared to 85.2 MMCFE in 1999. St. Mary's KRE acquisition and Williston Basin acquisitions since June 1999 have added $97.0 million of revenue, not adjusted for hedge losses and average net daily production of 57.7 MMCFE over the prior year. A positive response to a waterflood at Parkway Delaware Unit combined with a successful gas well completion and current pricing in the Permian Basin added
4.6 MMCFE to average net daily production and $10.9 million of revenue before hedge losses from 1999 to 2000.

          St. Mary hedged approximately 55.4% or 1,329 MBbls of its oil production for 2000 and realized a $13.2 million decrease in oil revenue attributable to hedging compared to a $2.0 million decrease in 1999. Without these contracts we would have received an average price of $29.01 per Bbl in 2000 compared to $18.01 per Bbl in 1999. St. Mary also hedged 44.1% of its 2000 gas production or 18.6 million MMBtu and realized a $20.5 million decrease in gas revenue attributable to hedging compared to a $558,000 decrease in gas revenues in 1999. Without these contracts we would have received an average price of $3.97 per Mcf for 2000 compared to $2.19 per Mcf in 1999.

          Gain (loss) on sale of proved properties. Gain on sale of proved properties increased to $3.4 million in 2000 from a loss of $55,000 in 1999. St. Mary recognized a $1.8 million gain on the sale of shallow production from the HJSA top lease to the previous operator, a $1.0 million gain from the sale of various properties at auction and a $455,000 gain on the sale of our share of the Rock Penn Unit in West Texas.

          Gain on sale of KMOC stock. In February 2000 St. Mary exercised its option to convert its Khanty Mansiysk Oil Corporation ("KMOC") production payment receivable into common stock of KMOC. In July 2000 we finalized a negotiated value for the receivable that equated to 21,583 shares of KMOC common stock under the terms of the original agreement. In December 2000 we sold 14,662 of these shares and recognized a net gain of $2.2 million.

          Oil and Gas Production Expenses. Oil and gas production expenses include lease operating expenses, production taxes and, as discussed under Accounting Matters, transportation expenses. Total production costs increased $18.9 million, or 96% in 2000 to $38.5 million compared with $19.6 million in 1999. The KRE acquisition and Williston Basin acquisitions since June 1999 have added $15.3 million of production costs over 1999. These costs have also increased by $2.4 million in the Permian Basin as a result of waterflood activities. Total production costs per MCFE increased 16% to $.73 for 2000 compared with $.63 in 1999. As we indicate in Outlook below, we expect this trend to continue. We believe that competition for resources will cause costs to increase in 2001. St. Mary experienced a general $.06 per MCFE increase in 2000 as a result of increased production taxes from increased revenue and an increase in lease operating costs. The additional $.04 per MCFE increase is due to lease operating expenses and increased production taxes on increased revenue in the higher-cost Williston and Permian Basins.

          Depreciation, Depletion, Amortization and Impairment. DD&A increased $17.6 million or 78% to $40.1 million in 2000 compared with $22.6 million in 1999. DD&A expense per MCFE increased 5% to $.76 in 2000 compared to $.73 in 1999. During the first three quarters of 2000 St. Mary had reported a decrease in the DD&A rate per MCFE. This decrease was the result of a lower than average cost per unit from the KRE and Nance acquisitions, the addition of lower cost reserves from 1999 drilling activities and the effect of producing property impairments St. Mary recognized in the fourth quarter of 1999 and the first quarter of 2000. In the fourth quarter of 2000 two factors occurred that reversed this trend. First, we finalized the allocation of KRE acquisition costs as allowed by accounting standards. Second, year-end downward reserve adjustments for certain fields caused DD&A per MCFE to increase $.08 for the year.

          St. Mary recorded a $4.4 million impairment of proved oil and gas properties in 2000 compared with $4.0 million in 1999. Impairments in 2000 include a declining performance adjustment of $703,000 from the West Cameron Block 39 prospect in the Gulf of Mexico. Marginal well impairments include $656,000 from the Midland prospect in South Louisiana, $271,000 for the NE Collins prospect in Mississippi, $269,000 for the Heil II prospect in Texas and, in Oklahoma, $478,000 from the Buffalo Wallow prospect, $371,000 from the Boggy Creek prospect and $490,000 from the SW Weatherford prospect.

          Abandonment and impairment of unproved properties decreased $4.8 million or 72% to $1.8 million in 2000 compared to $6.6 million in 1999. This decrease is due to a reduction in abandonment of expired leases in 2000 and the 1999 impairment of South Horseshoe Bayou.

          Exploration. Exploration expense for 2000 decreased $2.0 million or 17% to $9.6 million compared with $11.6 million in 1999. Percentages of total exploration expense are as follows:

                                                2000        1999
                                                ----        ----
o         Geological and geophysical expenses    24%          12%
o         Exploratory dry holes                  21%          45%
o         Overhead and other expenses            55%          43%

          General and Administrative. General and administrative expenses increased $2.0 million or 22% to $11.2 million in 2000 compared to $9.2 million in 1999. Increases in general and administrative expenses resulting from the KRE and Nance acquisitions and charitable contributions of $809,000 were partially offset by a $2.8 million COPAS overhead reimbursement increase related to operations of the KRE properties and assumption of Permian Basin operations. As indicated in Outlook below, we anticipate general and administrative expenses will increase again in 2001 due in large part to our incentive bonus plans.

          Income Taxes. Income tax expense totaled $33.7 million in 2000 resulting in an effective tax rate of 37.7% compared to a net benefit in 1999 of $406,000. The effective rate change from 1999 reflects a diminished effect from alternative fuel credits allowed under Internal Revenue Code Section 29 due to higher net income before tax, additional accrued state income taxes from income generated by the properties acquired from KRE and an increase in deferred federal income tax from a 1% rate increase to the highest Federal marginal rate. During 2000 St. Mary determined that it would be more beneficial to forego the
Section 29 credits generated from 1999 resulting in a net operating loss for 1999 that could be utilized in 2000 to reduce its current liability. This change also impacted the effective rate for the current year.

          Net Income. Net income increased to $55.6 million for 2000 compared to $82,000 for 1999. A 56% increase in gas prices, a 42% increase in oil prices and a 73% increase in oil production volumes and a 68% increase in gas production volumes resulted in a record $115.0 million increase in oil and gas production revenue. A $3.5 million increase in gain on the sale of proved properties and the $2.2 million gain from the sale of KMOC stock contributed to the $120.8 million increase in total operating revenues. These revenue increases were offset by corresponding increases in oil and gas production costs and DD&A as well as a $34.1 million increase in income tax expense.

1999 to 1998 Comparison

          Oil and Gas Production Revenues. Oil and gas production revenues increased $2.0 million, or 3% to $73.4 million in 1999 compared to $71.4 million in 1998. Revenue from gas production decreased $4.4 million or 8%. This decrease resulted from a gas production volume decrease of 10% partially offset by a 2% increase in the average realized gas price to $2.17 per Mcf in 1999. Revenue from oil production increased $6.4 million or 38%. This increase was a result of an oil production volume increase of 8% and a 28% increase in the average realized oil price to $16.56 per Bbl in 1999. Average net daily production declined to 85.2 MMCFE in 1999 compared to 90.6 MMCFE in 1998. The increase in oil production occurred as a result of the Nance acquisition, production increases at the Parkway Delaware Unit waterflood and the drilling of successful wells in Montana. Gas production decreased as a result of the loss of production at the South Horseshoe Bayou Field and the sale of certain Oklahoma properties in December 1998. This decrease reduced the average daily production.

          St. Mary hedged approximately 41.4% or 572 MBbls of its oil production for 1999 and realized a $2.0 million decrease in oil revenue attributable to hedging compared to a $435,000 increase in 1998. Without these contracts we would have received an average price of $18.01 per Bbl in 1999 compared to $12.64 in 1998. St. Mary also hedged approximately 56.2% of its 1999 gas production or 14.1 million MMBtu and realized a $558,000 decrease in gas revenue attributable to hedging compared to a $1.4 million increase in gas revenues in 1998. Without these contracts we would have received an average price of $2.19 per Mcf in 1999 compared to $2.07 in 1998.

          Oil and Gas Production Expenses. Please see the discussion of EITF 00-10 under Accounting Matters. Total production costs increased $1.8 million, or 10% in 1999 to $19.6 million compared with $17.8 million in 1998, while total production costs per MCFE increased 17% to $.63 in 1999 compared with $.54 in 1998. A $396,000 increase in LOE workover costs and a $968,000 increase in LOE relating to the Nance and KRE acquisitions were offset by a $591,000 decrease in LOE at South Horseshoe Bayou and the December 1998 sale of producing properties in Oklahoma. A $705,000 increase in production taxes was the result of higher prices for oil production. The increase in the per MCFE amount is also due to a 10% decrease in gas production volumes caused by a reduction in volumes at South Horseshoe Bayou and the December 1998 sale of producing properties in Oklahoma which had lower production costs per MCFE.

          Depreciation, Depletion, Amortization and Impairment. DD&A decreased $2.3 million or 9% to $22.6 million in 1999 compared with $24.9 million in 1998. DD&A expense per MCFE decreased 4% to $.73 in 1999 compared to $.75 in 1998 due to low prices that affected the Company's oil and gas reserves and net book value at December 31, 1998 and the subsequent recovery of prices which increased the Company's oil and gas reserves during 1999. This effect was offset during 1999 by a 10% reduction in gas production caused by decreased production at South Horseshoe Bayou, the December 1998 sale of producing properties in Oklahoma with lower DD&A expense per MCFE and decreased royalty production from the fee lands.

          St. Mary recorded a $4.0 million impairment of proved oil and gas properties in 1999 compared with $17.5 million in 1998. Impairments caused by reserve reductions in under-performing properties in 1999 include $2.6 million related to the Larose prospect, $246,000 related to the Greensburg prospect and $264,000 related to several other prospects in Louisiana. A total of $734,000 of impairment related to nine prospects in Oklahoma.

          Abandonment and impairment of unproved properties increased $2.1 million or 48% to $6.6 million in 1999 compared to $4.5 million in 1998 due to the Company's impairment of its remaining costs at South Horseshoe Bayou.

          General and Administrative. General and administrative expenses increased $2.1 million or 29% to $9.2 million in 1999 compared to $7.1 million in 1998 due to a $1.9 million increase in compensation and benefit related expenses including a $477,000 increase related to the Company's Stock Appreciation Rights plan.

          Other. This expense increased $1.0 million to $1.8 million from $802,000 in 1998 due to increased activity in St. Mary's litigation seeking to recover damages from the drilling contractor in connection with the St. Mary Land & Exploration No. 1 well at South Horseshoe Bayou.

          Non-Operating Income and Expense. Net non-operating expense decreased $1.1 million to $75,000 of net income in 1999 compared to $1.0 million of net expense in 1998 due to decreased interest expense attributable to reduced long-term debt during 1999, and recognition of interest income from loans made to Summo Minerals Corporation. Debt was decreased in 1999 with proceeds from the sale of the Oklahoma properties in late 1998.

          Income Taxes. Income taxes provided a net benefit of $406,000 for 1999 resulting in an effective tax rate of 125%. The effective rate reflects the effect of the book net operating loss before tax and the compounded effect of alternative fuel credits allowed under Internal Revenue Code Section 29 incurred in years when St. Mary reports a pre-tax book loss.

          Net Income (Loss). Net income for 1999 was $82,000 compared to a net loss of $8.8 million for 1998. A 2% increase in gas prices, a 28% increase in oil prices and an 8% increase in oil production volumes were partially offset by a 10% decrease in gas production volumes for the year and resulted in a $1.9 million or 3% increase in oil and gas production revenues. The combination of impairments of proved properties and DD&A decreased $15.8 million from 1998 amounts and were partially offset by a $1.7 million increase in oil and gas production costs, a $2.2 million increase in unproved property impairments, and a $2.1 million increase in general and administrative expenses. A $1.2 million increase in other revenues and a $1.1 million decrease in non-operating income and expenses were partially offset by a $1.6 million increase in minority interest and other expense. Income tax benefit decreased by $5.0 million in 1999. Activity in 1998 not affecting net income in 1999 included $7.7 million in gains on sales of proved properties, a $4.6 million writedown of the receivable from KMOC and $4.6 million in losses related to St. Mary's investment activity in Summo Minerals.

Liquidity and Capital Resources

          St. Mary's primary sources of liquidity are the cash provided by operating activities, debt financing, sales of non-strategic properties and access to the capital markets. Its cash needs are for the acquisition, exploration and development of oil and gas properties and for the payment of debt obligations, trade payables, general corporate expenses and stockholder dividends. Exploration and development programs are generally financed from internally generated cash flow, bank debt and cash and cash equivalents on hand. The capital expenditure budget is continually reviewed based on changes in cash flow and other factors.

          Cash Flow. St. Mary's net cash provided by operating activities increased $51.6 million or 127% to $92.3 million in 2000 compared to $40.8 million in 1999. The increase reflects the effect of increases in oil and gas production and prices.

          Net cash provided by operating activities decreased 10% to $40.8 million in 1999 compared to $45.4 million in 1998. The decrease was caused by a $4.6 million decrease in accounts payable related to oil and gas production costs and general and administrative expense. The $1.9 million increase in oil and gas revenues was offset by a corresponding increase in accrued oil and gas receivables. A $1.6 million increase in minority interest and other operating expense was offset by a $764,000 increase in other revenues and a $1.1 million decrease in cash paid for interest expense.

          Exploratory dry hole costs are included in cash flows from investing activities even though these costs are expensed as incurred. If exploratory dry hole costs had been included in operating cash flows, the net cash provided by operating activities would have been $90.9 million, $35.8 million, and $40.5 million in 2000, 1999, and 1998, respectively.

          Net cash used in investing activities increased $90.7 million in 2000 to $112.9 million compared to $22.2 million in 1999. Total 2000 capital expenditures for cash, including acquisitions of oil and gas properties, increased $77.6 million or 192% to $117.9 million in 2000 compared to $40.3 million in 1999 due to an increase in drilling activity in 2000 and an increase in cash expended for oil and gas property purchases.

          Net cash used in investing activities decreased $14.8 million or 40% in 1999 to $22.2 million compared to $37.0 million in 1998. The decrease is due to reduction in capital expenditures, $2.1 million received from the sale of the subsidiary that held shares of KMOC stock, $2.6 million from the disposition of a portion of St. Mary's investment in Summo and $12.7 million in cash received as a result of St. Mary's purchase of Nance and KRE offset by a $20.9 million decrease in proceeds received from property sales. Nance and KRE were acquired with St. Mary common stock. Consequently, the value of the common stock issued is not reflected in net cash used in investing activities. Total 1999 capital expenditures for cash, including acquisitions of oil and gas properties, decreased $18.3 million or 31% to $40.3 million in 1999 compared to $58.6 million in 1998 due to a decrease in drilling activity in 1999.

          If exploratory dry hole costs had been included in operating cash flows rather than in investing cash flows, net cash used in investing activities would have been $111.5 million, $17.2 million, and $32.1 million in 2000, 1999, and 1998, respectively.

          Net cash provided by financing activities increased $25.2 million to $13.0 million in 2000 compared to cash used in financing activities of $12.1 million in 1999. The increase is due to a net $9.0 million increase in long-term debt during 2000 compared to a $9.8 million decrease in 1999 and a $6.8 million increase in proceeds received from the sale of common stock related to St. Mary's stock option programs. Proceeds from stock option programs were used to finance current operations and retire outstanding debt under the credit facility. During 2000 cash flow from operations and stock option programs was sufficient to reduce the outstanding debt balance to zero. The $22.0 million balance in outstanding debt at December 31, 2000 was a result of the JN acquisition discussed below.

          Net cash used in financing activities increased $4.4 million to $12.1 million in 1999 compared to $7.7 million in 1998. The $9.8 million decrease in long-term debt in 1999 compared to the $3.2 million decrease in 1998 was partially offset by a $1.9 million decrease in stock repurchase payments.

          St. Mary had $6.6 million in cash and cash equivalents and had working capital of $40.6 million as of December 31, 2000 compared to $14.2 million in cash and cash equivalents and working capital of $13.4 million as of December 31, 1999.

          Credit Facility. On June 27, 2000, St. Mary entered into an agreement to amend the existing long-term revolving credit agreement. The maximum loan amount remains at $200.0 million. The lender may periodically re-determine the aggregate borrowing base depending upon the value of St. Mary's oil and gas properties and other assets. As of December 31, 2000 the borrowing base as determined by the lender was $140.0 million. The accepted borrowing base was $40.0 million at December 31, 2000. The credit agreement has a maturity date of December 31, 2006, and includes a revolving period that matures on June 30, 2003. We can elect to allocate up to 50% of available borrowings to a short-term tranche due on June 25, 2003. St. Mary must comply with certain covenants including maintenance of stockholders' equity at a specified level and limitations on additional indebtedness. As of December 31, 2000 and 1999, $22.0 million and $13.0 million, respectively, was outstanding under this credit agreement. These outstanding balances accrue interest at rates determined by St. Mary's debt to total capitalization ratio. During the revolving period of the loan, loan balances accrue interest at our option of either (1) the higher of the federal funds rate plus 1/2% or the prime rate, or (2) LIBOR plus 3/4% when our debt to total capitalization is less than 30%, up to a maximum of either (a) the higher of the federal funds rate plus 3/4% or the prime rate plus 1/4%, or
(b) LIBOR plus 1-3/8% when our debt to total capitalization is equal to or greater than 50%. At December 31, 2000 St. Mary's debt to capitalization ratio as defined under the credit agreement was 8.1%.

          Common Stock. St. Mary is authorized to issue up to 50,000,000 shares of its common stock. We anticipate proposing an increase in this amount to 100,000,000 shares of common stock for shareholder approval in 2001. See ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS for a discussion of restricted shares.

          In July 2000, St. Mary's board of directors approved a two-for-one stock split effected in the form of a stock dividend whereby one additional common share of stock was distributed for each common share outstanding. The stock split was distributed on September 5, 2000 to shareholders of record as of the close of business on August 21, 2000. All share and per share amounts for all periods presented herein have been restated to reflect this stock split.

          In August 1998 St. Mary's board of directors authorized a stock repurchase program whereby we may purchase from time-to-time, in open market transactions or negotiated sales, up to two million of St. Mary's common shares. As of December 31, 2000 we have repurchased a total of 395,600 shares of St. Mary's common stock under the program for $3.3 million at a weighted-average price of $8.44 per share. In early 2001 we repurchased an additional 16,800 shares for a weighted-average price of $22.25 per share. We anticipate that additional purchases of shares may occur as market conditions warrant. Such purchases will be funded with internal cash flow and borrowings under St. Mary's credit facility.

          Capital and Exploration Expenditures. St. Mary's expenditures for exploration and development of oil and gas properties and acquisitions are the primary use of its capital resources. The following table sets forth certain information regarding the costs incurred by us in our oil and gas activities during the periods indicated.

                                         Capital and Exploration Expenditures
                                         ------------------------------------
                                               For the Years Ended
                                                     December 31,
                                                     ------------
                                             2000        1999           1998
                                             ----        ----           ----
                                                    (In thousands)
Development                                $ 48,996    $ 22,166      $ 32,191
Exploration                                  17,012      20,809        17,767
Acquisitions:
  Proved                                     53,482      33,080         4,204
  Unproved                                    5,694      15,129         3,693
                                           --------    --------       -------

      Total                                $125,184    $ 91,184      $ 57,855
                                           ========    ========      ========

          We continuously evaluate opportunities in the marketplace for oil and gas properties and, accordingly, may be a buyer or a seller of properties at various times. We will continue to emphasize smaller niche acquisitions utilizing St. Mary's technical expertise, financial flexibility and structuring experience. In addition, we are also actively seeking larger acquisitions of assets or companies that would afford opportunities to expand our existing core areas, to acquire additional geoscientists or to gain a significant acreage and production foothold in a new basin within the United States. The acquisition of KRE in 1999 is an example of this strategy.

          St. Mary's total costs incurred in 2000 increased $34.0 million or 37% compared to 1999. This change reflects the increased activity we budgeted for 2000 and increased costs for drilling and acquisitions. Proved property acquisitions increased $20.4 million in 2000. St. Mary made its largest acquisition of oil and gas properties on December 28, 2000 when it acquired oil and gas properties from JN Exploration and Production Limited Partnership, Colt Resources Corporation, Princeps Partners, Inc., and The William G. Helis Company, LLC for $32.0 million net of transaction costs and closing adjustments. We utilized $22.0 million from our credit facility to fund a portion of this acquisition. In several other acquisitions during 2000 St. Mary acquired additional oil and gas interests in the Williston Basin for a total of $13.3 million. Post-closing and purchase price adjustments in 2000 relating to the KRE acquisition totaled $3.4 million. Follow-on acquisitions relating to interests purchased in the Permian Basin amounted to $2.6 million. Several smaller acquisitions in other core areas were also completed during 2000 totaling $2.0 million. We spent $71.7 million in 2000 for unproved property acquisitions and domestic exploration and development compared to $58.1 million in 1999 as a result of increased drilling activity.

          St. Mary's total costs incurred in 1999 increased $33.3 million or 58% compared to 1998. Proved property acquisitions increased $28.9 million in 1999. In June 1999 we acquired Nance and Quanterra Alpha Limited Partnership in a stock transaction; the property acquisition amount included above was $6.1 million. Subsequent to this transaction, Nance as a wholly owned subsidiary of St. Mary purchased $1.2 million of properties in several small acquisitions in the Williston Basin. In December 1999 we acquired KRE in a stock transaction; the property acquisition amount included above was $33.6 million. Certain properties were acquired in Louisiana and the Gulf of Mexico for $2.8 million. Several smaller acquisitions in other core areas were also completed during 1999 totaling $1.3 million. We spent $58.1 million in 1999 for unproved property acquisitions and domestic exploration and development compared to $53.7 million in 1998.

          Outlook. Management believes that St. Mary's existing capital resources, cash flows from operations and available borrowings are sufficient to meet its anticipated capital and operating requirements for 2001.

          We anticipate spending approximately $155.0 million for capital and exploration expenditures in 2001 with $95 million allocated for ongoing exploration and development and $60.0 million for acquisitions of producing properties. Anticipated ongoing exploration and development expenditures for each of St. Mary's core areas is as follows:

o         Mid-Continent region                           $27.0 million
o         Gulf Coast and Gulf of Mexico region           $37.5 million
o         ArkLaTex region                                $11.0 million
o         Williston Basin                                $12.0 million
o         Permian Basin and other                        $ 7.5 million

          The amount not funded from our internally generated cash flow in 2001 can be funded from the remaining unused portion of our credit facility. The amount and allocation of future capital and exploration expenditures will depend on a number of factors, including the number of available acquisition opportunities and our ability to assimilate these acquisitions. Also, the impact of oil and gas prices on investment opportunities, the availability of capital and borrowing capability and the success of our development and exploratory activities could lead to funding requirements for further development.

          St. Mary enters 2001 with record high natural gas prices, good oil prices, a strong production base and a strong balance sheet. Our industry has been confronted with a gas bubble for 20 years. The bubble has burst and the domestic economy is facing competition for a limited supply of natural gas. The outlook for natural gas and oil prices has never been better, and St. Mary has reduced its percentage of hedged oil and gas production. We expect to experience competition for drilling rigs, and we expect drilling and service related costs to increase. To take advantage of our prospect inventory and any potential acquisitions, we have increased our capital expenditures budget by 24% over the actual amount spent in 2000. Access to equity capital appears to be improving but acquisitions appear to be more expensive. We believe we are well positioned to capitalize on the current environment. We are forecasting the following information for St. Mary in 2001:

o         Production                                    56-58 BCFE
o         Lease operating expense, including
          production taxes and transportation           $.80-.85/MCFE
o         Depreciation, depletion and amortization      $.78-.86/MCFE
o         General and administrative expense            $.28-.30/MCFE

o         Current income taxes paid are expected
          to approximate 50% of total tax expense
o         Discretionary cash flows-a common industry
          financial measure computed as net income
          plus depreciation, depletion, amortization,
          impairments, deferred taxes and exploration
          expense                                       $6.00-$6.50/common share

          St. Mary seeks to protect its rate of return on acquisitions of producing properties or drilling prospects by hedging when the economic criteria from its evaluation and pricing model indicate it would be appropriate. Management's strategy is to hedge cash flows from investments requiring a gas price in excess of $3.25 per Mcf and an oil price in excess of $22.50 per Bbl in order to meet minimum rate-of-return criteria. We anticipate this strategy will result in the hedging of acquisitions. We generally limit St. Mary's aggregate hedge position to no more than 35% of total production but will hedge up to 50% of total production in certain circumstances. We seek to minimize basis risk and index the majority of St. Mary's oil hedges to NYMEX prices and the majority of gas hedges to various regional index prices associated with pipelines in proximity to St. Mary's areas of gas production. Including hedges entered into since December 31, 2000 we have hedged as follows:

Swaps - Averaged by year
------------------------
                          Average       Quantity      Average
        Product        Volumes/month      Type       Fixed price     Duration
        -------        -------------      ----       -----------     --------
      Natural Gas         118,000        MMBtu           $4.42     01/01 - 12/01
      Natural Gas          84,000        MMBtu           $4.16     01/02 - 12/02
          Oil              15,700         Bbls          $22.88     01/01 - 12/01
          Oil               4,600         Bbls          $23.23     01/02 - 12/02

Collar Contracts Table
----------------------
                          Average
        Product        Volumes/month    Ceiling Price    Floor Price     Duration
        -------        -------------    -------------    -----------     --------
      Natural Gas      150,000 MMBtu          $2.94           $2.30     01/01 - 12/01
      Natural Gas      150,000 MMBtu          $2.90           $2.30     01/01 - 12/01
      Natural Gas      250,000 MMBtu          $2.50           $3.04     01/01 - 03/01
      Natural Gas      250,000 MMBtu          $2.25           $2.79     04/01 - 10/01
      Natural Gas      250,000 MMBtu          $2.50           $2.98     11/01 - 12/01
      Natural Gas      250,000 MMBtu          $2.50           $2.98     01/01 - 03/01
      Natural Gas      250,000 MMBtu          $2.25           $2.72     04/01 - 10/01
      Natural Gas      250,000 MMBtu          $2.50           $2.93     11/01 - 12/01
      Natural Gas      250,000 MMBtu          $3.50           $2.40     01/01 - 12/01
      Natural Gas      350,000 MMBtu          $5.80           $3.00     01/01 - 12/01
          Oil            7,500 Bbls          $20.64          $16.44     01/01 - 12/01
          Oil            7,500 Bbls          $20.90          $16.70     01/01 - 12/01
          Oil           15,000 Bbls          $27.22          $19.00     01/01 - 12/01
          Oil            7,000 Bbls          $21.00          $18.00     01/01 - 12/01
          Oil           10,000 Bbls          $25.10          $19.50     01/01 - 12/01

          We also have natural gas basis swap contracts in place that protect our regional index prices. The hedged basis adjustments range from $0.010 to negative $0.095.

          All of these contracts expire by December 31, 2001. As of December 31, 2000 the estimated fair value of all of our contracts was a net liability of $45.7 million. As of that date we had $397,000 in margin deposits outstanding to counterparties.

          On December 31, 2000, St. Mary owned 6,921 shares of KMOC stock as a result of the July 2000 conversion of its production payment receivable. Management believes that the current fair market value of the stock is in excess of its carrying value.

          On August 5, 2000, St. Mary and its partners assumed control of the 30,450-acre top lease in the North Ward Estes Field in Ward County, Texas. In June 2000 we joined with our partners and sold the rights to approximately 260 shallow producing wells in this field to the previous operator. St. Mary received $2.0 million in proceeds from the sale. We now have a 21.4% working interest in the production from 95 wellbores and the future development and production rights on this 50 square mile property. The top lease will continue in effect for as long as oil and/or gas is produced in paying quantities.

Accounting Matters

          In June 1998, the Financial Accounting Standards Board or FASB issued Statement of Financial Accounting Standards or SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective beginning January 1, 2001. The Statement requires companies to report all derivatives at fair value as either assets or liabilities and bases the accounting treatment of the derivatives on the reasons an entity holds the instrument. In June 2000 the FASB issued SFAS No, 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 138 amends and clarifies certain elements of SFAS No. 133, including expansion of the normal purchases and normal sales exception. St. Mary adopted SFAS No. 133 effective January 1, 2001. The adoption of SFAS No. 133 on January 1, 2001 results in St. Mary recording a net derivative liability of $45.7 million, income of $26,000 from cumulative effect of accounting change in the statement of operations, and a charge to accumulated other comprehensive income in stockholders' equity of $28.6 million, net of deferred taxes.

          In September 2000 the Emerging Issues Task Force or EITF reached a consensus on EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." This EITF consensus requires companies to isolate shipping and handling revenues or costs and classify them as a separate item on the statement of operations. We have interpreted this EITF consensus to require that St. Mary separate transportation charges that had previously been netted with revenue into oil and gas production costs on our income statement. St. Mary has complied with this EITF consensus for the year ended December 31, 2000 and all prior periods have been adjusted to reflect this change.

Effects of Inflation and Changing Prices

          Within the United States inflation has had a minimal effect on St. Mary. We cannot predict the future extent of any such effect.

          St. Mary's results of operations and cash flows are affected by material changes in oil and gas prices. Oil and gas prices are strongly impacted by North American influences on gas and global influences on oil in relation to supply and demand for petroleum products. Oil and gas prices are further impacted by the quality of the oil and gas to be sold and the location of St. Mary's producing properties in relation to markets for the products. Oil and gas price increases or decreases have a corresponding effect on our revenues from oil and gas sales. Oil and gas prices also affect the prices charged for drilling and related services. As oil and gas prices increase, revenues increase and there is usually a corresponding increase in our costs of drilling and related services. Also, as oil and gas prices increase, the cost of acquiring producing properties increases, which could limit the number and accessibility of quality properties on the market.

          Material changes in oil and gas prices affect the current and future value of St. Mary's estimated proved reserves and its borrowing capability, which is largely based on the value of such proved reserves. Rising natural gas prices and volatile oil prices characterized most of 2000. The supply of drilling rigs, personnel, supplies and services has become tighter and the cost of each of these items has increased. If oil and gas prices continue at current levels, we expect increased competition for limited resources resulting in shortages of both materials and personnel and corresponding increases in the cost to St. Mary of exploration, drilling and production of oil and gas. A mitigating factor for us is our good relationships with our vendors and our reputation for timely payment of invoices, a positive by-product of St. Mary's strong balance sheet.

Environmental

          St. Mary's compliance with applicable environmental regulations has not resulted in any significant capital expenditures or materially adverse effects to our liquidity or results of operations. We believe we are in substantial compliance with environmental regulations and foresee that no material expenditures will be incurred in the future. However, we are unable to predict the impact that future compliance with regulations may have on future capital expenditures, liquidity and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATTIVE DISCLOSURES ABOUT MARKET RISK

          St. Mary holds derivative contracts and financial instruments that have cash flow and net income exposure to changes in commodity prices or interest rates. Financial and commodity-based derivative contracts are used to limit the risks inherent in some crude oil and natural gas price changes that have an effect on us. In prior years we have occasionally hedged interest rates, and may do so in the future should circumstances warrant.

          St. Mary's board of directors has adopted a policy regarding the use of derivative instruments. This policy requires every derivative used by St. Mary to relate to underlying offsetting positions, anticipated transactions or firm commitments. It prohibits the use of speculative, highly complex or leveraged derivatives. Under the policy, the Chief Executive Officer and Vice President of Finance must review and approve all risk management programs that use derivatives. The audit committee of St. Mary's board of directors also periodically reviews these programs.

          Commodity Price Risk. St. Mary uses various hedging arrangements to manage its exposure to price risk from natural gas and crude oil production. These hedging arrangements have the effect of locking in for specified periods, at predetermined prices or ranges of prices, the prices we will receive for the volumes to which the hedge relates. Consequently, while these hedging arrangements are structured to reduce our exposure to decreases in prices associated with the hedged commodity, they also limit the benefit we might otherwise receive from any price increases associated with the hedged commodity. The derivative gain or loss effectively offsets the loss or gain on the underlying commodity exposures that have been hedged. The fair value of the swaps are estimated based on quoted market prices of comparable contracts and approximate the net gains or losses that would have been realized if the contracts had been closed out at year-end. The fair values of the futures are based on quoted market prices obtained from the New York Mercantile Exchange and have been adjusted for St. Mary's hedging of the basis differential accorded to the pipelines relative to its areas of production.

          A hypothetical $.10 change in St. Mary's year-end market prices for natural gas swaps and futures contracts on a notional amount of 19.2 million MMBtu would have caused a potential $1.3 million change in net income (loss) before income taxes for contracts in place on December 31, 2000. A hypothetical $1.00 change in the year-end market prices for crude oil swaps and future contracts on a notional amount of 807 MBbls would have caused a potential $528,000 change in net income (loss) before income taxes for oil contracts in place on December 31, 2000. These hypothetical changes were discounted to present value using a 7.5% discount rate since the latest expected maturity date of some of the swaps and futures contracts is greater than one year from the reporting date.

          Interest Rate Risk. Market risk is estimated as the potential change in fair value resulting from an immediate hypothetical one-percentage point parallel shift in the yield curve. The sensitivity analysis presents the hypothetical change in fair value of those financial instruments held by St. Mary at December 31, 2000, which are sensitive to changes in interest rates. For fixed-rate debt, interest rate changes affect the fair market value but do not impact results of operations or cash flows. Conversely for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future results of operations and cash flows, assuming other factors are held constant. The carrying amount of our floating rate debt approximates its fair value. At December 31, 2000, we had floating rate debt of $22.0 million and had no fixed rate debt. Assuming constant debt levels, the results of operations and cash flows impact for the next year resulting from a one percentage point change in interest rates would be approximately $220,000 before taxes.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information required by this Item concerning St. Mary's directors is incorporated by reference to the information provided in St. Mary's definitive proxy statement for the 2001 annual meeting of shareholders to be filed within 120 days from December 31, 2000. The information required by this Item concerning St. Mary's executive officers is included in Part I--Item 4A--Executive Officers of the Registrant.

ITEM 11.  EXECUTIVE COMPENSATION

          The information required by this Item is incorporated by reference to the information provided in St. Mary's definitive proxy statement for the 2001 annual meeting of shareholders to be filed within 120 days from December 31, 2000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information required by this Item is incorporated by reference to the information provided in St. Mary's definitive proxy statement for the 2001 annual meeting of shareholders to be filed within 120 days from December 31, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required by this Item is incorporated by reference to the information provided in St. Mary's definitive proxy statement for the 2001 annual meeting of shareholders to be filed within 120 days from December 31, 2000.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

 (a)(1) and (a)(2) Financial Statements and Financial Statement Schedules:

      Report of Independent Public Accountants.............................  F-1
      Consolidated Balance Sheets..........................................  F-2
      Consolidated Statements of Operations................................  F-3
      Consolidated Statements of Stockholders' Equity......................  F-4
      Consolidated Statements of Cash Flows................................  F-5
      Notes to Consolidated Financial Statements...........................  F-7

          All other schedules are omitted because the required information is not applicable or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the Consolidated Financial Statements and Notes thereto.

          (b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended December 31, 2000.

          (c) Exhibits. The following exhibits are filed with or incorporated by reference into this report on Form 10-K:

          Exhibit
          Number    Description
          ------    -----------

          2.1 Agreement and Plan of Merger dated July 27, 1999 among St. Mary Land & Exploration Company, St. Mary Acquisition Corporation, King Ranch, Inc. and King Ranch Energy, Inc. as amended by Amendment No. 1 and Amendment No. 2 to Agreement and Plan of Merger dated November 8, 1999 (included as Annex A to the joint proxy/consent statement and prospectus contained in the registrant's Amendment No. 2 to Form S-4/A (Registration No. 333-85537) filed on November 12, 1999 and incorporated herein by reference)
          2.2 Stock Exchange Agreement dated June 1, 1999 among St. Mary Land & Exploration Company, Robert L. Nance, Penni W. Nance, Amy Nance Cebull and Robert Scott Nance (filed as Exhibit
                    10.27 to the registrant's Registration Statement on Form S-4 (Registration No. 333-85537) filed on August 19, 1999 and incorporated herein by reference)
          2.3 Stock Exchange Agreement dated June 1, 1999 among St. Mary Land & Exploration Company, Robert L. Nance and Robert T. Hanley (filed as Exhibit 10.28 to the registrant's Registration Statement on Form S-4 (Registration No. 333-85537) filed on August 19, 1999 and incorporated herein by reference)
          2.4 Stock Exchange Agreement dated June 1, 1999 between St. Mary Land & Exploration Company and Robert T. Hanley (filed as
                    Exhibit 10.29 to the registrant's Registration Statement on Form S-4 (Registration No. 333-85537) filed on August 19, 1999 and incorporated herein by reference)
          3.1 Restated Certificate of Incorporation of St. Mary Land & Exploration Company dated November 11, 1992 (filed as
                    Exhibit 3.1A to the registrant's Registration Statement on Form S-1 (Registration No. 33-53512) and incorporated herein by reference)
          3.2 Certificate of Amendment to Certificate of Incorporation of St. Mary Land & Exploration Company dated June 22, 1998 (filed as Exhibit 3.2 to the registrant's Registration Statement on Form S-4 (Registration No. 333-85537) filed on August 19, 1999 and incorporated herein by reference)
          3.3 Restated By-laws of St. Mary Land & Exploration Company as of June 15, 1994 (filed as Exhibit 3.3 to the registrant's Registration Statement on Form S-4 (Registration No. 333-85537) filed on August 19, 1999 and incorporated herein by reference)
          4.1 St. Mary Land & Exploration Company Shareholder Rights Plan adopted on July 15, 1999 (filed as Exhibit 4.1 to the registrant's Quarterly Report on Form 10-Q/A (File No. 0-20872) for the quarter ended June 30, 1999 and incorporated herein by reference)
          10.1 Stock Option Plan (filed as Exhibit 10.3 to the registrant's Registration Statement on Form S-1 (Registration No. 33-53512) and incorporated herein by reference)
          10.2 Stock Appreciation Rights Plan (filed as Exhibit 10.4 to the registrant's Registration Statement on Form S-1 (Registration No. 33-53512) and incorporated herein by reference)
          10.3 Cash Bonus Plan (filed as Exhibit 10.5 to the registrant's Registration Statement on Form S-1 (Registration No. 33-53512) and incorporated herein by reference)

          Exhibit
          Number    Description
          ------    -----------

          10.4 Net Profits Interest Bonus Plan (filed as Exhibit 10.6 to the registrant's Registration Statement on Form S-1 (Registration No. 33-53512) and incorporated herein by reference) Statement on Form S-1 (Registration No. 33-53512) and incorporated herein by reference)
          10.5 Summary Plan Description/Pension dated January 1, 1985 (filed as Exhibit 10.7 to the registrant's Registration Statement on Form S-1 (Registration No. 33-53512) and incorporated herein by reference)
          10.6 Non-qualified Unfunded Supplemental Retirement Plan, as amended (filed as Exhibit 10.8 to the registrant's Registration Statement on Form S-1 (Registration No. 33-53512) and incorporated herein by reference)
          10.7 Summary Plan Description Custom 401(k) Plan and Trust (filed as Exhibit 10.10 to the registrant's Registration Statement on Form S-1 (Registration No. 33-53512) and incorporated herein by reference)
          10.8      Stock Option Agreement - Mark A. Hellerstein (filed as
                    Exhibit 10.11 to the registrant's Registration Statement on Form S-1 (Registration No. 33-53512) and incorporated herein by reference)
          10.9      Stock Option Agreement - Ronald D. Boone (filed as Exhibit
                    10.12 to the registrant's Registration Statement on Form S-1 (Registration No. 33-53512) and incorporated herein by reference)
          10.10 Employment Agreement between Registrant and Mark A. Hellerstein (filed as Exhibit 10.13 to the registrant's Registration Statement on Form S-1 (Registration No. 33-53512) and incorporated herein by reference)
          10.11 Summary Plan Description 401(k) Profit Sharing Plan (filed as Exhibit 10.34 to the registrant's Annual Report on Form 10-K (File No. 0-20872) for the year ended December 31, 1994 and incorporated herein by reference)
          10.12 Summary Plan Description/Pension Plan dated December 30, 1994 (filed as Exhibit 10.35 to the registrant's Annual Report on Form 10-K (File No. 0-20872) for the year ended December 31, 1994 and incorporated herein by reference)
          10.13 St. Mary Land & Exploration Company Employee Stock Purchase Plan (filed as Exhibit 10.48 filed to the registrant's Annual Report on Form 10-K (File No. 0-20872) for the year ended December 31, 1997 and incorporated herein by reference)
          10.14 Credit Agreement dated June 30, 1998 (filed as Exhibit 10.52 to the registrant's Quarterly Report on Form 10-Q (File No. 0-20872) for the quarter ended June 30, 1998 and incorporated herein by reference)
          10.15 St. Mary Land & Exploration Company Incentive Stock Option Plan, As Amended on March 25, 1999 (filed as Exhibit 10.1 to registrant's Quarterly Report on Form 10-Q (File No. 0-20872) for the quarter ended March 31, 1999 and incorporated herein by reference)
          10.16 St. Mary Land & Exploration Company Stock Option Plan, As Amended on March 25, 1999 (filed as Exhibit 10.2 to registrant's Quarterly Report on Form 10-Q (File No. 0-20872) for the quarter ended March 31, 1999 and incorporated herein by reference)

          Exhibit
          Number    Description
          ------    -----------

          10.17 Net Profits Interest Bonus Plan, As Amended on September 19, 1996 and July 24, 1997 and January 28, 1999 filed as Exhibit
                    10.3 to registrant's Quarterly Report on Form 10-Q (File No.
                    0-20872)   for  the   quarter   ended  March  31,  1999  and
                    incorporated herein by reference)
          10.18 Loan and Stock Purchase Agreement dated June 25, 1999 among Resource Capital Fund L.P., St. Mary Land & Exploration Company and St. Mary Minerals Inc. (filed as Exhibit 10.30 to the registrant's Registration Statement on Form S-4 (Registration No. 333-85537) filed on August 19, 1999 and incorporated herein by reference)
          10.19 Credit Agreement dated June 25, 1999 among Summo Minerals Corporation, Summo USA Corporation, Resource Capital Fund L.P. and St. Mary Minerals Inc. (filed as Exhibit 10.31 to the registrant's Registration Statement on Form S-4 (Registration No. 333-85537) filed on August 19, 1999 and incorporated herein by reference)
          10.20 Replacement Promissory Note dated June 25, 1999 payable to St. Mary Minerals Inc. in the amount of $1,400,000 (filed as
                    Exhibit 10.32 to the registrant's Registration Statement on Form S-4 (Registration No. 333-85537) filed on August 19, 1999 and incorporated herein by reference)
          10.21 Pledge and Security Agreement dated June 25, 1999 among Summo Minerals Corporation, Resource Capital Fund L.P., and St. Mary Minerals Inc. (filed as Exhibit 10.33 to the registrant's Registration Statement on Form S-4 (Registration No. 333-85537) filed on August 19, 1999 and incorporated herein by reference)
          10.22 Pledge and Security Agreement dated June 25, 1999 among Summo USA Corporation, Resource Capital Fund L.P., and St. Mary Minerals Inc. (filed as Exhibit 10.34 to the registrant's Registration Statement on Form S-4 (Registration No. 333-85537) filed on August 19, 1999 and incorporated herein by reference)
          10.23 Warrant Agreement dated June 25, 1999 among Summo Minerals Corporation, Resource Capital Fund L.P. and St. Mary Minerals Inc. (filed as Exhibit 10.35 to the registrant's Registration Statement on Form S-4 (Registration No. 333-85537) filed on August 19, 1999 and incorporated herein by reference)
          10.24 Second Amendment to Credit Agreement dated June 27, 2000 (filed as Exhibit 10.1 to the registrant's Quarterly
                    Report on Form 10-Q (File No. 0-20872) for the quarter ended June 30, 2000 and incorporated herein by reference)
          10.25 Agreement of Sale and Purchase dated October 16, 2000, effective as of September 1, 2000, between JN Exploration and Production Limited Partnership, Colt Resources Corporation, Princeps Partners, Inc., and The William G. Helis Company, LLC (collectively, "JN et al") and St. Mary Land & Exploration Company (filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K (file no. 0-20872) dated January 3, 2001 and incorporated herein by reference)

          21.1*     Subsidiaries of Registrant
          23.1*     Consent of Arthur Andersen LLP
          23.2*     Consent of Ryder Scott Company, L.P.
          24.1*     Power of Attorney (included on signature page of this
                    document)
          27.1*     Financial Data Schedule
          ----------------------------
          * Filed with this form 10-K.

          (d) Financial Statement Schedules. See Item 14(c) above.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




       To the Board of Directors and Stockholders of St. Mary Land & Exploration Company and Subsidiaries:

       We have audited the accompanying consolidated balance sheets of St. Mary Land & Exploration Company (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of St. Mary Land & Exploration Company and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.





                                           /s/ ARTHUR ANDERSEN LLP


       Denver, Colorado,
         February 20, 2001.

ITEM 8.   FINANCIAL STATEMENTS AND SUPLEMENTARY DATA

              ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                               ASSETS                                                      December 31,
                                                                                           ------------
                                                                                     2000               1999
                                                                                     ----               ----
Current assets:
    Cash and cash equivalents                                                     $   6,619          $  14,195
    Accounts receivable                                                              55,068             22,971
    Prepaid expenses and other                                                        2,134              2,199
    Deferred income taxes                                                               163                 90
                                                                                  ---------          ---------
        Total current assets                                                         63,984             39,455
                                                                                  ---------          ---------
Property and equipment (successful efforts method), at cost:
    Proved oil and gas properties                                                   385,076            292,323
    Less accumulated depletion, depreciation and amortization                      (171,412)          (142,680)
    Unproved oil and gas properties, net of impairment allowance
        of $7,956 in 2000 and $8,984 in 1999                                         35,497             28,556
    Other property and equipment, net of accumulated depreciation of $3,600
        in 2000 and $3,033 in 1999                                                    3,250              2,465
                                                                                  ---------          ---------
                                                                                    252,411            180,664
                                                                                  ---------          ---------
Other assets:
    Khanty Mansiysk Oil Corporation receivable and stock                              1,651              5,110
    Other assets                                                                      3,849              5,209
                                                                                  ---------          ---------
                                                                                      5,500             10,319
                                                                                  ---------          ---------
                                                                                  $ 321,895          $ 230,438
                                                                                  =========          =========
                                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued expenses                                         $  23,345          $  26,015
                                                                                  ---------          ---------
        Total current liabilities                                                    23,345             26,015
                                                                                  ---------          ---------

Long-term liabilities:
    Long-term debt                                                                   22,000             13,000
    Deferred income taxes                                                            24,820                501
    Other noncurrent liabilities                                                        987              1,835
                                                                                  ---------          ---------
                                                                                     47,807             15,336
                                                                                  ---------          ---------
Commitments and contingencies (Notes 1,6,7,8)
                                                                                  ---------          ---------
Minority interest                                                                       607                315
                                                                                  ---------          ---------
Stockholders' equity:
    Common stock, $.01 par value: authorized  - 50,000,000 shares; issued and
        outstanding - 28,553,826 shares in 2000 and 27,893,910 shares in 1999           286                279
    Additional paid-in capital                                                      132,973            123,974
    Treasury stock - at cost: 395,600 shares in 2000 and 365,600 shares in 1999      (3,339)            (2,995)
    Retained earnings                                                               120,075             67,230
    Unrealized net gain on marketable equity securities available for sale              141                284
                                                                                  ---------          ---------
        Total stockholders' equity                                                  250,136            188,772
                                                                                  ---------          ---------
                                                                                  $ 321,895          $ 230,438
                                                                                  =========          =========

                  The accompanying notes are an integral part of these consolidated financial statements.

              ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                                               For the Years Ended December 31,
                                                                               --------------------------------
                                                                            2000            1999             1998
                                                                            ----            ----             ----
Operating revenues:
   Oil and gas production                                                 $188,407        $ 73,387         $ 71,413
   Gain (loss) on sale of proved properties                                  3,404             (55)           7,685
   Other oil and gas revenue                                                 1,421           1,166              352
   Gain on sale of KMOC stock                                                2,156               -                -
   Other revenues                                                              278             416               59
                                                                          --------        --------         --------
                Total operating revenues                                   195,666          74,914           79,509
                                                                          --------        --------         --------

Operating expenses:
   Oil and gas production                                                   38,461          19,574           17,770
   Depletion, depreciation and amortization                                 40,129          22,574           24,912
   Impairment of proved properties                                           4,449           3,982           17,483
   Exploration                                                               9,633          11,593           11,705
   Abandonment and impairment of unproved properties                         1,841           6,616            4,457
   General and administrative                                               11,166           9,172            7,097
   Writedown of investments                                                      -               -            8,502
   Other                                                                     1,437           1,802              802
                                                                          --------        --------         --------
               Total operating expenses                                    107,116          75,313           92,728
                                                                          --------        --------         --------

Income (loss) from operations                                               88,550            (399)         (13,219)

Nonoperating income and (expense):
   Interest income                                                             897           1,008              638
   Interest expense                                                           (160)           (933)          (1,665)
                                                                          --------        --------         --------

Income (loss) from continuing operations before income taxes                89,287            (324)         (14,246)
Income tax expense (benefit) from continuing operations                     33,667            (406)          (5,415)
                                                                          --------        --------         --------

Income (loss) from continuing operations                                    55,620              82           (8,831)
Gain on sale of discontinued operations, net of taxes
   of $17 in 1998                                                                -               -               34
                                                                          --------        --------         --------

Net income (loss)                                                         $ 55,620        $     82         $ (8,797)
                                                                          ========        ========         ========

Basic earnings per common share:
   Income (loss)  from continuing operations                              $   2.00        $      -         $   (.40)
   Gain on sale of discontinued operations                                       -               -                -
                                                                          --------        --------         --------
Basic net income (loss) per common share                                  $   2.00        $      -         $   (.40)
                                                                          ========        ========         ========

Diluted earnings per common share:
   Income (loss) from continuing operations                               $   1.97        $      -         $   (.40)
   Gain on sale of discontinued operations                                       -               -                -
                                                                          --------        --------         --------
Diluted net income (loss) per common share                                $   1.97        $      -         $   (.40)
                                                                          ========        ========         ========

Basic weighted average shares outstanding                                   27,781          22,198           21,874
                                                                          ========        ========         ========
Diluted weighted average shares outstanding                                 28,271          22,329           21,874
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

              ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (In thousands, except share amounts)

                                                                                                        Accumulated
                                                Common Stock   Additional            Treasury Stock       Other           Total
                                              ---------------    Paid-in  Retained  ----------------   Comprehensive   Stockholder's
                                              Shares   Amount    Capital  Earnings  Shares    Amount      Income          Equity
                                           --------------------------------------------------------------------------------------
Balance, December 31, 1997                  21,960,846   $ 220  $ 67,384 $ 80,328         -  $     -      $    -     $ 147,932

Comprehensive income:
    Net loss                                         -       -         -   (8,797)        -        -           -        (8,797)
                                                                                                                        -------
Total comprehensive income                                                                                              (8,797)
                                                                                                                        -------
Cash dividends, $ .10 per share                      -       -         -   (2,190)        -        -           -        (2,190)
Treasury stock purchases                             -       -         -        -  (295,600)  (2,470)          -        (2,470)
Issuance for Employee Stock Purchase Plan       16,848       -       172        -         -        -           -           172
Directors' stock compensation                    7,200       -        95        -         -        -           -            95
                                           ------------------------------------------------------------------------------------
Balance, December 31, 1998                  21,984,894   $ 220  $ 67,651 $ 69,341  (295,600) $(2,470)     $    -     $ 134,742

Comprehensive income:
   Net Income                                        -       -         -       82         -        -           -            82
   Unrealized net gain on marketable equity
     securities available for sale                   -       -         -        -         -        -         284           284
                                                                                                                        -------
Total comprehensive income                                                                                                 366
                                                                                                                        -------
Cash dividends, $ .10 per share                      -       -         -   (2,193)        -        -           -        (2,193)
Treasury stock purchases                             -       -         -        -   (70,000)    (525)          -          (525)
Issuance for Employee Stock Purchase Plan       32,794       -       258        -         -        -           -           258
Employee Stock Purchase Plan disqualified
    distributions                                    -       -        20        -         -        -           -            20
Sale of common stock, including income
    tax benefit of stock option exercises       17,660       -       123        -         -        -           -           123
Directors' stock compensation                    7,200       -        57        -         -        -           -            57
Issuance for Acquisition of Nance
    Petroleum Corporation                      518,988       6     3,086        -         -        -           -         3,092
Issuance for Acquisition of King
    Ranch Energy, Inc                        5,332,374      53    52,779        -         -        -           -        52,832
                                           ------------------------------------------------------------------------------------
Balance, December 31, 1999                  27,893,910   $ 279  $123,974 $ 67,230  (365,600) $(2,995)     $  284     $ 188,772

Comprehensive income:
   Net Income                                        -       -         -   55,620         -        -           -        55,620
   Unrealized net loss on marketable equity
     securities available for sale                   -       -         -        -         -        -        (143)         (143)
                                                                                                                        -------
Total comprehensive income                                                                                              55,447
                                                                                                                        -------
Cash dividends, $ .10 per share                      -       -         -   (2,775)        -        -           -        (2,775)
Treasury stock purchases                             -       -         -        -   (30,000)    (344)          -          (344)
Issuance for Employee Stock Purchase Plan       32,296       -       311        -         -        -           -           311
Employee Stock Purchase Plan disqualified
    distributions                                    -       -         3        -         -        -           -             2
Sale of common stock, including income
    tax benefit of stock option exercises      619,220       6     8,597        -         -        -           -         8,604
Directors' stock compensation                    8,400       1        88        -         -        -           -            89
                                           ------------------------------------------------------------------------------------
Balance, December 31, 2000                  28,553,826   $ 286  $132,973 $120,075  (395,600) $(3,339)     $  141     $ 250,136
                                           ====================================================================================

                  The accompanying notes are an integral part of these consolidated financial statements.

              ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                              For the Years Ended December 31,
                                                                              --------------------------------
                                                                           2000             1999              1998
                                                                           ----             ----              ----
Reconciliation of net income (loss) to net cash provided
      by operating activities:
      Net income (loss)                                                    $ 55,620         $     82          $ (8,797)
      Adjustments to reconcile net income (loss) to net
             cash provided by operating activities:
          Gain on sale of KMOC stock                                         (2,156)               -                 -
          Writedown of investments                                                -                -             8,502
          Loss (gain) on sale of proved properties                           (3,404)              55            (7,685)
          Depletion, depreciation and amortization                           40,129           22,574            24,912
          Impairment of proved properties                                     4,449            3,982            17,483
          Exploration                                                         1,389            4,991             4,892
          Abandonment and impairment of unproved properties                   1,841            6,616             4,457
          Deferred income taxes                                              21,348             (898)           (5,431)
          Minority interest and other                                         1,260               29             1,039
                                                                           --------         --------          --------
                                                                            120,476           37,431            39,372
      Changes in current assets and liabilities:
          Accounts receivable                                               (23,138)           4,983             6,502
          Prepaid expenses and other                                            254            1,118            (2,247)
          Accounts payable and accrued expenses                              (5,252)          (2,812)            1,762
          Deferred income taxes                                                 (73)              35                (3)
                                                                           --------         --------          --------
      Net cash provided by operating activities                              92,267           40,755            45,386
                                                                           --------         --------          --------
      Cash flows from investing activities:
          Proceeds from sale of oil and gas properties                        3,573            1,056            23,380
          Capital expenditures                                              (65,241)         (34,994)          (54,375)
          Acquisition of oil and gas properties                             (52,076)          (5,294)           (4,204)
          Sale of Chelsea Corporation                                             -            2,066                 -
          Collections on loan to Summo Minerals Corporation                       -            2,163                 -
          Receipts from restricted cash                                           -              720             7,275
          Deposits to restricted cash                                             -                -            (7,995)
          Investment in St. Mary Energy Company                                (420)          12,068                 -
          Other                                                               1,296              (28)           (1,063)
                                                                           --------         --------          --------
      Net cash used in investing activities                                (112,868)         (22,243)          (36,982)
                                                                           --------         --------          --------
      Cash flows from financing activities:
          Proceeds from long-term debt                                       45,050           29,750            54,579
          Repayment of long-term debt                                       (36,050)         (39,537)          (57,787)
          Proceeds from sale of common stock                                  7,143              311               173
          Repurchase of common stock                                           (344)            (525)           (2,470)
          Dividends paid                                                     (2,775)          (2,193)           (2,190)
          Other                                                                   1               56                 -
                                                                           --------         --------          --------
      Net cash provided by (used in) financing activities                    13,025          (12,138)           (7,695)
                                                                           --------         --------          --------
      Net increase (decrease) in cash and cash equivalents                   (7,576)           6,374               709
      Cash and cash equivalents at beginning of period                       14,195            7,821             7,112
                                                                           --------         --------          --------
      Cash and cash equivalents at end of period                           $  6,619         $ 14,195          $  7,821
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

        ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)


Supplemental   schedule  of  additional   cash  flow   information  and  noncash
activities:

                                                             For the Years Ended December 31,
                                                             --------------------------------
                                                         2000             1999              1998
                                                         ----             ----              ----
                                                                      (in thousands)

      Cash paid for interest                            $   764          $   916          $  1,650

      Cash paid for income taxes                         11,205               92               307

      Cash paid for exploration expenses                  9,032           11,826            11,873

In January 1998 the Company issued 7,200 shares of common stock to its directors and recorded compensation expense of $94,500.

In January 1999 the Company issued 7,200 shares of common stock to its directors and recorded compensation expense of $54,612.

In January 2000 the Company issued 8,400 shares of common stock to its directors and recorded compensation expense of $88,368.

In June 2000 the Company received equipment valued at $1,202,000 as partial proceeds for property sold.

In June 1999 the Company acquired Nance Petroleum Corporation and Quanterra Alpha Limited Partnership for 518,988 shares of the Company's common stock valued at $3,091,000 together with the assumption of $3,389,000 of Nance Petroleum Corporation debt. The acquisition was accounted for as a purchase.

In December 1999 the Company acquired St. Mary Energy Company (formerly known as King Ranch Energy, Inc.) for 5,332,374 shares of the Company's common stock valued at $52,832,000. The acquisition was accounted for as a purchase.

Following is a table of the noncash items acquired in the 1999 purchases of Nance Petroleum Corporation and King Ranch Energy, Inc.:

                                                         Nance         King Ranch
                                                       Petroleum         Energy
                                                       ---------         ------
      Accounts receivable & other assets                $  789          $ 9,772
      Property & equipment                               6,365           25,056
      Accounts payable                                    (642)          (4,490)
      Deferred income taxes                               (667)          10,426
      Long-term debt                                    (3,389)               -

                  The accompanying notes are an integral part of these consolidated financial statements.

              ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

1.   Summary of Significant Accounting Policies:

     Description of Operations:

          St. Mary Land & Exploration Company ("St. Mary" or the "Company") is an independent energy company engaged in the exploration, development, acquisition and production of natural gas and crude oil. The Company's operations are conducted entirely in the United States.

    Basis of Presentation:

          In July 2000, St. Mary's Board of Directors approved a two-for-one stock split effected in the form of a stock dividend whereby one additional common share of stock was distributed for each common share outstanding. The stock split was distributed on September 5, 2000 to shareholders of record as of the close of business on August 21, 2000. All share and per share amounts for all periods presented herein have been restated to reflect this stock split.

          The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Subsidiaries that are not wholly-owned are accounted for using full consolidation with minority interest or by the equity or cost method as appropriate. All significant intercompany accounts and transactions have been eliminated.

          The Company accounts for its investment in Summo Minerals Corporation ("Summo") under the cost method of accounting. The accounting for this investment was changed from the equity method to the cost method in June 1999 due to a transfer of common shares that reduced the Company's ownership percentage below 20%. The Company's interests in other oil and gas ventures and partnerships are accounted for using full consolidation with minority interest, including its 58% investment in Box Church Gas Gathering, LLC. The Company's 90% interest in Roswell, LLC was accounted for using full consolidation with minority interest until December 2000 when the remaining 10% interest was purchased. The Company's 74% investment in Panterra Petroleum ("Panterra") was proportionately consolidated until June 1999 when the remaining 26% was acquired through the purchase of Nance Petroleum Corporation ("Nance").

    Cash and Cash Equivalents:

          The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. The carrying value of cash and cash equivalents approximates fair value because the instruments have maturity dates of three months or less.

    Concentration of Credit Risk:

          Substantially all of the Company's receivables are within the oil and gas industry, primarily from purchasers of oil and gas and from joint interest owners. Although diversified within many companies, collectability is dependent upon the general economic conditions of the industry. The receivables are not collateralized, and to date the Company has had minimal bad debts.

          The Company has accounts with separate banks in Denver, Colorado; Grand Junction, Colorado: Houston, Texas; Shreveport, Louisiana; Tulsa,
Oklahoma: Lafayette, Louisiana: and Billings, Montana. At December 31, 2000 and 1999, the Company had $11,093,000 and $12,120,000, respectively, invested in money market funds, including margin accounts consisting of corporate commercial paper, repurchase agreements and U.S. Treasury obligations. The Company's policy is to invest in highly-rated instruments and to limit the amount of credit exposure at each individual institution.

    Oil and Gas Producing Activities:

          The Company follows the successful efforts method of accounting for its oil and gas properties. Under this method of accounting, all property acquisition costs and costs of exploratory and development wells are capitalized when incurred, pending determination of whether the well has found proved reserves. If an exploratory well does not find proved reserves, the costs of drilling the well are charged to expense. Exploratory dry hole costs are included in cash flows from investing activities within the consolidated statements of cash flows. The costs of development wells are capitalized whether productive or nonproductive.

          Geological and geophysical costs on exploratory prospects and the costs of carrying and retaining unproved properties are expensed as incurred. An impairment allowance is provided on a property-by-property basis when the Company determines that the unproved property will not be developed. Depletion, depreciation and amortization ("DD&A") of capitalized costs of proved oil and gas properties is provided on a field-by-field basis using the units of production method based upon proved reserves. The computation of DD&A takes into consideration restoration, dismantlement and abandonment costs and the anticipated proceeds from equipment salvage. The restoration, dismantlement and abandonment costs for onshore properties are expected to be offset by the residual value of lease and well equipment. The Company had a recorded offshore abandonment liability of $9,500,000 as of December 31, 2000 based on total expected abandonment costs of $10,611,000 and a liability of $8,627,000 as of December 31, 1999 based on total expected abandonment costs of $10,446,000. This liability is included in accumulated DD&A on the consolidated balance sheets. The Company recorded $1,988,000 and $34,000 of offshore abandonment liability accretion as part of DD&A expense in the consolidated statements of operations for the years ended December 31, 2000 and 1999, respectively.

          The Company reviews its long-lived assets for impairments when events or changes in circumstances indicate that an impairment may have occurred. The impairment test compares the expected undiscounted future net revenues on a field-by-field basis with the related net capitalized costs at the end of each period. Expected future cash flows are calculated on all proved reserves with a 15% discount rate using escalated prices and including the estimated effects of the Company's hedging contracts in place at year end. When the net capitalized costs exceed the undiscounted future net revenue of a property, the cost of the property is written down to fair value, which is determined using discounted future net revenues. During 2000, 1999 and 1998 the Company recorded impairment charges for proved properties of $4,449,000, $3,982,000, and $17,483,000, respectively.

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

    Gas Balancing:

          The Company uses the sales method to account for gas imbalances. Under this method, revenue is recorded on the basis of gas actually sold by the Company. The Company records revenue for its share of gas sold by other owners that cannot be volumetrically balanced in the future due to insufficient remaining reserves. Related receivables totaling $1,035,000 at December 31, 2000 and $2,255,000 at December 31, 1999 are included in other assets in the accompanying balance sheets. The Company also reduces revenue for gas sold by the Company that cannot be volumetrically balanced in the future due to insufficient remaining reserves. Related payables totaling $335,000 at December 31, 2000 and $733,000 at December 31, 1999 are included in other liabilities in the accompanying balance sheets. The Company's remaining underproduced gas balancing position is included in the Company's proved oil and gas reserves (see
Note 11).

    Financial Instruments:

          The  Company   periodically  uses  commodity  contracts  to  hedge  or
otherwise reduce a portion of the impact of oil and gas price fluctuations. Gains and losses on commodity hedge contracts are recognized as an adjustment to revenues when the related oil or gas is sold. Cash flows from such transactions are included in oil and gas operations.

          In connection with these hedging transactions, the Company may be exposed to nonperformance by other parties to such agreements, thereby subjecting the Company to current oil and gas prices. However, the Company only enters into hedging contracts with large financial institutions that maintain high credit ratings and does not anticipate nonperformance by these institutions.

          In June 1998, the Financial Accounting Standard Board or FASB issued Statement of Financial Accounting Standards or SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective beginning January 1, 2001. The Statement requires companies to report all derivatives at fair value as either assets or liabilities and bases the accounting treatment of the derivatives on the reasons an entity holds the instrument. In June 2000 the FASB issued SFAS No, 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 138 amends and clarifies certain elements of SFAS No. 133, including expansion of the normal purchases and normal sales exception. St. Mary adopted SFAS No. 133 effective January 1, 2001. The adoption of SFAS No. 133 on January 1, 2001 results in St. Mary recording a net derivative liability of $45,699,000 income of $26,000 from cumulative effect of accounting change in the statement of operations, and a charge to other comprehensive income in stockholders' equity of $28,587,000, net of deferred income taxes.

    Income Taxes:

          Deferred income taxes are provided on the difference between the tax basis of an asset or liability and its carrying amount in the financial statements. This difference will result in taxable income or deductions in future years when the reported amount of the asset or liability is recovered or settled, respectively.

    Earnings Per Share:

          Basic net income per common share of stock is calculated by dividing net income by the weighted average of common shares outstanding during each year. Diluted net income per common share of stock is calculated by dividing net income by the weighted average of outstanding common shares and other dilutive securities. Dilutive securities of the Company consist entirely of outstanding options to purchase the Company's common stock. As of December 31, 2000, there were 490,288 outstanding securities that would be considered dilutive. The outstanding dilutive securities for the years ended December 31, 1999 and 1998 were 131,356 and 133,496, respectively. However, as the Company was in a net loss position for the year ended December 31, 1998, all of the outstanding options at that date were considered anti-dilutive and were therefore excluded from the diluted earnings per share calculation. All net income of the Company is available to common stockholders.

    Stock-Based Compensation:

          The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and related interpretations. Compensation expense for stock options, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

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

    Major Customers:

          During 2000 one customer individually accounted for 22.3% of the Company's total oil and gas production revenue. During 1999 one customer individually accounted for 13.3% of the Company's total oil and gas production revenue. During 1998 no individual customer accounted for 10% or more of the Company's total oil and gas production revenue.

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

    Reclassifications:

          Certain amounts in the 1999 and 1998 consolidated financial statements have been reclassified to correspond to the 2000 presentation.

          In September 2000 the Emerging Issues Task Force or EITF reached a consensus on EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." This EITF consensus requires companies to isolate shipping and handling revenues or costs and classify them as a separate item on the statement of operations. We have interpreted this EITF consensus to require that St. Mary separate transportation charges that had previously been netted with revenue into oil and gas production costs on our income statement. St. Mary has complied with this EITF consensus for the year ended December 31, 2000 and all prior periods have been adjusted to reflect this change.


2.   Accounts Receivable:

   Accounts receivable are composed of the following:

                                                    December 31,
                                          ----------------------------------
                                                2000             1999
                                          ----------------- ----------------
                                                   (In thousands)
   Accrued oil and gas sales                       $38,159          $17,672
   Due from joint interest owners                    6,497            3,736
   Receivable for sale of KMOC stock                 7,009                -
   Other                                             3,403            1,563
                                          ----------------- ----------------
   Total accounts receivable                       $55,068          $22,971
                                          ================= ================

3.   Acquisitions

          On June 1, 1999 the Company completed the purchase of Nance Petroleum Corporation and Quanterra Alpha Limited Partnership for 518,988 shares of the Company's common stock valued at $3,091,000 together with transaction costs of $56,000 and the assumption of $3,189,000 of Nance debt. The acquisition included the 26% of Panterra the Company did not previously own, as well as certain other properties. The properties acquired are located in the Williston Basin of Montana and North Dakota. The acquisition was accounted for as a purchase.

          On December 17, 1999, the Company completed the purchase of KRE for 5,332,374 shares of common stock valued at $52,832,000 together with transaction costs of $2,339,000. After the acquisition, KRE's name was changed to St. Mary Energy Company. The acquired properties are located primarily in the Gulf of Mexico and the onshore Gulf Coast. The KRE acquisition has been accounted for by the purchase method of accounting and, accordingly, the results of operations of KRE for the period from December 17 to December 31, 1999 are included in the accompanying consolidated financial statements. The following unaudited pro forma information presents a summary of the consolidated results of operations as if the acquisition had occurred at the beginning of the periods presented:

                                                             For the Years Ended December 31,
                                                         ---------------------------------------
                                                              1999                      1998
                                                         -------------             -------------
                                                                  (unaudited, in thousands
                                                                   except per share amounts)
  Total operating revenues                               $     118,654             $     118,151
  Net income (loss) from continuing operations           $       1,676             $      (7,523)
  Basic and diluted net income (loss) per share from
         continuing operations                           $        0.09             $       (0.28)

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

          On December 28, 2000 the Company completed the acquisition of oil and gas properties primarily located in the Anadarko Basin of Oklahoma from JN Exploration and Production Limited Partnership and affiliates for $32,000,000 in cash after normal purchase price adjustments. The Company utilized cash on hand and a portion of its existing credit facility with Bank of America to fund the acquisition. The transaction was accounted for as a purchase.

4.   Income Taxes:

         The provision for income taxes consists of the following:

                                                             For the Years Ended December 31,
                                                         ----------------------------------------
                                                          2000           1999           1998
                                                          ----           ----           ----
                                                                      (In thousands)
       Current taxes:
         Federal                                      $  11,194      $     219     $      213
         State                                            1,181            315            141
       Deferred taxes                                    21,292           (940)        (5,752)
                                                      ---------      ---------     ----------
       Total income tax expense (benefit)             $  33,667      $    (406)    $   (5,398)
                                                      =========      =========     ==========

       Continuing operations                          $  33,667      $    (406)    $   (5,415)
       Discontinued operations                                -              -             17
                                                      ---------      ---------     ----------
         Total income tax expense (benefit)           $  33,667      $    (406)    $   (5,398)
                                                      =========      ==========    ==========

          The above taxes from continuing operations are net of alternative fuels credits (Internal Revenue Code Section 29) of $79,000 in 2000, $283,000 in 1999, and $315,000 in 1998. The income tax payables as of December 31, 2000 and 1999 were reduced by $1,771,000 and $36,000, respectively, as a result of the tax deductions for stock option exercises.

         The components of the net deferred tax liability are as follows:

                                                                           December 31,
                                                                 --------------------------------
                                                                   2000                     1999
                                                                   ----                     ----
                                                                         (In thousands)
     Deferred tax liabilities:
         Oil and gas properties                                $   32,031              $    3,314
         Other                                                        282                     581
                                                               ----------              ----------
     Total deferred tax liabilities                                32,313                   3,895
                                                               ----------              ----------
     Deferred tax assets:
         Other, primarily employee benefits                         5,005                     611
         State tax net operating loss carryforward                  1,006                   1,717
         State and federal income tax benefit                       1,817                     876
         Alternative minimum tax credit carryforward                   -                    1,278
                                                               ----------              ----------
       Total deferred tax assets                                    7,828                   4,482
       Valuation allowance                                           (172)                   (998)
                                                               ----------              ----------
       Net deferred tax assets                                      7,656                   3,484
                                                               ----------              ----------

       Total net deferred tax liabilities                          24,657                     411
       Current deferred income tax assets                             163                      90
                                                               ----------              ----------
       Non-current net deferred tax liabilities                $   24,820              $      501
                                                               ==========              ==========

          In accordance with SFAS No. 109 the Company records purchase adjustments to its long-term deferred income tax liability accounts. These adjustments more closely align book and tax basis at the time of acquisition and mitigate the effect of deferred income tax expense or reduced deferred income tax benefit on future net income before income tax from acquisitions that utilize the purchase method and that are considered to be tax-free basis transfers for tax accounting purposes. During 1999 the Company adjusted its long-term deferred income tax liability account for a $667,000 increase relating to its Nance stock acquisition and recorded a $10,426,000 decrease for its KRE stock acquisition, as Nance's book basis was greater than its tax basis, and KRE's tax basis was greater than its book basis. During 2000 the Company adjusted its long-term deferred income tax liability account for a $2,972,000 increase due to purchase price adjustments related to its KRE stock acquisition.

          At December 31, 2000, the Company had state net operating loss carryforwards of approximately $24,700,000 that expire between 2001 and 2016. The Company's valuation allowance relates in part to its state net operating loss carryforwards, since the Company anticipates that a portion of the carryovers from prior years will expire before they can be utilized, and in part to a portion of the anticipated state benefit from federal income tax expense incurred as the Company's existing taxable temporary differences reverse. The net change in valuation allowance in 2000 results from the state benefit of federal income tax which is now offset by reversing state temporary differences.

          Federal income tax expense and benefit differs from the amount that would be provided by applying the statutory federal income tax rate to income
(loss) from continuing operations before income taxes for the following items:

                                                                        For the Years Ended December 31,
                                                                        --------------------------------
                                                                         2000         1999         1998
                                                                         ----         ----         ----
                                                                                 (In thousands)
        Federal statutory taxes                                     $  30,267     $    (137)  $   (4,843)
        Increase (reduction) in taxes resulting from:
           State taxes (net of federal benefit)                         4,342           105          191
           Statutory depletion                                            (71)         (110)        (119)
           Alternative fuels credits (Section 29)                         (79)         (283)        (315)
           Change in valuation allowance                                 (826)          (17)        (289)
           Other                                                           34            36          (40)
                                                                    ---------     ---------   ----------
        Income tax expense (benefit) from
           continuing operations                                    $  33,667     $    (406)  $   (5,415)
                                                                    =========     =========   ==========

5.   Long-term Debt and Notes Payable:

          On June 27, 2000, St. Mary entered into an agreement to amend the existing long-term revolving credit agreement dated June 30, 1998, and amended December 1998. Under the second amendment the maximum loan amount was maintained at $200,000,000 and the aggregate borrowing base was set at $140,000,000. The lender may periodically re-determine the aggregate borrowing base depending upon the value of the Company's oil and gas properties and other assets. The accepted borrowing base was $40 million at December 31, 2000. The second amendment extends the maturity date to December 31, 2006 and includes a revolving period that matures on June 30, 2003. The Company can elect to allocate up to 50% of available borrowings to a short-term tranche due June 26, 2001. No borrowings were outstanding under this short-term election at December 31, 2000. The Company must comply with certain covenants including maintenance of stockholders' equity at a specified level and limitations on additional indebtedness. As of December 31, 2000 and 1999, $22.0 million and $13.0 million, respectively, was outstanding under this credit agreement. These outstanding balances accrue interest at rates determined by the Company's debt to total capitalization ratio. During the revolving period of the loan, loan balances accrue interest at the Company's option of either (1) the higher of the federal funds rate plus 1/2% or the prime rate, or (2) LIBOR plus 3/4% when the Company's debt to total capitalization is less than 30%, up to a maximum of either (a) the higher of the federal funds rate plus 3/4% or the prime rate plus 1/4%, or (b) LIBOR plus 1-3/8% when the Company's debt to total capitalization is equal to or greater than 50%. As of December 31, 2000, the Company's debt to total capitalization ratio as defined under the credit agreement was 8.1%, and the actual interest rate as defined in the agreement was 9.5%. The weighted average interest rate paid in 2000 was 8.4%.

          The carrying value of long-term debt approximates fair value because the debt is variable rate and reprices in the short term.

          The Company's estimated annual principal payments under the credit agreement for the next five years are as follows:

                           Years Ending
                           December 31,                 (In thousands)
                      -----------------------         -------------------
                               2001                             $   -
                               2002                                 -
                               2003                             3,142
                               2004                             6,286
                               2005                             6,286
                            Thereafter                          6,286
                                                         -------------
                              Total                           $22,000
                                                         =============

6.   Commitments and Contingencies:

          The Company leases office space under various operating leases with terms extending as far as November 30, 2004. The Company has noncancelable annual subleases with affiliates of approximately $79,000 for the same term as the Company's primary office lease. Rent expense, net of sublease income, was $782,000, $611,000, and $484,000 in 2000, 1999 and 1998, respectively. The
Company also leases office equipment under various operating leases. The annual minimum lease payments for the next four years are presented below:

             Years Ending
             December 31,                 (In thousands)
        -----------------------         -------------------
                 2001                             $ 971
                 2002                               690
                 2003                               341
                 2004                               132

          The Company realized a net loss of $33,641,000 on commodity contracts for the year ended December 31, 2000, a net loss of $2,561,000 for the year ended December 31, 1999, and a net gain of $1,873,000 for the year ended December 31, 1998.

          Including hedges entered into since December 31, 2000 the Company currently has the following commodity contracts in place to hedge or otherwise reduce the impact of oil and gas price fluctuations:

          Swaps
          -----
                                     Average
          Product                Volumes/month         Fixed Price            Duration
          -------                -------------         -----------            --------
          Natural Gas            118,000 M Mbtu          $4.42              01/01 - 12/01
          Natural Gas             84,000 MMBtu           $4.16              01/02 - 12/02
          Oil                     15,700 Bbls           $22.88              01/01 - 12/01
          Oil                      4,600 Bbls           $23.23              01/02 - 12/02

          Collar Contracts Table
          ----------------------
                                     Average
          Product                Volumes/month        Ceiling Price          Floor Price          Duration
          -------                -------------        -------------          -----------          --------
          Natural Gas            150,000 MMBtu           $2.94                   $2.30             01/01 - 12/01
          Natural Gas            150,000 MMBtu           $2.90                   $2.30             01/01 - 12/01
          Natural Gas            250,000 MMBtu           $2.50                   $3.04             01/01 - 03/01
          Natural Gas            250,000 MMBtu           $2.25                   $2.79             04/01 - 10/01
          Natural Gas            250,000 MMBtu           $2.50                   $2.98             11/01 - 12/01
          Natural Gas            250,000 MMBtu           $2.50                   $2.98             01/01 - 03/01
          Natural Gas            250,000 MMBtu           $2.25                   $2.72             04/01 - 10/01
          Natural Gas            250,000 MMBtu           $2.50                   $2.93             11/01 - 12/01
          Natural Gas            250,000 MMBtu           $3.50                   $2.40             01/01 - 12/01
          Natural Gas            350,000 MMBtu           $5.80                   $3.00             01/01 - 12/01
          Oil                      7,500 Bbls           $20.64                  $16.44             01/01 - 12/01
          Oil                      7,500 Bbls           $20.90                  $16.70             01/01 - 12/01
          Oil                     15,000 Bbls           $27.22                  $19.00             01/01 - 12/01
          Oil                      7,000 Bbls           $21.00                  $18.00             01/01 - 12/01
          Oil                     10,000 Bbls           $25.10                  $19.50             01/01 - 12/01

          We also have natural gas basis swap contracts in place that protect our regional index prices. The hedged basis adjustments range from $0.010 to negative $0.095.

          All of these contracts expire by December 31, 2001. As of December 31, 2000 the estimated fair value of all of these contracts was a net liability of $45,699,000.

          The Company seeks to protect its rate of return on acquisitions of producing properties or drilling prospects by hedging when the economic criteria from its evaluation and pricing model indicate it would be appropriate. Management's strategy is to ensure certain minimum levels of operating cash flow and to take advantage of windows of commodity prices favorable to an acquisition or drilling prospect. The Company generally limits its aggregate hedge position to no more than 35% of its total production but will hedge up to 50% of total production in certain circumstances. The Company seeks to minimize basis risk and indexes the majority of its oil hedges to NYMEX prices and the majority of its gas hedges to various regional index prices associated with pipelines in proximity to the Company's areas of gas production.

7.   Compensation Plans:

          In January 1992 the Company adopted two compensation plans for key employees. A cash bonus plan allows participants to receive up to 50% of their aggregate base salary. Any awards under the cash bonus plans are based on a combination of Company and individual performance. The Company accrued $1,957,000 for cash bonuses in 2000 that were paid in 2001, $2,293,000 for cash bonuses in 1999 that were paid in 2000, and $71,000 for cash bonuses in 1998 that were paid in 1999. A net profits interest bonus plan allows participants to receive an aggregate 10% net profits interest after the Company has recovered 100% of its investment in various pools of oil and gas wells completed or acquired during a given year. This interest increases to 20% after the Company recovers 200% of its investment. The Company records compensation expense once it recovers its investment and net profits attributable to the properties are payable to the employees. The Company recorded compensation expense of $877,000 in 2000 and $574,000 in 1999 and $229,000 in 1998 relating to net profits attributable to these properties.

          In March 1992 the Company adopted a stock appreciation rights ("SAR") plan for officers and directors. SARs vest over a four-year period, with payment occurring five years after the date of grant. The SAR plan replaced the restricted stock bonus plan. Between 1993 and 1996 the Company awarded a total of 342,824 share rights with values ranging from $5.75 to $7.00 per share. Compensation expense recognized under the SAR plan was $12,000 in 2000 and $280,000 in 1999. Compensation expense was reduced by $197,000 in 1998 under the SAR plan. In November 1996 the Company terminated future awards under the
Company's SAR plan and capped the value of the share rights under the SAR plan at the then fair market value of the Company's common stock of $10.25 per share. The resulting liability is classified as current and long-term in the consolidated balance sheets, based on expected payment dates. SAR compensation expense recorded after the termination of future awards relates to the vesting of SARs outstanding at the time of the termination of future awards and to the fluctuation of the stock price below the capped price of $10.25. The final SAR payments were made in February 2001.

          The Company has a defined contribution pension plan ("401(k) Plan") which is subject to the Employee Retirement Income Security Act of 1974. The 401(k) Plan allows eligible employees to contribute up to 9% of their base salaries. The Company matches each employee's contributions up to 6% of the employee's base salary and also may make additional contributions at its discretion. The Company's contributions to the 401(k) Plan amounted to $412,000, $288,000, and $269,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

          In September 1997 the Board of Directors approved the St. Mary Land & Exploration Company Employee Stock Purchase Plan ("Stock Purchase Plan"), which became effective January 1, 1998. Under the Stock Purchase Plan eligible employees may purchase shares of the Company's common stock through payroll deductions of up to 15% of eligible compensation. The purchase price of the stock is 85% of the lower of the fair market value of the stock on the first or last day of the purchase period. The Stock Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code. The Company has set aside 1,000,000 shares of its common stock to be available for issuance under the Stock Purchase Plan. In 2000 and 1999 shares issued under the Stock Purchase Plan totaled 32,296 and 32,794, respectively. Total proceeds to the Company for the issuance of these shares was $311,000 and $258,000 in 2000 and 1999, respectively. The Company recorded compensation expense of $3,000 and $20,000 in 2000 and 1999, respectively, due to nonqualified dispositions of stock acquired by employees under the Stock Purchase Plan. No compensation expense was recorded in 1998 related to the Stock Purchase Plan.

          In 1990 and 1991 the Company granted certain officers options to acquire 109,228 shares of common stock at an exercise price of $1.65 per share. The options are now fully vested and expire ten years from the respective dates of grant. In 1999 10,000 of these options were exercised, and in 2000 the remaining 30,000 options were exercised. None of these options were outstanding at December 31, 2000.

          In 1996 the Company established the St. Mary Land & Exploration Company Stock Option Plan and the St. Mary Land & Exploration Company Incentive Stock Option Plan (collectively, the "Option Plans"). The Option Plans grant options to purchase shares of the Company's common stock to eligible employees, contractors, and current and former members of the Board of Directors. In 1999 the stockholders approved an increase in the number of shares of the Company's common stock reserved for issuance under the Option Plans from 1,400,000 shares to 3,300,000 shares. In 1998 the Company granted 503,548 options at an exercise price of $9.25 per share, and no options were exercised under the Option Plans. In 1999 the Company granted 623,492 options at an exercise price of $12.38 per share, and 7,660 options were exercised under the Option Plans. In 2000 the Company granted 653,848 options at an exercise price of $33.31 per share, and 589,220 options were exercised under the Option Plans. All options granted to date under the Option Plans have been granted at exercise prices equal to the respective market prices of the Company's common stock on the grant dates.

          A summary of the status of the Company's Stock Option Plans, including the 1990 and 1991 options and changes during the last three years follows:

                                                              For the Years Ended December 31,
                                        ------------------------------------------------------------------------------
                                                  2000                       1999                      1998
                                        -------------------------- ------------------------- -------------------------
                                                       Weighted                  Weighted                  Weighted
                                                        Average                   Average                   Average
                                                       Exercise                  Exercise                  Exercise
                                           Shares        Price       Shares        Price       Shares        Price
                                        ------------- ------------ ------------ ------------ ------------ ------------

Outstanding at beginning of year           1,998,254     $  11.63    1,442,436     $  11.28      958,686    $   12.40

Granted                                      653,848        33.31      623,492        12.38      503,548         9.25
Exercised                                    619,220        11.05       17,660         4.95            -            -
Forfeited                                     46,758        11.74       50,014        13.21       19,798        14.32
                                           ---------                 ---------                 ---------
Outstanding at end of year                 1,986,124        18.95    1,998,254        11.63    1,442,436        11.23
                                           =========                 =========                 =========

Options exercisable at year end            1,150,196        15.00      651,876        10.36      329,340         9.21
                                           =========                 =========                 =========

Weighted average fair value of
     options granted during the year       $   14.75                 $    5.13                 $    4.08
                                           =========                 =========                 =========

      A summary of additional information related to the options outstanding as of December 31, 2000 follows:

                                                 Options Outstanding                     Options Exercisable
                                  ------------------------------------------------- ------------------------------
                                                        Weighted
                                                        Average         Weighted                       Weighted
                                                       Remaining        Average                        Average
          Range of                     Number         Contractual       Exercise        Number         Exercise
       Exercise Prices               Outstanding          Life           Price        Exercisable       Price
------------------------------    ----------------- ---------------- -------------- --------------- --------------

      $  9.25  -      $ 10.25              548,963     5.5 years            $ 9.69         471,495         $ 9.76
        12.38  -        14.69              648,973     8.2 years             12.61         380,899          12.77
        17.50  -        17.50              132,340     7.0 years             17.50         132,340          17.50
        33.31  -        33.31              653,848     10.0 years            33.31         163,462          33.31
                                         ---------                                       ---------
 Total                                   1,984,124     8.3 years             18.95       1,148,196          15.00
                                         =========                                       =========

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

          The fair value of options is measured at the date of grant using the Black-Scholes option-pricing model. The fair value of options granted in 2000 was estimated using the following weighted-average assumptions: risk-free interest rate of 5.14%; dividend yield of 0.32%; volatility factor of the expected market price of the Company's common stock of 47.11%; and expected life of the options of 4.8 years. The fair value of the options granted in 1999 was estimated using the following weighted-average assumptions: risk-free interest rate of 6.42%; dividend yield of 0.82%; volatility factor of the expected market price of the Company's common stock of 41.52%; and expected life of the options of 4.8 years. The fair value of options granted in 1998 was estimated using the following weighted-average assumptions: risk-free interest rate of 4.6%; dividend yield of 1.08%; volatility factor of the expected market price of the Company's common stock of 40.16%; and expected life of the options of 7.5 years.

          The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, it is management's opinion that the existing models do not necessarily provide a reliable single measure of the fair value of St Mary's employee stock options.

          For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Had compensation cost been determined based on the fair value at grant dates for stock option awards consistent with SFAS No. 123, the Company's net income
(loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

                                                                                  Pro Forma for the Years
                                                                                     Ended December  31,
                                                                                     --------------------
                                                                         2000              1999             1998
                                                                         ----              ----             ----
                                                                                   (In thousands, except
                                                                                     per share amounts)

         Net income (loss) applicable        As reported           $     55,620      $        82       $  (8,797)
              to common stock                Pro forma             $     52,515      $    (1,530)      $  (9,682)

         Basic earnings (loss) per share     As reported           $       2.00      $         -       $   (0.40)
                                             Pro forma             $       1.89      $     (0.07)      $   (0.45)

         Diluted earnings (loss) per share   As reported           $       1.97      $         -       $   (0.40)
                                             Pro forma             $       1.86      $     (0.07)      $   (0.45)

          The effects of applying SFAS No. 123 in the pro forma disclosure are not necessarily indicative of actual future amounts, and SFAS No. 123 does not apply to awards granted prior to 1995. Additional awards in future years are anticipated.

8.   Pension and Other Postretirement Benefits

          The Company's employees participate in a non-contributory pension plan covering substantially all employees who meet age and service requirements (the "Qualified Pension Plan"). The Company also has a supplemental non-contributory pension plan covering certain management employees (the "Nonqualified Pension Plan") and a postretirement non-contributory health care benefit plan (the "Health Care Plan"). The Company's disclosures about pension and other postretirement benefits are as follows:

                                                                  Pension Plans           Other Benefits
                                                                  -------------           --------------
                                                                  December 31,             December 31,
                                                                  ------------             ------------
                                                              2000          1999        2000         1999
                                                              ----          ----        ----         ----
                                                                 (In thousands)           (In thousands)
     Change in benefit obligations:
        Benefit obligation at beginning of year              $  2,588      $ 2,470      $   158     $    185
             Service Cost                                         257          178           11           25
             Interest Cost                                        193          172            6           11
             Actuarial gain (loss)                                190          (84)         (76)         (63)
             Benefits paid                                       (174)        (148)           -            -
                                                             --------      -------      -------     --------
        Benefit obligation at end of year                    $  3,054      $ 2,588      $    99     $    158
                                                             ========      =======     ========     ========

     Change in plan assets:

        Fair value of plan assets at beginning of year       $  1,592      $ 1,212      $     -     $      -
             Actual return on plan assets                          (1)         165            -            -
             Employer contribution                                358          363            -            -
        Benefits paid                                            (174)        (148)           -            -
                                                             --------      -------      -------     --------
        Fair value of plan assets at end of year             $  1,775      $ 1,592      $     -     $      -
                                                             ========      =======      =======     ========

     Funded Status                                           $ (1,279)     $  (996)     $   (99)    $   (158)
     Unrecognized net actuarial gain (loss)                       888          615          (72)          (1)
     Unrecognized prior service cost                              (28)         (36)           -            -
                                                             --------      -------      -------     --------
     Prepaid (accrued) benefit cost                          $   (419)     $  (417)     $  (171)    $   (159)
                                                             ========      =======      =======     ========

          The Company's Nonqualified Pension Plan was the only pension plan with an accumulated benefit obligation in excess of plan assets. The plan's accumulated benefit obligation was $357,000 at December 31, 2000, and $300,000 at December 31, 1999. There are no plan assets in the nonqualified plan due to the nature of the plan. The Company's Health Care Plan also has no plan assets. The aggregate benefit obligation for that plan is $171,000 as of December 31, 2000, and $159,000 as of December 31, 1999.

          Assumptions   used  in  the  measurement  of  the  Company's   benefit
obligation are as follows:

                                                                  Pension Plans           Other Benefits
                                                                  -------------           --------------
                                                                  December 31,             December 31,
                                                                  ------------             ------------
                                                              2000          1999        2000         1999
                                                              ----          ----        ----         ----
         Weighted-average assumptions:
              Discount rate                                    7.5%           8.0%        8.0%         8.0%
              Expected return on plan assets                   8.0%           8.0%        N/A          N/A
              Rate of compensation increase                    5.0%           5.0%        5.0%         5.0%

          For measurement purposes, a 3.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2001.

                                                                  Pension Plans                  Other Benefits
                                                                  -------------                  --------------
                                                               For the Years Ended             For the Years Ended
                                                                  December 31,                    December 31,
                                                                  ------------                    ------------
                                                          2000       1999       1998        2000       1999     1998
                                                          ----       ----       ----        ----       ----     ----
                                                                 (In thousands)                    (In thousands)
         Components of net periodic benefit cost:
              Service cost                                $  257     $  178     $  201     $    11    $    25   $    24
              Interest cost                                  193        172        151           6         11        11
              Expected return on plan assets                (119)       (88)      (179)          -          -         -
              Amortization of prior service cost              29         83        174           -          -         -
              Recognized net actuarial loss                    -          -          -          (4)         2         2
                                                          ------     ------     ------     -------    -------   -------
              Net periodic benefit cost                   $  360     $  345     $  347     $    13    $    38   $    37
                                                          ======     ======     ======     =======    =======   =======

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

          Assumed health care cost trend rates have a significant effect on the amounts reported for the Health Care Plan. A 1% change in assumed health care cost trend rates would have the following effects (in thousands):

                                                              1% Increase   1% Decrease
                                                              -----------   -----------
Effect on total of service and interest cost components
    of net periodic postretirement health care benefit cost      $    3        $    3

Effect on the health care component of the accumulated
    postretirement benefit obligation                            $   18        $   15

9.   Investment in Russian Joint Venture:

          In February 2000 St. Mary exercised its option to convert its Khanty Mansiysk Oil Corporation ("KMOC") production payment receivable into common stock of KMOC. In July 2000 the Company finalized a negotiated value for the receivable that equated to 21,583 shares of KMOC common stock under the terms of the original agreement. In December 2000 the Company sold 14,662 of these shares for proceeds of $6,157,000, net of transaction costs and recognized a net gain of $2,156,000. Management believes that the current fair market value of the remaining stock exceeds its carrying value.

10.   Disclosures About Oil and Gas Producing Activities:

Costs Incurred in Oil and Gas Producing Activities:

          Costs incurred in oil and gas property acquisition, exploration and development activities, whether capitalized or expensed, are summarized as follows:

                                            For the Years Ended December 31,
                                            --------------------------------
                                            2000          1999           1998
                                            ----          ----           ----
                                                     (In thousands)
    Development costs                    $  48,996     $  22,166     $  32,191
    Exploration                             17,012        20,809        17,767
    Acquisitions:
      Proved                                53,482        33,080         4,204
      Unproved                               5,694        15,129         3,693
                                         ---------     ---------     ---------
    Total                                $ 125,184     $  91,184     $  57,855
                                         =========     =========     =========

Oil and Gas Reserve Quantities (Unaudited):

          The reserve information as of December 31, 2000, 1999, and 1998 was prepared by Ryder Scott Company and St. Mary. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of proved producing oil and gas properties.
Accordingly, these estimates are expected to change as future information becomes available.

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

          Presented below is a summary of the changes in estimated domestic reserves of the Company:

                                                             For the Years Ended December 31,
                                                             --------------------------------
                                                     2000                  1999                  1998
                                                     ----                  ----                  ----
                                                 Oil or                Oil or                Oil or
                                               Condensate    Gas     Condensate    Gas     Condensate    Gas
                                               ----------    ---     ----------    ---     ----------    ---
                                               (MBbl)       (MMcf)     (MBbl)    (MMcf)     (MBbl)    (MMcf)
Total proved U.S. reserves:
         Developed and undeveloped:
         Beginning of year                      18,900    207,642      8,614    132,605     11,493    196,230
         Revisions of previous estimates           210     (1,172)     3,308    (10,445)    (2,437)   (42,430)
         Discoveries and extensions              1,707     37,702      2,062     43,501        336     38,744
         Purchases of minerals in place          3,149     21,689      6,323     65,129        679      1,225
         Sales of reserves                        (618)    (1,540)       (24)      (343)      (182)   (35,724)
         Production                             (2,398)   (38,346)    (1,383)   (22,805)    (1,275)   (25,440)
                                               -------    -------    -------   --------    -------    -------
         End of year (a)                        20,950    225,975     18,900    207,642      8,614    132,605
                                               =======    =======    =======   ========    =======    =======
Proved developed U.S. reserves:
         Beginning of year                      16,688    169,379      7,723    112,189     10,268    168,229
                                               =======    =======    =======   ========    =======    =======
         End of year                            19,006    192,472     16,688    169,379      7,723    112,189
                                               =======    =======    =======   ========    =======    =======

[FN]
         ------------------
(a) At December 31, 2000, 1999, and 1998, includes approximately 1,199, 1,802, and 2,022 MMcf, respectively, representing the Company's underproduced gas balancing position.

Standardized Measure of Discounted Future Net Cash Flows (Unaudited):

          SFAS No. 69, "Disclosures About Oil and Gas Producing Activities", prescribes guidelines for computing a standardized measure of future net cash flows and changes therein relating to estimated proved reserves. The Company has followed these guidelines which are briefly discussed below.

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

          The assumptions used to compute the standardized measure are those prescribed by the FASB and the Securities Exchange Commission. These assumptions do not necessarily reflect the Company's expectations of actual revenues to be derived from those reserves, nor their present worth. The limitations inherent in the reserve quantity estimation process, as discussed previously, are equally applicable to the standardized measure computations since these estimates are the basis for the valuation process. The following prices, adjusted for transportation and basis differentials, were used in the calculation of the standardized measure:

                                           For the Years Ended December 31,
                                           --------------------------------
                                            2000         1999         1998
                                            ----         ----         ----

Gas (per Mcf)                             $   8.857    $   2.186    $   1.767
Oil (per Bbl)                             $  25.439    $  23.847    $  10.634

          The following summary sets forth the Company's future net cash flows relating to proved oil and gas reserves based on the standardized measure prescribed in SFAS No. 69:

                                                                      For the Years Ended December 31,
                                                                      --------------------------------
                                                                  2000             1999            1998
                                                                  ----             ----            ----
                                                                              (In thousands)
         Future cash inflows                                  $2,648,108       $ 900,199        $ 328,630
              Future production and
                development costs                               (570,711)       (344,350)        (128,120)
              Future income taxes                               (727,929)       (150,239)         (39,471)
                                                              ----------       ---------        ---------
         Future net cash flows                                 1,349,468         405,610          161,039
         10% annual discount                                    (630,984)       (144,296)         (59,093)
                                                              ----------       ---------        ---------
         Standardized measure of
              discounted future net cash flows                $  718,484       $ 261,314        $ 101,946
                                                              ==========       =========        =========

          The principle sources of change in the standardized measure of discounted future net cash flows are as follows:

                                                                      For the Years Ended December 31,
                                                                      --------------------------------
                                                                  2000             1999            1998
                                                                  ----             ----            ----
                                                                               (In thousands)
         Standardized measure,
              beginning of year                               $  261,314      $  101,946       $  187,347
         Sales of oil and gas produced,
              net of production costs                           (183,586)        (53,814)         (53,643)
         Net changes in prices and
              production costs                                   772,910          82,976          (78,974)
         Extensions, discoveries and other,
              net of production costs                            203,786          76,198           36,495
         Purchase of minerals in place                           104,883         105,728            5,548
         Development costs incurred
              during the year                                     12,436           5,816           12,964
         Changes in estimated future
              development costs                                      351         (25,281)           1,641
         Revisions of previous quantity estimates                    306          10,976          (39,303)
         Accretion of discount                                    33,871          11,474           26,152
         Sales of reserves in place                               (3,329)           (542)         (26,435)
         Net change in income taxes                             (357,780)        (76,907)          50,994
         Other                                                  (126,678)         22,744          (20,840)
                                                              -----------     ----------       ----------
         Standardized measure, end of year                    $  718,484      $  261,314       $  101,946
                                                              ==========      ==========       ===========

11.   Quarterly Financial Information (Unaudited):

          The Company's quarterly financial information for fiscal 2000 and 1999 is as follows:

                                                            First         Second           Third         Fourth
                                                           Quarter        Quarter         Quarter        Quarter
                                                           -------        -------         -------        -------
                                                                   (in thousands, except per share data)
Year Ended December 31, 2000:
Total revenue                                           $   37,411      $   46,822     $   54,314     $   57,119
     Less: costs and expenses                               25,201          22,996         26,151         32,768
                                                        ----------      ----------     ----------     ----------
Operating income                                        $   12,210      $   23,826     $   28,163     $   24,351

Income from continuing operations
     before income taxes                                $   12,350      $   23,966     $   28,390     $   24,581
Net income                                              $    7,886      $   14,597     $   17,139     $   15,998
Net income per common share:
     Basic                                              $     0.29      $     0.53     $     0.61     $     0.57
     Diluted                                            $     0.29      $     0.52     $     0.60     $     0.56

Dividends paid per share                                $    0.025      $    0.025     $    0.025     $    0.025



Year Ended December 31, 1999:
Total revenue                                           $   14,313      $   16,133     $   20,124     $   24,344
     Less: costs and expenses                               13,580          13,511         16,081         32,141
                                                        ----------      ----------     ----------     ----------
Operating income (loss)                                 $      733      $    2,622     $    4,043     $   (7,797)

Income (loss) from continuing operations
     before income taxes                                $      588     $     2,889    $     3,847     $   (7,648)
Net income (loss)                                       $      409     $     1,907    $     2,493     $   (4,727)
Net income (loss) per common share:
     Basic                                              $     0.02     $      0.08    $      0.11     $    (0.21)
     Diluted                                            $     0.02     $      0.08    $      0.11     $    (0.21)

Dividends paid per share                                $    0.025     $     0.025    $     0.025     $    0.025

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

                                             ST. MARY LAND & EXPLORATION COMPANY
                                             -----------------------------------
                                                                    (Registrant)

Date: March 19, 2001                                 By: /s/ MARK A. HELLERSTEIN
                                                     ---------------------------
                                   Mark A. Hellerstein, Chief Executive Officer,
                                                         and Director


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

Signature                   Title                                 Date
---------                   -----                                 ----

/s/ THOMAS E. CONGDON
---------------------
    Thomas E. Congdon       Chairman of the Board of Directors    March 19, 2001


/s/ MARK A. HELLERSTEIN
-----------------------     President, Chief Executive Officer,   March 19, 2001
    Mark A. Hellerstein     and Director


/s/ RONALD D. BOONE
-------------------         Executive Vice President, Chief       March 19, 2001
    Ronald D. Boone         Operating Officer and Director


/s/ RICHARD C. NORRIS
---------------------       Vice President-Finance,               March 19, 2001
    Richard C. Norris       Secretary and Treasurer


/s/ GARRY A. WILKENING
----------------------      Vice President-Administration         March 19, 2001
    Garry A. Wilkening      and Controller


/s/ LARRY W. BICKLE
-------------------
    Larry W. Bickle         Director                              March 19, 2001

Signature                   Title                                 Date
---------                   -----                                 ----


/s/ DAVID C. DUDLEY
-------------------
    David C. Dudley         Director                              March 19, 2001


/s/ ROBERT L. NANCE
-------------------
    Robert L. Nance         Director                              March 19, 2001


/s/ R. JAMES NICHOLSON
----------------------
    R. James Nicholson      Director                              March 19, 2001


/s/ AREND J. SANDBULTE
----------------------
    Arend J. Sandbulte      Director                              March 19, 2001


/s/ JOHN M. SEIDL
-----------------
    John M. Seidl           Director                              March 19, 2001


/s/ WILLIAM J. GARDINER
-----------------------
    William J. Gardiner     Director                              March 19, 2001


/s/ JACK HUNT
-------------
    Jack Hunt               Director                              March 19, 2001