Form 10-Q
period 2001-03-31
ST MARY LAND & EXPLORATION CO
filed 2001-05-15
CIK 893538

 =======================================================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2001

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

Yes [ x ]    No [ ]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

As of May 9, 2001, the registrant had 28,171,570 shares of common stock, $.01 par value, outstanding.

=======================================================================================================================================

ST. MARY LAND & EXPLORATION COMPANY

INDEX

Part I.	FINANCIAL INFORMATION	PAGE

	Item 1.	Financial Statements (Unaudited)

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations......................................................................................10

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk.............................................................................17

Part II.	OTHER INFORMATION

	Item 2.	Changes in Securities and Use of Proceeds.........................................18

	Item 6.	Exhibits and Reports on Form 8-K.....................................................18

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS(UNAUDITED)
(In thousands, except share amounts)

ASSETS
	March 31,	December 31,
	2001	2000

Current assets:
Cash and cash equivalents	$2,782	$6,619
Accounts receivable	52,014	55,068
Prepaid expenses and other	1,958	2,134
Deferred income taxes	7,974	163
Total current assets	64,728	63,984

Property and equipment (successful efforts method), at cost:
Proved oil and gas properties	414,458	385,076
Less accumulated depletion, depreciation, amortization	(182,396)	(171,412)
Unproved oil and gas properties, net of impairment
allowance of $8,107 in 2001 and $7,956 in 2000	39,887	35,497
Other property and equipment, net of accumulated depreciation of $3,782
in 2001 and $3,600 in 2000	3,316	3,250
Total property and equipment	275,265	252,411

Other assets:
Khanty Mansiysk Oil Corporation stock	1,651	1,651
Other assets	3,989	3,849
Total other assets	5,640	5,500
	$345,633	$321,895
Total Assets
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilites:
Accounts payable and accrued expenses	$33,864	$23,345
Fair value of hedging contracts	22,794	-
Total curent liabilities	56,658	23,345

Long-term liabilities:
Long-term debt	-	22,000
Deferred income taxes	30,715	24,820
Other noncurrent liabilities	1,369	987
Total long-term liabilities	32,084	47,807

Commitments and contingencies

Minority interest	596	607

Stockholders' equity:
Common stock, $.01 par value: authorized - 50,000,000 shares: Issued and
outstanding - 28,672,575 shares in 2001 and 28,553,826 shares in 2000	287	286
Additional paid-in capital	135,155	132,973
Treasury stock - at cost: 475,900 shares in 2001 and 395,600 shares in 2000	(5,126)	(3,339)
Retained earnings	140,468	120,075
Unrealized net gain on marketable equity securities-available for sale	196	141
Unrealized hedge loss in accumulated other comprehensive loss	(14,685)	-
Total stockholders' equity	256,295	250,136
Total Liabilities and Stockholders' Equity	$345,633	$321,895

The accompanying notes are an integral part
of these consolidated financial statements.

ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share amounts)

	For the Three Months Ended
	March 31,
	2001	2000
Operating revenues:
Oil and gas production	$67,915	$37,012
Gain on sale of proved properties	2	39
Other oil and gas revenue	362	280
Other revenues	68	80
Total operating revenues	68,347	37,411

Operating expenses:
Oil and gas production	12,057	8,426
Depletion, depreciation and amortization	11,288	8,857
Impairment of proved properties	171	1,087
Exploration	8,362	2,745
Abandonment and impairment of unproved properties	466	680
General and administrative	4,021	2,764
Minority interest and other	261	642
Total operating expenses	36,626	25,201

Income from operations	31,721	12,210

Nonoperating income and (expense):
Interest income	188	226
Interest expense	(35)	(86)

Income before income taxes	31,874	12,350
Income tax expense	11,481	4,464

Net income	$20,393	$7,886

Basic net income per common share	$.72	$.29
Diluted net income per common share	$.71	$.28

Basic weighted average common shares outstanding	28,236	27,524
Diluted weighted average common shares outstanding	28,932	27,841

Cash dividend declared per share	$-	$0.025

The accompanying notes are an integral part
of these consolidated financial statements.

ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (In thousands)

	For the Three Months Ended March 31,
	2001	2000
Reconciliation of net income to net cash provided by operating activitites:
Net income	$20,393	$7,886
Adjustments to reconcile net income to net
cash provided by operating activities:
Unrealized hedge loss	262	-
Gain on sale of proved properties	(2)	(39)
Depletion, depreciation and amortization	11,288	8,857
Impairment of proved properties	171	1,087
Exploration, including exploratory dry hole expense	4,845	699
Abandonment and impairment of unproved properties	466	680
Deferred income taxes	6,504	3,283
Minority interest and other	414	(333)
	44,341	22,120
Changes in current assets and liabilities:
Accounts receivable	(4,020)	(7,981)
Prepaid expenses and other	(1,577)	762
Accounts payable and accrued expenses	9,836	(509)
Net cash provided by operating activitites	48,580	14,392

Cash flows from investing activities:
Proceeds from sale of oil and gas properties	201	40
Capital expenditures	(36,013)	(18,841)
Acquisition of oil and gas properties	(1,213)	(1,192)
Proceeds from disposition of KMOC Stock	7,009	-
Other	(19)	(66)
Net cash used in investing activities	(30,035)	(20,059)

Cash flows from financing activities:
Proceeds from long-term debt	13,550	5,325
Repayment of long-term debt	(35,550)	(4,325)
Proceeds from sale of common stock	1,405	157
Repurchase of common stock	(1,787)	(345)
Dividends paid	-	(689)
Net cash provided by (used in) financing activities	(22,382)	123

Net decrease in cash and cash equivalents	(3,837)	(5,544)
Cash and cash equivalents at beginning of period	6,619	14,195

Cash and cash equivalents at end of period	$2,782	$8,651

The accompanying notes are an integral part
of these consolidated financial statements.

ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

Supplemental schedule of additional cash flow information and noncash investing and financing activities:

	For the Three Months Ended March 31,
	2001	2000

Cash paid for interest	$225	$122

Cash paid for income taxes	3,523	153

Cash paid for exploration expenses	8,479	2,689

In January 2000 the Company issued 8,400 shares of common stock to its directors and recorded compensation expense of $88,368.

In January 2001 the Company issued 8,400 shares of common stock to its directors and recorded compensation expense of $237,852.

The accompanying notes are an integral part
of these consolidated financial statements.

                                ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
                                                (In thousands, except share amounts)

                                                                                                          Accumulated
                                                                                                            Other
                                            Common Stock      Additional  Retained     Treasury Stock   Comprehensive   Total
                                        ---------------------  Paid-in               --------------------   Income   Stockholders'
                                          Shares     Amount    Capital    Earnings     Shares     Amount    (Loss)      Equity
                                        ----------- --------- ----------- ---------- ---------- --------- ----------  ----------

Balance, December 31, 1999              27,893,910     $ 279   $ 123,974   $ 67,230   (365,600) $ (2,995)     $ 284   $ 188,772

Comprehensive income:
    Net Income                                   -         -           -     55,620          -         -          -      55,620
    Unrealized net loss on marketable
       equity securities available for sale      -         -           -          -          -         -       (143)       (143)

Total comprehensive income                                                                                               55,477
                                                                                                                     -----------

Cash dividends, $ .10 per share                  -         -           -     (2,775)         -         -          -      (2,775)
Treasury stock purchases                         -         -           -          -    (30,000)     (344)         -        (344)
Issuance for Employee Stock Purchase Plan   32,296         -         311          -          -         -          -         311
ESPP disqualified distribution                   -         -           3          -          -         -          -           3
Sale of common stock, including income tax
       benefit of stock option exercises   619,220         6       8,597          -          -         -          -       8,603
Directors' stock compensation                8,400         1          88          -          -         -          -          89
                                        ----------- --------- ----------- ---------- ---------- --------- ----------- -----------
Balance, December 31, 2000              28,553,826     $ 286   $ 132,973  $ 120,075   (395,600) $ (3,339)     $ 141   $ 250,136

Comprehensive income:
    Net Income                                   -         -           -     20,393          -         -          -      20,393
    Unrealized gain (loss) on marketable equity
       securities available for sale             -         -           -          -          -         -         55          55
    Unrealized hedge loss                        -         -           -          -          -         -    (14,685)    (14,685)
                                                                                                                     -----------
Total comprehensive income                                                                                                5,763
                                                                                                                     -----------

Treasury stock purchases                         -         -           -          -    (80,300)   (1,787)         -      (1,787)
Issuance for Employee Stock Purchase Plan    8,333         -         149          -          -         -          -         149
Sale of common stock, including income
    tax benefit of stock option exercises  102,016         1       1,795          -          -         -          -       1,796
Directors' stock compensation                8,400         -         238          -          -         -          -         238
                                        ----------- --------- ----------- ---------- ---------- --------- ----------- -----------
Balance, March 31, 2001                 28,672,575     $ 287   $ 135,155  $ 140,468   (475,900) $ (5,126) $ (14,489)  $ 256,295
                                        =========== ========= =========== ========== ========== ========= ========== ===========

ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (UNAUDITED)

March 31, 2001

Note 1 - Basis of Presentation

           The accompanying unaudited condensed consolidated financial statements of St. Mary Land & Exploration Company and Subsidiaries ("St. Mary" or the "Company" have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in St. Mary's Annual Report on Form 10-K for the year ended December 31, 2000. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period presented are not necessarily indicative of the results that may be expected for the full year.

           The accounting policies followed by the Company are set forth in Note 1 to the Company’s consolidated financial statements in the Form 10-K for the year ended December 31, 2000. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Form 10-K.

Note 2 - Capital Stock

           In July 2000 St. Mary’s board of directors approved a two-for-one stock split effected in the form of a stock dividend whereby one additional common share of stock was distributed for each common share outstanding. The stock split was distributed on September 5, 2000, to shareholders of record as of the close of business on August 21, 2000. All share and per share amounts for all periods presented herein have been restated to reflect this stock split.

           In August 1998 the Company’s board of directors approved a stock repurchase program whereby the Company may purchase from time to time, in open market purchases or negotiated sales, up to two million shares of its common stock. During the first quarter of 2001 the Company repurchased 80,300 shares of its common stock under the program at a weighted average price of $22.25 per share, bringing the total number of shares repurchased under the program to 475,900 at a weighted average price of $10.77 per share. Subsequent to March 31, 2001 the Company repurchased and additional 34,000 shares of its common stock at a weighted average price of $22.25 per share. Additional purchases of shares by the Company may occur as market conditions warrant. Such purchases would be funded with internal cash flow and borrowings under the Company’s credit facility.

           In April 2001 the Company sold 100,000 put options on its own common stock for $99,000 in cash. The put options give the holder the right to require the Company to purchase up to 100,000 shares of its common stock from the holder at $20.22 per share on July 11, 2001.

Note 3 - Income Taxes

           Federal income tax expense for the three months ended March 31, 2001 and 2000 differ from the amounts that would be provided by applying the statutory U.S. Federal income tax rate to income before income taxes primarily due to Section 29 credits, percentage depletion, and the effect of state income taxes. During 2000 the Company utilized its net operating loss carryover and resulting deferred tax asset from 1999. At March 31, 2001 the Company's current portion of income tax expense was $4,814,000. Accounts Payable and Other in the balance sheet includes income tax payable that the Company expects to pay in June 2001.

Note 4 - Long-term Debt

           The aggregate borrowing base under the Company's current long-term revolving credit agreement was increased to $170,000,000 in April 2001. The Company had no outstanding borrowings under its revolving credit agreement as of March 31, 2001, and the weighted average interest paid for the first quarter of 2001 was 8.4%.

Note 5 - Financial Instruments

           On January 1, 2001 the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The adoption of SFAS No. 133 resulted in the Company recording a liability of $45,699,000 for the fair value of the derivative instruments at January 1, 2001. The Company's adopiton entry resulted in deferral of the recognition of this liability to accumulated other comprehensive loss of $28,587,000 at January 1, 2001. During the first quarter of 2001 the Company recognized a $262,000 additional hedge loss from hedge ineffectiveness on derivative instruments that were designated and qualified as cash flow hedging instruments. This hedge loss reduced oil and gas production revenues. The Company anticipates that all hedge transactions will occur as expected. Based on current prices we anticipate that $14.6 million of the after tax loss amount included in accumulated and other comprehensive income will be included in earnings during the next 12 months.

           The Company seeks to protect its rate of return on acquisitions of producing properties by hedging cash flow when the economic criteria from its acquisition evaluation and pricing model indicate it would be appropriate. Management's strategy is to hedge cash flows from investments requiring a gas price in excess of $3.25 per Mcf and an oil price in excess of $22.50 per Bbl in order to meet minimum rate-of-return criteria. The Company anticipates this strategy will result in the hedging of future cash flow from acquisitions. St. Mary generally limits its's aggregate hedge position to no more than 35% of its total production but will hedge up to 50% of total production in certain circumstances. The Company seeks to minimize basis risk and index the majority of oil hedges to NYMEX prices and the majority of gas hedges to various regional index prices associated with pipelines in proximity to it's areas of gas production.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           This Quarterly Report on Form 10-Q includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events or developments that St. Mary management forecasts, expects, believes or anticipates will or may occur in the future are forward-looking statements. Examples of forward-looking statements may include discussion of such matters as:

  forecasted production, lease operating expenses, DD&A, general and administrative expenses, and current income taxes for future periods, the amount and nature of future capital, development and exploration expenditures, the drilling of wells,
  reserve estimates and the estimates of both future net revenues and the present value of future net revenues that are included in their calculation, future oil and gas production estimates
  repayment of debt,
  business strategies,
  expansion and growth of operations, and
  other similar matters.

           These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including such factors as the volatility and level of oil and natural gas prices, uncertainties in cash flow, expected acquisition benefits, production rates and reserve replacement, reserve estimates, drilling and operating risks, competition, litigation, environmental matters, the potential impact of government regulations, and other matters such as those discussed in the "Risk Factors" section of St. Mary's 2000 Annual Report on Form 10-K, many of which are beyond our control. Readers are cautioned that forward-looking statements are not guarantees of future performance and that actual results or developments may differ materially from those expressed or implied in the forward-looking statements.

Results of Operations

           The following table sets forth selected operating data for the periods indicated:

	Three Months Ended March 31,
	2001	2000
	(In thousands, except per volume data)
Oil and gas production revenues:
Gas production	$52,380	$24,018
Oil production	15,535	12,954
Total	$67,915	$37,012

Net production:
Oil (MBbls)	608	541
Gas (MMcf)	9,609	9,246
MMCFE	13,257	12,491

Average sales price (1):
Oil (per Bbl)	$25.54	$23.95
Gas (per Mcf)	$5.45	$2.56

Oil and gas production costs:
Lease operating expense	$7,538	$5,915
Transportation costs	597	343
Production taxes	3,922	2,168
Total	$12,057	$8,426

Additional per MCFE data:
Sales price	$5.12	$2.96
Lease operating expense	0.56	0.48
Transportation costs	0.05	0.02
Production taxes	0.30	0.17
Operating margin	$4.21	$2.29

Depletion, depreciation and amortization	$0.85	$0.71
Impairment of proved properties	$0.01	$0.09
General and administrative	$0.30	$0.22
_______________
(1)Includes the effects of St. Mary's hedging activities.

           Oil and Gas Production Revenues. St. Mary continues to experience record quarterly oil and gas production revenues as reflected by an increase of $30.9 million, or 83% to $67.9 million for the three months ended March 31, 2001, compared with $37.0 million for the same period in 2000. The increase was the result of an oil production volume increase of 12%, a gas production increase of 4% and increases in the average price received for both oil and gas in the first quarter of 2001 compared to 2000. The average realized gas price increased 113% to $5.45 per Mcf, while the average realized oil price increased 7% to $25.54 per Bbl. Average net daily production increased to a first quarter record of 147.3 MMCFE for 2001 compared with 137.3 MMCFE in the first quarter of 2000. Our December 2000 acquisition of JN Exploration et al properties added $4.9 million of revenue and average net daily production of 7.9 MMCFE to the first quarter of 2001.
                                                                             -11-

           St. Mary hedged approximately 32% or 193 MBbls of its oil production for the three months ended March 31, 2001, and realized a $1.1 million decrease in oil revenue attributable to hedging compared with a $2.2 million decrease in 2000. Without these contracts we would have received an average price of $27.34 per Bbl in the first quarter of 2001 compared to $29.37 per Bbl in 2000. St. Mary also hedged 44% of its 2001 first quarter gas production or 4.6 million MMBtu and realized a $15.3 million decrease in gas revenue compared with a $410,000 increase in gas revenue in 2000. Without these contracts we would have received an average price of $7.04 per Mcf for the three months ended March 31, 2001, compared to $2.52 per Mcf for the same period in 2000.

           Oil and Gas Production Costs. Oil and gas production costs consist of lease operating expense, production taxes and transportation expenses. Total production costs increased $3.6 million or 43% to $12.1 million for the three months ended March 31, 2001, from $8.4 million in 2000. Higher production taxes resulting from higher oil and gas revenues account for 48% of this increase. We have experienced higher lease operating costs as a result of increased competition for limited availibility of services. Total oil and gas production costs per MCFE increased 36% to $0.91 for the first quarter of 2001 compared with $0.67 for the first quarter of 2000. A $0.13 per MCFE increase was due to increased production taxes. A $0.09 per MCFE increase this quarter over the first quarter of 2000 was due to lease operating expenses in the higher-cost Williston and Permian Basins.

           Depreciation, Depletion, Amortization and Impairment. Depreciation, depletion and amortization expense (“DD&A”) increased $2.4 million or 27% to $11.3 million for the three months ended March 31, 2001, from $8.9 million in 2000. DD&A expense per MCFE increased by 20% to $0.85 for the first quarter of 2001 compared with $0.71 in 2000. This increase reflects acquisitions and drilling results in 2000 and early 2001 that added costs at a higher per unit rate. The unit rate was further affected by downward adjustments to reserves due to pricing adjustments at March 31, 2001.

           St. Mary reviews its producing properties for impairments when events or changes in circumstances indicate that an impairment in value may have occurred. The impairment test compares the expected undiscounted future net revenues on a field-by-field basis with the related net capitalized costs at the end of each period. When the net capitalized costs exceed the undiscounted future net revenues, the cost of the property is written down to fair value, which is determined using future net revenues for the producing property discounted at 15%. Future net revenues are estimated using prices based on a NYMEX strip that are then excalated for each of the next 5 years and include the estimated effects of hedging contracts in place at December 31, 2000. We recorded a $171,000 impairment of proved oil and gas properties in the first quarter of 2001 compared with $1.1 million in 2000.

           Abandonment and impairment of unproved properties decreased $214,000 or 31% to $466,000 for the three months ended March 31, 2001, compared with $680,000 in 2000. This decrease is due to a reduction in abandonment of expired leases in 2001.

           Exploration. Exploration expense increased $5.6 million or 205% to $8.4 million for the three months ended March 31, 2001, compared with $2.7 million in 2000. The increase resulted from a $4.0 million increase in exploratory dry holes, a $648,000 increase in geological and geophysical expense and an increase in personnel costs associated with exploration activity of $731,000.

           General and Administrative. General and administrative expenses increased $1.3 million or 45% to $4.0 million for the three months ended March 31, 2001, compared with $2.8 million in 2000. Increases in compensation expense associated with increased personnel, our incentive plans and general cost inflation were partially offset by a $310,000 increase in COPAS overhead reimbursement from operations.

           Income Taxes. Income tax expense totaled $11.5 million for the three months ended March 31, 2001, and $4.5 million in 2000, resulting in effective tax rates of 36% for both periods.

           Net Income. Net income for the three months ended March 31, 2001 increased $12.5 million or 159% to $20.4 million compared with $7.9 million in 2000. A 113% increase in gas prices and a 7% increase in oil prices combined with an 12% increase in oil production and a 4% increase in gas production resulted in a record $30.9 million increase in oil and gas production revenue. This increase was offset by corresponding increases in oil and gas production costs and DD&A as well as a $5.6 million increase in exploration expense and a $7.0 million increase in income tax expense.

Liquidity and Capital Resources

           St. Mary’s primary sources of liquidity are the cash provided by operating activities, debt financing, sales of non-strategic properties and access to the capital markets. Our cash needs are for the acquisition, exploration and development of oil and gas properties and for the payment of debt obligations, trade payables and stockholder dividends. Exploration and development programs are generally financed from internally generated cash flow, bank debt and cash and cash equivalents on hand. The capital expenditure budget is continually reviewed based on changes in cash flow and other factors.

           Cash Flow. St. Mary’s net cash provided by operating activities increased $34.2 million or 238% to $48.6 million for the three months ended March 31, 2001 compared with $14.4 million in 2000. The increase reflects the effect of the increase in oil and gas production revenues and accounts payable offset by an increase in accounts receivable.

           Exploratory dry hole costs are included in cash flows from investing activities even though these costs are expensed as incurred. If exploratory dry hole costs had been included in operating cash flows, the net cash provided by operating activities would have been $43.8 million and $13.7 million in 2001 and 2000, respectively.

           Net cash used in investing activities increased $10.0 million or 50% to $30.0 million for the three months ended March 31, 2001, compared with $20.1 million in 2000. This increase is due to capital expenditures that are offset by the receipt of $7.0 million of proceeds from the December 2000 sale of KMOC stock. Total capital expenditures, including acquisitions of oil and gas properties, in the first three months of 2001 increased $17.2 million or 86% to $37.2 million compared with $20.0 million in the first three months of 2000.

           If exploratory dry hole costs had been included in operating cash flows rather than in investing cash flows, net cash used in investing activities would have been $25.2 million and $19.4 million in 2001 and 2000, respectively.

           Net cash used in financing activities increased $22.5 million to $22.4 million for the three months ended March 31, 2001, compared with net cash provided by financing activities of $123,000 in 2000. This increase is due to a $22.0 million repayment of debt in 2001 compared to a $1.0 million debt increase in 2000 and a net change between 2000 and 2001 in repurchases of common stock of $1.4 million.

           St. Mary had $2.8 million in cash and cash equivalents and had working capital of $8.1 million as of March 31, 2001, compared with $6.6 million in cash and cash equivalents and working capital of $40.6 million at December 31, 2000. The reduction in cash and cash equivalents reflects increased capital expenditures and repayment of long-term debt during the first quarter of 2001.

           Credit Facility. The maximum loan amount under St. Mary's long-term revolving credit agreement is $200.0 million. The lender may periodically re-determine the aggregate borrowing base depending upon the value of St. Mary's oil and gas properties and other assets. As of March 31, 2001 the borrowing base as determined by the lender was $170 million and the accepted borrowing base was $40 million. The credit agreement has a maturity date of December 31, 2006, and includes a revolving period that matures on June 30, 2003. We can elect to allocate up to 50% of available borrowings to a short-term tranche due June 25, 2003. St. Mary must comply with certain covenants including maintenance of stockholders’ equity at a specified level and limitations on additional indebtedness. As of March 31, 2001 and December 31, 2000, $0 and $22.0 million, respectively, was outstanding under this credit agreement. These outstanding balances accrue interest at rates determined by the St. Mary's debt to total capitalization ratio. During the revolving period of the loan, loan balances accrue interest at the our option of either (1) the higher of the federal funds rate plus 1/2% or the prime rate, or (2) LIBOR plus 3/4% when the our debt to total capitalization is less than 30%, up to a maximum of either (a) the higher of the federal funds rate plus 3/4% or the prime rate plus 1/4%, or (b) LIBOR plus 1-3/8% when the our debt to total capitalization is equal to or greater than 50%.

           Common Stock. St. Mary is authorized to issue up to 50,000,000 shares of its common stock. A proposal to increase this amount to 100,000,000 shares has been submitted for a shareholder vote at the 2001 annual shareholder meeting to be held on May 23, 2001.

           In July 2000 St. Mary’s Board of Directors approved a two-for-one stock split effected in the form of a stock dividend whereby one additional common share of stock was distributed for each common share outstanding. The stock split was distributed on September 5, 2000, to shareholders of record as of the close of business on August 21, 2000. All share and per share amounts for all periods presented herein have been restated to reflect this stock split.

           In August 1998 St. Mary’s Board of Directors authorized a stock repurchase program whereby we may purchase from time-to-time, in open market transactions or negotiated sales, up to two million of our common shares. Through December 31, 2000 we have repurchased a total of 395,600 shares of St. Mary's common stock under the program for $3.3 million at a weighted average price of $8.44 per share. To date in 2001 we have repurchased an additional 114,300 shares for a weighted average price of $22.25 per share. We anticipate that additional purchases of shares may occur as market conditions warrant. As part of this program we sold put options in April 2001 whereby the holder has the right to require St. Mary to purchase up to 100,000 shares of St. Mary's common stock from the holder at $20.22 per share on July 11, 2001. We received a $99,000 premium from this sale. Purchases will be funded with internal cash flow and borrowings under St. Mary's credit facility.

           Capital and Exploration Expenditures Incurred. St. Mary's expenditures for exploration and development of oil and gas properties and acquisitions are the primary use of its capital resources. The following table sets forth certain information regarding the costs incurred by St. Mary in its oil and gas activities during the periods indicated.

	Capital and Exploration Expenditures
	For the Three Months Ended March 31,
	2001	2000
	(In thousands)

Development	$24,730	$7,514
Domestic Exploration	10,470	3,156
Acquisitions:
Proved	445	3,624
Unproved	6,810	206

Total	$42,455	$14,501

           We continuously evaluate opportunities in the marketplace for oil and gas properties and, accordingly, may be a buyer or a seller of properties at various times. We will continue to emphasize smaller niche acquisitions utilizing St. Mary's technical expertise, financial flexibility and structuring experience. In addition, we are also actively seeking larger acquisitions of assets or companies that would afford opportunities to expand our existing core areas, to acquire additional geoscientists or to gain a significant acreage and production foothold in a new basin.

           St. Mary's total costs incurred in the first quarter of 2001 increased $28.0 million or 193% compared to the first quarter of 2001. Unproved property acquisitions increased by $6.6 million as a result of an increase in general leasing activity and our acquistion of leases in the Hanging Woman Basin of Montana and Wyoming for coalbed methane development. We spenct $42.0 million in the first quarter of 2001 for unproved property acquisitions and domestic exploration and development compared to $10.9 million for the comparable quarter in 2000 as a result of increased drilling activity.

           Outlook. Management believes that St. Mary's existing capital resources, cash flows from operations and available borrowings are sufficient to meet its anticipated capital and operating requirements for the remainder of 2001.

           We now anticipate spending approximately $165.0 million for capital and exploration expenditures in 2001 with $98 million allocated for ongoing exploration and development and $67.0 million for acquisitions of producing and non-producing properties. Anticipated ongoing exploration and development expenditures for each of St. Mary's core areas is as follows:

•	Mid-Continent region	$30.0 million
•	Gulf Coast and Gulf of Mexico region	$37.5 million
•	ArkLaTex region	$11.0 million
•	Williston Basin	$12.0 million
•	Permian Basin and other	$ 7.5 million

           The amount not funded from our internally generated cash flow in 2001 can be funded from our credit facility. The amount and allocation of future capital and exploration expenditures will depend upon a number of factors including the number of available acquisition opportunities and our ability to assimilate these acquisitions. Also, the impact of oil and gas prices on investment opportunities, the availability of capital and borrowing capability and the success of our development and exploratory activity could lead to funding requirements for further development.

           Natural gas prices have stabilized at a historically high level and oil prices remain good. We continue to have both a strong production base and a strong balance sheet. We are experiencing competition for drilling, workover and completion rigs and drilling and service related costs have been increasing. We expect continued competition but it appears that the increase in drilling and service related costs is slowing. We are currently forecasting the following information for St. Mary for 2001:

•	Production	56-69 BCFE
•	Lease operating expense, including
	production taxes and transportation	$0.82-0.90/MCFE
•	Depreciation, depletion and amortization	$0.85-0.90/MCFE
•	General and admisistrative expense	$0.28-0.32/MCFE
•	Current income taxes paid are expected to approximate
between 40% and 50% of total tax expense and will
depend upon prices we receive and actual expenditures
for intangible drilling costs

•	Discretionary cash flows-a common industry financial
measure computed as net income using a NYMEX gas
price of $5.31 and a NYMEX oil price of $28.16 plus
depreciation, depletion, amortization, impairments,
	deferred taxes and exploration expense	$6.00-$6.50/common share

           St. Mary seeks to protect its rate of return on acquisitions of producing properties by hedging cash flow when the economic criteria from its acquisition evaluation and pricing model indicate it would be appropriate. Management's strategy is to hedge cash flows from investments requiring a gas price in excess of $3.25 per Mcf and an oil price in excess of $22.50 per Bbl in order to meet minimum rate-of-return criteria. We anticipate this strategy will result in the hedging of future cash flow from acquisitions. We generally limit St. Mary's aggregate hedge position to no more than 35% of its total production but will hedge up to 50% of total production in certain circumstances. We seek to minimize basis risk and index the majority of oil hedges to NYMEX prices and the majority of gas hedges to various regional index prices associated with pipelines in proximity to St. Mary's areas of gas production. Please see the discussion in Accounting Matters below. Including hedges entered into since March 31, 2001, we have hedged as follows:

Swaps:
		Average	Quantity	Average
	Product	Volumes/month	Type	Fixed price	Duration

	Natural Gas	113,000	MMBtu	$4.51	03/01 - 12/01
	Natural Gas	84,000	MMBtu	$4.16	01/02 - 12/02

	Oil	15,100	Bbls	$23.15	03/01 - 12/01
	Oil	4,600	Bbls	$23.23	01/02 - 12/02
Collar:
		Average
	Product	Volumes/month		Ceiling Price	Floor Price	Duration

	Natural Gas	150,000 MM	Btu	$2.9400	$2.3000	03/01 - 12/01
	Natural Gas	150,000 MM	Btu	$2.9000	$2.3000	03/01 - 12/01
	Natural Gas	250,000 MM	Btu	$2.8775	$2.3540	03/01 - 12/01
	Natural Gas	250,000 MM	Btu	$2.8192	$2.3540	03/01 - 12/01
	Natural Gas	250,000 MM	Btu	$3.5000	$2.4000	03/01 - 12/01
	Natural Gas	350,000 MM	Btu	$5.8000	$3.0000	03/01 - 12/01

	Oil	7,500 Bbls		$20.6400	$16.4400	03/01 - 12/01
	Oil	7,500 Bbls		$20.9000	$16.7000	03/01 - 12/01
	Oil	15,000 Bbls		$27.2200	$19.0000	03/01 - 12/01
	Oil	7,000 Bbls		$21.0000	$18.0000	03/01 - 12/01
	Oil	10,000 Bbls		$25.1000	$19.5000	03/01 - 12/01

           If these commodity hedging contracts had closed on March 31, 2001, St. Mary would have been required to pay approximately $22.7 million based on quarter-end pricing. As of that date we had $276,000 in margin deposits outstanding to a counterparty. These margin deposits are included in accounts receivable.

           On March 31, 2001 St. Mary owned 6,921 shares of KMOC stock that Management believes had a current market value in excess of its carrying value.

Accounting Matters

           On January 1, 2001 the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The adoption of SFAS No. 133 resulted in the Company recording a liability of $45,699,000 for the fair value of the derivative instruments at January 1, 2001. The Company's adopiton entry resulted in deferral of the recognition of this liability to accumulated other comprehensive loss of $28,587,000 at January 1, 2001. During the first quarter of 2001 the Company recognized a $262,000 additional hedge loss from hedge ineffectiveness on derivative instruments that were designated and qualified as cash flow hedging instruments. This hedge loss reduced oil and gas production revenues. The Company anticipates that all hedge transactions will occur as expected. Based on current prices we anticipate that $14.6 million of the after tax loss amount included in accumulated and other comprehensive income will be included in earnings during the next 12 months.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

           Our board of directors has adopted a policy regarding the use of derivative instruments. This policy requires every derivative used by St. Mary to relate to underlying offsetting positions, anticipated transactions or firm commitments. It prohibits the use of speculative, highly complex or leveraged derivatives. Under the policy, the Chief Executive Officer and Vice President of Finance must review and approve all risk management programs that use derivatives. The board of directors periodically reviews these programs.

           Commodity Price Risk. St. Mary uses various hedging arrangements to manage its exposure to price risk from its natural gas and crude oil production. These hedging arrangements have the effect of locking in for specified periods, at predetermined prices or ranges of prices, the prices we will receive for the volumes to which the hedge relates. Consequently, while these hedging arrangements are structured to reduce our exposure to decreases in prices associated with the hedged commodity, they also limit the benefit we might otherwise receive from any price increases associated with the hedged commodity. The derivative gain or loss effectively offsets the loss or gain on the underlying commodity exposures that have been hedged. The fair values of the swaps are estimated based on quoted market prices of comparable contracts and approximate the net gains or losses that would have been realized if the contracts had been closed out at quarter-end. The fair values of the futures are based on quoted market prices obtained from the New York Mercantile Exchange.

           A hypothetical $0.10 per MMBtu change in St. Mary's quarter-end market prices for natural gas swaps and futures contracts on a notional amount of 14.6 million MMBtu would cause a potential $846,000 change in net income before income taxes for contracts in place on March 31, 2001. A hypothetical $1.00 per Bbl change in our quarter-end market prices for crude oil swaps and future contracts on a notional amount of 664 MBbls would cause a potential $417,000 change in net income before income taxes for oil contracts in place on March 31, 2001. These hypothetical changes were discounted to present value using a 7.5% discount rate since the latest expected maturity date of certain swaps and futures contracts is greater than one year from the reporting date.

           Interest Rate Risk. Market risk is estimated as the potential change in fair value resulting from an immediate hypothetical one percentage point parallel shift in the yield curve. A sensitivity analysis presents the hypothetical change in fair value of those financial instruments held by St. Mary at March 31, 2001, which are sensitive to changes in interest rates. For fixed-rate debt, interest rate changes affect the fair market value but do not impact results of operations or cash flows. Conversely for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future results of operations and cash flows, assuming other factors are held constant. The carrying amount of our floating rate debt approximates its fair value. At March 31, 2001, we had no floating rate or fixed rate debt. Assuming constant debt levels, the results of operations and cash flows would not be impacted by a one percent change in interest rates.

PART II. OTHER INFORMATION

Item 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

	(c)	On January 1, 2001 St. Mary issued a total of 8,400 restricted shares of common stock to its directors as compensation recorded in the amount of $237,852 for their services as members of the board of directors. These shares were not registered under the Securities Act of 1933 in reliance on Rule 506 of Regulation D promulgated under the Securities Act since the directors are accredited investors and certificates representing the shares bear a legend restricting the transfer of those shares.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

	(a)	Exhibits

None.

	(b)	One report on Form 8-K dated January 5, 2001 reporting under Item 2 the acquisition of certain producing and nonproducing oil and gas properties in the Anadarko Basin in Oklahoma and Texas from JN Exploration and Production Limited Partnership and its affiliates was filed during the quarter ended March 31, 2001.

SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ST. MARY LAND & EXPLORATION COMPANY

May 14, 2001	By	/S/ MARK A. HELLERSTEIN
Mark A. Hellerstein
President and Chief Executive Officer

May 14, 2001	By	/S/ RICHARD C. NORRIS
Richard C. Norris
Vice President - Finance, Secretary
and Treasurer

May 14, 2001	By	/S/GARRY A. WILKENING
Garry A. Wilkening
Vice President - Administration and
Controller