Form 10-Q/A
period 2001-03-31
ST MARY LAND & EXPLORATION CO
filed 2001-06-22
CIK 893538

 =======================================================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10Q/A

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

EXPLANATORY NOTE--THIS AMENDMENT ON FORM 10-Q/A TO THE REGISTRANT'S FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2001 IS BEING FILED TO CORRECT A TYPOGRAPHICAL ERROR IN THE UPPER END OF THE RANGE OF FORECASTED PRODUCTION FOR 2001 DISCLOSED UNDER THE 'OUTLOOK' HEADING OF PART I ITEM 2., MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERTATIONS. THE SOLE CHANGE IS TO CORRECT THE REGISTRANT'S CORRESPONDING DISCLOSURES IN THE ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2000 AND OTHER PUBLIC DISCLOSURES IN 2001. ALL OTHER INFORMATION CONTAINED IN THE ORIGINAL FORM 10-Q REMAINS UNCHANGED.

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

           Natural gas prices have stabilized at a historically high level and oil prices remain good. We continue to have both a strong production base and a strong balance sheet. We are experiencing competition for drilling, workover and completion rigs and drilling and service related costs have been increasing. We expect continued competition but it appears that the increase in drilling and service related costs is slowing. We are currently forecasting the following information for St. Mary for 2001:

•	Production	56-58 BCFE
•	Lease operating expense, including
	production taxes and transportation	$0.82-0.90/MCFE
•	Depreciation, depletion and amortization	$0.85-0.90/MCFE
•	General and admisistrative expense	$0.28-0.32/MCFE
•	Current income taxes paid are expected to approximate
between 40% and 50% of total tax expense and will
depend upon prices we receive and actual expenditures
for intangible drilling costs

•	Discretionary cash flows-a common industry financial
measure computed as net income using a NYMEX gas
price of $5.31 and a NYMEX oil price of $28.16 plus
depreciation, depletion, amortization, impairments,
	deferred taxes and exploration expense	$6.00-$6.50/common share

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