Form 10-Q
period 2001-06-30
ST MARY LAND & EXPLORATION CO
filed 2001-08-13
CIK 893538

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2001

                                  ------------

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

As of August 7, 2001, the registrant had 27,783,774 shares of common stock, $.01 par value, outstanding.

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
                      Consolidated Balance
                      Sheets - June 30, 2001 and
                      December 31, 2000........................................3

                      Consolidated Statements of
                      Operations - Three and Six Months Ended
                      June 30, 2001 and 2000...................................4

                      Consolidated Statements of
                      Cash Flows - Six Months Ended
                      June 30, 2001 and 2000...................................5

                      Consolidated Statements of
                      Stockholders' Equity - June 30, 2001
                      and December 31, 2000....................................7

                      Notes to Consolidated Financial
                      Statements - June 30, 2001...............................8

            Item 2.   Management's Discussion and Analysis
                      of Financial Condition and Results
                      of Operations...........................................11

            Item 3.   Quantitative and Qualitative Disclosures
                      About Market Risk.......................................20

Part II.    OTHER INFORMATION

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

            ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                      (In thousands, except share amounts)

                                    ASSETS                                    June 30,      December 31,
                                                                            -----------     -----------
                                                                               2001            2000
                                                                            -----------     -----------

Current assets:
  Cash and cash equivalents                                                  $   6,245       $   6,619
  Accounts receivable                                                           47,722          55,068
  Prepaid expenses and other                                                     3,866           2,134
  Deferred income taxes                                                            747             163
                                                                            -----------     -----------
      Total current assets                                                      58,580          63,984
                                                                            -----------     -----------
Property and equipment (successful efforts method), at cost:
  Proved oil and gas properties                                                435,053         385,076
  Less accumulated depletion, depreciation and amortization                   (194,195)       (171,412)
  Unproved oil and gas properties, net of impairment
    allowance of $8,151 in 2001 and $7,956 in 2000                              41,002          35,497
  Other property and equipment, net of accumulated depreciation of $4,064
    in 2001 and $3,600 in 2000                                                   3,170           3,250
                                                                            -----------     -----------
      Total property and equipment                                             285,030         252,411
                                                                            -----------     -----------
Other assets:
  Khanty Mansiysk Oil Corporation stock                                          1,651           1,651
  Other assets                                                                   4,013           3,849
                                                                            -----------     -----------
      Total other assets                                                         5,664           5,500
                                                                            -----------     -----------
Total Assets                                                                 $ 349,274       $ 321,895
                                                                            ===========     ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses                                        $  23,141       $  23,345
  Accrued hedge liability                                                        2,329               -
                                                                            -----------     -----------
      Total current liabilities                                                 25,470          23,345
                                                                            -----------     -----------
Long-term liabilities:
  Long-term debt                                                                13,400          22,000
  Deferred income taxes                                                         35,067          24,820
  Other noncurrent liabilities                                                     985             987
                                                                            -----------     -----------
      Total long-term liabilities                                               49,452          47,807
                                                                            -----------     -----------
Commitments and contingencies
                                                                            -----------     -----------
Minority interest                                                                  483             607
                                                                            -----------     -----------
Stockholders' equity:
  Common stock, $.01 par value: authorized  - 100,000,000 shares:
           Issued and outstanding - 28,682,670 shares in 2001 and
           28,553,826 shares in 2000                                               287             286
  Additional paid-in capital                                                   135,624         132,973
  Treasury stock - at cost:  909,900 shares in 2001 and 395,600
           shares in 2000                                                      (14,288)         (3,339)
  Retained earnings                                                            153,289         120,075
  Unrealized net gain on marketable equity securities-available for sale           309             141
  Unrealized hedge loss                                                         (1,352)              -
                                                                            -----------     -----------
      Total stockholders' equity                                               273,869         250,136
                                                                            -----------     -----------
Total Liabilities and Stockholders' Equity                                   $ 349,274       $ 321,895
                                                                            ===========     ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

            ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (In thousands, except per share amounts)

                                                       For the Three Months Ended       For the Six Months Ended
                                                               June 30,                        June 30,
                                                     ------------------------------   ----------------------------
                                                          2001             2000           2001             2000
                                                     -------------     ------------   ------------     -----------
Operating revenues:

Oil and gas production                                   $ 55,421         $ 43,820       $123,336        $ 80,832
  Gain on sale of proved properties                            48            2,293             50           2,332
  Other oil and gas revenue                                   203              594            565             874
  Other revenues                                              104              115            172             195
                                                     -------------     ------------   ------------     -----------
      Total operating revenues                             55,776           46,822        124,123          84,233
                                                     -------------     ------------   ------------     -----------
Operating expenses:
  Oil and gas production                                   13,436            8,622         25,493          17,048
  Depletion, depreciation and amortization                 12,884            8,321         24,172          17,178
  Impairment of proved properties                              73              863            244           1,950
  Exploration                                               2,149            1,658         10,511           4,403
  Abandonment and impairment of unproved properties           608              609          1,074           1,289
  General and administrative                                3,536            2,331          7,557           5,095
  Minority interest and other                                 118              592            379           1,234
                                                     -------------     ------------   ------------     -----------
      Total operating expenses                             32,804           22,996         69,430          48,197
                                                     -------------     ------------   ------------     -----------
Income from operations                                     22,972           23,826         54,693          36,036

Nonoperating income and (expense):
  Interest income                                             147              177            335             403
  Interest expense                                              -              (37)           (35)           (123)
                                                     -------------     ------------   ------------     -----------
Income before income taxes                                 23,119           23,966         54,993          36,316
Income tax expense                                          8,885            9,369         20,366          13,833
                                                     -------------     ------------   ------------     -----------
Net income                                               $ 14,234         $ 14,597       $ 34,627        $ 22,483
                                                     =============     ============   ============     ===========
Basic net income per common share                        $   0.51         $   0.53       $   1.23        $   0.82
                                                     =============     ============   ============     ===========
Diluted net income per common share                      $   0.50         $   0.52       $   1.20        $   0.80
                                                     =============     ============   ============     ===========
Basic weighted average common shares outstanding           28,135           27,622         28,185          27,573
                                                     =============     ============   ============     ===========
Diluted weighted average common shares outstanding         28,717           28,170         28,826          27,985
                                                     =============     ============   ============     ===========
Cash dividends declared per share                        $  0.050         $  0.025       $  0.050        $  0.050
                                                     =============     ============   ============     ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

            ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                  For the Six Months Ended
                                                                         June 30,
                                                                 -------------------------
                                                                    2001           2000
                                                                 ----------     ----------
Reconciliation of net income to net cash provided by operating activities:

     Net income                                                   $ 34,627       $ 22,483
     Adjustments to reconcile net income to net
         cash provided by operating activities:
       Gain on sale of proved properties                               (50)        (2,332)
       Depletion, depreciation and amortization                     24,172         17,178
       Impairment of proved properties                                 244          1,950
       Exploration, including exploratory dry hole expense           4,418            782
       Abandonment and impairment of unproved properties             1,074          1,289
       Deferred income taxes                                        10,841          6,698
       Minority interest and other                                     442            148
                                                                 ----------     ----------
                                                                    75,768         48,196
     Changes in current assets and liabilities:
       Accounts receivable                                          (2,394)       (23,858)
       Prepaid expenses and other                                   (2,030)           426
       Accounts payable and accrued expenses                         1,530         (2,219)
                                                                 ----------     ----------
     Net cash provided by operating activities                      72,874         22,545
                                                                 ----------     ----------
     Cash flows from investing activities:
       Proceeds from sale of oil and gas properties                    660          1,660
       Capital expenditures                                        (63,335)       (28,572)
       Acquisition of oil and gas properties                         1,590        (10,387)
       Sale of KMOC stock                                            7,009              -
       Other                                                            69            956
                                                                 ----------     ----------
     Net cash used in investing activities                         (54,007)       (36,343)
                                                                 ----------     ----------
     Cash flows from financing activities:
       Proceeds from long-term debt                                 41,750         18,000
       Repayment of long-term debt                                 (50,350)       (17,150)
       Proceeds from sale of common stock                            1,721          3,340
       Repurchase of common stock                                  (10,949)          (344)
       Dividends paid                                               (1,413)        (1,376)
                                                                 ----------     ----------
     Net cash provided by (used in) financing activities           (19,241)         2,470
                                                                 ----------     ----------
     Net decrease in cash and cash equivalents                        (374)       (11,328)
     Cash and cash equivalents at beginning of period                6,619         14,195
                                                                 ----------     ----------
     Cash and cash equivalents at end of period                   $  6,245       $  2,867
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

                                                  For the Six Months Ended
                                                         June 30,
                                                 -------------------------
                                                    2001           2000
                                                 ----------     ----------
                                                      (In thousands)

Cash paid for interest                               $ 284          $ 503

Cash paid for income taxes                          10,386          2,120

Cash paid for exploration expenses                  10,499          4,346

In January 2000 the Company issued 8,400 shares of common stock to its directors and recorded compensation expense of $88,368.

In January 2001 the Company issued 8,400 shares of common stock to its directors and recorded compensation expense of $237,852

              The accompanying notes are an integral part of these
                       consolidated financial statements.

            ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
                      (In thousands, except share amounts)

                                                                                                          Accumulated
                                               Common Stock   Additional               Treasury Stock       Other         Total
                                           ------------------   Paid-in   Retained  -------------------- Comprehensive Stockholders'
                                             Shares    Amount   Capital   Earnings   Shares     Amount      Income        Equity
                                           ----------  ------ ---------- ---------- --------- ---------- ------------- -------------

Balance, December 31, 1999                 27,893,910  $  279 $  123,974 $  67,230  (365,600) $  (2,995) $        284  $    188,772

Comprehensive income:
    Net Income                                      -       -          -    55,620         -         -              -        55,620
    Unrealized net loss on marketable equity
       securities available for sale                -       -          -         -         -         -           (143)         (143)
                                                                                                                       -------------
Total comprehensive income                                                                                                   55,477
                                                                                                                       -------------
Cash dividends, $ 0.10 per share                    -       -          -    (2,775)        -         -              -        (2,775)
Treasury stock purchases                            -       -          -         -   (30,000)     (344)             -          (344)
Issuance for Employee Stock Purchase           32,296       -        311         -         -         -              -           311
ESPP disqualified distribution                      -       -          3         -         -         -              -             3
Sale of common stock, including income tax
       benefit of stock option exercises      619,220       6      8,597         -         -         -              -         8,603
Directors' stock compensation                   8,400       1         88         -         -         -              -            89
                                           ----------  ------ ---------- ---------- --------- --------- -------------- -------------

Balance, December 31, 2000                 28,553,826  $  286 $  132,973 $ 120,075  (395,600) $ (3,339) $         141  $    250,136

Comprehensive income:
    Net Income                                      -       -          -    34,627         -         -              -        34,627
    Unrealized net gain on marketable equity
       securities available for sale                -       -          -         -         -         -            168           168
    Unrealized hedge loss                           -       -          -         -         -         -         (1,352)       (1,352)
                                                                                                                       -------------
Total comprehensive income                                                                                                   33,443
                                                                                                                       -------------
Cash dividends, $ 0.05 per share                    -       -          -    (1,413)        -         -              -        (1,413)
Treasury stock purchases                            -       -          -         -   514,300)  (10,949)             -       (10,949)
Issuance for Employee Stock Purchase Plan       8,333       -        149         -         -         -              -           149
Sale of common stock, including income tax
       benefit of stock option exercises      112,111       1      2,264         -         -         -              -         2,265
Directors' stock compensation                   8,400       -        238         -         -         -              -           238
                                           ----------  ------ ---------- ---------- --------- --------- -------------- -------------

Balance, June 30, 2001                     28,682,670  $  287 $  135,624 $ 153,289  (909,900) $(14,288) $      (1,043) $     273,869
                                           ==========  ====== ========== ========== ========= ========= ============== =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

            ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                ----------------

                                  June 30, 2001

Note 1 - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of
St. Mary Land & Exploration Company and Subsidiaries ("St. Mary" or the
"Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in St. Mary's Annual Report on Form 10-K for the year ended December 31, 2000. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

     The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements in the Form 10-K for the year ended December 31, 2000. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Form 10-K.

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
During the second quarter of 2001 the Company repurchased 434,000 shares of its common stock under the program at a weighted average price of $20.67 per share, bringing the total number of shares repurchased under the program to 909,900 at a weighted average price of $15.49 per share. Additional purchases of shares by the Company may occur as market conditions warrant. Such purchases would be funded with internal cash flows and borrowings under the Company's credit facility.

     In April 2001 the Company sold 100,000 put options on its own common stock for $99,000 in cash. These put options gave the holder the right to require the
Company to purchase up to 100,000 shares of its own common stock from the holder at $20.22 per share on July 11, 2001. These options expired unexercised. In June
2001 the Company sold 100,000 put options on its own common stock for $94,000 in cash. These put options give the holder the right to require the Company to purchase up to 100,000 shares of its own common stock from the holder at $19.22 per share on September 24, 2001.

Note 3 - Income Taxes

     Federal income tax expense for the three and six months ended June 30, 2001 and 2000 differ from the amounts that would be provided by applying the statutory U.S. Federal income tax rate to income before income taxes primarily due to Section 29 credits, percentage depletion, and the effect of state income taxes. During 2000 the Company utilized its net operating loss carryover and resulting deferred tax asset from 1999. At June 30, 2001 the Company's current portion of income tax expense was $9,361,000. Accounts payable and accrued expenses includes income tax payable of $137,000 at June 2001.

Note 4 - Long-term Debt

     On April 30, 2001 St. Mary entered into an agreement to amend the existing long-term revolving credit agreement. The maximum loan amount remains at $200.0 million. The lender may periodically re-determine the aggregate borrowing base depending upon the value of St. Mary's oil and gas properties and other assets. The amendment increases the borrowing base by $30.0 million to
$170.0 million. The accepted borrowing base was $40.0 million at June 30, 2001.
The credit agreement has a maturity date of December 31, 2006, and includes a revolving period that matures on June 30, 2003. The amended agreement deletes all references to and provisions of the short-term tranche previously available to St. Mary. The Company must comply with certain covenants including maintenance of stockholders' equity at a specified level and limitations on additional indebtedness. The Company had $13,400,000 in outstanding borrowings under its revolving credit agreement as of June 30, 2001, and the weighted average interest rate paid for the six months ended June 30, 2001 was 9.0%
including commitment fees paid on the unused portion of the borrowing base. The
Company's debt to total capitalization ratio as defined under the agreement was
4.7% as of June 30, 2001.

Note 5 - Financial Instruments

     On January 1, 2001 the Company adopted Statement of Financial Accounting
Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging
Activities." The adoption of SFAS No. 133 resulted in the Company recording a liability of $45,699,000 for the fair value of the derivative instruments at
January 1, 2001. The Company's adoption entry resulted in deferral of the recognition of this liability to accumulated other comprehensive loss of
$28,587,000 at January 1, 2001. During the first six months of 2001 the Company recognized no additional hedge loss from hedge ineffectiveness on derivative instruments that were designated and qualified as cash flow hedging instruments.
The Company anticipates that all hedge transactions will occur as expected.
Based on current prices we anticipate that $1.6 million of the after tax loss amount included in accumulated and other comprehensive income will be included in earnings during the next 12 months.

     The Company seeks to protect its rate of return on acquisitions of producing properties by hedging cash flow when the economic criteria from its evaluation and pricing model indicate it would be appropriate. Management's strategy is to hedge cash flows from investments requiring a gas price in excess of $3.25 per Mcf and an oil price in excess of $22.50 per Bbl in order to meet minimum rate-of-return criteria. The Company anticipates this strategy will result in the hedging of future cash flow from acquisitions. St. Mary generally limits its aggregate hedge position to no more than 35% of its total production but will hedge up to 50% of total production in certain circumstances. The
Company seeks to minimize basis risk and index the majority of oil hedges to
NYMEX prices and the majority of gas hedges to various regional index prices associated with pipelines in proximity to its areas of gas production.

Note 6 - Newly Issued Accounting Standards

     In June 2001 the Financial Accounting Standards Board ("FASB") issued SFAS
No. 141, "Business Combinations." Under this statement all business combinations must be accounted for under the purchase method. The pooling method is no longer allowed. The statement also establishes criteria to assess when to recognize intangible assets separately from goodwill. SFAS No. 141 is effective for business combinations initiated after June 30, 2001 and for all business combinations using the purchase method for which the date of acquisition is after June 30, 2001. At this time the Company has no pending business combinations that would be affected by the adoption of this statement.

     In June 2001 the FASB issued SFAS No. 142, "Goodwill and Other Intangible
Assets." This statement addresses the accounting for goodwill and other intangible assets and provides specific guidance for testing goodwill and other intangible assets for impairment. This statement is effective for fiscal years beginning after December 15, 2001. The Company does not anticipate that the adoption of this statement will have a material effect on the Company's financial position or results of operations.

     In July 2001 the FASB issued SFAS No. 143, "Accounting for Asset Retirement
Obligations." This statement requires companies to recognize the fair value of an asset retirement liability in the financial statements by capitalizing that cost as part of the cost of the related long-lived asset. The asset retirement liability should then be allocated to expense by using a systematic and rational method. The statement is effective for fiscal years beginning after June 15,
2002. The Company has not yet determined the impact of adoption of this statement.

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

o    forecasted production, lease operating expenses, transportation costs,
     DD&A, general and administrative expenses, and current income taxes for future periods,
o    the amount and nature of future capital, development and exploration expenditures,
o    the drilling of wells,
o    reserve estimates and the estimates of both future net revenues and the present value of future net revenues that are included in their calculation,
o    future oil and gas production estimates,
o    repayment of debt,
o    business strategies,
o    expansion and growth of operations, and
o    other similar matters.

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

                                                       Three Months                   Six Months
                                                       ------------                   ----------
                                                      Ended June 30,                Ended June 30,
                                                      --------------                --------------
                                                   2001           2000           2001           2000
                                                   ----           ----           ----           ----
                                                (In thousands, except per     (In thousands, except per
                                                      volume data)                  volume data)
 Oil and gas production revenues:
    Gas production                               $ 40,970       $ 31,050       $ 93,350       $ 55,106
    Oil production                                 14,451         12,770         29,986         25,726
                                                 --------       --------       --------       --------
        Total                                    $ 55,421       $ 43,820       $123,336       $ 80,832
                                                 ========       ========       ========       ========
Net production:
   Gas (MMcf)                                      10,041          9,535         19,650         18,781
   Oil (MBbls)                                        595            573          1,203          1,114
                                                 --------       --------       --------        -------
   MCFE                                            13,611         12,973         26,868         25,464
                                                 ========       ========       ========        =======
Average sales price (1):
   Gas (per Mcf)                                 $   4.08       $   3.26       $   4.75       $   2.93
   Oil (per Bbl)                                 $  24.30       $  22.29       $  24.92       $  23.10

Oil and gas production costs:
   Lease operating expense                       $  9,826       $  5,594       $ 17,364       $ 11,509
   Transportation costs                               541            481          1,138            824
   Production taxes                                 3,069          2,547          6,991          4,715
                                                 --------       --------       --------       --------
      Total                                      $ 13,436       $  8,622       $ 25,493       $ 17,048
                                                 ========       ========       ========       ========
Additional per MCFE data:
   Sales price                                   $   4.07       $   3.38       $   4.59       $   3.17
   Lease operating expense                           0.72           0.43           0.65           0.45
   Transportation costs                              0.04           0.04           0.04           0.03
   Production taxes                                  0.23           0.20           0.26           0.19
                                                 --------       --------       --------       --------
      Operating margin                           $   3.08       $   2.71       $   3.64       $   2.50
                                                 ========       ========       ========       ========

   Depletion, depreciation and amortization      $   0.95       $   0.64       $   0.90       $   0.67
   Impairment of proved properties               $   0.01       $   0.07       $   0.01       $   0.08
   General and administrative                    $   0.26       $   0.18       $   0.28       $   0.20
   --------------------------------
      (1)Includes the effects of St. Mary's hedging activities.

Three-Month Comparison

     Oil and Gas Production Revenues. St. Mary's quarterly oil and gas production revenues increased $11.6 million, or 26% to $55.4 million for the three months ended June 30, 2001, compared with $43.8 million for the same period in 2000. The increase was the result of an oil production volume increase of 4%, a gas production increase of 5% and increases in the average price received for both oil and gas in the second quarter of 2001 compared to 2000.
The average realized gas price increased 25% to $4.08 per Mcf, while the average realized oil price increased 9% to $24.30 per Bbl. Average net daily production increased to 149.6 MMCFE for 2001 compared with 142.6 MMCFE in 2000. Our
December 2000 acquisition of JN Exploration et al properties added $3.5 million of revenue and average net daily production of 8.2 MMCFE to the second quarter of 2001.

     St. Mary hedged approximately 32% or 190 MBbls of its oil production for the three months ended June 30, 2001, and realized a $775,000 decrease in oil revenue attributable to hedging compared with a $3.2 million decrease in 2000.
Without these contracts we would have received an average price of $25.60 per
Bbl in the second quarter of 2001 compared to $27.83 per Bbl in 2000. St. Mary also hedged 42% of its 2001 second quarter gas production or 4.6 million MMBtu and realized a $5.1 million decrease in gas revenue compared with a $3.2 million decrease in gas revenue in 2000. Without these contracts we would have received an average price of $4.51 per Mcf for the three months ended June 30, 2001, compared to $3.84 per Mcf for the same period in 2000.

     Gain on sale of proved properties. Gain on sale of proved properties decreased $2.3 million for the quarter ended June 30, 2001 compared to the same period in 2000. There have been no significant sales of proved properties in
2001.

     Oil and Gas Production Costs. Oil and gas production costs consist of lease operating expense, production taxes and transportation expenses. Total production costs increased $4.8 million or 56% to $13.4 million for the three months ended June 30, 2001, from $8.6 million in 2000. In the second quarter of
2001 we experienced a $1.5 million increase in non-recurring LOE as we took advantage of workover rig availability. Williston basin acquisitions in the last half of 2000 added an additional $600,000 of LOE to 2001. Our JN Exploration et al acquisition properties represented $566,000 of the total increase. We have also experienced higher recurring LOE costs in the Williston basin, the Permian basin and the Gulf Coast/GOM as a result of increased competition for limited availability of services. In addition, higher production taxes and transportation expenses resulting from higher oil and gas revenues account for the remaining 12% of the increase. Total oil and gas production costs per MCFE increased 50% to $0.99 for the six months ended June 30, 2001 compared with
$0.66 for 2000. An $0.11 per MCFE increase was due to the increase in non-recurring LOE. A $0.09 per MCFE increase was due to the acquisitions previously discussed. Another $0.04 per MCFE increase was due to increased production taxes and transportation expenses.

     Depreciation, Depletion, Amortization and Impairment. Depreciation,
depletion and amortization expense ("DD&A") increased $4.6 million or 55% to
$12.9 million for the three months ended June 30, 2001, from $8.3 million in
2000. DD&A per MCFE increased by 48% to $0.95 for the second quarter of 2001 compared with $0.64 in 2000. This increase reflects acquisitions and drilling results in 2000 and 2001 that have added costs at a higher per-unit rate. The unit rate was further affected by downward adjustments to reserves due to pricing adjustments at June 30, 2001.

     St. Mary reviews its producing properties for impairments when events or changes in circumstances indicate that an impairment in value may have occurred.
The impairment test compares the expected undiscounted future net revenues on a field-by-field basis with the related net capitalized costs at the end of each period. When the net capitalized costs exceed the undiscounted future net revenues, the cost of the property is written down to fair value, which is determined using future net revenues for the producing property discounted at
15%. Future net revenues are estimated using prices based on NYMEX strip that are then escalated for each of the next 5 years and include the estimated effects of hedging contracts in place at December 31, 2000. We recorded a
$73,000 impairment of proved oil and gas properties in the second quarter of
2001 compared with $863,000 in 2000.

     Abandonment and impairment of unproved properties was $608,000 for the three months ended June 30, 2001, compared with $609,000 in 2000.

     Exploration. Exploration expense increased $491,000 or 30% to $2.1 million for the three months ended June 30, 2001, compared with $1.7 million in 2000.
The increase resulted from an increase in personnel costs associated with exploration activity.

     General and Administrative. General and administrative expenses increased
$1.2 million or 52% to $3.5 million for the three months ended June 30, 2001, compared with $2.3 million in 2000. Increases in compensation expense associated with increased personnel, our incentive plans and general cost inflation were partially offset by a $247,000 increase in COPAS overhead reimbursement from operations.

     Income Taxes. Income tax expense totaled $8.9 million for the three months ended June 30, 2001, and $9.4 million in 2000, resulting in effective tax rates of 38.4% and 39.1%, respectively.

     Net Income. Net income for the three months ended June 30, 2001 decreased
$363,000 to $14.2 million compared with $14.6 million in 2000. A 25% increase in gas prices and a 9% increase in oil prices combined with a 4% increase in oil production and a 5% increase in gas production resulted in an $11.6 million increase in oil and gas production revenue. This increase was offset by a $4.8 million increase in oil and gas production costs, a $4.6 million increase in
DD&A as well as a $1.2 million increase in general and administrative expense. Net income for the three months ended June 30, 2000 also included a
$2.3 million pre-tax nonrecurring gain on the sale of proved property.

Six-Month Comparison

     Oil and Gas Production Revenues. St. Mary experienced an increase in oil and gas production revenues of $42.5 million, or 53% to $123.3 million for the six months ended June 30, 2001, compared with $80.8 million for the same period in 2000. The increase was the result of an oil production volume increase of 8%, a gas production increase of 5% and increases in the average price received for both oil and gas in the first six months of 2001 compared to 2000. The average realized gas price increased 62% to $4.75 per Mcf, while the average realized oil price increased 8% to $24.92 per Bbl. Average net daily production increased to 148.4 MMCFE for the first six months of 2001 compared with 139.9 MMCFE in
2000. Our December 2000 acquisition of JN Exploration et al properties added
$8.4 million of revenue and average net daily production of 8.0 MMCFE for the six months ended June 30, 2001.

     St. Mary hedged approximately 32% or 384 MBbls of its oil production for the six months ended June 30, 2001, and realized a $1.9 million decrease in oil revenue attributable to hedging compared with a $5.3 million decrease in 2000.
Without these contracts we would have received an average price of $26.48 per
Bbl for the six months ended June 30, 2001 compared to $27.90 per Bbl in 2000.
St. Mary also hedged 43% of its gas production or 9.2 million MMBtu and realized a $20.4 million decrease in gas revenue for the six months ended June 30, 2001 compared with a $3.2 million decrease in gas revenue in 2000. Without these contracts we would have received an average price of $5.79 per Mcf for the six months ended June 30, 2001, compared to $3.04 per Mcf for the same period in
2000.

     Gain on sale of proved properties. Gain on sale of proved properties decreased $2.3 million for the six months ended June 30, 2001 compared to the same period in 2000. There have been no significant sales of proved properties in 2001.

     Oil and Gas Production Costs. Oil and gas production costs consist of lease operating expense, production taxes and transportation expenses. Total production costs increased $8.4 million or 50% to $25.5 million for the six months ended June 30, 2001, from $17.0 million in 2000. In the first six months of 2001 we experienced a $1.3 million increase in non-recurring LOE as we took advantage of workover rig availability. Williston basin acquisitions in the last half of 2000 added an additional $1.3 million of LOE to 2001. Our JN Exploration et al acquisition properties represented $1.2 million of the total increase. We have also experienced higher recurring LOE costs in the Williston basin, the
Permian basin and the Gulf Coast/GOM as a result of increased competition for limited availability of services. In addition, higher production taxes and transportation expenses resulting from higher oil and gas revenues account for the remaining 31% of the increase. Total oil and gas production costs per MCFE increased 42% to $0.95 for the six months ended June 30, 2001 compared with
$0.67 for 2000. A $0.09 per MCFE increase was due to the acquisitions previously discussed. Another $0.09 per MCFE increase was due to increased production taxes and transportation expenses. A $0.05 per MCFE increase was due to the increase in non-recurring LOE.

     Depreciation, Depletion, Amortization and Impairment. DD&A increased
$7.0 million or 41% to $24.2 million for the six months ended June 30, 2001, from $17.2 million in 2000. DD&A per MCFE increased by 33% to $0.90 for the six months ended June 30, 2001 compared with $.67 in 2000. This increase reflects acquisitions and drilling results in 2000 and 2001 that added costs at a higher per unit rate. The unit rate was further affected by downward adjustments to reserves due to pricing adjustments at June 30, 2001.

     St. Mary reviews its producing properties for impairments when events or changes in circumstances indicate that an impairment in value may have occurred.
The impairment test compares the expected undiscounted future net revenues on a field-by-field basis with the related net capitalized costs at the end of each period. When the net capitalized costs exceed the undiscounted future net revenues, the cost of the property is written down to fair value, which is determined using future net revenues for the producing property discounted at
15%. Future net revenues are estimated using prices based on NYMEX strip that are then escalated for each of the next 5 years and include the estimated effects of hedging contracts in place at December 31, 2000. We recorded a
$244,000 impairment of proved oil and gas properties for the six months ended
June 30, 2001 compared with $2.0 million in 2000.

     Abandonment and impairment of unproved properties were $1.1 million for the six months ended June 30, 2001, compared with $1.3 million in 2000.

     Exploration. Exploration expense increased $6.1 million or 139% to $10.5 million for the six months ended June 30, 2001, compared with $4.4 million in
2000. The increase resulted from a $3.6 million increase in exploratory dry holes, an $875,000 increase in geological and geophysical expense and an increase in personnel costs associated with exploration activity of $1.6 million.

     General and Administrative. General and administrative expenses increased
$2.5 million or 48% to $7.6 million for the six months ended June 30, 2001, compared with $5.1 million in 2000. Increases in compensation expense associated with increased personnel, our incentive plans and general cost inflation were partially offset by a $557,000 increase in COPAS overhead reimbursement from operations.

     Income Taxes. Income tax expense totaled $20.4 million for the six months ended June 30, 2001, and $13.8 million in 2000, resulting in effective tax rates of 37.0% and 38.1%, respectively.

     Net Income. Net income for the six months ended June 30, 2001 increased
$12.1 million or 54% to $34.6 million compared with $22.5 million in 2000. A 62%
increase in gas prices and an 8% increase in oil prices combined with an 8%
increase in oil production and a 5% increase in gas production resulted in a
$42.5 million increase in oil and gas production revenue. This increase was offset by corresponding increases in oil and gas production costs and DD&A as well as a $6.1 million increase in exploration expense, a $2.5 million increase in general and administrative expense and a $6.5 million increase in income tax expense. A re-tax gain on the sale of proved properties of $2.3 million in 2000 was partially offset by decreases in proved and unproved property impairments.

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

     Cash Flow. St. Mary's net cash provided by operating activities increased
$50.3 million or 223% to $72.9 million for the six months ended June 30, 2001 compared with $22.5 million in 2000. The increase reflects the effect of the increase in oil and gas production revenues, a general increase in non-cash expenses and an increase in accounts payable for the period ended June 30, 2001 that are offset by an increase in accounts receivable for the period ended June
30, 2000.

     Exploratory dry hole costs are included in cash flows from investing activities even though these costs are expensed as incurred. If exploratory dry hole costs had been included in operating cash flows, the net cash provided by operating activities would have been $62.4 million and $18.2 million in the first six months of 2001 and 2000, respectively.

     Net cash used in investing activities increased $17.7 million or 49% to
$54.0 million for the six months ended June 30, 2001, compared with $36.3 million in 2000. This increase is due to increased capital expenditures and a decrease in proceeds from the sale of oil and gas properties that are partially offset by the receipt of $7.0 million of proceeds from the December 2000 sale of
KMOC stock. Total capital expenditures, including acquisitions of oil and gas properties, in the first six months of 2001 increased $22.7 million or 58% to
$61.7 million compared with $39.0 million in the first half of 2000.

     If exploratory dry hole costs had been included in operating cash flows rather than in investing cash flows, net cash used in investing activities would have been $43.5 million and $32.0 million in the first six months of 2001 and
2000, respectively.

     Net cash used in financing activities increased $21.7 million to $19.2 million for the six months ended June 30, 2001, compared with net cash provided by financing activities of $2.5 million in 2000. St. Mary made net repayments of
$8.6 million of debt in 2001 compared to an $850,000 debt increase in 2000.
Additionally, we repurchased $10.6 million more of our own common stock and received $1.6 million less in proceeds from the sale of our common stock during the first two quarters of 2001 compared to 2000. All sales of our common stock resulted from stock option exercises and sales under St. Mary's employee stock purchase plan.

     St. Mary had $6.2 million in cash and cash equivalents and had working capital of $33.1 million as of June 30, 2001, compared with $6.6 million in cash and cash equivalents and working capital of $40.6 million at December 31, 2000.
The small change in cash and cash equivalents reflects that our cash provided by operations was sufficient to cover our increased capital expenditures, our debt repayment and our repurchase of St. Mary's common stock during the first six months of 2001.

     Credit Facility. On April 30, 2001 St. Mary entered into an agreement to amend the existing long-term revolving credit agreement. The maximum loan amount remains at $200.0 million. The lender may periodically re-determine the aggregate borrowing base depending upon the value of St. Mary's oil and gas properties and other assets. The amendment increases the borrowing base by $30.0 million to $170.0 million. The accepted borrowing base was $40.0 million at June
30, 2001. The credit agreement has a maturity date of December 31, 2006, and includes a revolving period that matures on June 30, 2003. The amended agreement deletes all references to and provisions of the short-term tranche previously available to St. Mary. We must comply with certain covenants including maintenance of stockholders' equity at a specified level and limitations on additional indebtedness. As of June 30, 2001 and December 31, 2000, $13.4
million and $22.0 million, respectively, was outstanding under this credit agreement. These outstanding balances accrue interest at rates determined by St
Mary's debt to total capitalization ratio. During the revolving period of the loan, loan balances accrue interest at our option of either (1) the higher of the federal funds rate plus 1/2% or the prime rate, or (2) LIBOR plus 3/4% when our debt to total capitalization is less than 30%, up to a maximum of either (a)
the higher of the federal funds rate plus 3/4% or the prime rate plus 1/4%, or
(b) LIBOR plus 1-3/8% when our debt to total capitalization is equal to or greater than 50%. The debt to total capitalization ratio as defined under the agreement was 4.7% as of June 30, 2001.

     Common Stock. At the annual shareholder meeting on May 23, 2001 the shareholders of St. Mary voted to increase the amount of authorized common shares to 100,000,000.

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

     In August 1998 St. Mary's board of directors authorized a stock repurchase program whereby we may purchase from time-to-time, in open market transactions or negotiated sales, up to two million of our common shares. Through December
31, 2000 we had repurchased a total of 395,600 shares of St. Mary's common stock under the program for $3.3 million at a weighted average price of $8.44 per share. To date in 2001 we have repurchased an additional 514,300 shares for a weighted average price of $20.91 per share. We anticipate that additional purchases of shares may occur as market conditions warrant. As part of this program we sold put options in April 2001 whereby the holder had the right to require St. Mary to purchase up to 100,000 shares of St. Mary's common stock from the holder at $20.22 per share on July 11, 2001. We received a $99,000 premium from this sale. These options expired unexercised. In June 2001 we sold additional put options whereby we could be required to purchase up to 100,000 shares of our common stock from the holder at $19.22 per share on September 24,
2001. We received a $94,000 premium from this sale. Any future purchases will be funded with internal cash flow and borrowings under St. Mary's credit facility.

     Capital and Exploration Expenditures Incurred. St. Mary's expenditures for exploration and development of oil and gas properties and acquisitions are the primary use of its capital resources. The following table sets forth certain information regarding the costs incurred by St. Mary in its oil and gas activities during the periods indicated.

                                            Capital and Exploration Expenditures
                                            ------------------------------------
                                                   Six Months Ended June 30,
                                                   -------------------------
                                                      2001        2000
                                                      ----        ----
                                                       (In thousands)

          Development                               $ 43,451    $ 20,336
          Domestic Exploration                        14,639       5,939
          Acquisitions:
            Proved                                       301      10,792
            Unproved                                  10,110       1,944
                                                    --------    --------
          Total                                     $ 68,501    $ 39,011
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

     St. Mary's total costs incurred in the first six months of 2001 increased
$29.5 million or 76% compared to the first six months of 2000. Unproved property acquisitions increased by $8.2 million as a result of an increase in general leasing activity and our acquisition of leases in the Hanging Woman Basin of
Montana and Wyoming for coalbed methane development. We spent $68.2 million in the first six months of 2001 for unproved property acquisitions and domestic exploration and development compared to $28.2 million for the comparable period in 2000. This increase is primarily the result of increased drilling activity.

     Outlook. Management believes that St Mary's existing capital resources, cash flows from operations and available borrowings are sufficient to meet its anticipated capital and operating requirements for the remainder of 2001.

     We now anticipate spending approximately $160.0 million for capital and exploration expenditures in 2001 with $130.0 million allocated for ongoing exploration and development and $30.0 million for acquisitions of producing properties. Anticipated ongoing exploration and development expenditures for each of St. Mary's core areas is as follows:

o    Mid-Continent region                             $ 46.0 million
o    Gulf Coast and Gulf of Mexico region             $ 38.0 million
o    ArkLaTex region                                  $ 14.0 million
o    Williston Basin                                  $ 26.0 million
o    Permian Basin and other                          $  6.0 million

     The amount not funded from our internally generated cash flow in 2001 can be funded from our credit facility. The amount and allocation of future capital and exploration expenditures will depend upon a number of factors including the number and size of available acquisition opportunities and our ability to assimilate these acquisitions. Also, the impact of oil and gas prices on investment opportunities, the availability of capital and borrowing capability and the success of our development and exploratory activity could lead to funding requirements for further development.

     Natural gas prices continue to decline, but still remain at a high level of approximately $3.00 per MMBTU while oil prices remain good. Our production base and balance sheet are strong. We are seeing rig and service availability ease and costs flattening, and in some cases declining modestly. However, the acquisition market for properties remains overheated. We remain disciplined and patient and have reduced our forecast of added production from acquisitions from
2.6 BCFE to 0.5 BCFE. We are currently forecasting the following information for
St. Mary for 2001:

o    Production                                         55-57 BCFE
o    Lease operating expense, including
     production taxes and transportation                $0.85-0.95/MCFE
o    Depreciation, depletion and amortization           $0.95-1.00/MCFE
o    General and administrative expense                 $0.26-0.30/MCFE
o    Current income taxes paid are expected
     to approximate between 20% and 25% of
     total tax expense and will depend
     upon prices we receive and actual
     expenditures for intangible drilling costs
o    Discretionary cash flows-a common industry
     financial measure computed as net income
     using a NYMEX gas price of $4.70 and a NYMEX
     oil price of $27.40 plus depreciation,
     depletion, amortization, impairments,
     deferred taxes and exploration expense             $5.00-$5.50/common share

     St. Mary seeks to protect its rate of return on acquisitions of producing properties by hedging cash flow when the economic criteria from its evaluation and pricing model indicate it would be appropriate. Management's strategy is to hedge cash flows from investments requiring a gas price in excess of $3.25 per
Mcf and an oil price in excess of $22.50 per Bbl in order to meet minimum rate-of-return criteria. We anticipate this strategy will result in the hedging of future cash flow from acquisitions. We generally limit St. Mary's aggregate hedge position to no more than 35% of total production but will hedge up to 50%
of total production in certain circumstances. We seek to minimize basis risk and index the majority of oil hedges to NYMEX prices and the majority of gas hedges to various regional index prices associated with pipelines in proximity to St.
Mary's areas of gas production. Please see the discussion in Accounting Matters below. Including hedges entered into since June 30, 2001 we have hedged as follows:

Swaps:
------                      Average       Quantity       Average
        Product          Volumes/month      Type       Fixed price    Duration
        -------          -------------    --------     -----------    --------
      Natural Gas            96,000         MMBtu         $4.71       06/01 - 12/01
      Natural Gas            84,000         MMBtu         $4.16       01/02 - 12/02

          Oil                12,400          Bbls        $23.49       06/01 - 12/01
          Oil                 4,600          Bbls        $23.23       01/02 - 12/02

Collars:
--------                   Average
        Product         Volumes/month    Ceiling Price    Floor Price      Duration
        -------         -------------    -------------    -----------      --------
      Natural Gas       150,000 MMBtu         $2.9400          $2.3000     06/01 - 12/01
      Natural Gas       150,000 MMBtu         $2.9000          $2.3000     06/01 - 12/01
      Natural Gas       250,000 MMBtu         $2.8775          $2.3540     06/01 - 12/01
      Natural Gas       250,000 MMBtu         $2.8192          $2.3540     06/01 - 12/01
      Natural Gas       250,000 MMBtu         $3.5000          $2.4000     06/01 - 12/01
      Natural Gas       350,000 MMBtu         $5.8000          $3.0000     06/01 - 12/01

          Oil             7,500 Bbls         $20.6400         $16.4400     06/01 - 12/01
          Oil             7,500 Bbls         $20.9000         $16.7000     06/01 - 12/01
          Oil            15,000 Bbls         $27.2200         $19.0000     06/01 - 12/01
          Oil             7,000 Bbls         $21.0000         $18.0000     06/01 - 12/01
          Oil            10,000 Bbls         $25.1000         $19.5000     06/01 - 12/01

     If all these commodity hedging contracts had closed on June 30, 2001 St.
Mary would have been required to pay approximately $2.0 million based on quarter-end pricing. As of that date we had no margin deposits outstanding to counterparties.

     On June 30, 2001 St. Mary owned shares of KMOC stock that Management believes has a current market value in excess of its carrying value.

Accounting Matters

     On January 1, 2001 we adopted Statement of Financial Accounting Standards
("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging
Activities." The adoption of SFAS No. 133 resulted in St. Mary recording a liability of $45.7 million for the fair value of the derivative instruments at
January 1, 2001. The adoption entry resulted in deferral of the recognition of this liability to accumulated other comprehensive loss of $28.6 million at
January 1, 2001. During the first six months of 2001 we recognized no additional hedge gain or loss from hedge ineffectiveness on derivative instruments that were designated and qualified as cash flow hedging instruments. We anticipate that all hedge transactions will occur as expected. Based on current prices we anticipate that $1.6 million of the after tax loss amount included in accumulated and other comprehensive income will be included in earnings during the next 12 months.

     In June 2001 the Financial Accounting Standards Board ("FASB") issued SFAS
No. 141, "Business Combinations." Under this statement all business combinations must be accounted for under the purchase method. The pooling method is no longer allowed. The statement also establishes criteria to assess when to recognize intangible assets separately from goodwill. SFAS No. 141 is effective for business combinations initiated after June 30, 2001 and for all business combinations using the purchase method for which the date of acquisition is after June 30, 2001. At this time we have no pending business combinations that would be affected by the adoption of this statement.

     In June 2001 the FASB issued SFAS No. 142, "Goodwill and Other Intangible
Assets." This statement addresses the accounting for goodwill and other intangible assets and provides specific guidance for testing goodwill and other intangible assets for impairment. This statement is effective for fiscal years beginning after December 15, 2001. We do not anticipate that the adoption of this statement will have a material effect on our financial position or results of operations.

     In July 2001 the FASB issued SFAS No. 143, "Accounting for Asset Retirement
Obligations." This statement requires companies to recognize the fair value of an asset retirement liability in the financial statements by capitalizing that cost as part of the cost of the related long-lived asset. The asset retirement liability should then be allocated to expense by using a systematic and rational method. The statement is effective for fiscal years beginning after June 15,
2002. St. Mary has not yet determined the impact of adoption of this statement.

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

     A hypothetical $0.10 per MMBtu change in St. Mary's quarter-end market prices for natural gas swaps and futures contracts on a notional amount of 10.0 million MMBtu would cause a potential $419,000 change in net income before income taxes for contracts in place on June 30, 2001. A hypothetical $1.00 per
Bbl change in our quarter-end market prices for crude oil swaps and future contracts on a notional amount of 423 MBbls would cause a potential $305,000 change in net income before income taxes for oil contracts in place on June 30,
2001. These hypothetical changes were discounted to present value using a 7.5%
discount rate since the latest expected maturity date of certain swaps and futures contracts is greater than one year from the reporting date.

     Interest Rate Risk. Market risk is estimated as the potential change in fair value resulting from an immediate hypothetical one percentage point parallel shift in the yield curve. A sensitivity analysis presents the hypothetical change in fair value of those financial instruments held by St.
Mary at June 30, 2001, which are sensitive to changes in interest rates. For fixed-rate debt, interest rate changes affect the fair market value but do not impact results of operations or cash flows. Conversely for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future results of operations and cash flows, assuming other factors are held constant. The carrying amount of our floating rate debt approximates its fair value. At June 30, 2001, we had floating rate debt of $13.4 million and had no fixed rate debt. Assuming constant debt levels, the impact on results of operations and cash flows for the remainder of the year resulting from a one-percentage-point change in interest rates would be approximately $67,000 before taxes.

PART II.  OTHER INFORMATION

ITEM 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------
         (c) In April 2001 St. Mary sold to a single purchaser 100,000 put options on its own common stock for $99,000 in cash. Those put options gave the holder the right to require St. Mary to purchase up to 100,000 shares of its own common stock from the holder at $20.22 per share on
         July 11, 2001. Those options expired unexercised. In June 2001 St. Mary sold to a different single purchaser 100,000 put options on its own common stock for $94,000 in cash. These put options give the holder the right to require St. Mary to purchase up to 100,000 shares of its own common stock from the holder at $19.22 per share on September 24, 2001.
         The above securities were not registered under the Securities Act of
         1933 in reliance on the exemption from registration provided by Section
         4(2) of the Securities Act for transactions by an issuer not involving any public offering since the two purchasers are accredited investors and the option documents reflect the fact that the purchasers purchased the securities for their own account without a view to the distribution thereof.

ITEM 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
         At the Company's annual stockholders' meeting on May 23, 2001, the shareholders approved management's current slate of directors. The directors elected and the vote tabulation for each director are as follows:

                 Director                     For                  Withheld
                 --------                     ---                  --------
                 Larry W. Bickle              20,697,508           192,867
                 William J. Gardiner          20,697,508           192,867
                 R. James Nicholson           20,697,508           192,867
                 Ronald D. Boone              20,697,508           192,867
                 Mark A. Hellerstein          20,697,508           192,867
                 Arend J. Sandbulte           20,697,508           192,867
                 Thomas E. Congdon            20,697,508           192,867
                 Jack Hunt                    20,660,993           229,382
                 John M. Seidl                20,697,508           192,867
                 David C. Dudley              20,697,508           192,867
                 Robert L. Nance              20,697,508           192,867

         Also at the Company's annual stockholders' meeting on May 23, 2001, the shareholders approved an amendment to the Company's certificate of incorporation to increase the number of authorized shares of common stock from 50,000,000 to 100,000,000. The proposal was approved by a majority of the stockholders as indicated by the following tabulation of votes:

                  For:                          18,216,189
                  Against:                       2,466,815
                  Abstain:                         207,369
                  Broker non-votes:                      2

         Also at the Company's annual stockholders' meeting on May 23, 2001, the shareholders approved amendments to the Company's stock option plans to increase the number of shares of common stock authorized for issuance under the plans from 3,300,000 to 4,300,000. The proposal was approved by a majority of the stockholders as indicated by the following tabulation of votes:

                  For:                          15,012,428
                  Against:                       5,702,421
                  Abstain:                         175,524
                  Broker non-votes:                      2

ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------
         (a)      Exhibit    Description
                  -------    -----------

                  3.1        Restated Certificate of Incorporation of St Mary
                             Land & Exploration Company as amended in
                             May 2001
                  3.2        Certificate of Amendment to Restated Certificate
                             of Incorporation of St Mary Land & Exploration
                             Company dated May 23, 2001
                  10.1       First Amendment to St. Mary Land & Expoloration
                             Company Employee Stock Purchase Plan dated
                             February 27, 2001
                  10.2       Third Amendment to Credit Agreement dated
                             April 30, 2001

         (b)      No reports on Form 8-K were filed during the quarter ended
                  June 30, 2001.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                       ST. MARY LAND & EXPLORATION COMPANY

August 10, 2001                        By  /s/ MARK A. HELLERSTEIN
                                           -----------------------
                                           Mark A. Hellerstein
                                           President and Chief Executive Officer

August 10, 2001                        By  /s/ RICHARD C. NORRIS
                                           ---------------------
                                           Richard C. Norris
                                           Vice President - Finance, Secretary
                                           and Treasurer

August 10, 2001                        By  /s/ GARRY A. WILKENING
                                           ----------------------
                                           Garry A. Wilkening
                                           Vice President - Administration and
                                           Controller