Form 10-Q
period 2001-09-30
ST MARY LAND & EXPLORATION CO
filed 2001-11-13
CIK 893538

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2001

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

As of November 7, 2001 the  registrant  had  27,733,684  shares of common stock,
$.01 par value, outstanding.

                     ST. MARY LAND & EXPLORATION COMPANY

                                      INDEX

Part I.    FINANCIAL INFORMATION                                            PAGE
                                                                            ----

           Item 1.         Financial Statements (Unaudited)

                           Consolidated Balance
                           Sheets - September 30, 2001 and
                           December 31, 2000...................................3

                           Consolidated Statements of
                           Operations - Three and Nine Months Ended
                           September 30, 2001 and 2000.........................4

                           Consolidated Statements of
                           Cash Flows - Nine Months Ended
                           September 30, 2001 and 2000.........................5

                           Consolidated Statements of
                           Stockholders' Equity - September 30, 2001
                           and December 31, 2000...............................7

                           Notes to Consolidated Financial
                           Statements - September 30, 2001.....................8

           Item 2.         Management's Discussion and Analysis
                           of Financial Condition and Results
                           of Operations......................................11

           Item 3.         Quantitative and Qualitative Disclosures
                           About Market Risk..................................21

Part II.   OTHER INFORMATION

           Item 2.         Changes in Securities and Use of Proceeds..........22

           Item 5.         Other Information..................................22

           Item 6.         Exhibits and Reports on Form 8-K...................22

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

            ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                      (In thousands, except share amounts)

                                    ASSETS                              September 30,      December 31,
                                                                       --------------     -------------
                                                                           2001               2000
                                                                       --------------     -------------

Current assets:
   Cash and cash equivalents                                               $   6,198         $   6,619
   Accounts receivable                                                        36,207            55,068
   Prepaid expenses and other                                                  2,414             2,134
   Refundable income taxes                                                     7,029                 -
   Accrued hedge asset                                                         5,342                 -
   Deferred income taxes                                                           -               163
                                                                       --------------     -------------
Total current assets                                                          57,190            63,984
                                                                       --------------     -------------
Property and equipment (successful efforts method), at cost:
   Proved oil and gas properties                                             457,983           385,076
   Less accumulated depletion, depreciation and amortization                (204,200)         (171,412)
   Unproved oil and gas properties, net of impairment
      allowance of $8,270 in 2001 and $7,956 in 2000                          54,957            35,497
   Other property and equipment, net of accumulated
      depreciation of $2,944 in 2001 and $3,600 in 2000                        3,244             3,250
                                                                       --------------     -------------
Total property and equipment                                                 311,984           252,411
                                                                       --------------     -------------
Other assets:
   Khanty Mansiysk Oil Corporation stock                                       1,651             1,651
   Other assets                                                                3,907             3,849
                                                                       --------------     -------------
Total other assets                                                             5,558             5,500
                                                                       --------------     -------------
Total Assets                                                               $ 374,732         $ 321,895
                                                                       ==============     =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                                   $  31,935         $  23,345
   Deferred income taxes                                                       1,860                 -
                                                                       --------------     -------------
Total current liabilities                                                     33,795            23,345
                                                                       --------------     -------------
Long-term liabilities:
   Long-term debt                                                             14,350            22,000
   Deferred income taxes                                                      42,494            24,820
   Other noncurrent liabilities                                                  616               987
                                                                       --------------     -------------
Total long-term liabilities                                                   57,460            47,807
                                                                       --------------     -------------

Commitments and contingencies
                                                                       --------------     -------------
Minority interest                                                                581               607
                                                                       --------------     -------------
Stockholders' equity:
   Common stock, $.01 par value: authorized - 100,000,000 shares:
   Issued and outstanding - 28,740,184 shares in 2001
      and 28,553,826 shares in 2000                                              287               286
   Additional paid-in capital                                                136,743           132,973
   Treasury stock - at cost: 1,009,900 shares in 2001
      and 395,600 shares in 2000                                             (16,210)           (3,339)
   Retained earnings                                                         158,155           120,075
   Unrealized net gain on marketable equity
      securities-available for sale                                               82               141
   Unrealized hedge gain                                                       3,839                 -
                                                                       --------------     -------------
Total stockholders' equity                                                   282,896           250,136
                                                                       --------------     -------------
Total Liabilities and Stockholders' Equity                                 $ 374,732         $ 321,895
                                                                       ==============     =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

            ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (In thousands, except per share amounts)

                                                   For the Three Months Ended   For the Nine Months Ended
                                                           September 30,              September 30,
                                                   ---------------------------  -------------------------
                                                       2001         2000           2001         2000
                                                   ------------- -------------  ------------ ------------
Operating revenues:
Oil and gas production                                $  41,859    $   54,066     $ 165,195    $ 134,898
Gain (loss) on sale of proved properties                    (71)            8           (21)       2,340
Other oil and gas revenue                                   374           188           939        1,062
Other revenues                                              494            52           666          247
                                                   ------------- -------------  ------------ ------------
Total operating revenues                                 42,656        54,314       166,779      138,547
                                                   ------------- -------------  ------------ ------------

Operating expenses:
Oil and gas production                                   14,756        10,307        40,249       27,355
Depletion, depreciation and amortization                 13,704         9,627        37,876       26,805
Exploration                                               4,347         2,346        14,858        6,749
Impairment of proved properties                             576           852           820        2,802
Abandonment and impairment of unproved properties           659           732         1,733        2,021
General and administrative                                2,804         2,343        10,361        7,438
Minority interest and other                                 283           (56)          662        1,178
                                                   ------------- -------------  ------------ ------------
Total operating expenses                                 37,129        26,151       106,559       74,348
                                                   ------------- -------------  ------------ ------------

Income from operations                                    5,527        28,163        60,220       64,199

Nonoperating income and (expense):
Interest income                                              73           252           408          655
Interest expense                                             (5)          (25)          (40)        (148)
                                                   ------------- -------------  ------------ ------------

Income before income taxes                                5,595        28,390        60,588       64,706
Income tax expense                                          734        11,251        21,100       25,084
                                                   ------------- -------------  ------------ ------------

Net income                                            $   4,861     $  17,139     $  39,488    $  39,622
                                                   ============= =============  ============ ============

Basic net income per common share                     $    0.17     $    0.61     $    1.41    $    1.43
                                                   ============= =============  ============ ============
Diluted net income per common share                   $    0.17     $    0.60     $    1.38    $    1.41
                                                   ============= =============  ============ ============

Basic weighted average common shares outstanding         27,790        27,920        28,052       27,690
                                                   ============= =============  ============ ============
Diluted weighted average common shares outstanding       28,252        28,535        28,620       28,151
                                                   ============= ============   ============ ============

Cash dividends declared per share                     $       -     $   0.025     $   0.050    $   0.075
                                                   ============= =============  ============ ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

            ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                           For the Nine Months Ended
                                                                                  September 30,
                                                                       ---------------------------------
                                                                           2001                2000
                                                                       -------------       -------------
Reconciliation of net income to net cash provided by operating activities:
   Net income                                                              $ 39,488            $ 39,622
   Adjustments to reconcile net income to net
         cash provided by operating activities:
      Loss (gain) on sale of proved properties                                   21              (2,340)
      Depletion, depreciation and amortization                               37,876              26,805
      Impairment of proved properties                                           820               2,802
      Exploration, including exploratory dry hole expense                     5,847               1,302
      Abandonment and impairment of unproved properties                       1,733               2,021
      Deferred income taxes                                                  18,700              20,585
      Minority interest and other                                              (199)                430
                                                                       -------------       -------------
                                                                            104,286              91,227
   Changes in current assets and liabilities:
      Accounts receivable                                                     9,647             (30,333)
      Prepaid expenses and other                                             (7,607)             (1,970)
      Accounts payable and accrued expenses                                   5,543              (3,193)
                                                                       -------------       -------------
   Net cash provided by operating activities                                111,869              55,731
                                                                       -------------       -------------
   Cash flows from investing activities:
      Proceeds from sale of oil and gas properties                            1,469               1,819
      Capital expenditures                                                  (99,844)            (45,509)
      Acquisition of oil and gas properties                                  (1,620)            (13,529)
      Proceeds from distribution of KMOC stock                                7,371                   -
      Other                                                                    (118)                931
                                                                       -------------       -------------
   Net cash used in investing activities                                    (92,742)            (56,288)
                                                                       -------------       -------------
   Cash flows from financing activities:
      Proceeds from long-term debt                                           75,200              22,700
      Repayment of long-term debt                                           (82,850)            (32,700)
      Proceeds from sale of common stock                                      2,381               5,351
      Repurchase of common stock                                            (12,871)               (345)
      Dividends paid                                                         (1,408)             (2,073)
                                                                       -------------       -------------
   Net cash used in financing activities                                    (19,548)             (7,067)
                                                                       -------------       -------------
   Net decrease in cash and cash equivalents                                   (421)             (7,624)
   Cash and cash equivalents at beginning of period                           6,619              14,195
                                                                       -------------       -------------
   Cash and cash equivalents at end of period                              $  6,198            $  6,571
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

                                                    For the Nine Months Ended
                                                         September 30,
                                                --------------------------------
                                                    2001                2000
                                                -------------       ------------
                                                         (In thousands)

Cash paid for interest                          $        356        $        745

Cash paid for income taxes                            10,428               7,127

Cash paid for exploration expenses                    14,926               6,711

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

            ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
                      (In thousands, except share amounts)

                                                                                                          Accumulated
                                               Common Stock   Additional              Treasury Stock         Other         Total
                                           ------------------   Paid-in  Retained  --------------------- Comprehensive Stockholders'
                                             Shares    Amount   Capital  Earnings     Shares    Amount      Income        Equity
                                           ----------  ------ ---------- --------- ----------- --------- ------------- -------------

Balance, December 31, 1999                 27,893,910  $  279 $  123,974 $ 67,230    (365,600) $ (2,995) $        284   $   188,772

Comprehensive income:
    Net Income                                      -       -          -   55,620           -         -              -       55,620
    Unrealized net loss on marketable equity
       securities available for sale                -       -          -        -           -         -           (143)        (143)
                                                                                                                        ------------
Total comprehensive income                                                                                                   55,477
                                                                                                                        ------------
Cash dividends, $ 0.10 per share                    -       -          -   (2,775)          -         -              -       (2,775)
Treasury stock purchases                            -       -          -        -     (30,000)     (344)             -         (344)
Issuance for Employee Stock Purchase           32,296       -        311        -           -         -              -          311
ESPP disqualified distribution                      -       -          3        -           -         -              -            3
Sale of common stock, including income tax
       benefit of stock option exercises      619,220       6      8,597        -           -         -              -        8,603
Directors' stock compensation                   8,400       1         88        -           -         -              -           89
                                           ----------  ------ ---------- --------- ----------- --------- -------------- ------------

Balance, December 31, 2000                 28,553,826  $  286 $  132,973 $120,075    (395,600) $ (3,339) $         141  $   250,136

Comprehensive income:
    Net Income                                      -       -          -   39,488           -         -              -       34,627
    Unrealized net loss on marketable equity
       securities available for sale                -       -          -        -           -         -            (59)         (59)
    Unrealized hedge gain                           -       -          -        -           -         -          3,839        3,839
                                                                                                                        ------------
Total comprehensive income                                                                                                   43,628
                                                                                                                        ------------
Cash dividends, $ 0.05 per share                    -       -          -   (1,408)          -         -              -       (1,413)
Treasury stock purchases                            -       -          -        -    (614,300)  (12,871)             -      (10,949)
Issuance for Employee Stock Purchase Plan      19,337       -        367        -           -         -              -          149
Sale of common stock, including income tax
       benefit of stock option exercises      158,621       1      3,165        -           -         -              -        2,265
Directors' stock compensation                   8,400       -        238        -           -         -              -          238
                                           ----------  ------ ---------- --------- ----------- --------- -------------- ------------

Balance, September 30, 2001                28,740,184  $  287 $  136,743 $158,155  (1,009,900) $(16,210) $      (1,043) $   273,869
                                           ==========  ====== ========== ========= =========== ========= ============== ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

            ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   -----------

                               September 30, 2001

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

          In August  1998 the  Company's  board of  directors  approved  a stock repurchase  program  whereby the Company may purchase from time to time, in open market  purchases or negotiated  sales,  up to two million  shares of its common stock.  During the third quarter of 2001 the Company  repurchased 100,000 shares of its common stock under the program at a weighted  average price of $19.22 per share.  To date in 2001 we have purchased  614,300 shares at a weighted  average price of $20.64 per share, bringing the total number of shares repurchased under the  program  to  1,009,900  at a  weighted  average  price of $15.86 per share.
Additional  purchases  of shares by the Company  may occur as market  conditions warrant.  Such purchases would be funded with internal cash flows and borrowings under the Company's credit facility.

          In April 2001 the Company  sold  100,000 put options on its own common stock for  $99,000  in cash.  These put  options  gave the  holder  the right to require the Company to  purchase  up to 100,000  shares of its own common  stock from the  holder at $20.22 per share on July 11,  2001.  These  options  expired unexercised. In June 2001 the Company sold 100,000 put options on its own common stock for  $94,000  in cash.  These put  options  gave the  holder  the right to require the Company to  purchase  up to 100,000  shares of its own common  stock from the holder at $19.22 per share on September 24, 2001. The holder  exercised these options,  and the Company purchased 100,000 shares of its own common stock at $19.22 per share on September 24, 2001.

Note 3 - Income Taxes

          Federal  income  tax  expense  for the  three  and nine  months  ended
September  30, 2001 and 2000  differ from the amounts  that would be provided by applying the  statutory  U.S.  Federal  income tax rate to income  before income taxes primarily due to Section 29 credits,  percentage depletion, and the effect of state income taxes.  During 2000 the Company  utilized its net operating loss carryover and resulting  deferred tax asset from 1999. At September 30, 2001 the
Company's current portion of income tax expense was $4,910,000.

Note 4 - Long-term Debt

          On April 30,  2001 St. Mary  entered  into an  agreement  to amend the existing long-term  revolving credit agreement.  The maximum loan amount remains at $200.0  million.  The  lender may  periodically  re-determine  the  aggregate borrowing base depending upon the value of St. Mary's oil and gas properties and other  assets.  The amendment  increases the borrowing  base by $30.0 million to
$170.0 million.  The accepted  borrowing base was $40.0 million at September 30,
2001. The credit agreement has a maturity date of December 31, 2006 and includes a revolving period that matures on June 30, 2003. The amended  agreement deletes all references to and provisions of the short-term tranche previously  available
to  St.  Mary.  The  Company  must  comply  with  certain  covenants   including
maintenance  of  stockholders'  equity at a specified  level and  limitations on additional  indebtedness.  The Company had $14,350,000 in outstanding borrowings under its revolving  credit  agreement as of September 30, 2001 and the weighted average interest rate paid for the nine months ended September 30, 2001 was 8.8%
including  commitment fees paid on the unused portion of the borrowing base. The
Company's debt to total  capitalization ratio as defined under the agreement was
4.8% as of September 30, 2001.

Note 5 - Financial Instruments

          On  January  1,  2001  the  Company  adopted  statement  of  Financial
Accounting  Standards ("SFAS") No. 133,  "Accounting for Derivative  Instruments
and Hedging  Activities."  The  adoption of SFAS No. 133 resulted in the Company recording  a  liability  of  $45,699,000  for the fair  value of the  derivative instruments  at  January 1, 2001.  The  Company's  adoption  entry  resulted  in deferral of the recognition of this liability to accumulated other comprehensive loss of  $28,587,000  at January 1, 2001.  For the first nine months of 2001 the
Company  recognized no net hedge loss from hedge  ineffectiveness  on derivative instruments that were designated and qualified as cash flow hedging instruments.
St. Mary anticipates that all hedge  transactions will occur as expected.  Based on current prices the Company  anticipates that $3,482,000 of the after-tax gain amount included in accumulated and other  comprehensive  income will be included in earnings during the next 12 months.

          The  Company  seeks to protect its rate of return on  acquisitions  of producing  properties  by hedging cash flow when the economic  criteria from its evaluation  and pricing  model  indicate it would be  appropriate.  Management's strategy is to hedge cash flows from investments requiring a gas price in excess of $2.75 per Mcf and an oil  price in excess of $22.00  per Bbl in order to meet minimum  rate-of-return  criteria.  The Company  anticipates  this strategy will result in the hedging of future cash flow from acquisitions.  St. Mary generally limits its aggregate hedge position to no more than 35% of its total  production but will  hedge up to 50% of total  production  in  certain  circumstances.  The
Company  seeks to  minimize  basis risk and index the  majority of oil hedges to
NYMEX  prices and the  majority of gas hedges to various  regional  index prices associated with pipelines in proximity to its areas of gas production.

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

          In August  2001 the FASB  issued  SFAS No.  144,  "Accounting  for the
Impairment or Disposal of Long-Lived  Assets." This statement  provides a single accounting  model  for  long-lived  assets to be  disposed  of and  changes  the criteria  that would have to be met to classify an asset as  held-for-sale.  The statement  also requires  expected  future  operating  losses from  discontinued
operations  to be  recognized  in the periods in which the losses are  incurred, which is a change from the current  requirement  of  recognizing  such operating losses as of the  measurement  date. The statement is effective for fiscal years beginning  after  December 15, 2001.  The Company does not  anticipate  that the adoption of the statement will have a material effect on the Company's financial position or results of operations.

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

o         Production forecasts, lease operating expenses,  transportation costs,
          DD&A,  general and  administrative  expenses,  and  current income taxes for future periods,
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
                                                   Three Months                     Nine Months
                                                   ------------                     -----------
                                                Ended September 30,             Ended September 30,
                                                -------------------             -------------------
                                               2001             2000            2001            2000
                                               -----            -----           -----           ----
                                         (In thousands, except per volume    (In thousands, except per
                                                       data)                        volume data)
 Oil and gas production revenues:
    Gas production                          $  27,044        $  36,244       $ 120,394       $  91,224
    Oil production                             14,815           17,821          44,801          43,674
                                            ---------        ---------       ---------       ---------
        Total                               $  41,859        $  54,066       $ 165,195       $ 134,897
                                            =========        =========       =========       =========

Net production:
   Gas (Mcf)                                    9,754            9,929          29,404          28,710
   Oil (Bbls)                                     609              711           1,812           1,825
                                            ---------        ---------       ---------       ---------
   MCFE                                        13,405           14,195          40,274          39,660
                                            =========        =========       =========       =========

Average sales price (1):
   Gas (per Mcf)                            $    2.77        $    3.65       $    4.09       $    3.18
   Oil (per Bbl)                            $   24.35        $   25.05       $   24.73       $   23.93

Oil and gas production costs:
   Lease operating expense                  $  11,441        $   6,750       $  28,805       $  18,259
   Transportation costs                           601              470
                                                                                 1,739           1,294
   Production taxes                             2,714            3,087           9,705           7,802
                                            ---------        ---------       ---------       ---------
      Total                                 $  14,756        $  10,307       $  40,249       $  27,355
                                            =========        =========       =========       =========

Additional per MCFE data:
   Sales price                              $    3.12        $    3.81       $    4.10       $    3.40
   Lease operating expense                       0.85             0.48            0.72            0.46
   Transportation costs                          0.04             0.03            0.04            0.03
   Production taxes                              0.20             0.22            0.24            0.20
                                            ---------        ---------       ---------       ---------
      Operating margin                      $    2.03        $    3.08       $    3.10       $    2.71
                                            =========        =========       =========       =========

   Depletion, depreciation and amortization $    1.02        $    0.68       $    0.94         $  0.68
   Impairment of proved properties          $    0.04        $    0.06       $    0.02         $  0.07
   General and administrative               $    0.21        $    0.17       $    0.26         $  0.19

      (1)Includes the effects of St. Mary's hedging activities.

Three-Month Comparison

          Oil and Gas Production Revenues. St. Mary's quarterly oil and gas production revenues decreased $12.2 million or 23% to $41.9 million for the three months ended September 30, 2001 compared with $54.1 million for the same period in 2000. This decrease was the result of an oil production volume decrease of 14%, a gas production decrease of 2% and decreases in the average price received for both oil and gas in the third quarter of 2001 compared to
2000. The oil production decrease reflects catch-up production amounts received from our interest in the Eugene Island 341 well in the third quarter of 2000.
The average realized gas price decreased 24% to $2.77 per Mcf, while the average realized oil price decreased 3% to $24.35 per Bbl. These decreases were partially offset by St. Mary's share of revenue from wells completed in 2000 and
2001 that added $4.6 million of revenue, and our December 2000 acquisition of JN
Exploration et al properties that added $1.4 million of revenue. Average net daily production decreased to 145.7 MMCFE for 2001 compared with 154.3 MMCFE in
2000. A general decrease in daily production from older properties was partially offset by our December 2000 acquisition of JN Exploration et al properties that added 6.1 MMCFE per day and wells completed in 2000 and 2001 that added 18.6
MMCFE per day for the three months ended September 30, 2001.

          St. Mary hedged approximately 30% or 184 MBbls of its oil production for the three months ended September 30, 2001 and realized a $460,000 decrease in oil revenue attributable to hedging compared with a $3.7 million decrease in
2000. Without these contracts we would have received an average price of $25.11 per Bbl in the third quarter of 2001 compared to $30.20 per Bbl in 2000. St.
Mary also hedged 41% of its 2001 third quarter gas production or 4.4 million
MMBtu and realized a $187,000 increase in gas revenue from hedging compared with a $6.6 million decrease in 2000. Without these contracts we would have received an average price of $2.75 per Mcf for the three months ended September 30, 2001 compared to $4.31 per Mcf for the same period in 2000.

          Oil and Gas Production Costs. Oil and gas production costs consist of lease operating expense, production taxes and transportation expenses. Total production costs increased $4.4 million or 43% to $14.8 million for the three months ended September 30, 2001 from $10.3 million in 2000. In the third quarter of 2001 we experienced a $2.4 million increase in non-recurring LOE as we continued to take advantage of workover rig availability. Williston basin acquisitions in 2000 have added $483,000 of production costs. Our JN Exploration et al acquisition properties represented $441,000 of the total increase. St.
Mary's share of recurring LOE from wells completed in 2000 and 2001 added another $557,000. We have also experienced higher recurring LOE costs in the
Williston basin, the Permian basin and the Gulf Coast/Gulf of Mexico as a result of increased competition for limited availability of services and general cost inflation. Total oil and gas production costs per MCFE increased 51% to $1.10 for the three months ended September 30, 2001 compared with $0.73 for 2000. An
$0.18 per MCFE increase was due to non-recurring LOE. The remaining increase was due to transportation costs and general cost inflation partially offset by lower production taxes for the three months ended September 30, 2001.

          Depreciation, Depletion, Amortization and Impairment. Depreciation,
depletion and amortization expense ("DD&A") increased $4.1 million or 42% to
$13.7 million for the three months ended September 30, 2001 from $9.6 million in
2000. DD&A per MCFE increased by 51% to $1.02 for the third quarter of 2001 compared with $0.68 in 2000. This increase reflects acquisitions and drilling results in 2000 and 2001 that have added costs at a higher per-unit rate. The unit rate was further affected by downward adjustments to reserves due to the impact of pricing on the economic quantities of reserves at September 30, 2001.

          Exploration. Exploration expense increased $2.0 million or 85% to $4.3 million for the three months ended September 30, 2001 compared with $2.3 million in 2000. The increase resulted from an $849,000 increase in exploratory dry hole costs, a $629,000 increase in personnel costs associated with exploration activity and a $478,000 increase in geological and geophysical expenses.

          General and Administrative. General and administrative expenses increased $461,000 or 20% to $2.8 million for the three months ended September
30, 2001 compared with $2.3 million in 2000. Increases in compensation expense associated with increased personnel, our incentive plans and general cost inflation were partially offset by a $432,000 increase in COPAS overhead reimbursement from operations.

          Income Taxes. Income tax expense totaled $734,000 for the three months ended September 30, 2001 and $11.3 million in 2000, resulting in effective tax rates of 13.1% and 39.6%, respectively. The difference in rates between the two periods reflects the cumulative effect on temporary differences of changes to estimates of percentage depletion and our state income tax rate based on recent tax filings.

          Net Income. Net income for the three months ended September 30, 2001 decreased $12.3 million or 72% to $4.9 million compared with $17.1 million in
2000. A 24% decrease in realized average gas prices and a 3% decrease in realized average oil prices combined with a 2% decrease in gas production and a
14% decrease in oil production resulted in a $12.2 million decrease in oil and gas production revenue. The increases in production expenses, DD&A, exploration expense and general and administrative expenses were offset by the decrease in income tax expense.

Nine-Month Comparison

          Oil and Gas Production Revenues. St. Mary experienced an increase in oil and gas production revenues of $30.3 million, or 22% to $165.2 million for the nine months ended September 30, 2001 compared with $134.9 million for the same period in 2000. The increase was the result of a gas production volume increase of 2% and increases in the average price received for both oil and gas in the first nine months of 2001 compared to 2000. This increase was partially offset by an oil production decrease of 1%. The average realized gas price increased 29% to $4.09 per Mcf, while the average realized oil price increased
3% to $24.73 per Bbl. St. Mary's share of revenue from wells completed in 2000 and 2001 added $27.8 million of revenue, and our December 2000 acquisition of JN
Exploration et al properties added $9.8 million of revenue. Average net daily production increased to 147.5 MMCFE for the first nine months of 2001 compared with 144.7 MMCFE in 2000. Our December 2000 acquisition of JN Exploration et al properties added daily production of 7.4 MMCFE for the nine months ended
September 30, 2001. Wells completed in 2000 and 2001 offset 20.7 MMCFE of decline in daily production from older properties.

          St. Mary hedged approximately 31% or 568 MBbls of its oil production for the nine months ended September 30, 2001 and realized a $2.3 million decrease in oil revenue attributable to hedging compared with a $9.0 million decrease in 2000. Without these contracts we would have received an average price of $26.02 per Bbl for the nine months ended September 30, 2001 compared to
$28.87 per Bbl in 2000. St. Mary also hedged 42% of its gas production or 13.7 million MMBtu and realized a $20.3 million decrease in gas revenue for the nine months ended September 30, 2001 compared with a $9.4 million decrease in gas revenue in 2000. Without these contracts we would have received an average price of $4.78 per Mcf for the nine months ended September 30, 2001 compared to $3.51 per Mcf for the same period in 2000.

          Oil and Gas Production Costs. Oil and gas production costs consist of lease operating expense, production taxes and transportation expenses. Total production costs increased $12.9 million or 47% to $40.2 million for the nine months ended September 30, 2001 from $27.4 million in 2000. In the first nine months of 2001 we experienced a $3.7 million increase in non-recurring LOE as we took advantage of workover rig availability. Williston basin acquisitions in the last half of 2000 added $1.7 million of production costs. Our JN Exploration et al acquisition properties represented $1.6 million of the total oil and gas production cost increase. St. Mary's share of recurring LOE from wells completed in 2000 and 2001 added another $1.5 million. We have also experienced higher recurring LOE costs in the Williston basin, the Permian basin and the Gulf
Coast/Gulf of Mexico as a result of increased competition for limited availability of services and general cost inflation. In addition, higher production taxes and transportation expenses resulting from higher oil and gas revenues account for $1.5 million of the increase. Total oil and gas production costs per MCFE increased 45% to $1.00 for the nine months ended September 30,
2001 compared with $0.69 for 2000. A $0.09 per MCFE increase was due to the increase in non-recurring LOE. Another $0.06 per MCFE increase was due to increased production taxes and transportation expenses. The remaining increase is due to general cost inflation.

          Depreciation, Depletion, Amortization and Impairment. DD&A
increased $11.1 million or 41% to $37.9 million for the nine months ended
September 30, 2001 from $26.8 million in 2000. DD&A per MCFE increased by
39% to $0.94 for the nine months ended September 30, 2001 compared with $0.68 in
2000. This increase reflects acquisitions and drilling results in 2000 and 2001 that added costs at a higher per unit rate. The DD&A per MCFE rate was further affected by downward adjustments to reserves due to pricing adjustments at September 30, 2001.

          Exploration. Exploration expense increased $8.1 million or 120% to
$14.9 million for the nine months ended September 30, 2001 compared with $6.7 million in 2000. The increase resulted from a $4.4 million increase in exploratory dry holes, a $1.4 million increase in geological and geophysical expense and an increase of $2.3 million in personnel costs associated with exploration activity.

          General and Administrative. General and administrative expenses increased $2.9 million or 39% to $10.4 million for the nine months ended
September 30, 2001 compared with $7.4 million in 2000. Increases in compensation expense associated with increased personnel, our incentive plans and general cost inflation were partially offset by a $3.2 million increase in COPAS overhead reimbursement from operations and costs allocated to exploration expense.

          Income Taxes. Income tax expense totaled $21.1 million for the nine months ended September 30, 2001 and $25.1 million in 2000, resulting in effective tax rates of 34.8% and 38.8%, respectively. The difference in rates between the two periods reflects the cumulative effect on temporary differences of changes to estimates of percentage depletion and our state income tax rate based on recent tax filings.

          Net Income. Net income for the nine months ended September 30, 2001 decreased $134,000 to $39.5 million compared with $39.6 million in 2000. A 29%
increase in gas prices and a 3% increase in oil prices combined with a 2%
increase in gas production offset by a 1% decrease in oil production resulted in a $30.3 million increase in oil and gas production revenue. This increase was offset by corresponding increases in oil and gas production costs and DD&A as well as an $8.1 million increase in exploration expense, and a $2.9 million increase in general and administrative expense but also reflects a $4.0 million decrease in income tax expense. A decrease in the pre-tax gain on the sale of proved properties was exactly offset by decreases in proved and unproved property impairments in 2001.

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

          Cash Flow. St. Mary's net cash provided by operating activities increased $56.1 million or 101% to $111.9 million for the nine months ended
September 30, 2001 compared with $55.7 million in 2000. The increase reflects the effect of higher oil and gas production revenues, an increase in accounts payable and a decrease in accounts receivable for the period ended September 30,
2001.

          Exploratory dry hole costs are included in cash flows from investing activities even though these costs are expensed as incurred. If exploratory dry hole costs had been included in operating cash flows, the net cash provided by operating activities would have been $106.0 million and $54.4 million in the first nine months of 2001 and 2000, respectively.

          Net cash used in investing activities increased $36.5 million or 65%
to $92.7 million for the nine months ended September 30, 2001 compared with
$56.3 million in 2000. This increase is due to increased capital expenditures and a decrease in proceeds from the sale of oil and gas properties that are partially offset by the receipt of $7.4 million of proceeds from the December
2000 sale of KMOC stock. Total capital expenditures, including acquisitions of oil and gas properties, in the first nine months of 2001 increased $42.4 million or 72% to $101.5 million compared with $59.0 million in the first nine months of
2000.

          If exploratory dry hole costs had been included in operating cash flows rather than in investing cash flows, net cash used in investing activities would have been $86.9 million and $55.0 million in the first nine months of 2001 and 2000, respectively.

          Net cash used in financing activities increased $12.5 million or 177%
to $19.5 million for the nine months ended September 30, 2001 compared with $7.1 million in 2000. St. Mary made net repayments of $7.7 million of debt in 2001 compared to a $10.0 net debt repayment in 2000. Additionally, we repurchased
$12.5 million more of our own common stock and received $3.0 million less in proceeds from the sale of our common stock during the first three quarters of
2001 compared to 2000. All sales of our common stock resulted from stock option exercises and sales under St. Mary's employee stock purchase plan.

          St. Mary had $6.2 million in cash and cash equivalents and had working capital of $23.4 million as of September 30, 2001 compared with $6.6 million in cash and cash equivalents and working capital of $40.6 million at December 31,
2000. The small change in cash and cash equivalents reflects that our cash provided by operations was sufficient to cover our increased capital expenditures, our debt repayment and our repurchase of St. Mary's common stock during the first nine months of 2001.

          Credit Facility. On April 30, 2001 St. Mary entered into an agreement to amend the existing long-term revolving credit agreement. The maximum loan amount remains at $200.0 million. The lender may periodically re-determine the aggregate borrowing base depending upon the value of St. Mary's oil and gas properties and other assets. The amendment increases the borrowing base by $30.0 million to $170.0 million. The accepted borrowing base was $40.0 million at
September 30, 2001. The credit agreement has a maturity date of December 31,
2006, and includes a revolving period that matures on June 30, 2003. The amended agreement deletes all references to and provisions of the short-term tranche previously available to St. Mary. We must comply with certain covenants including maintenance of stockholders' equity at a specified level and limitations on additional indebtedness. As of September 30, 2001 and December
31, 2000, $14.3 million and $22.0 million, respectively, was outstanding under this credit agreement. These outstanding balances accrue interest at rates determined by St Mary's debt to total capitalization ratio. During the revolving period of the loan, loan balances accrue interest at our option of either (1)
the higher of the federal funds rate plus 1/2% or the prime rate, or (2) LIBOR plus 3/4% when our debt to total capitalization is less than 30%, up to a maximum of either (a) the higher of the federal funds rate plus 3/4% or the prime rate plus 1/4%, or (b) LIBOR plus 1-3/8% when our debt to total capitalization is equal to or greater than 50%. The debt to total capitalization ratio as defined under the agreement was 4.8% as of September 30, 2001.

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
Mary's common stock under the program for $3.3 million at a weighted average price of $8.44 per share. To date in 2001 we have repurchased an additional
614,300 shares for a weighted average price of $20.64 per share. We anticipate that additional purchases of shares may occur as market conditions warrant. As part of this program we sold put options in April 2001 whereby the holder had the right to require St. Mary to purchase up to 100,000 shares of St. Mary's common stock from the holder at $20.22 per share on July 11, 2001. We received a
$99,000 premium from this sale. These options expired unexercised. In June 2001 we sold additional put options whereby we could be required to purchase up to
100,000 shares of our common stock from the holder at $19.22 per share on
September 24, 2001. We received a $94,000 premium from this sale. The holder exercised these options, and we repurchased the stock on September 24, 2001. Any future purchases will be funded with internal cash flow and borrowings under St.
Mary's credit facility.

          Capital and Exploration Expenditures Incurred. St. Mary's expenditures for exploration and development of oil and gas properties and acquisitions are the primary use of its capital resources. The following table sets forth certain information regarding the costs incurred by St. Mary in its oil and gas activities during the periods indicated:

                                          Capital and Exploration Expenditures
                                          ------------------------------------
                                              Nine Months Ended September 30,
                                              -------------------------------
                                                    2001        2000
                                                    ----        ----
                                                     (In thousands)

          Development                           $   74,346   $  34,004
          Domestic Exploration                      18,451      12,326
          Acquisitions:
            Proved                                   3,819      13,349
            Unproved                                18,188       3,464
                                                ----------   ---------

          Total                                  $ 114,804   $  63,143
                                                ==========   =========

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

          St. Mary's total costs incurred for capital and exploration activities in the first nine months of 2001 increased $51.7 million or 82% compared to the first nine months of 2000. We spent $111.0 million in the first nine months of
2001 for unproved property acquisitions and domestic exploration and development compared to $49.8 million for the comparable period in 2000. Unproved property acquisitions increased by $14.7 million as a result of general leasing activity and our acquisition of leases in the Hanging Woman Basin of Montana and Wyoming for coalbed methane development. A 17 well pilot drilling program will commence on this property in the fourth quarter of 2001. The remaining increase is primarily the result of increased drilling activity.

          In October 2001 we entered into a purchase and sale agreement to acquire oil and gas properties from Choctaw II Oil & Gas, Ltd. for $41 million in cash. We plan to utilize a portion of our credit facility for the acquisition. The properties are primarily located in the Williston basin of
Montana and North Dakota and the Green River basin in Wyoming and currently produce an estimated 1,200 Bbls of oil and 4,600 Mcf of gas per day, net to the
interests to be acquired. The acquisition is expected to close in late November
2001 after completion of due diligence procedures.

          Outlook. Management believes that St Mary's existing capital resources, cash flows from operations and available borrowings are sufficient to meet its anticipated capital and operating requirements for the remainder of
2001.

          We now anticipate spending approximately $180.0 million for capital and exploration expenditures in 2001 with $138.0 million allocated for ongoing exploration and development and $42.0 million for acquisitions of producing properties. Anticipated ongoing exploration and development expenditures for each of St. Mary's core areas is as follows:

o         Mid-Continent region                    $55.0 million
o         Gulf Coast and Gulf of Mexico region    $39.0 million
o         ArkLaTex region                         $15.0 million
o         Williston Basin                         $26.0 million
o         Permian Basin and other                 $ 3.0 million

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

          Natural gas prices declined further during the quarter reflecting a drop in demand associated with the downturn in the economy as well as high gas volumes in storage relative to prior years. We enter this winter season with very high storage. Stronger prices will depend on a colder winter and a recovering economy. Oil prices fell some at the end of the quarter but still remain in historically normal ranges. With declining demand we anticipate that oil prices we receive in the future will reflect OPEC policy and discipline. Our production base and balance sheet continue to be strong. We have experienced general cost inflation in both the drilling and service sector of our industry.
We note however that rig and service availability are easing and that costs have flattened or declined modestly. Our recent experience in the acquisition market for properties has been varied. We were successful in our bid for properties from Choctaw II Oil & Gas, Ltd., but we generally feel that the market continues to be overheated. We remain disciplined and patient. We are currently forecasting the following information for St. Mary for 2001:

o         Production                                    53-55 BCFE
o         Lease operating expense, including
          production taxes and transportation           $0.95-1.05/MCFE
o         Depreciation, depletion and amortization      $0.95-1.05/MCFE
o         General and administrative expense            $0.24-0.28/MCFE
o         Income taxes to be paid in the current year
          are expected to approximate between 5% and
          10% of total tax expense and will depend
          upon prices we receive and actual expenditures
          for intangible drilling costs
o         Discretionary cash flows-a common industry
          financial measure computed as net income
          using a NYMEX gas price of $4.44 and a NYMEX
          oil price of $26.38 plus depreciation,
          depletion, amortization, impairments,
          deferred taxes and exploration expense        $4.75-$5.25/common share

          St. Mary seeks to protect its rate of return on acquisitions of producing properties by hedging cash flow when the economic criteria from its evaluation and pricing model indicate it would be appropriate. Management's strategy is to hedge cash flows from investments requiring a gas price in excess of $2.75 per Mcf and an oil price in excess of $22.00 per Bbl in order to meet minimum rate-of-return criteria. We anticipate this strategy will result in the hedging of future cash flow from acquisitions. We generally limit St. Mary's aggregate hedge position to no more than 35% of total production but will hedge up to 50% of total production in certain circumstances. We seek to minimize basis risk and index the majority of oil hedges to NYMEX prices and the majority of gas hedges to various regional index prices associated with pipelines in proximity to St. Mary's areas of gas production. Please see the discussion in
Accounting Matters below. Including hedges entered into since September 30, 2001 we have hedged as follows:

Swaps:
                     Average         Quantity        Average
    Product       Volumes/month        Type        Fixed price       Duration
    -------       -------------        ----        -----------       --------
  Natural Gas        193,000          MMBtu             $3.56     10/01 - 12/01
  Natural Gas        204,000          MMBtu             $3.15     01/02 - 12/02
  Natural Gas        100,000          MMBtu             $2.74     01/03 - 12/03

      Oil             49,400           Bbls            $25.66     10/01 - 12/01
      Oil            119,600           Bbls            $24.73     01/02 - 12/02
      Oil             79,800           Bbls            $22.71     01/03 - 12/03

Collars:
                    Average
    Product      Volumes/month    Ceiling Price    Floor Price      Duration
    -------      -------------    -------------    -----------      --------
  Natural Gas    150,000 MMBtu         $2.9400          $2.3000    10/01 - 12/01
  Natural Gas    150,000 MMBtu         $2.9000          $2.3000    10/01 - 12/01
  Natural Gas    250,000 MMBtu         $2.8775          $2.3540    10/01 - 12/01
  Natural Gas    250,000 MMBtu         $2.8192          $2.3540    10/01 - 12/01
  Natural Gas    250,000 MMBtu         $3.5000          $2.4000    10/01 - 12/01
  Natural Gas    350,000 MMBtu         $5.8000          $3.0000    10/01 - 12/01

      Oil          7,500 Bbls         $20.6400         $16.4400    10/01 - 12/01
      Oil          7,500 Bbls         $20.9000         $16.7000    10/01 - 12/01
      Oil         15,000 Bbls         $27.2200         $19.0000    10/01 - 12/01
      Oil          7,000 Bbls         $21.0000         $18.0000    10/01 - 12/01
      Oil         10,000 Bbls         $25.1000         $19.5000    10/01 - 12/01

          If all these commodity hedging contracts had closed on September 30,
2001 St. Mary would have received approximately $5.8 million based on quarter-end pricing. As of that date we had no margin deposits outstanding to counterparties.

Accounting Matters

          On January 1, 2001 we adopted Statement of Financial Accounting
Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging
Activities." The adoption of SFAS No. 133 resulted in St. Mary recording a liability of $45.7 million for the fair value of the derivative instruments at
January 1, 2001. The adoption entry resulted in deferral of the recognition of this liability to accumulated other comprehensive loss of $28.6 million at
January 1, 2001. For the first nine months of 2001 we recognized no net hedge gain or loss from hedge ineffectiveness on derivative instruments that were designated and qualified as cash flow hedging instruments. We anticipate that all hedge transactions will occur as expected. Based on current prices we anticipate that $3.5 million of the after tax income amount included in accumulated and other comprehensive income will be included in earnings during the next 12 months.

          In June 2001 the FASB issued SFAS No. 141, "Business Combinations."
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

          In July 2001 the FASB issued SFAS No. 143, "Accounting for Asset
Retirement Obligations." This statement requires companies to recognize the fair value of an asset retirement liability in the financial statements by capitalizing that cost as part of the cost of the related long-lived asset. The asset retirement liability should then be allocated to expense by using a systematic and rational method. The statement is effective for fiscal years beginning after June 15, 2002. We have not determined the impact of adoption of this statement.

          In August 2001 the FASB issued SFAS No. 144, "Accounting for the
Impairment or Disposal of Long-Lived Assets." This statement provides a single accounting model for long-lived assets to be disposed of and changes the criteria that would have to be met to classify an asset as held-for-sale. The statement also requires expected future operating losses from discontinued
operations to be recognized in the periods in which the losses are incurred, which is a change from the current requirement of recognizing such operating losses as of the measurement date. The statement is effective for fiscal years beginning after December 15, 2001. We do not anticipate that the adoption of the statement will have a material effect on St. Mary's financial position or results of operations.

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

          A hypothetical $0.10 per MMBtu change in St. Mary's quarter-end market prices for natural gas swaps and futures contracts on a notional amount of 8.4 million MMBtu would cause a potential $416,000 change in net income before income taxes for contracts in place on September 30, 2001. A hypothetical $1.00 per Bbl change in our quarter-end market prices for crude oil swaps and future contracts on a notional amount of 2.7 MMBbls would cause a potential $2.3 million change in net income before income taxes for oil contracts in place on
September 30, 2001. These hypothetical changes were discounted to present value using a 7.5% discount rate since the latest expected maturity date of certain swaps and futures contracts is greater than one year from the reporting date.

          Interest Rate Risk. Market risk is estimated as the potential change in fair value resulting from an immediate hypothetical one percentage point parallel shift in the yield curve. A sensitivity analysis presents the hypothetical change in fair value of those financial instruments held by St.
Mary at September 30, 2001 which are sensitive to changes in interest rates. For fixed-rate debt, interest rate changes affect the fair market value but do not impact results of operations or cash flows. Conversely for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future results of operations and cash flows, assuming other factors are held constant. The carrying amount of our floating rate debt approximates its fair value. At September 30, 2001 we had floating rate debt of $14.4 million and had no fixed rate debt. Assuming constant debt levels, the impact on results of operations and cash flows for the remainder of the year resulting from a one-percentage-point change in interest rates would be approximately $36,000 before taxes.

PART II.  OTHER INFORMATION

ITEM 2.   Changes in Securities and Use of  Proceeds
          ------------------------------------------
          (c) In June 2001 St. Mary sold to a different single purchaser 100,000 put options on its own common stock for $94,000 in cash. Those put options gave the holder the right to require St. Mary to purchase up to 100,000 shares of its own common stock from the holder at $19.22 per share on September 24, 2001. The holder exercised those options, and St. Mary was required to purchase 100,000 shares of its own common stock at 19.22 per share. The above securities were not registered under the Securities Act of 1933 in reliance on the exemption from registration provided by Section 4(2) of the Securities Act for transactions by an issuer not involving any public offering since the two purchasers are accredited investors and the option documents reflect the fact that the purchasers purchased the securities for their own account without a view to the distribution thereof.

ITEM 5.  Other Information
         -----------------
                    In St. Mary's proxy statement dated April 12, 2001 for the
          2001 annual meeting of stockholders held on May 23, 2001, St. Mary disclosed under the caption "Future Stockholder Proposals" that if notice of a St. Mary stockholder proposal for the annual meeting of stockholders in 2002 for which the stockholder will conduct his or her own proxy solicitation is not received by March 1, 2002, proxies solicited by the St. Mary board of directors may use their discretionary voting authority when the matter is raised at the meeting, without including any discussion of the matter in the proxy statement.

                    However, on July 19, 2001, the St. Mary board of directors adopted amendments to the St. Mary by-laws to establish advance notice requirements and deadlines for notice of business (including director nominations) to be properly presented by a stockholder at an annual meeting of stockholders that supersedes the deadline disclosed in the
          April 12, 2001 proxy statement. Those by-law provisions generally require that advance written notice in proper form (as set forth in the by-laws) of stockholder proposals for matters to be brought before the next regularly scheduled annual stockholders meeting, including the nominations of directors be received by St. Mary not less than 75 days nor more than 105 days before the first anniversary date of the immediately preceding annual meeting of stockholders. Accordingly, notice of stockholder proposals for the annual meeting of stockholders in 2002 must be received by St. Mary between February 7, 2002 and
          March 9, 2002. If a stockholder proposal or director nomination is not made in accordance with the by-laws, as amended, such proposal or nomination shall be disregarded at the meeting of stockholders.

ITEM 6.   Exhibits and Reports on Form 8-K
          --------------------------------
          (a)      Exhibit       Description
                   -------       -----------
                   3.1           Restated    By-Laws   of  St Mary  Land   &
                                 Exploration Company as amended in July 2001
                   10.1          Form of Change of Control Severance Agreements

          (b)      No  reports  on Form 8-K  were filed during the quarter ended
                   September 30, 2001.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                  ST. MARY LAND & EXPLORATION COMPANY

November 9, 2001                  By  /s/ MARK A. HELLERSTEIN
                                      -----------------------------------
                                      Mark A. Hellerstein
                                      President and Chief Executive Officer

November 9, 2001                  By  /s/ RICHARD C. NORRIS
                                      -----------------------------------
                                      Richard C. Norris
                                      Vice President - Finance, Secretary
                                      and Treasurer

November 9, 2001                  By  /s/ GARRY A. WILKENING
                                      -----------------------------------
                                      Garry A. Wilkening
                                      Vice President - Administration and
                                      Controller