Form 10-K
period 2001-12-31
ST MARY LAND & EXPLORATION CO
filed 2002-03-19
CIK 893538

=======================================================================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
    of 1934

                       For the fiscal year ended December 31, 2001.

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

                         Commission File Number 000-20872

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
                          ----------------------------
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

The  aggregate  market  value of  26,932,198  shares  of  voting  stock  held by non-affiliates  of the  Registrant,  based  upon the  closing  sale price of the common  stock on March 12,  2002 of $19.93 per share as  reported  on the Nasdaq
National Market System,  was  $536,758,706.  Shares of common stock held by each director  and  executive  officer and by each person who owns 10% or more of the outstanding  common stock or who is otherwise believed by the Company to be in a control position have been excluded.  This  determination of affiliate status is not necessarily a conclusive determination for other purposes.

          As of March 12, 2002, the registrant had 27,805,529 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

The  information  required by Part III (Items 10, 11, 12 and 13) is incorporated by reference from the Registrant's  definitive  proxy statement  relating to its
2002 annual  meeting of  stockholders  to be filed within 120 days from December
31, 2001.

=======================================================================================================================================

                                TABLE OF CONTENTS
                                -----------------
    ITEM                                                                 PAGE
    ----                                                                 ----
                                     PART I

                                     PART II

    ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
             RELATED STOCKHOLDER MATTERS....................................34

    ITEM 6.  SELECTED FINANCIAL DATA........................................35

    ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                                        i

                                TABLE OF CONTENTS
                                -----------------
                                   (Continued)
    ITEM                                                                 PAGE
    ----                                                                 ----

    ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
             MARKET RISK....................................................51

    ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................52

    ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE............................52

                                    PART III

    ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............52

    ITEM 11. EXECUTIVE COMPENSATION.........................................52

    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
             AND MANAGEMENT.................................................52

    ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................52

                                     PART IV

    ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
             REPORTS ON FORM 8-K............................................52

                                       ii

                                     PART I

When we use the terms "St. Mary," "we," "us" or "our," we are referring to St.
Mary Land & Exploration Company and its subsidiaries, unless the context otherwise requires. We have included technical terms important to an understanding of our business under "Glossary of Common Oil and Gas Terms".
Throughout this document we make statements that are classified as
"forward-looking". Please refer to the "Forward-Looking Statements" section of this document for an explanation of these types of assertions.

ITEM 1.  BUSINESS

Background

         St. Mary Land & Exploration Company is an independent energy company engaged in the exploration, development, acquisition and production of natural gas and crude oil. St. Mary was founded in 1908 and incorporated in
Delaware in 1915. Our operations are focused in the following five core operating areas in the United States:

        o   the Mid-Continent region in western Oklahoma and northern Texas;

        o   the ArkLaTex region that spans northern Louisiana and portions of eastern Texas, Arkansas and Mississippi;

        o   the onshore Gulf Coast and offshore Gulf of Mexico;

        o   the Williston Basin in eastern Montana and western North Dakota; and

        o   the Permian Basin in eastern New Mexico and western Texas.

         As of December 31, 2001, we had estimated proved reserves of approximately 23.7 MMBbls of oil and 241.2 Bcf of natural gas, or a total of
383.2 BCFE, 86% of which were proved developed and 63% of which were natural gas, with a PV-10 value of $363.8 million. For the year ended December 31, 2001, we produced 54.1 BCFE representing average daily production of 148.2 MMCFE per day.

         We focus our resources in selected domestic basins where we believe that our expertise in geology, geophysics and drilling and completion techniques provides us with competitive advantages. We have assembled a balanced program of low-to-medium-risk development and exploitation projects to provide the foundation for steady growth. In addition, we have a portfolio of higher-risk higher-potential exploration projects that we believe could significantly increase our reserves and production. We measure and rank our investment decisions based on their risk-adjusted impact on per share value. In the past, we have sold selected assets when we believed attractive prices were available, and we will continue to evaluate such opportunities in the future.

         We seek to develop our existing property base and acquire acreage with additional potential in our core areas. From January 1, 1999 through December
31, 2001, we participated in the drilling and recompletion of 622 gross wells with an average success rate of 83%. During that same period we added estimated proved reserves of 347 BCFE at an average finding cost of $1.15 per MCFE. Our average annual production replacement was 251% during this three-year period, and our production has grown at an average rate of 18% per year over the same time period.

         As of December 31, 2001, we had an acreage position of 1,192,077 gross
(539,658 net) acres of which 620,540 gross (347,432 net) acres were undeveloped.
For 2002 we have budgeted capital expenditures of $104.0 million for ongoing development, exploitation and exploration programs in our core operating areas and $60.0 million for acquisitions of oil and gas properties and acreage.

         Our principal offices are located at 1776 Lincoln Street, Suite 1100,
Denver, Colorado 80203, and our telephone number is (303) 861-8140.

Business Strategy

         Our objective is to build stockholder value through consistent economic growth in reserves and production that increase net asset value per share, cash flow per share and earnings per share. The principal elements of our strategy are as follows:

        o   Maintain Focused Geographic Operations. We focus on exploration, development and acquisition activities in five core operating areas where we have built a balanced portfolio of proved reserves, development drilling opportunities and higher-risk higher-potential exploration prospects. We believe that our leasehold position is a strategic asset. Our senior technical managers, each possessing over
            20 years of experience, head up regional technical offices located near core properties and are supported by centralized administration in our Denver office. We believe that our long-standing presence, our established networks of local industry relationships and our acreage holdings in our core operating areas provide us with a competitive advantage. In addition, we believe that we can continue to expand our operations without the need to proportionately increase the number of employees.

        o   Continue Exploitation and Development of Existing Properties. We use
            our comprehensive base of geological, geophysical, engineering and production experience in each of our core operating areas to source prospects for our ongoing low-to-medium-risk development and exploitation programs. We conduct detailed geologic studies and use an array of technologies and tools including 2-D and 3-D seismic imaging, hydraulic fracturing and reservoir stimulation techniques, and specialized logging tools to enhance the potential of our existing properties. In 2001 we participated in the drilling and recompletion of 252 gross drilling wells with an 83% success rate.

        o   Pursue Higher-Risk Higher-Potential Exploration Projects. We have allocated approximately 15% of our 2002 drilling and exploration capital expenditures budget to higher-risk higher-potential exploration projects and unconventional gas projects. Our strategy is to test several of these prospects each year that in total have the potential to significantly increase our reserves. We seek to invest in a diversified mix of exploration projects and generally limit our capital exposure by participating with other experienced industry partners. We plan to test several of these prospects in the
            Gulf Coast region and Rocky Mountain area during 2002.

        o   Make Selective Acquisitions. We seek to make selective niche acquisitions of oil and gas properties that complement our existing operations, offer economies of scale and provide further
            development, exploitation and exploration opportunities based on proprietary geologic concepts. We believe that the focus on smaller,

            negotiated transactions where we have specialized geologic knowledge or operating experience has enabled us to acquire attractively priced and under-exploited properties. In addition, we will pursue corporate acquisitions that we believe will be accretive. Examples of this type of acquisition include our 1999 Nance Petroleum
            Corporation and King Ranch Energy, Inc. acquisitions, both of which were completed for stock. We believe that 2002 will be a very active year for the divestiture of oil and gas properties by larger and/or financially leveraged industry participants. We have budgeted $60.0 million for acquisitions in 2002.

        o   Control Operations. We believe it is important to control geologic and operational decisions as well as the timing of those decisions.
            At December 31, 2001, we operated 58% of our properties on a volume basis and 54% on a PV-10 value basis. We are the operator of properties representing approximately 73% of our 2002 drilling capital budget.

        o   Maintain Financial Flexibility. Conservative use of financial leverage has long been a critical element of our strategy. We believe that maintaining a strong balance sheet is a significant competitive advantage that enables us to pursue acquisition and other opportunities, especially in weaker price environments. It also provides us with the financial resources to weather periods of volatile commodity prices or escalating costs.

Significant Developments Since December 31, 2000

        o   2001 Acquisition of Oil and Gas Properties. In November 2001 St.
            Mary completed a $40.5 million acquisition of properties from
            Choctaw II Oil & Gas, Ltd. The properties are located in our
            Williston Basin core area and the Green River Basin in Wyoming and produce approximately 1,200 barrels of oil and 4,600 Mcf of gas per day.

        o   Increase in 2001 Year-End Reserves. As of December 31, 2001 proved reserves increased 9% from December 31, 2000 levels to 383.2 BCFE.
            St. Mary added 35.7 BCFE through acquisitions for cash and 78.6 BCFE from drilling activities. There were net downward revisions of previous reserves totaling 24.4 BCFE consisting of 32.1 BCFE due to price revisions, partially offset by 7.7 BCFE in positive
            performance revisions.

        o   2001 Acquisition of Coalbed Methane Prospects. In 2001 we acquired leases covering 115,000 acres in which we own an average 92% working interest in the Hanging Woman Basin of Montana and Wyoming for
            prospective coalbed methane development. We have drilled an 18-well pilot program and are evaluating its results. We are also currently investigating permitting and environmental issues related to these prospects. We will be unable to determine the future potential of these prospects until we have completed the evaluation of our pilot program and have resolved all such permitting and environmental issues. An environmental public interest group has filed a lawsuit against the federal Bureau of Land Management seeking to cancel certain federal leases related to coalbed methane development in
            Montana, which could affect 46,000 of our 115,000 leased acres. We will monitor this lawsuit as part of our investigation of
            environmental issues related to these prospects.

        o   Senior Convertible Notes. In March 2002 we issued in a private placement a total of $100.0 million of our 5.75% senior convertible notes due 2022 with a 1/2% contingent interest provision. We received net proceeds, after deducting the initial purchasers'
            discount and estimated offering expenses payalbe by us, of $96.7 million. The Notes are general unsecured obligations and rank on a parity in right of payment with all our existing and future senior indebtedness and other general unsecured obligations, and are senior in right of payment with all our future subordinated indebtedness.
            The Notes are convertible into our common stock at a conversion price of $26.00 per share, subject to adjustment. We can redeem the
            Notes with cash in whole or in part at a repurchase price of 100% of the principal amount plus accrued and unpaid interest beginning on
            March 20, 2007. The note holders have the option of requiring us to repurchase the Notes for cash at 100% of the principal amount plus accrued and unpaid interest upon (1) a change in control of St. Mary or (2) on March 20, 2007, March 15, 2012 and March 15, 2017. On
            March 20, 2007 we may pay the repurchase price with cash, shares of our common stock or any combination of cash and our common stock. We are not restricted from paying dividends, incurring debt, or issuing or repurchasing our securities under the indenture for the Notes.
            There are no financial covenants in the indenture . We used a portion of the net proceeds from the Notes to repay our credit facility balance and will use the remaining net proceeds to fund a portion of our 2002 capital budget.

Major Customers

         During 2001 sales to Transok Gas Company accounted for 12.0% and sales to BP Amoco accounted for 11.3% of our total oil and gas production revenue.
During 2000 sales to BP Amoco accounted for 22.3% of our total oil and gas production revenue. During 1999 sales to Transok accounted for 13.3% of our total oil and gas production revenue.

Employees and Office Space

         As of December 31, 2001, St. Mary had 179 full-time employees. None of our employees is subject to a collective bargaining agreement. We consider our relations with our employees to be good. We lease approximately 42,660 square feet of office space in Denver, Colorado for our executive and administrative offices, of which 8,730 square feet is subleased. We also lease approximately
14,990 square feet of office space in Tulsa, Oklahoma; approximately 11,740 square feet in Shreveport, Louisiana; approximately 7,500 square feet in
Lafayette, Louisiana; and approximately 15,830 square feet in Billings, Montana.

Title to Properties

         Substantially all of our working interests are held pursuant to leases from third parties. A title opinion is usually obtained prior to the commencement of drilling operations on properties. We have obtained title opinions or conducted a thorough title review on substantially all of our producing properties and believe that we have satisfactory title to such properties in accordance with standards generally accepted in the oil and gas industry. Our properties are subject to customary royalty interests, liens for current taxes, and other burdens that we believe do not materially interfere with the use of or affect the value of such properties. We perform only a minimal title investigation before acquiring undeveloped properties.

Competition

         The oil and gas industry is intensely competitive. Competition is particularly intense in the acquisition of prospective oil and natural gas properties and oil and gas reserves. Our competitive position depends on our geological, geophysical and engineering expertise, our financial resources, and our ability to select, acquire and develop proved reserves. We believe that the locations of our leasehold acreage, our exploration, drilling and production capabilities and the experience of our management and that of our industry partners generally enable us to compete effectively in our core operating areas.
However, we compete with a substantial number of major and independent oil and gas companies that have larger technical staffs and greater financial and operational resources than we do. Many of these companies not only engage in the acquisition, exploration, development and production of oil and natural gas reserves, but also have refining operations, market refined products and generate electricity. We also compete with other oil and natural gas companies in attempting to secure drilling rigs and other equipment necessary for drilling and completion of wells. Drilling equipment may be in short supply from time to time.

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
Moreover, we do not believe that insurance coverage for the full potential liability that could be caused by sudden environmental damages is available at a reasonable cost. Accordingly, we may be subject to liability or may lose substantial portions of our properties in the event of certain environmental damages. St. Mary could incur substantial costs to comply with environmental laws and regulations.

         Energy Regulations. With respect to federal energy regulation, the transportation and sale for resale of natural gas in interstate commerce have historically been regulated pursuant to several laws enacted by Congress and regulations promulgated under these laws by the Federal Energy Regulatory
Commission, or the FERC, and its predecessor. In the past the federal government has regulated the prices at which gas could be sold. Congress removed all price and non-price controls affecting wellhead sales of natural gas effective January
1, 1993. However, Congress could reenact price controls in the future.

         Our sales of natural gas are affected by the availability, terms and cost of transportation. The price and terms of access to pipeline transportation are subject to extensive federal and state regulation. From 1985 to the present, several major regulatory changes have been implemented by Congress and the FERC that affect the economics of natural gas production, transportation and sales.
In addition, the FERC is continually proposing and implementing new rules and regulations affecting those segments of the natural gas industry that remain subject to the FERC's jurisdiction, most notably interstate natural gas transmission companies. These initiatives may also affect the intrastate transportation of gas under certain circumstances. The stated purpose of many of these regulatory changes is to promote competition among the various sectors of the natural gas industry, and these initiatives generally reflect more light-handed regulation.

         The ultimate impact of the complex rules and regulations issued by the
FERC since 1985 cannot be predicted. In addition, many aspects of these regulatory developments have not become final but are still pending judicial and final FERC decisions. We cannot predict what further action the FERC will take on these matters. Some of the FERC's more recent proposals may, however, adversely affect the availability and reliability of interruptible transportation service on interstate pipelines. Additional proposals and proceedings that might affect the natural gas industry are pending before
Congress and the courts. The natural gas industry historically has been very heavily regulated; therefore, there is no assurance that the less stringent regulatory approach recently pursued by the FERC and Congress will continue. We do not believe that we will be affected by any action taken materially differently than other natural gas producers and marketers with whom we compete.

         Our sales of crude oil, condensate and natural gas liquids are currently not regulated and are made at market prices. However, in a number of instances the ability to transport and sell such products are dependent on pipelines whose rates, terms and conditions of service are subject to FERC jurisdiction under the Interstate Commerce Act. Certain regulations implemented by the FERC in recent years could result in an increase in the cost of transportation service on certain petroleum product pipelines. We do not believe that these regulations affect us any differently than other producers of these products.

         Certain operations we conduct are on federal oil and gas leases that the Minerals Management Service administers. The MMS issues such leases through competitive bidding. These leases contain relatively standardized terms and require compliance with detailed MMS regulations and, for offshore leases, orders pursuant to the Outer Continental Shelf Lands Act, which are subject to change by the MMS. For offshore operations, lessees must obtain MMS approval for exploration plans and development and production plans prior to the commencement of such operations. In addition to permits required from other agencies such as the Coast Guard, the Army Corps of Engineers and the Environmental Protection
Agency, lessees must obtain a permit from the MMS prior to the commencement of drilling. Lessees must also comply with detailed MMS regulations governing, among other things:

        o   engineering and construction specifications for offshore production facilities;

        o   safety procedures;

        o   flaring of production;

        o   plugging and abandonment of Outer Continental Shelf or OCS wells;

        o   calculation of royalty payments and the valuation of production for this purpose; and

        o   removal of facilities.

         To cover the various obligations of lessees on the OCS, the MMS generally requires that lessees post substantial bonds or other acceptable assurances that such obligations will be met. The cost of such bonds or other surety can be substantial, and we cannot assure that we can continue to obtain bonds or other surety in all cases. Under certain circumstances the MMS may require our operations on federal leases to be suspended or terminated.

         Many of the states in which we conduct our oil and gas drilling and production activities regulate such activities by requiring, among other things, drilling permits and bonds and reports concerning operations. The laws of these states also govern a number of environmental and conservation matters, including the handling and disposing of waste material, plugging and abandonment of wells, restoration requirements, unitization and pooling of natural gas and oil properties and establishment of maximum rates of production from natural gas and oil wells. Some states prorate production to the market demand for oil and natural gas.

         Environmental Regulations. Our operations are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas, and impose substantial liabilities for pollution resulting from our operations.

         Public interest in the protection of the environment has increased dramatically in recent years. Onshore and offshore drilling in some areas has been opposed by environmental groups and, in some areas, has been restricted.
Legislation has also been proposed in Congress from time to time that would reclassify certain oil and gas exploration and production wastes as "hazardous wastes," which would make the reclassified wastes subject to much more stringent handling, disposal and clean-up requirements. To the extent laws are enacted or other governmental action is taken that prohibits or restricts offshore drilling or imposes environmental protection requirements that result in increased costs to the natural gas and oil industry (both onshore and offshore), our business and prospects could be adversely affected. We believe that we are in substantial compliance with current applicable environmental laws and regulations and that continued compliance with existing requirements would not have a material adverse impact on us.

         Violation of environmental laws and regulations can lead to the imposition of administrative, civil or criminal penalties; remedial obligations;
and in some instances injunctive relief. In addition, violations of environmental laws or the discharge of hazardous materials or oil could result in liability for personal injuries, property damage, remediation and cleanup costs, and other environmental damages. As a result, substantial liabilities to third parties or governmental entities may be incurred, and the payment of such liabilities could have a material adverse effect on our financial condition and results of operations.

         The Oil Pollution Act and regulations thereunder impose a variety of regulations on "responsible parties" related to the prevention of oil spills and liability for damages resulting from such spills in United States waters. A
"responsible party" includes the owner or operator of an onshore facility, pipeline or vessel, or the lessee or permittee of the area in which an offshore facility is located. OPA assigns liability to each responsible party for oil cleanup costs and a variety of public and private damages. While liability limits apply in some circumstances, a party cannot take advantage of liability limits if the spill was caused by gross negligence or willful misconduct or resulted from violation of a federal safety, construction or operating regulation. Likewise, if the party fails to report a spill or to cooperate fully in the cleanup, liability limits do not apply. Even if applicable, the liability limits for offshore facilities require the responsible party to pay all removal costs, plus up to $75 million in other damages. Few defenses exist to the liability imposed by OPA.

         OPA imposes ongoing requirements on a responsible party, including the preparation of oil spill response plans and proof of financial responsibility to cover environmental cleanup and restoration costs that could be incurred in connection with an oil spill. As amended by the Coast Guard Authorization Act of
1996, OPA requires responsible parties of covered offshore facilities that have a worst case oil spill of more than 1,000 barrels to demonstrate financial responsibility in amounts ranging from at least $10 million in specified state waters to at least $35 million in federal outer continental shelf waters, with higher amounts of up to $150 million if a formal risk assessment indicates that a higher amount should be required based on specific risks posed by the operations or if the worst case oil-spill discharge volume possible at the facility may exceed the applicable threshold volumes specified under the final rule of the United States Department of the Interior Minerals Management
Service. On August 11, 1998, the MMS enacted a final rule implementing these financial responsibility requirements. We do not anticipate that we will experience any difficulty in continuing to satisfy the MMS's requirements for demonstrating financial responsibility under OPA.

         The Federal Water Pollution Control Act, also known as the Clean Water
Act, imposes restrictions and strict controls regarding the discharge of produced waters and other oil and gas wastes into navigable waters. Permits must be obtained to discharge pollutants to waters and to conduct construction activities in waters and wetlands. The FWPCA and similar state laws provide for civil, criminal and administrative penalties for any unauthorized discharges of pollutants and unauthorized discharges of reportable quantities of oil and other hazardous substances. Many state discharge regulations and the Federal National
Pollutant Discharge Elimination System general permits prohibit the discharge of produced water and sand, drilling fluids, drill cuttings and certain other substances related to the oil and gas industry into coastal waters. Although the costs to comply with zero discharge mandates under federal or state law may be significant, the entire industry is expected to experience similar costs, and we believe that these costs will not have a material adverse impact on our results of operations or financial position. The United States Environmental Protection
Agency has adopted regulations requiring certain oil and gas exploration and production facilities to obtain permits for storm water discharges. Costs may be associated with the treatment of wastewater or developing and implementing storm water pollution prevention plans.

         The Comprehensive Environmental Response, Compensation, and Liability
Act, also known as the "Superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered to be responsible for the release of a "hazardous substance"
into the environment. These persons, including the owner or operator of the disposal site or sites where the release occurred and companies that transported or disposed or arranged for the transport or disposal of the hazardous substances under CERCLA, may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.

         We generate both hazardous and nonhazardous solid wastes which are subject to requirements of the Federal Resource Conservation and Recovery Act
and comparable state statutes. From time to time, the EPA has considered making changes in nonhazardous waste standards that would result in stricter disposal requirements for these wastes. Furthermore, it is possible that some wastes that we generate that are currently classified as nonhazardous may be in the future be designated as "hazardous wastes," resulting in the wastes being subject to more rigorous and costly disposal requirements. Changes in applicable regulations may result in an increase in our capital expenditures or operating expenses.

         We currently own or lease, and have in the past owned or leased, onshore properties that for many years have been utilized for or associated with the exploration and production of oil and gas. Although we have utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on or under the properties owned or leased by us or on or under other locations where such wastes have been taken for disposal. These properties and the wastes disposed thereon may be subject to CERCLA, RCRA and analogous state laws. Under such laws, we could be required to remove or remediate previously disposed wastes
(including waste disposed of or released by prior owners or operators) or property contamination (including groundwater contamination by prior owners or operators), or to perform remedial plugging or closure operations to prevent future contamination.

         Our operations are also subject to the Federal Clean Air Act and comparable state statutes. Amendments to the Clean Air Act adopted in 1990 contain provisions that may result in the imposition of increasingly stringent pollution control requirements with respect to air emissions from the operations of stationary and mobile source equipment. Such air pollution control requirements may include specific equipment or technologies, permits with emissions and operational limitations, pre-approval of new or modified projects or facilities producing air emissions, and similar measures. Failure to comply with applicable air statutes or regulations may lead to the assessment of administrative, civil or criminal penalties, and/or result in the limitation or cessation of construction or operation of certain air emission sources.

Risk Factors

Risks Related to Our Business

         In addition to the other information set forth elsewhere in this Form
10-K, the following factors should be carefully considered when evaluating St.
Mary.

Oil and natural gas prices are volatile, and an extended decline in prices would hurt our profitability and financial condition.

         Our revenues, operating results, profitability, future rate of growth and the carrying value of our oil and gas properties depend heavily on prevailing market prices for oil and gas. We expect the markets for oil and gas to continue to be volatile. Any substantial or extended decline in the price of oil or gas would have a material adverse effect on our financial condition and results of operations. It could reduce our cash flow and borrowing capacity, as well as the value and the amount of our oil and gas reserves. Lower prices may also reduce the amount of oil and gas that we can economically produce.

         Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile. Wide fluctuations in oil and gas prices may result from relatively minor changes in the supply of and demand for oil and gas, market uncertainty and other factors that are beyond our control, including:

        o   worldwide and domestic supplies of oil and natural gas;

        o   the ability of the members of the Organization of Petroleum
            Exporting Countries to agree to and maintain oil price and production controls;

        o   political instability or armed conflict in oil or gas producing regions;

        o   the price and level of foreign imports;

        o   worldwide economic conditions;

        o   marketability of production;

        o   the level of consumer demand;

        o   the price, availability and acceptance of alternative fuels;

        o   the availability of pipeline capacity;

        o   weather conditions; and

        o   actions of federal, state, local and foreign authorities.

These external factors and the volatile nature of the energy markets make it difficult to estimate future prices of oil and natural gas. Declines in oil and gas prices would reduce our revenue and could also reduce the amount of oil and gas that we can produce economically and, as a result, could have a material adverse effect on our financial condition, results of operations and reserves.
Further, oil and gas prices do not necessarily move in tandem. Because approximately 63% of our proved reserves were natural gas reserves as of
December 31, 2001, we are more susceptible to changes in natural gas prices.

A material portion of our production, revenues and cash flows are derived from one field.

         Production from the Judge Digby Field accounted for approximately 16%
of our total oil and gas production volumes during 2001. If the level of production from this field substantially declines other than through normal depletion over the expected reserve life, it could have a material adverse impact on our overall production levels and our revenues.

Our future success depends on our ability to replace reserves that we produce.

         Our future success depends on our ability to find, develop and acquire oil and gas reserves that are economically recoverable. As of December 31, 2001 our proved reserves would last for approximately 7.1 years if produced constantly at the 2001 rate of production. As a result, we must locate and develop or acquire new oil and gas reserves to replace those being depleted by production. We must do this even during periods of low oil and gas prices.
Without successful exploration or acquisition activities, our reserves, production and revenues will decline rapidly. In addition, approximately 14% of our total estimated proved reserves at December 31, 2001 were undeveloped. By their nature, undeveloped reserves are less certain. Recovery of such reserves will require significant capital expenditures and successful drilling operations. We cannot assure you that we will be able to find and develop or acquire additional reserves at an acceptable cost.

Our producing property acquisitions carry significant risks.

         Our recent growth is due in part to, and our growth strategy relies in part on, acquisitions of producing properties and exploration and production companies. Successful acquisitions require an assessment of a number of factors beyond our control. These factors include recoverable reserves, future oil and gas prices, operating costs and potential environmental and other liabilities.
These assessments are inexact and their accuracy is inherently uncertain. In connection with these assessments, we perform a review of the subject properties that we believe is generally consistent with industry practices. However, such a review will not reveal all existing or potential problems. In addition, our review may not permit us to become sufficiently familiar with the properties to fully assess their deficiencies and capabilities. We do not inspect every well.
Even when we do inspect a well, we may not always discover structural, subsurface or environmental problems that may exist or arise.

         In connection with our acquisitions, we are generally not entitled to contractual indemnification for preclosing liabilities, including environmental liabilities. Normally, we acquire interests in properties on an "as is" basis with limited remedies for breaches of representations and warranties. In addition, competition for producing oil and gas properties is intense and many of our competitors have financial and other resources substantially greater than those available to us. Therefore, we cannot assure you that we will be able to acquire oil and gas properties that contain economically recoverable reserves or that we will acquire such properties at acceptable prices.

         Additionally, significant acquisitions can change the nature of our operations and business depending upon the character of the acquired properties, which may have substantially different operating and geological characteristics or be in different geographic locations than our existing properties. While it is our current intention to continue to concentrate on acquiring properties with development, exploitation and exploration potential located in our five core operating areas, we cannot assure you that in the future we will not decide to pursue acquisitions or properties located in other geographic regions. To the extent that such acquired properties are substantially different than our existing properties, our ability to efficiently realize the economic benefits of such transactions may be limited.

We may not be able to successfully integrate future property or corporate acquisitions.

         We seek to make selective niche acquisitions of oil and gas properties, and we will pursue corporate acquisitions that we believe will be accretive.
However, integrating acquired properties and businesses involves a number of special risks. These risks include the possibility that management may be distracted from normal business concerns by the need to integrate operations and systems and in retaining and assimilating additional employees. Any of these or other similar risks could lead to potential adverse short-term or long-term effects on our operating results. We cannot assure you that we will be able to obtain adequate funds for future property or corporate acquisitions, successfully integrate our future property or corporate acquisitions or that we will realize any of the anticipated benefits of the acquisitions.

Substantial capital is required to replace and grow reserves.

         We make, and will continue to make, substantial expenditures to find, acquire, develop and produce oil and natural gas reserves. Our capital expenditures for oil and gas properties were $182.9 million for 2001 and $125.2 million during 2000. We have budgeted total capital expenditures of $164.0 million in 2002. With the net proceeds from the sale of senior convertible notes in March 2002 (see Item 7., Management's Discussion and Analysis), cash provided by operating activities and borrowings under our credit facility, we believe we will have sufficient cash to fund budgeted capital expenditures in 2002. If additional development or attractive acquisition opportunities arise, we may consider other forms of financing, including the public offering or private placement of equity or debt securities. However, if oil and gas prices decrease or we encounter operating difficulties that result in our cash flow from operations being less than expected, we may have to reduce the capital we can spend in future years, unless we raise additional funds through debt or equity financing. We cannot assure you that debt or equity financing, cash generated by operations or borrowing capacity will be available to us on acceptable terms to meet these requirements.

         Future cash flows and the availability of financing will be subject to a number of variables, such as:

        o   our success in locating and producing new reserves;

        o   the level of production from existing wells; and

        o   prices of oil and natural gas.

         Issuing equity securities to satisfy our financing requirements could cause substantial dilution to existing shareholders. Debt financing could lead to:

        o   a substantial portion of our operating cash flow being dedicated to the payment of principal and interest;

        o   us being more vulnerable to competitive pressures and economic downturns; and

        o   restrictions on our operations.

         If our revenues were to decrease due to lower oil and natural gas prices, decreased production or other reasons, and if we could not obtain capital through our credit facility or otherwise, our ability to execute our development plans, replace our reserves or maintain production levels could be greatly limited.

We may not obtain a bank credit facility borrowing base redetermination that adequately meets our anticipated financing needs.

         We have a long-term revolving credit facility with a bank group consisting of Bank of America, Comerica Bank-Texas and Wells Fargo Bank West.
Under the facility, the maximum loan amount is $115.0 million. The amount actually available from time to time depends on a borrowing base that the lenders periodically redetermine based on the value of our oil and gas properties and other assets. Since we pay commitment fees based on the unused portion of the borrowing base, we have limited the borrowing base that we have accepted to correspond with our actual funding requirements. The accepted borrowing base under the facility as of December 31, 2001 was $100.0 million.

         Our next borrowing base redetermination date is scheduled to occur on or about April 15, 2002. We cannot assure you that the banks will agree to a borrowing base redetermination that is adequate for our anticipated financing needs.

If oil and gas prices decrease or exploration efforts are unsuccessful, we may be required to take additional writedowns.

         There is a risk that we will be required to write down the carrying value of our oil and gas properties. This could occur when oil and gas prices are low or if we have substantial downward adjustments to our estimated proved reserves, increases in our estimates of development costs or deterioration in our exploration results.

         We follow the successful efforts accounting method. All property acquisition costs and costs of exploratory and development wells are capitalized when incurred, pending the determination of whether proved reserves have been discovered. If proved reserves are not discovered with an exploratory well, the costs of drilling the well are expensed. All geological and geophysical costs on exploratory prospects are expensed as incurred. The capitalized costs of our oil and gas properties, on a field-by-field basis, may not exceed the estimated future net cash flows of that field. If capitalized costs exceed future net revenues we write down the costs of each such field to our estimate of fair market value. Unproved properties are evaluated at the lower of cost or fair market value. This type of charge will not affect our cash flow from operating activities, but it will reduce the book value of our stockholders' equity. We review the carrying value of our properties quarterly, based on prices in effect as of the end of each quarter or as of the time of reporting our results. Once incurred, a writedown of oil and gas properties is not reversible at a later date even if oil or gas prices increase. St. Mary incurred impairment and abandonment charges on proved and unproved properties of $4.7 million, $6.3 million and $10.6 million in 2001, 2000 and 1999, respectively.

Information concerning our reserves and future net revenue estimates is uncertain.

         There are numerous uncertainties inherent in estimating quantities of proved oil and natural gas reserves and their values, including many factors beyond our control. Estimates of proved undeveloped reserves, which comprise a significant portion of our reserves, are by their nature uncertain. The reserve data included in this Annual Report on form 10-K is estimated. Although we believe these estimates are reasonable, actual production, revenues and reserve expenditures will likely vary from estimates, and these variances may be material.

         Estimates of oil and natural gas reserves, by necessity, are projections based on geologic and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of economically recoverable oil and natural gas reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions governing future oil and natural gas prices, future operating costs, severance and excise taxes, development costs and workover and remedial costs, all of which may in fact vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows may vary substantially.

Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves. Actual production, revenues and expenditures with respect to our reserves will likely vary from estimates, and such variances may be material. See "Business and Properties--Reserves."

         In addition, you should not construe PV-10 value as the current market value of the estimated oil and natural gas reserves attributable to our properties. We have based the PV-10 value on prices and costs as of the date of the estimate, in accordance with applicable regulations, whereas actual future prices and costs may be materially higher or lower. For example, values of our reserves at December 31, 2001 were estimated starting with a calculated weighted average sales price of $19.84 per barrel of oil (NYMEX) and $2.65 per MMBtu of gas (Gulf Coast spot price), then adjusted for quality and basis differentials.
During 2001 our realized gas prices were as high as $7.86 per Mcf and as low as
$2.21 per Mcf. Many factors will affect actual future net cash flows, including:

        o   the amount and timing of actual production;

        o   supply and demand for oil and natural gas;

        o   curtailments or increases in consumption by natural gas purchasers;
            and

        o   changes in governmental regulations or taxation.

         The timing of the production of oil and natural gas properties and of the related expenses affect the timing of actual future net cash flows from proved reserves and, thus, their actual present value. In addition, the 10%
discount factor, which we are required to use to calculate PV-10 value for reporting purposes, is not necessarily the most appropriate discount factor given actual interest rates and risks to which our business or the oil and natural gas industry in general are subject. As a result, our actual future net cash flows could be materially different from the estimates included in this
Annual Report on form 10-K.

Our industry is highly competitive.

         Major oil companies, independent producers, and institutional and individual investors are actively seeking oil and gas properties throughout the world, along with the equipment, labor and materials required to operate properties. Many of our competitors have financial and technological resources vastly exceeding those available to us. Many oil and gas properties are sold in a competitive bidding process in which we may lack technological information or expertise available to other bidders. We cannot be sure that we will be successful in acquiring and developing profitable properties in the face of this competition.

Exploration and development drilling may not result in commercially productive reserves.

         Oil and gas drilling and production activities are subject to numerous risks, including the risk that no commercially productive oil or natural gas will be found. The cost of drilling and completing wells is often uncertain, and oil and gas drilling and production activities may be shortened, delayed or canceled as a result of a variety of factors, many of which are beyond our control. These factors include:

        o   unexpected drilling conditions;

        o   pressure or irregularities in formations;

        o   equipment failures or accidents;

        o   adverse weather conditions;

        o   shortages in experienced labor;

        o   compliance with governmental requirements; and

        o   shortages or delays in the availability of drilling rigs and the delivery of equipment.

         The prevailing prices of oil and gas also affect the cost of and the demand for drilling rigs, production equipment and related services.

         We cannot assure you that the wells we drill will be productive or that we will recover all or any portion of our investment in such wells. The seismic data and other technologies we use do not allow us to know conclusively prior to drilling a well that oil or gas is present or may be produced economically. The cost of drilling, completing and operating a well is often uncertain, and cost factors can adversely affect the economics of a project. Drilling activities can result in dry wells or wells that are productive but do not produce sufficient net revenues after operating and other costs to cover initial drilling costs.

         Our future drilling activities may not be successful, nor can we be sure that our overall drilling success rate or our drilling success rate for activity within a particular area will not decline. Unsuccessful drilling activities could have a material adverse effect on our results of operations and financial condition. Also, we may not be able to obtain any options or lease rights in potential drilling locations that we identify. Although we have identified numerous potential drilling locations, we cannot be sure that we will ever drill them or that we will produce oil or natural gas from them or any other potential drilling locations.

Our business is subject to operating hazards that could result in substantial losses.

         Oil and gas operations are subject to many risks, including well blowouts, craterings, explosions, uncontrollable flows of oil, natural gas or well fluids, fires, formations with abnormal pressures, pipeline ruptures or spills, pollution, releases of toxic gas and other environmental hazards and risks. If any of these hazards occurs, we could sustain substantial losses as a result of:

        o   injury or loss of life;

        o   severe damage to or destruction of property, natural resources and equipment;

        o   pollution or other environmental damage;

        o   clean-up responsibilities;

        o   regulatory investigations and penalties; and/or

        o   suspension of operations.

         In addition, we may be liable for environmental damage caused by previous owners of property we own or lease. As a result, we may face substantial liabilities to third parties or governmental entities, which could reduce or eliminate funds available for exploration, development or acquisitions or cause us to incur losses. An event that is not fully covered by insurance could have a material adverse effect on our financial condition and results of operations.

         We maintain insurance against some, but not all, of these potential risks and losses. We may elect not to obtain insurance if we believe that the cost of available insurance is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable.
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

Hedging transactions may limit our potential gains and involve other risks.

         To manage our exposure to price risks in the marketing of our oil and natural gas, we enter into commodity price risk management arrangements from time to time with respect to a portion of our current or future production.
While intended to reduce the effects of volatile oil and natural gas prices, these transactions may limit our potential gains if oil or natural gas prices were to rise substantially over the price established by the hedge. In addition, such transactions may expose us to the risk of financial loss in certain circumstances, including instances in which:

        o   our production is less than expected;

        o   the counterparties to our futures contracts fail to perform under the contracts; or

        o   a sudden, unexpected event materially impacts oil or natural gas prices.

         The terms of our hedging agreements may also require that we furnish cash collateral, letters of credit or other forms of performance assurance in the event that mark-to-market calculations result in settlement obligations by us to the counterparties, which would encumber our liquidity and capital resources.

Our industry is heavily regulated.

         Federal, state and local authorities extensively regulate the oil and gas industry. Legislation and regulations affecting the industry are under constant review for amendment or expansion, raising the possibility of changes that may affect, among other things, the pricing or marketing of oil and gas production. Noncompliance with statutes and regulations may lead to substantial penalties, and the overall regulatory burden on the industry increases the cost of doing business and, in turn, decreases profitability. State and local authorities regulate various aspects of oil and gas drilling and production activities, including the drilling of wells (through permit and bonding requirements), the spacing of wells, the unitization or pooling of oil and gas properties, environmental matters, safety standards, the sharing of markets, production limitations, plugging and abandonment, and restoration. Federal authorities regulate many of these same activities for our drilling and production operations in federal offshore waters. To cover the various obligations of leaseholders in federal waters, federal authorities generally require that leaseholders have substantial net worth or post bonds or other acceptable assurances that such obligations will be met. The cost of these bonds or other surety can be substantial, and we cannot assure you that we will be able to obtain bonds or other surety in all cases. Under some circumstances, federal authorities may require any of our operations on federal leases be suspended or terminated. Any such suspension or termination could materially adversely affect our financial condition and results of operations.

We must comply with complex environmental regulations.

         Our operations are subject to complex and constantly changing environmental laws and regulations adopted by federal, state and local governmental authorities where we are engaged in exploration or production operations. New laws or regulations, or changes to current requirements, could have a material adverse effect on our business. We will continue to be subject to uncertainty associated with new regulatory interpretations and inconsistent interpretations between state and federal agencies. We could face significant liabilities to the government and third parties for discharges of oil, natural gas or other pollutants into the air, soil or water, and we could have to spend substantial amounts on investigations, litigation and remediation. We cannot be sure that existing environmental laws or regulations, as currently interpreted or enforced, or as they may be interpreted, enforced or altered in the future, will not materially adversely affect our results of operations and financial condition. As a result, we may face material indemnity claims with respect to properties we own or have owned.

Our business depends on transportation facilities owned by others.

         The marketability of our oil and gas production depends in part on the availability, proximity and capacity of pipeline systems owned by third parties.
The unavailability of or lack of available capacity on these systems and facilities could result in the shut-in of producing wells or the delay or discontinuance of development plans for properties. Although we have some contractual control over the transportation of our product, material changes in these business relationships could materially affect our operations. Federal and state regulation of oil and gas production and transportation, tax and energy policies, changes in supply and demand, pipeline pressures, damage to or destruction of pipelines and general economic conditions could adversely affect our ability to produce, gather and transport oil and natural gas.

We depend on key personnel.

         Our success will continue to depend on the continued services of our executive officers and a limited number of other senior management and technical personnel with extensive experience and expertise in evaluating and analyzing producing oil and gas properties and drilling prospects, maximizing production from oil and gas properties and marketing oil and gas production. Loss of the services of any of these people could have a material adverse effect on our operations. We currently do not have employment agreements with our executive officers other than Mark Hellerstein, our Chief Executive Officer. We do not
carry any key person life insurance policies.

Ownership of working interests, royalty interests and other interests by some of our officers and directors may create conflicts of interest.

         As a result of their prior employment with another company with which
St. Mary engaged in a number of transactions, Ronald D. Boone, the Executive
Vice President and Chief Operating Officer and a director of St. Mary, and two other vice presidents of St. Mary own working interests and royalty interests in many of St. Mary's properties, which were earned as part of the prior employer's employee benefit programs. Those persons have no royalty participation in any new St. Mary properties.

         Mr. Boone also owns 50% of Princeton Resources Ltd. and has a 33%
interest in Baron Oil Corporation, entities that manage the oil and gas working and royalty interests which he acquired as a result of his prior employment.
Although Mr. Boone does not manage these corporations, he may participate in any investment decisions made by them.

         David C. Dudley, a director of St. Mary, is Operating Manager of Dudley
& Associates, LLC, a closely-held oil and gas exploration and production firm. From time to time we may compete with Mr. Dudley's firm for acquisition, exploitation, exploration or development prospects.

         As a result of these transactions and relationships, conflicts of interest may exist between these persons and us. Although these persons owe fiduciary duties to our stockholders and to us, we cannot assure you that conflicts of interest will always be resolved in our favor.

Risks Related to Our Common Stock

Our certificate of incorporation and bylaws have provisions that discourage corporate takeovers and could prevent shareholders from realizing a premium on their investment.

         Our certificate of incorporation and bylaws contain provisions that may have the effect of delaying or preventing a change of control. These provisions, among other things, provide for noncumulative voting in the election of the board of directors and impose procedural requirements on stockholders who wish to make nominations for the election of directors or propose other actions at stockholders' meetings. These provisions, alone or in combination with each other and with the rights plan described below, may discourage transactions involving actual or potential changes of control, including transactions that otherwise could involve payment of a premium over prevailing market prices to shareholders for their common stock

         On July 15, 1999, our board of directors adopted a stockholder rights plan. The plan is designed to enhance the board's ability to prevent an acquirer from depriving stockholders of the long-term value of their investment and to protect stockholders against attempts to acquire us by means of unfair or abusive takeover tactics. If the board of directors decides in accordance with its fiduciary obligations that the terms of a potential acquisition do not reflect the long-term value of St. Mary, under the plan the board of directors could allow the holder of each outstanding share of our common stock other than those held by the potential acquirer to purchase one additional share of our common stock with a market value of twice the exercise price. This prospective dilution to a potential acquirer would make the acquisition impracticable unless the terms were improved to the satisfaction of the board of directors. However, the existence of the plan may impede a takeover not supported by our board, including a takeover that may be desired by a majority of our stockholders or involving a premium over the prevailing stock price.

Our shares that are eligible for future sale may have an adverse effect on the price of our common stock.

         At January 31, 2002 we had 27,777,338 share of common stock outstanding. Of the shares outstanding, approximately 26,904,006 shares were freely tradable without substantial restriction or the requirement of future registration under the Securities Act. In addition, as of that date, options to purchase 2,151,445 shares were outstanding, of which 1,378,403 were exercisable.
These options are exercisable at prices ranging from $9.25 to $33.3125 per share. In connection with the private placement of the Notes, our executive officers and directors have entered into lock-up agreements under which they have agreed not to offer or sell any shares of our common stock or similar securities for a period of 90 days from March 7, 2002 without the prior written consent of the initial purchasers of the Notes. The initial purchasers may at any time waive the terms of these lock-up agreements. Sales of substantial amounts of common stock, or a perception that such sales could occur, and the existence of options or warrants to purchase shares of commons stock at prices that may be below the then current market price of the common stock could adversely affect the market price of the common stock and could impair our ability to raise capital through the sale of our equity securities.

Our Chairman of the Board and his extended family may be able to control us.

         Thomas E. Congdon, our Chairman of the Board, and members of his extended family currently own approximately 18% of the outstanding shares of our common stock. While no formal arrangements exist, these extended family members may be inclined to act in concert with Mr. Congdon on matters related to control of St. Mary, including for example the election of directors or response to an unsolicited bid to acquire St. Mary. Accordingly, Mr. Congdon and his family may be able to control or influence matters presented to our stockholders.

We may not always pay dividends on our common stock.

         Although we have paid cash dividends to stockholders every year since
1940 and we expect that our practice of paying dividends will continue, the payment of future dividends remains in the discretion of the board of directors and will continue to depend on our earnings, capital requirements, financial condition and other factors. In addition, the payment of dividends is subject to covenants in our bank credit facility, including the requirement that we maintain certain levels of stockholder's equity. The board of directors may determine in the future to reduce the current annual dividend rate of $0.10 per share or discontinue altogether the payment of dividends.

Cautionary Statement about Forward-Looking Statements

         This Annual Report on Form 10-K includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of
1934. All statements, other than statements of historical facts, included in this Form 10-K that address activities, events or developments that St. Mary's management expects, believes or anticipates will or may occur in the future are forward looking statements. Examples of forward-looking statements may include discussion of such matters as:

        o   The amount and nature of future capital, development and exploration expenditures;

        o   The drilling of wells;

        o   Reserve estimates and the estimates of both future net revenues and the present value of future net revenues that are included in their calculation;

        o   Future oil and gas production estimates;

        o   Repayment of debt;

        o   Business strategies;

        o   Expansion and growth of operations; and

        o   Other similar matters such as those discussed in Management's
            Discussion and Analysis of Financial Condition and Results of
            Operations.

These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including such factors as the volatility and level of oil and natural gas prices, uncertainties in cash flow, expected acquisition benefits, production rates and reserve replacement, reserve estimates, drilling and operating risks, competition, litigation, environmental matters, the potential impact of government regulations, and other matters discussed under the caption "Risk Factors", many of which are beyond our control. Readers are cautioned that forward-looking statements are not guarantees of future performance and that actual results or developments may differ materially from those expressed or implied in the forward-looking statements.

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

Reserve life. Expressed in years, represents the estimated net proved reserves at a specified date divided by forecasted production for the preceding 12-month period.

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
                                       22

ITEM 2.  PROPERTIES

Operations

         St. Mary's exploration, development and acquisition activities are focused in five core operating areas: the Mid-Continent region; onshore Gulf
Coast and offshore Gulf of Mexico; the ArkLaTex region; the Williston Basin in
North Dakota and Montana; and the Permian Basin in west Texas and New Mexico.
Information concerning each of our major areas of operations, based on our estimated proved reserves as of December 31, 2001, is shown below.

                                               Estimated Proved Reserves
                                       -----------------------------------------
                                         Oil        Gas             MMCFE                     PV-10
                                                              ------------------     -----------------------
                                       (MBbls)     (MMcf)      Amount    Percent     (In thousands)  Percent
                                       -------    -------     -------    -------     --------------  -------
 Mid-Continent Region...........         1,203    119,062     126,281      33.0%       $ 126,219       34.7%
 ArkLaTex Region................         1,295     40,940      48,711      12.7%          37,978       10.4%
 Gulf Coast and Gulf of Mexico..         1,025     44,126      50,274      13.1%          63,594       17.5%
 Williston Basin................        16,248     24,376     121,867      31.8%         101,930       28.0%
 Permian Basin..................         3,898     12,727      36,114       9.4%          34,074        9.4%
                                       -------    -------     -------    -------       ---------     -------
 Total..........................        23,669    241,231     383,247     100.0%       $ 363,795      100.0%
                                       =======    =======     =======    =======       =========     =======

         Mid-Continent Region. Since 1973 St. Mary has been active in the
Mid-Continent region, where operations are managed by our 32-person Tulsa,
Oklahoma office. We have ongoing exploration and development programs in the
Anadarko Basin of Oklahoma and Texas. The Mid-Continent region accounted for 33%
of our estimated proved reserves as of December 31, 2001, or 126.3 BCFE, 85% of which were proved developed and 94% of which were natural gas. We participated in drilling 88 gross wells in this region in 2001, including 30 wells operated by us, 83% of which were completed as producers.

         St. Mary's development and exploration budget in the Mid-Continent region for 2002 totals $33.0 million. We plan to operate 28 drilling wells in the Mid-Continent region during 2002 and to utilize three to four drilling rigs throughout the year. Our 2002 budget also reflects participation in an additional 100 to 125 wells to be operated by other entities.

         Anadarko Basin. Our long history of operations and proprietary geologic knowledge enables us to sustain economic development and exploration programs despite periods of adverse industry conditions. We are applying state of the art technology in hydraulic fracturing and innovative well completion techniques to accelerate production and associated cash flow from the region's tight gas reservoirs. We also continue to benefit from the continuing consolidation of operators in the basin. We periodically pursue attractive opportunities to acquire properties from companies that have elected to discontinue operations in this basin. The $31.6 million acquisition of properties from JN Exploration that closed in December 2000 is a good example of this type of opportunity.

         Approximately one-half of the drilling activities for 2002 will be focused on low-to-medium-risk development in the Cromwell, Granite Wash,
Osborne, Red Fork and Spiro formations. In addition, approximately one-half of our 2002 Mid-Continent capital budget is allocated to deeper, higher-potential wells in the lower Morrow formation below 19,000 feet at the NE Mayfield Field in Oklahoma and in various other fields within the Morrow and Springer formations at depths between 10,000 and 16,000 feet.

         Carrier Prospect. Within its inventory of higher-risk higher-potential exploration prospects, St. Mary holds an aggregate 42% working interest in 5,700 acres in Leon County, Texas. Our Carrier Prospect acreage relates to a platform reef prospect located near the industry's prolific Cotton Valley pinnacle reef discovery and targets potentially larger platform reefs that we believe developed in the deeper waters of the basin during the Jurassic period. We plan to seek industry participation for an initial test well in 2002.

         Arkoma Basin. In Coal County, Oklahoma, we have acquired a leasehold position of 5,700 net acres. In 2001, we spud five gross wells, all of which were completed as gas wells. The producing formations in this area include the
Booch, Hartshorne, Wapanucka and the Cromwell, which is the deepest formation at approximately 6,700 feet. Our average working interest for these wells is 98%, and we anticipate drilling at least ten gross wells in this area in 2002.
Initial production rates from the wells have varied from approximately 500 Mcf per day to 1,250 Mcf per day. We are also actively pursuing additional leasehold positions within this four township area both through leasing activity and the acquisition of producing properties.

         In February 2002 we acquired oil and gas properties and an 89-mile gas gathering system in the Arkoma Basin from Merchant Resources #1 L.P. of Houston,
Texas for $7.8 million in cash. The properties include undrilled locations and are expected to complement other St. Mary properties in the area. The properties currently produce an estimated 1,200 Mcf of gas and 65 barrels of oil per day.

         Gulf Coast and Gulf of Mexico Region. St. Mary's presence in south
Louisiana dates to the early 1900's when our founders acquired a franchise property in St. Mary Parish on the shoreline of the Gulf of Mexico. These 24,900 acres of fee lands yielded more than $5.5 million of gross oil and gas royalty revenue in 2001. Our onshore Gulf Coast and Gulf of Mexico presence increased significantly in 1999 with the acquisition of King Ranch Energy. This acquisition included 260,000 gross undeveloped acres (81,000 net acres) and a large 3-D seismic database. The Gulf Coast and Gulf of Mexico region accounted for 13% of our estimated proved reserves as of December 31, 2001, or 50.3 BCFE,
90% of which were proved developed and 88% of which were natural gas.

         St. Mary's diverse activities in the onshore Gulf Coast and Gulf of
Mexico are managed by our 16-person regional office in Lafayette, Louisiana and include ongoing development and exploration programs in multiple basins onshore south Louisiana as well as several offshore shallow-water Gulf of Mexico blocks.
Advanced 3-D seismic imaging and interpretation techniques and extensive subsurface geological interpretations are revitalizing exploration and development activities in the Miocene trend along the Gulf Coast. Our exploration and development budget in the Gulf Coast and Gulf of Mexico region for 2002 is $18.0 million.

         The Judge Digby Field is the largest field acquired in the King Ranch
Energy acquisition and is located outside Baton Rouge, Louisiana in Point Coupee
Parish. We have interests ranging from 12% to 20% in nine wells that are producing a total of 130 MMcf per day on a gross basis as of February 12, 2002.
This ultra deep field produces from multiple Tuscaloosa reservoirs between
19,000 and 24,000 feet. The wells are characterized by high producing rates such as the Parlange #11 completed in 2000 at an initial rate of 92,000 Mcf per day.
We believe this well had the highest initial production rate for a well ever completed onshore Louisiana. New drilling in this field is continuing with the completion of the Parlange #12 in the deepest field pay ever produced at Judge
Digby with initial rates of 64,000 Mcf per day. The J. Wuertele #2 was also completed in 2001, at an initial rate of 45,000 Mcf per day. The J. Wuertele #3 was spud on November 15, 2001 and is currently drilling toward a projected total depth of 22,000 feet. In addition to the drilling activity, multiple recompletions of several wells are anticipated in 2002 in this multi-pay geologically complex field.

         In the Gulf of Mexico, we plan to test a large 3-D target at Matagorda
701 during 2002. Matagorda 701 is located 50 miles northeast of Corpus Christi,
Texas in 110 feet of water. We also plan to test a large fault block on the east flank of the Matagorda 700 field in 2002.

         Fee Lands. St. Mary owns 24,900 acres of fee lands and associated mineral rights in St. Mary Parish located approximately 85 miles southwest of
New Orleans, Louisiana. Since the initial discovery on our fee lands in 1938, our cumulative oil and gas revenues, primarily landowner's royalties, from the
Bayou Sale, Horseshoe Bayou and Belle Isle fields have exceeded $235 million. We currently lease 10,357 acres and have an additional 14,557 acres that are unleased. Our principal operators on the fee properties are BP Amoco, Cabot,
ExxonMobil and Badger Petroleum. We have encouraged development drilling by our lessees, facilitated the origination of new prospects on acreage not held by production and stimulated exploration interest in deeper, untested horizons. A discovery at South Horseshoe Bayou in early 1998 and a subsequent successful confirmation well in early 1999 established that significant accumulations of gas are sourced and trapped at depths below 16,000 feet.

         Centennial Project. St. Mary participated in a 51 square mile 3-D seismic survey over the Spindletop field near Beaumont, Texas, which was completed in 2001. Our partner group has leased or optioned approximately 19,000 acres within the seismic outline. We have a 21% working interest in this project, which is planned to be a multi-year exploration and development program. The partner group plans to drill several wells in this project in 2002.

         ArkLaTex Region. St. Mary's operations in the ArkLaTex region are managed by our 18-person office in Shreveport, Louisiana. The ArkLaTex region accounted for 13% of our estimated proved reserves as of December 31, 2001, or
48.7 BCFE, 85% of which were proved developed and 84% of which were natural gas.
In 1992, we acquired the ArkLaTex oil and gas properties of T. L. James &
Company, Inc. as well as rights to over 6,000 square miles of proprietary 2-D seismic data in the region. Much of the Shreveport office's successful exploration and development programs have derived from niche acquisitions completed since 1992 totaling $18.2 million. These acquisitions have provided access to strategic holdings of undeveloped acreage and proprietary packages of geologic and seismic data, resulting in an active program of additional development and exploration.

         Our holdings in the ArkLaTex region are comprised of interests in approximately 502 producing gross wells, including 98 wells operated by us;
interests in leases totaling approximately 73,500 gross acres; and mineral servitudes totaling approximately 14,600 gross acres. Activities in the ArkLaTex region during 2001 focused on the search for new opportunities and potential analog fields as well as final development of several important field discoveries made by our geoscientists since 1994. We have expanded into southern
Mississippi where the objective is to leverage our technical expertise in the
Mississippi salt play. St. Mary participated with a 50% working interest in two successful wells in 2000 in the James Lime play in east Texas, where it completed the Jones #1 and Jones #2 wells as multi-lateral wells, each with initial production exceeding 4,000 Mcf per day. We will continue to be active in this play in 2002.

         In 2002 we will continue to focus on the search for new opportunities and potential analog fields in which to apply our proprietary geologic models and production techniques. We anticipate participating in 30 gross wells in the
ArkLaTex region and are the operator of properties representing approximately

75% of our 2002 $14 million drilling capital expenditures budget.

         Williston Basin Region. Nance Petroleum Corporation, a wholly owned subsidiary of St. Mary, has conducted operations in the Williston Basin in eastern Montana and western North Dakota on our behalf since 1991, initially under a joint venture arrangement and subsequently as a wholly owned subsidiary.
The Williston Basin region accounted for 32% of our estimated proved reserves as of December 31, 2001, or 121.9 BCFE, 87% of which were proved developed and 80%
of which were oil.

         Our office in Billings, Montana includes a 28-person staff, some of which have spent over 20 years and their entire careers in the Williston Basin.
A significant portion of the exploration and development in the Williston Basin is based on the interpretation of 3-D seismic data. We have successfully used
3-D seismic imaging to delineate structure and porosity development in the Red
River formation. Since 1991 we have successfully completed 30 out of 32 gross wells drilled and operated. Our prospect inventory continues to expand as results from current activity lead to additional areas to conduct 3-D seismic surveys. Seven 3-D surveys are planned for 2002, exceeding the number of surveys conducted in any prior year.

         St. Mary spent $16 million on exploration and development in the
Williston Basin in 2001. In November 2001 we completed a $40.5 million acquisition of properties from Choctaw II Oil & Gas, Ltd. The properties are located in our Williston Basin core area and the Green River Basin in Wyoming and produce approximately 1,200 barrels of oil and 4,600 Mcf of gas per day. Our
2002 Williston Basin exploration and development capital budget is $22.0 million. We plan to drill ten operated wells with working interests ranging from
60% to 100%. We are the operator of properties representing approximately 80% of our Williston Basin capital budget in 2002.

         Permian Basin Region. The Permian Basin area covers a significant portion of eastern New Mexico and western Texas and is one of the major producing basins in the United States. The basin includes hundreds of oil fields undergoing secondary and enhanced oil recovery projects. 3-D seismic imaging of existing fields and advanced secondary recovery programs are substantially increasing oil recoveries in the Permian Basin. Our holdings in the Permian
Basin resulted from a series of niche property acquisitions since 1995, which total $21.9 million. We believe that our Permian Basin operations provide us with a solid base of long-lived oil reserves, promising longer-term exploration and development prospects and the potential for secondary recovery projects. The
Permian Basin region accounted for 9% of our estimated proved reserves as of
December 31, 2001, or 36.1 BCFE, of which 81% were proved developed and 65% were oil.

         St. Mary participated in drilling 12 gross wells in 2001 with a 100%
success rate. The East Shugart Delaware Unit waterflood project was initiated in
2000. The initial response from the water injection is anticipated in 2002, and we are hopeful the East Shugart waterflood will be an analog to our successful
Parkway Delaware Unit waterflood that increased production from 325 Bbl per day in 1996 when the property was aquired to 1,125 Bbl per day as of February 12,
2002.

         Our Permian Basin capital budget for 2002 is $9.0 million. In addition to drilling four injection wells in the East Shugart Delaware waterflood, two
Morrow test wells are planned in the Parkway field and six in-fill wells are planned at Ft. Chadbourne. The HJSA top lease on 30,450 acres in Ward County,
Texas became effective on August 5, 2000 and at year-end 2001 was producing
2,800 MCFE per day net to St. Mary. 3-D seismic data over the 50 square mile lease was reprocessed and is currently being evaluated. We believe opportunities will develop with respect to our non-operated 21.4% interest in this lease.

         Other Areas. In 2001 we acquired leases covering 115,000 acres in which we own an average 92% working interest in the Hanging Woman Basin of Montana and
Wyoming for prospective coalbed methane development. We have drilled an 18-well pilot program and are evaluating its results. We are also currently investigating permitting and environmental issues related to these prospects. We will be unable to determine the future potential of these prospects until we have completed the evaluation of our pilot program and have resolved all such permitting and environmental issues. An environmental public interest group has filed a lawsuit against the federal Bureau of Land Management seeking to cancel certain federal leases related to coalbed methane development in Montana, which could affect 46,000 of our 115,000 leased acres. We will monitor this lawsuit as part of our investigation of environmental issues related to these prospects.

         Coalbed methane production is similar to our traditional natural gas production as to the physical producing facilities and the product produced.
However, the subsurface mechanisms that allow the gas to move to the wellbore and the producing characteristics of coalbed methane wells are very different from traditional natural gas production. Unlike conventional gas wells, which require a porous and permeable reservoir, hydrocarbon migration and a natural structural and/or stratigraphic trap, the coalbed methane gas is trapped in the molecular structure of the coal itself until released by pressure changes resulting from the removal of in situ water. Frequently, coalbeds are partly or completely saturated with water. As the water is removed, internal pressures on the coal are decreased, allowing the gas to desorb from the coal and flow to the wellbore. Unlike traditional gas wells, new coalbed methane wells often produce water for several months and then, as the water production decreases, natural gas production increases as the coal seams de-water.

         Coalbed methane gas production requires state permits for the use of well-site pits and evaporation ponds for the disposal of produced water.
However, groundwater produced from the coal seams can generally be discharged into arroyos, surface waters, well-site pits and evaporation ponds without a permit if it does not exceed surface discharge permit levels, and if it meets state and federal primary drinking water standards. All of these disposal options require an extensive third-party water sampling and laboratory analysis program to ensure compliance with state permit standards. Where water of lesser quality is involved or the wells produce water in excess of the applicable volumetric permit limits, additional disposal wells would have to be drilled to re-inject the produced water back into deep underground rock formations.

         We are also currently investigating other potential unconventional natural gas projects in the Rocky Mountains.

Acquisitions

         In November 2001, we completed a $40.5 million acquisition from Choctaw
II Oil & Gas, Ltd. of oil and gas properties  located in our Williston Basin core area and the Green River Basin in Wyoming.  In December 2000 we completed a
$31.6 million acquisition of oil and gas properties in the Mid-Continent  region from  JN  Exploration.  Also  in  2000  we  completed  $21.5  million  of  niche acquisitions  in our  other  core  areas.  During  the last  five  years we have completed  over $171 million of  acquisitions.  For 2002 we have budgeted  $60.0 million for property  acquisitions.  However,  we have the financial capacity to
commit   substantially   greater   resources  to  purchases  should   additional
opportunities  be  identified.  In February  2002 we  completed  a $7.8  million acquisition of properties in the Arkoma Basin of the  Mid-Continent  region from
Merchant Resources #1 L.P.

Reserves

         The following table presents summary information with respect to the estimates of our proved oil and gas reserves for each of the years in the three-year period ended December 31, 2001, as prepared by both Ryder Scott
Company, independent petroleum engineers, and us. For the periods presented,
Ryder Scott Company evaluated properties representing approximately 80% of our total PV-10 value while we evaluated the remainder. The PV-10 values shown in the following table are not intended to represent the current market value of the estimated proved oil and gas reserves owned by St. Mary. Neither prices nor costs have been escalated, but prices include the effects of hedging contracts.
You should read the following table along with the sections entitled "Risk
Factors - Risks Related to Our Business - Information concerning our reserves and future net revenue estimates is uncertain".

                                                                   As of December 31,
                                                           ---------------------------------
                                                           2001           2000          1999
                                                           ----           ----          ----
Proved Reserves Data:
Oil (MBbls)                                              23,669         20,950         18,900
Gas (MMcf)                                              241,231        225,975        207,642
MMCFE                                                   383,247        351,673        321,042
PV-10 value (in thousands) (1)                        $ 363,795    $ 1,153,663      $ 351,016
Proved Developed Reserves                                   86%            87%            84%
Production Replacement                                     166%           168%           541%
Reserve Life (years) (2)                                    7.1            6.7           10.3
------------------

(1)      PV-10 value as of December 31, 2001 was calculated using prices in effect at December 31, 2001 of $19.84 per barrel of oil (NYMEX) and
         $2.65 per MMBtu of gas (Gulf Coast spot price). Both of these prices were then adjusted for transportation and basis differentials. These prices were 26 % and 72 % lower, respectively, than prices used to calculate PV-10 value as of December 31, 2000.
(2)      Reserve life represents the estimated proved reserves at the dates indicated divided by actual production for the preceding 12-month period. The value as of December 31, 1999 reflects the acquisition of
         King Ranch Energy in December 1999.

Production

         The following table summarizes the average volumes of oil and gas produced from properties in which St. Mary held an interest during the periods indicated:
                                                                      Years Ended December 31,
                                                                    ----------------------------
                                                                     2001       2000       1999
                                                                     ----       ----       ----
  Operating Data:
  Net production:
   Oil (MBbls).................................................     2,434      2,398      1,383
   Gas (MMcf)..................................................    39,491     38,346     22,805
   MMCFE.......................................................    54,093     52,731     31,104
  Average net daily production:
   Oil (Bbls)..................................................     6,667      6,551      3,790
   Gas (Mcf)...................................................   108,195    104,769     62,478
   MCFE........................................................   148,199    144,075     85,216
  Average sales price (1):
   Oil (per Bbl)...............................................   $ 23.29    $ 23.53    $ 16.56
   Gas (per Mcf)...............................................   $  3.73    $  3.44    $  2.21
  Additional per MCFE data:
   Lease operating expense.....................................   $  0.75    $  0.48    $  0.44
   Transportation costs........................................   $  0.04    $  0.04    $  0.03
   Production taxes............................................   $  0.23    $  0.21    $  0.16
   General and administrative..................................   $  0.22    $  0.21    $  0.29
   Depreciation, depletion and amortization....................   $  0.95    $  0.76    $  0.73

(1) Includes the effects of St. Mary's hedging activities. See "Management's
    Discussion and Analysis of Financial Condition and Results of Operations."

Productive Wells

         As of December 31, 2001, we had interests in 947 gross (319 net)
productive oil wells and 1,396 gross (268 net) productive gas wells. Productive wells are either producing wells or wells capable of commercial production although currently shut in. One or more completions in the same wellbore are counted as one well. A well is categorized under state reporting regulations as an oil well or a gas well based upon the ratio of gas to oil produced when it first commenced production, and such designation may not be indicative of current production.

Drilling Activity

         The following table sets forth the wells drilled and recompleted in which St. Mary participated during each of the three years indicated:

                                                              Years Ended December 31,
                                               ------------------------------------------------------
                                                     2001               2000               1999
                                               ---------------    ---------------     ---------------
                                               Gross       Net    Gross       Net     Gross       Net

   Development:
    Oil....................................       48     14.49       40     17.37        26     10.45
    Gas....................................      154     33.28      107     24.94       105     22.26
    Non-productive.........................       31      7.13       31      9.38        14      5.75

                                                 233     54.90      178     51.69       145     38.46
                                                 ---     -----      ---     -----       ---     -----
   Exploratory:
    Oil....................................        3      1.55        6      4.17         1       .20
    Gas....................................        9      1.84       11      3.63        12      3.84
    Non-productive.........................        7      2.56        8      4.32         9      2.56
                                                 ---     -----      ---     -----       ---     -----
                                                  19      5.95       25     12.12        22      6.60
                                                 ---     -----      ---     -----       ---     -----

   Farmout or non-consent                          9        -         8        -          6        -
                                                 ---     -----      ---     ----        ---     -----

   Total(1) ...............................      261     60.85      211     63.81       173    45.06
                                                 ===     =====      ===     =====       ===    =====

--------------------------
(1) Does not include 12, 4 and 1 gross wells completed on St. Mary's fee lands during 2001, 2000 and 1999, respectively.

         All of our drilling activities are conducted on a contract basis with independent drilling contractors. We do not own any drilling equipment.

Acreage

         The following table sets forth the gross and net acres of developed and undeveloped oil and gas leases, fee properties, mineral servitudes and lease options held by St. Mary as of December 31, 2001. Undeveloped acreage includes leasehold interests that may already have been classified as containing proved undeveloped reserves.

                                           Developed Acres (1)    Undeveloped Acres (2)           Total
                                          ---------------------   ---------------------   ---------------------
                                            Gross        Net        Gross        Net        Gross        Net
                                           -------     -------     -------     -------     -------     -------
 Arkansas................................    2,255         399         167          28       2,422         427
 Louisiana...............................   98,588      33,493      41,837      13,818     140,425      47,311
 Montana.................................   43,135      21,869     191,747     144,870     234,882     166,739
 New Mexico..............................    7,280       2,196       1,320         913       8,600       3,109
 North Dakota............................   55,464      22,080     136,511      67,592     191,975      89,672
 Oklahoma................................  193,443      44,728      53,883      18,940     247,326      63,668
 Texas...................................  136,460      48,080     119,252      38,896     255,712      86,976
 Wyoming.................................   12,209       3,318      48,415      38,693      60,624      42,011
 Other (3) ..............................    2,501         346       8,083       4,884      10,584       5,230
                                           -------     -------     -------     -------     -------     -------
                                           551,335     176,509     601,215     328,634   1,152,550     505,143
                                           -------     -------     -------     -------   ---------     -------

Louisiana Fee Properties.................   10,357      10,357      14,557      14,557      24,914      24,914
Louisiana Mineral Servitudes.............    9,845       5,360       4,768       4,241      14,613       9,601
                                           -------     -------     -------     -------     -------     -------
                                            20,202      15,717      19,325      18,798      39,527      34,515
                                           -------     -------     -------     -------     -------     -------

     Total ..............................  571,537     192,226     620,540     347,432   1,192,077     539,658
                                           =======     =======     =======     =======   =========     =======

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
     (2) Undeveloped acreage is lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas regardless of whether such acreage contains estimated proved reserves.
     (3) Includes interests in Alabama, Colorado, Kansas, Mississippi, South
         Dakota, Utah and Washington. St. Mary also holds an overriding royalty interest in an additional 44,388 gross acres in Utah.

Item 3.  LEGAL PROCEEDINGS

         From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of this date, no legal proceedings are pending against us that individually or collectively could have a material adverse effect upon our financial condition or results of operations.

         A lawsuit has been filed in the Federal District Court in Montana by an environmental public interest group seeking the cancellation of all federal leases related to coalbed methane development issued in the State of Montana since January 1, 1997 on the grounds of an alleged failure of the federal Bureau of Land Management to comply with federal environmental laws. The lawsuit potentially affects 46,000 acres subject to federal leases of the 115,000 acres in our Hanging Woman Basin coalbed methane project. While we have not been made a party to the lawsuit and while we believe upon the basis of information presently available to us that the applicable environmental laws have been complied with, there is no assurance of the outcome of the lawsuit and therefore there is no assurance that it will not adversely affect our coalbed methane prospect. However, even if the Montana federal leases become unavailable, we anticipate continuing with the Hanging Woman Basin prospect in Wyoming and obtaining additional non-federal leases in Montana.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of 2001.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth the names, ages and positions held by
St. Mary's executive officers as of January 31, 2002.

Name                        Age          Position
----                        ---          --------
Thomas E. Congdon           75           Chairman of the Board
Mark A. Hellerstein                      President and Chief Executive Officer
Ronald D. Boone             54           Executive Vice President and Chief
                                         Operating Officer
Robert T. Hanley            55           Vice President - Business Development
Richard C. Norris           46           Vice President - Finance, Secretary and
                                         Treasurer
Milam Randolph Pharo        49           Vice President - Land and Legal
Garry A. Wilkening          51           Vice President - Administration and
                                         Controller
Douglas W. York             40           Vice President - Acquisitions and
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

         Garry A. Wilkening joined St. Mary in 1993 as Corporate Controller. He was named Vice President - Administration in 1999. Prior to joining St. Mary,
Mr. Wilkening was Corporate Controller for Fuel Resources Development Company, a
subsidiary of Public Service Company of Colorado (now named Xcel Energy).

         The executive officers of the Company serve at the pleasure of the board of directors and do not have fixed terms. Executive officers generally are elected at the regular meeting of the board immediately following the annual stockholders meeting. Any officer or agent elected or appointed by the board may be removed by the board whenever in its judgement the best interests of the
Company will be served thereby without prejudice, however, to contractual rights, if any, of the person so removed.

         There are no family relationships, first cousin or closer, between any executive officer and director. There are no arrangements or understandings between any officer and any other person pursuant to which that officer was elected.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Market Information. St. Mary's common stock is traded on the Nasdaq
National Market System under the symbol MARY. The range of high and low prices for the quarterly periods in 2001 and 2000, as reported by the Nasdaq National
Market System and adjusted for the two-for-one stock split which was distributed on September 5, 2000 to shareholders of record as of the close of business on
August 21, 2000, is set forth below:

            Quarter Ended                         High           Low
            -------------                         ----           ---

            December 31, 2001                    $22.20        $14.65
            September 30, 2001                    21.81         14.58
            June 30, 2001                         25.24         19.25
            March 31, 2001                        35.00         20.63

            December 31, 2000                    $34.31        $19.00
            September 30, 2000                    24.31         14.75
            June 30, 2000                         21.03         14.78
            March 31, 2000                        15.75         11.19

         Holders. As of January 31, 2002, the number of record holders of St.
Mary's common stock was 214. Management believes, after inquiry, that the number of beneficial owners of our common stock is in excess of 3,700.

         Dividends. St. Mary has paid cash dividends to stockholders every year since 1940. Annual dividends of $0.10 per share were paid in each of the years
1998 through 2001. We expect that our practice of paying dividends on our common stock will continue, although the payment of future dividends on our common stock will continue to depend on our earnings, capital requirements, financial condition and other factors. In addition, the payment of dividends is subject to covenants in our bank credit facility, including the requirement that we maintain certain levels of stockholders' equity. Dividends are currently paid on a semi-annual basis. Dividends paid totaled $2,795,000 in 2001 and $2,775,000 in
2000.

         Restricted Shares. St. Mary issued 5,332,374 shares of its common stock to the shareholders of King Ranch, Inc. for the acquisition of King Ranch
Energy, Inc. in December 1999. Those shares were subject to contractual restrictions on transfer until March 31, 2001, and are now freely transferable.
We also issued 518,988 restricted shares of our common stock in connection with the acquisition of Nance Petroleum Corporation in June 1999. Those shares are restricted securities under federal securities laws and are also subject to contractual restrictions on transfer, which expire in increments over a three-year period from the date of acquisition. In addition, in connection with our March 2002 issuance of 5.75% senior convertible notes, our executive officers and directors entered into lock-up agreements under which they have agreed not to offer or sell any shares of our common stock or similar securities for a period of 90 days from March 7, 2002 without the prior written consent of the initial purchasers of the notes.

ITEM 6.           SELECTED FINANCIAL DATA

         The following table sets forth selected consolidated financial data for
St. Mary as of the dates and for the periods indicated. The financial data for each of the five years presented were derived from the Consolidated Financial
Statements of St. Mary. The following data should be read in conjunction with
"Management's Discussion and Analysis of Financial Condition and Results of
Operations," which includes a discussion of factors materially affecting the comparability of the information presented, and in conjunction with St. Mary's financial statements included elsewhere in this report.

                                                                 Years Ended December 31,
                                                                 ------------------------
                                                  2001        2000        1999        1998        1997
                                                  ----        ----        ----        ----        ----
                                                          (In thousands, except per share data)
Income Statement Data:
Operating revenues:
   Oil and gas production                     $ 203,973   $ 188,407   $  73,387   $  71,413   $  76,603
   Other                                          3,496       7,259       1,527       8,096      15,282
                                              ---------   ---------   ---------   ---------   ---------
Total operating revenues                        207,469     195,666      74,914      79,509      91,885
                                              ---------   ---------   ---------   ---------   ---------

Operating expenses:
   Oil and gas production                        55,000      38,461      19,574      17,770      16,097
   Depletion, depreciation & amortization    51,346      40,129      22,574      24,912      18,366
   Exploration                                   19,518       9,633      11,593      11,705       6,847
   Impairment of proved properties                  820       4,449       3,982      17,483       5,202
   Abandonment and impairment of
    unproved properties                           3,865       1,841       6,616       4,457       2,077
   General and administrative                    11,762      11,166       9,172       7,097       7,645
   Unrealized derivative loss                     1,573           -           -           -           -          -                     -
   Other                                          1,673       1,437       1,802       9,304         606
                                              ---------   ---------   ---------   ---------   ---------
Total operating expenses                        145,557     107,116      75,313      92,728      56,840
                                              ---------   ---------   ---------   ---------   ---------

Income (loss) from operations                    61,912      88,550        (399)    (13,219)     35,045
   Non-operating (expense) income                   376         737          75      (1,027)        (99)
   Income tax (expense) benefit                 (21,829)    (33,667)        406       5,415     (12,325)
                                              ---------   ---------   ---------   ---------   ---------
Income (loss) from continuing operations         40,459      55,620          82      (8,831)     22,621
Gain on sale of discontinued operations,
    net of income taxes                               -           -           -          34         488
                                              ---------   ---------   ---------   ---------   ---------
Net income (loss)                              $ 40,459    $ 55,620    $     82    $ (8,797)   $ 23,109
                                              =========   =========   =========   =========   =========

Basic net income (loss) per common share:
   Income (loss) from continuing operations    $   1.45    $   2.00    $      -    $  (0.40)   $   1.07
   Gain on sale of discontinued operations            -           -           -           -        0.02
                                              ---------   ---------   ---------   ---------   ---------

Basic net income (loss) per share              $   1.45    $   2.00    $      -    $  (0.40)   $   1.09
                                              =========   =========   =========   =========   =========

Diluted net income (loss) per common share:
   Income (loss) from continuing operations    $   1.42    $   1.97    $      -    $  (0.40)   $   1.05
   Gain on sale of discontinued operations            -           -           -           -        0.02
                                              ---------   ---------   ---------   ---------   ---------
Diluted net income (loss) per share            $   1.42    $   1.97    $      -    $  (0.40)   $   1.07
                                              =========   =========   =========   =========   =========

Cash dividends per share                       $   0.10    $   0.10    $   0.10    $   0.10    $   0.10
Basic weighted average common shares
    outstanding                                  27,973      27,781      22,198      21,874      21,240
Diluted weighted average common shares
    outstanding                                  28,555      28,271      22,329      21,874      21,506

                                                                 Years Ended December 31,
                                                                 ------------------------
                                                  2001        2000        1999        1998        1997
                                                  ----        ----        ----        ----        ----
                                                          (In thousands, except per share data)
Balance Sheet Data (end of period):
Working capital                                $  34,000   $  40,639  $  13,440   $   9,785   $   9,618
Net property and equipment                       358,930     252,411    180,664     143,825     157,481
Total assets                                     436,989     321,895    230,438     184,497     212,135
Long-term obligations                             64,000      22,000     13,000      19,398      22,607
Total stockholders' equity                       286,117     250,136    188,772     134,742     147,932

Other Data:
EBITDA (1)                                     $ 113,258   $ 128,679  $  22,175   $  11,693   $  53,411
Net Cash provided by (used in)
  Operating activities                           127,492      92,267     40,755      45,386      43,111
  Investing activities                          (159,075)   (112,868)   (22,243)    (36,982)    (67,477)
  Financing activities                            29,080      13,025    (12,138)     (7,695)     28,140
Capital and exploration expenditures, cash
    and noncash                                  182,863     125,184     91,184      57,855      89,213

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

         The year ended December 31, 2001 was volatile, not only for our industry, but also for the country as a whole. Spot gas prices per MMBtu ranged from $9.73 to $1.73. The NYMEX gas strip price fell by more than half. Oil prices dropped from a per barrel high of $32.00 to $17.50. The economy entered a recession that was further impacted by the events of September 11th and Enron's collapse. In our industry, rig utilization moved to effective capacity and resulted in substantial cost increases and diminished service quality. Operating costs also increased dramatically. Higher drilling, completion and operating costs and an overheated acquisition market made reserve additions costly.
Through this turbulent environment we modestly grew production and maintained a strong balance sheet.

         The industry enters 2002 with record gas in storage as well as excess
OPEC capacity and a weakened economy. This suggests to us that we will encounter weaker prices in the near term. Subject to uncertainties specified in our cautionary statement about forward looking statements we project that results of operations for 2002 will reflect lower revenues and lower net income.

Critical Accounting Policies and Estimates

         Our discussion of financial condition and results of operation are based upon the information reported in our consolidated financial statements.
The preparation of these financial statements requires us to make assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities at the date of our financial statements. We base our decisions on historical experience and various other sources that are believed to be reasonable under the circumstances. Actual results may differ from the estimates we calculated due to changing business conditions or unexpected circumstances. Policies we believe are critical to understanding our business operations and results of operations are detailed below. For additional information on our significant accounting policies you should see Note 1 and Note 11 in our accompanying consolidated financial statements.

         Revenue recognition - We are engaged in the exploration, development, acquisition and production of natural gas and crude oil. Our revenue recognition policy is significant because our revenue is a key component of our results of operations and our forward looking statements contained in Liquidity and Capital Resources. We derive our revenue primarily from the sale of produced natural gas and crude oil.
         Revenue is recorded in the month our production is delivered to the purchaser, but payment is generally received between 30 and 90 days after the date of production. At the end of each period we make estimates of the amount of production delivered to the purchaser and the price we received. We use our knowledge of our properties, their historical performance, NYMEX and local spot market prices and other factors as the basis for these estimates. Variances between our estimates and the actual amounts received are recorded in the month payment is received.

         Oil and gas reserve quantities - Estimated reserve quantities and the related estimates of future net cash flows affect our periodic calculations of depletion, depreciation and impairment for our proved oil and gas properties. Proved oil and gas reserves are the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Future cash inflows and future production and development costs are determined by applying benchmark prices and costs, including transportation and basis differentials, in effect at the end of each period to the estimated quantities of oil and gas remaining to be produced at the end of that period. Expected cash flows are reduced to present value using a discount rate that depends upon the calculation for which the reserve estimates will be used.
         Reserve estimates are inherently imprecise and estimates of new discoveries are more imprecise than those of proved producing oil and gas properties. We expect that periodic reserve estimates will change in the future as additional information becomes available or as oil and gas prices and costs change. For any period, unknown circumstances could have caused us to calculate more or less depletion, depreciation or impairment. Changes in these calculations caused by changes in reserve quantities or net cash flows are recorded in the period that the reserve estimates changed.

         Valuation of long-lived and intangible assets - Our property and equipment is recorded at cost. An impairment allowance is provided on unproved property when we determine that the property will not be developed. We evaluate the realizability of our proved producing and other long-lived assets whenever events or changes in circumstances indicate that an impairment may have occurred. Our impairment test compares the expected undiscounted future net revenues from a property using escalated pricing with the related net capitalized costs of the property at the end of each period. When the net capitalized costs exceed the undiscounted future net revenue of a property the cost of the property is written down to our estimate of fair value, which is determined by applying a 15% discount rate to future net revenues. Each company has its own criteria for acceptable internal rates of return, and those criteria can change overtime. Different pricing assumptions or discount rates would result in a different calculated impairment.

         Income taxes - We provide for deferred income taxes on the difference between the tax basis of an asset or liability and its carrying amount in our financial statements. This difference will result in taxable income or deductions in future years when the reported amount of the asset or liability is recovered or settled, respectively. Our federal and state income tax returns are generally not filed before the consolidated financial statements are prepared, therefore we estimate the tax basis of our assets and liabilities at the end of each period as well as the effects of tax rate changes, tax credits and net operating loss carryforwards. Adjustments related to differences between the estimates we used and actual amounts we reported are recorded in the period in which we file our income tax returns.

         The following analysis contains additional discussion of management and accounting policies that are relevant to specific disclosures.

Results of Operations

         The results of operations for 2000 include the full year impact of two significant acquisitions made during 1999. On June 1, 1999 St. Mary acquired
Nance and Quanterra Alpha Limited Partnership and then acquired various other
Williston Basin properties later in 1999 and into 2000. On December 17, 1999
St. Mary acquired King Ranch Energy, Inc now named St. Mary Energy Company.

The following table sets forth selected operating data for the periods indicated:

                                                                         Years Ended December 31,
                                                                      ------------------------------
                                                                      2001         2000         1999
                                                                      ----         ----         ----
                                                                  (In thousands, except per volume data)
  Oil and gas production revenues:
     Gas production.............................................. $ 147,292    $ 131,979    $  50,482
     Oil production..............................................    56,681       56,428       22,905
                                                                  ---------    ---------    ---------
        Total.................................................... $ 203,973    $ 188,407    $  73,387
                                                                  =========    =========    =========

  Net production:
     Gas (MMcf)..................................................    39,491       38,346       22,805
     Oil (MBbls).................................................     2,434        2,398        1,383
     MMCFE.......................................................    54,093       52,731       31,103

  Average sales price (1):
     Gas (per Mcf)............................................... $    3.73    $    3.44    $    2.21
     Oil (per Bbl)............................................... $   23.29    $   23.53    $   16.56

  Oil and gas production costs:
     Lease operating expenses.................................... $  40,505    $  25,567    $  13,641
     Transportation costs........................................     2,321        1,817          893
     Production taxes............................................    12,174       11,077        5,040
                                                                  ---------    ---------    ---------
        Total.................................................... $  55,000    $  38,461    $  19,574
                                                                  =========    =========    =========

  Additional per MCFE data:
     Sales price (see Discussion under Accounting Matters)....... $    3.77    $    3.57    $    2.36
     Lease operating expenses....................................     (0.75)       (0.48)       (0.44)
     Transportation costs........................................     (0.04)       (0.04)       (0.03)
     Production taxes............................................     (0.23)       (0.21)       (0.16)
                                                                  ---------    ---------    ---------
        Operating margin......................................... $    2.75    $    2.84    $    1.73
                                                                  =========    =========    =========

     Depletion, depreciation and amortization.................... $    0.95    $    0.76    $    0.73
     Impairment of proved properties............................. $    0.02    $    0.08    $    0.13
     General and administrative.................................. $    0.22    $    0.21    $    0.29

---------------
(1) Includes the effects of the Company's hedging activities.

2001 to 2000 Comparison

         Oil and Gas Production Revenues. Oil and gas production revenues increased $15.6 million, or 8% to a record $204.0 million in 2001 compared to
$188.4 million in 2000. Revenue from gas production increased $15.3 million or
12%. This increase was a result of a gas production volume increase of 3% and an
8% increase in the average realized gas price to $3.73 per Mcf in 2001. Revenue from oil production increased $253,000. This increase resulted from an oil production volume increase of 1% offset by a 1% decrease in the average realized oil price to $23.29 per Bbl in 2001. Projections of pricing for oil and gas in
2002 lead us to believe that our average realized price for both gas and oil will decrease in 2002. Our share of revenue from wells completed in 2001 added
$27.5 million of revenue and our December 2000 acquisition of JN Exploration properties added $11.5 million of revenue and average daily production of 7.4
MMCFE in 2001. Average net daily production increased to a new annual record of
148.2 MMCFE in 2001 compared to 144.1 MMCFE in 2000. Wells completed in 2001 offset 22.3 MMCFE of decline in average daily production from older properties.

         St. Mary hedged approximately 34.6% or 841 MBbls of its oil production for 2001 and realized a $1.9 million decrease in oil revenue attributable to hedging compared to a $13.2 million decrease in 2000. Without these contracts we would have received an average price of $24.08 per Bbl in 2001 compared to
$29.01 per Bbl in 2000. We also hedged 40.6% of our 2001 gas production or 17.6 million MMBtu and realized a $19.2 million decrease in gas revenue attributable to hedging compared to a $20.5 million decrease in gas revenues in 2000. Without these contracts we would have received an average price of $4.22 per Mcf for
2001 compared to $3.97 per Mcf in 2000. It is possible with the contracts we currently have in place and the December 31, 2001 projections of pricing for natural gas and oil in 2002 that we will record increases in oil and gas revenues attributable to hedging in 2002.

         Oil and Gas Production Expenses. Oil and gas production expenses consist of lease operating expenses, production taxes and transportation expenses. Total production expenses increased $16.5 million, or 43% in 2001 to
$55.0 million compared with $38.5 million in 2000. During 2001 we experienced a
$4.9 million increase in non-recurring LOE most of which related to activity in the Williston Basin and the Gulf Coast Region. Williston Basin acquisitions in the last half of 2000 and in 2001 added $1.7 million of LOE. Recurring LOE from our JN Exploration acquisition properties represented $1.1 million of the increase and wells completed in 2001 added another $1.1 million. We experienced higher recurring LOE from wells completed in the Williston Basin, the Permian
Basin and the Gulf Coast/Gulf of Mexico as a result of increased competition for limited availability of services and general cost inflation. Higher production taxes and transportation expenses resulting from higher oil and gas revenues account for $1.6 million of the increase. Total production costs per MCFE increased 40% to $1.02 for 2001 compared with $0.73 in 2000. An $0.18 per MCFE increase was due to the increase in non-recurring LOE plus LOE from acquisitions and wells completed in 2001. Another $0.02 per MCFE increase was due to increased production taxes and transportation expenses. The remaining increase is due to general cost inflation. This will be an area of concentration for us in 2002 as we attempt to decrease oil and gas production expenses in total and on a per MCFE basis.

         Depreciation, Depletion, Amortization and Impairment. DD&A
increased $11.2 million or 28% to $51.3 million in 2001 compared with $40.1 million in 2000. DD&A expense per MCFE increased 25% to $0.95 in 2001 compared to $0.76 in 2000. This increase reflects acquisitions and drilling results in 2000 and 2001 that added costs at a higher per unit rate. The
DD&A per MCFE rate was further affected by downward adjustments to reserves due to pricing differences between December 31, 2001 and December 31, 2000.

         St. Mary recorded an $820,000 impairment of proved oil and gas properties in 2001 compared with $4.4 million in 2000. Impairments in 2001 include a declining performance adjustment of $520,000 from the Thornton South prospect in Texas and various marginal well impairments.

         Abandonment and impairment of unproved properties increased $2.0 million or 110% to $3.9 million in 2001 compared to $1.8 million in 2000. This increase is due to an increase in abandonment of expired leases in 2001 and the impairment of leasehold costs related to several exploratory dry holes.

         Exploration. Exploration expense for 2001 increased $9.9 million or
103% to $19.5 million compared with $9.6 million in 2000. Percentages of total exploration expense are as follows:

                                                         2001      2000
                                                         ----      ----
        o   Geological and geophysical expenses          19%       24%
        o   Exploratory dry holes                        47%       21%
        o   Overhead and other expenses                  34%       55%

         Oil and gas exploration is imprecise, and success can be affected by numerous factors. Not every likely geological structure contains oil or natural gas. Even when oil or natural gas is discovered there are no guarantees that sufficient quantities can be produced to justify the completion of an exploratory well. In 2002 we have budgeted for geological and geophysical expenses and expect to incur overhead and other expenses in the pursuit of exploration, but we generally explore with an expectation of success.

         General and Administrative. General and administrative expenses increased $596,000 or 5% to $11.8 million in 2001 compared to $11.2 million in
2000. Increases in compensation expense associated with increased personnel, our incentive plans and general cost inflation were offset by a $4.3 million increase in COPAS overhead reimbursements from operations and costs allocated to exploration expense

         Income Taxes. Income tax expense totaled $21.8 million in 2001 resulting in an effective tax rate of 35.0% compared to $33.7 million in 2000 with an effective tax rate of 37.7%. The effective rate change from 2000 reflects decreased accrued state income taxes from marginal rate adjustments and a decrease in deferred federal income tax due to a 1% rate decrease from the highest federal marginal rate.

         Net Income. Net income decreased to $40.5 million for 2001 compared to
$55.6 million for 2000. An 8% increase in gas prices and a 3% increase in production volumes resulted in a $15.6 million increase in oil and gas production revenue. Increases in oil and gas production costs and DD&A of
$27.8 million, a $5.2 million decrease from gains on sale of proved property and
KMOC stock and a $9.9 million increase in exploration expense offset the increase in revenue and an $11.8 million decrease in income tax expense.

2000 to 1999 Comparison

         Oil and Gas Production Revenues. St. Mary experienced a record year in
2000 for growth in oil and gas production revenues. This amount increased $115.0 million, or 157% to $188.4 million in 2000 compared to $73.4 million in 1999.
Revenue from gas production increased $81.5 million or 161%. This increase was a result of a gas production volume increase of 68% and a 56% increase in the average realized gas price to $3.44 per Mcf in 2000. Revenue from oil production increased $33.5 million or 146%. This increase resulted from an oil production volume increase of 73% and a 42% increase in the average realized oil price to
$23.53 per Bbl in 2000. Average net daily production increased to a 12-month record of 144.1 MMCFE in 2000 compared to 85.2 MMCFE in 1999. Our King Ranch
Energy acquisition and Williston Basin acquisitions since June 1999 have added
$97.0 million of revenue, not adjusted for hedge losses and average net daily production of 57.7 MMCFE over the prior year. A positive response to a waterflood at Parkway Delaware Unit combined with a successful gas well completion and pricing changes in the Permian Basin added 4.6 MMCFE to average net daily production and $10.9 million of revenue before hedge losses from 1999 to 2000.

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
The KRE acquisition and Williston Basin acquisitions since June 1999 have added
$15.3 million of production costs over 1999. These costs have also increased by
$2.4 million in the Permian Basin as a result of waterflood activities. Total production costs per MCFE increased 16% to $0.73 for 2000 compared with $0.63 in
1999. We experienced a general $0.06 per MCFE increase in 2000 as a result of increased production taxes from increased revenue and an increase in lease operating costs. The additional $0.04 per MCFE increase was due to lease operating expenses and increased production taxes on increased revenue in the higher-cost Williston and Permian Basins.

         Depreciation, Depletion, Amortization and Impairment. DD&A
increased $17.6 million or 78% to $40.1 million in 2000 compared with $22.6 million in 1999. DD&A expense per MCFE increased 5% to $0.76 in 2000 compared to $0.73 in 1999. During the first three quarters of 2000 we had reported a decrease in the DD&A rate per MCFE. This decrease was the result of a lower than average cost per unit from the KRE and Nance acquisitions, the addition of lower cost reserves from 1999 drilling activities and the effect of producing property impairments we recognized in the fourth quarter of 1999 and the first quarter of 2000. In the fourth quarter of 2000 two factors occurred that reversed this trend. First, we finalized the allocation of KRE acquisition costs as allowed by accounting standards. Second, year-end downward reserve adjustments for certain fields caused DD&A per MCFE to increase $0.08 for the year.

         St. Mary recorded a $4.4 million impairment of proved oil and gas properties in 2000 compared with $4.0 million in 1999. Impairments in 2000 included a declining performance adjustment of $703,000 from the West Cameron
Block 39 prospect in the Gulf of Mexico. Marginal well impairments included
$656,000 from the Midland prospect in south Louisiana, $271,000 for the NE
Collins prospect in Mississippi, $269,000 for the Heil II prospect in Texas and, in Oklahoma, $478,000 from the Buffalo Wallow prospect, $371,000 from the Boggy
Creek prospect and $490,000 from the SW Weatherford prospect.

         Abandonment and impairment of unproved properties decreased $4.8 million or 72% to $1.8 million in 2000 compared to $6.6 million in 1999. This decrease was due to a reduction in abandonment of expired leases in 2000 and the
1999 impairment of South Horseshoe Bayou.

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
During 2000 St. Mary determined that it would be more beneficial to forego the
Section 29 credits generated from 1999 resulting in a net operating loss for
1999 that could be utilized in 2000 to reduce its current liability. This change also impacted the effective rate for 2000.

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

Liquidity and Capital Resources

         Our primary sources of liquidity are the cash provided by operating activities, debt financing, sales of non-strategic properties and access to the capital markets. All of these sources can be impacted by significant fluctuations in oil and gas prices. An unexpected decrease in prices would reduce expected cash flow from operating activities, might reduce the borrowing base on our credit facility, could reduce the value of our non-strategic properties and historically has limited our industry's access to the capital markets.

         We use cash for the acquisition, exploration and development of oil and gas properties and for the payment of debt obligations, trade payables and the payment of stockholder dividends. Exploration and development programs are generally financed from internally generated cash flow, debt financing and cash and cash equivalents on hand. In the event of an unexpected decrease in oil and gas prices, cash uses such as the acquisition of oil and gas properties and stockholder dividends are discretionary and can be reduced or eliminated. At any given point in time, we may be obligated to pay for commitments to explore for or develop oil and gas properties or incur trade payables. However, future obligations can be reduced or eliminated when necessary. We are currently only required to make interest payments on our debt obligations. An unexpected increase in oil and gas prices provides flexibility to modify our uses of cash flow.

         We continually review our capital expenditure budget to reflect changes in current and projected cash flow, acquisition opportunities, debt requirements and other factors.

         Cash Flow. St. Mary's net cash provided by operating activities increased $35.2 million or 38% to $127.5 million in 2001 compared to $92.3 million in 2000. The increase reflects a change between years of $22.5 million from the collection of receivables and a change between years of $15.4 million from increased accounts payable.

         St. Mary's net cash provided by operating activities increased $51.6 million or 127% to $92.3 million in 2000 compared to $40.8 million in 1999. The increase reflects the effect of increases in oil and gas production and prices.

         Net cash used in investing activities increased $46.2 million in 2001 to $159.1 million compared to $112.9 million in 2000. Total 2001 capital expenditures for cash, including acquisitions of oil and gas properties, increased $53.2 million or 45% to $170.5 million in 2001 compared to $117.3 million in 2000 due to an increase in drilling activity in 2001 offset by a decrease in cash expended for oil and gas property purchases.

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

         Net cash provided by financing activities increased $16.1 million to
$29.1 million in 2001 compared to $13.0 million in 2000. The increase is due to a net $42.0 million increase in long-term debt during 2001 compared to a $9.0 million increase in 2000 offset by a $4.4 million decrease in proceeds received from the sale of common stock related to our stock option programs. We also repurchased $12.9 million of our common stock during 2001. We used our credit facility to fund the acquisition of properties from Choctaw and finance current operations.

         Net cash provided by financing activities increased $25.2 million to
$13.0 million in 2000 compared to cash used in financing activities of $12.1 million in 1999. The increase is due to a net $9.0 million increase in long-term debt during 2000 compared to a $9.8 million decrease in 1999 and a $6.8 million increase in proceeds received from the sale of common stock related to St.
Mary's stock option programs. Proceeds from stock option programs were used to finance current operations and retire outstanding debt under the credit facility. During 2000 cash flow from operations and stock option programs was sufficient to reduce the outstanding debt balance to zero. The $22.0 million balance in outstanding debt at December 31, 2000 was a result of the JN acquisition.

         St. Mary had $4.1 million in cash and cash equivalents and had working capital of $34.0 million as of December 31, 2001 compared to $6.6 million in cash and cash equivalents and working capital of $40.6 million as of December
31, 2000.

         Senior Convertible Notes. In March 2002 we issued in a private placement a total of $100.0 million of our 5.75% senior convertible notes due
2022 with a 1/2% contingent interest provision. We received net proceeds of
$96.7 million after deducting the initial purchasers' discount and estimated offering expenses payable by us. The Notes are general unsecured obligations and rank on a parity in right of payment with all our existing and future senior indebtedness and other general unsecured obligations, and are senior in right of payment with all our future subordinated indebtedness. The Notes are convertible into our common stock at a conversion price of $26.00 per share, subject to adjustment. We can redeem the Notes with cash in whole or in part at a repurchase price of 100% of the principal amount plus accrued and unpaid interest beginning on March 20, 2007. The note holders have the option of requring us to repurchase the Notes for cash at 100% of the principal amount plus accrued and unpaid interest upon (1) a change in control of St. Mary or (2)
on March 20, 2007, March 15, 2012 and March 15, 2017. On March 20, 2007 we may
pay the repurchase price with cash, shares of our common stock or any combination of cash and our common stock. We are not restricted from paying dividends, incurring debt, or issuing or repurchasing our securities under the indenture. There are no financial covenants in the indenture. We used a portion of the net proceeds from the Notes to repay our credit facility balance and will use the remaining net proceeds to fund a portion of our 2002 capital budget.

         Credit Facility. At December 31, 2001 we had an unsecured long-term revolving credit facility with a bank group consisting of Bank of America,
Comerica Bank-Texas and Wells Fargo Bank West. Under this facility, the maximum loan amount was $200.0 million. The amount actually available depends upon a borrowing base that the lenders periodically redetermine based on the value of our oil and gas properties and other assets. As of December 31, 2001 the stated
total possible borrowing base was $170.0 million. However, since we pay commitment fees based on the unused portion of the borrowing base we have limited the borrowing base that we have accepted to correspond with our actual funding requirements. The accepted borrowing base was $100.0 million at December
31, 2001. See discussion below regarding the March 4, 2002 amendment to the credit facility. The facility has a maturity date of December 31, 2006, and includes a revolving period that matures on June 30, 2003 at which time all outstanding borrowings convert to a term loan payable in quarterly installments through the facility maturity date. We must comply with certain covenants including maintenance of stockholders' equity at a specified level, restrictions on additional indebtedness, sales of oil and gas properties, activities outside our ordinary course of business and certain merger transactions. Our next borrowing base redetermination is scheduled to occur on or before April 15,
2002.

         As of December 31, 2001 and 2000, $64.0 million and $22.0 million, respectively, was outstanding under this credit agreement. These outstanding balances accrued interest at rates determined by St. Mary's debt to total capitalization ratio at our option of either (1) the higher of the federal funds rate plus 1/2% or the prime rate, or (2) LIBOR plus 3/4% when our debt to total capitalization is less than 30%, up to a maximum of either (a) the higher of the federal funds rate plus 3/4% or the prime rate plus 1/4%, or (b) LIBOR plus
1-3/8% when our debt to total capitalization is equal to or greater than 50%. At
December 31, 2001 our debt to capitalization ratio as defined under the credit agreement was 22.4%.

         In conjunction with the sale of the Notes discussed above we negotiated an amendment to the credit facility on March 4, 2002. This amendment sets the maximum loan amount to $115.0 million. Pursuant to the amendment, during the revolving period of the loan, loan balances will accrue interest at our option of either (1) the higher of the federal funds rate plus 1/2% or the prime rate, plus an additional 1/4% when our debt to capitalization ratio is greater than
50%, or (2) the LIBOR rate plus (a) 1% when our debt to total capitalization ratio is less than 30%, (b) 1 1/4% when our debt to capitization ratio is greater than or equal to 30% but less than 40%, (c) 1 3/8% when our debt to capitalization ratio is greater than or equal to 40% but less than 50%, or (d) 1
5/8% when our debt to capitalization ratio is greater than 50%. Proceeds from the Notes were used to repay the outstanding balance under the credit facility.
Amounts repaid under the revolving loan provision of the credit facility will be available for reborrowing, subject to borrowing base limitations until June 30,
2003. Within 30 days after the closing of the Notes we must provide a pledge of collateral in favor of the banks to secure repayment of any future borrowings under the facility. Such collateral will consist primarily of security interests in the oil and gas properties of St. Mary and its subsidiaries.

         Common Stock. At the annual stockholders meeting on May 23, 2001 the stockholders of St. Mary voted to increase the amount of authorized common shares to 100,000,000.

         In July 2000 our board of directors approved a two-for-one stock split effected in the form of a stock dividend whereby one additional common share of stock was distributed for each common share outstanding. The stock split was distributed on September 5, 2000 to shareholders of record as of the close of business on August 21, 2000. All share and per share amounts for all periods presented herein have been restated to reflect this stock split.

         In August 1998 our board of directors authorized a stock repurchase program whereby we may purchase from time-to-time, in open market transactions or negotiated sales, up to two million of our common shares. Through March 13,
2002 we had repurchased a total of 1,009,900 shares of St. Mary common stock under the program for $16.2 million at a weighted average price of $15.86 per share, net of put option sale premiums received. We anticipate that additional purchases of shares may occur as market conditions warrant. Any future purchases will be funded with internal cash flow and borrowings under our credit facility.

         Capital and Exploration Expenditures. Expenditures for exploration and development of oil and gas properties and acquisitions are the primary use of our capital resources. The following table sets forth certain information regarding the costs incurred by us in our oil and gas activities during the periods indicated.

                                                  Capital and Exploration Expenditures
                                                  ------------------------------------
                                                           For the Years Ended
                                                               December 31,
                                                           -------------------
                                                      2001        2000        1999
                                                      ----        ----        ----
                                                             (In thousands)

               Development                         $ 98,617    $ 48,996    $ 22,166
               Exploration                           24,506      17,012      20,809
               Acquisitions:
                 Proved                              41,188      53,482      33,080
                 Unproved                            18,552       5,694      15,129
                                                   --------    --------    --------

                     Total                         $182,863    $125,184    $ 91,184
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

         St. Mary's total costs incurred for capital and exploration activities in 2001 increased $57.7 million or 46% compared to 2000. We spent $141.7 million in 2001 for unproved property acquisitions and domestic exploration and development compared to $71.7 million for the comparable period in 2000.
Unproved property acquisitions increased by $12.9 million as a result of general leasing activity and our acquisition of coalbed methane development leases in the Hanging Woman Basin of Montana and Wyoming. We have drilled an 18-well pilot program and are evaluating its results. We are also currently investigating permitting and environmental issues related to the development. We will be unable to determine the future potential of this development until we have completed the evaluation of our pilot program and have resolved all permitting and environmental issues related to the development. An environmental public interest group has filed a lawsuit against the federal Bureau of Land Management seeking to cancel certain federal leases related to coalbed methane development in Montana, which could affect 46,000 of our 115,000 leased acres. We will monitor this lawsuit as part of our investigation of environmental issues related to these prospects.

         In November 2001 we purchased oil and gas properties from Choctaw II
Oil & Gas, Ltd. for $40.5 million in cash. We used a portion of our credit facility for this acquisition. The properties are primarily located in the
Williston Basin of Montana and North Dakota and in the Green River Basin of
Wyoming. The net interests we acquired were producing an estimated 1,200 Bbls of oil and 4,600 Mcf of gas per day when the acquisition was completed.

         Capital Expenditure Budget. The 2002 capital expenditure budget is $164 million, of which $60 million is allocated for acquisitions. Budgeted ongoing exploration and development expenditures in 2002 for each of our core areas is as follows (in millions):

        o   Mid-Continent region                                 $ 33.0
        o   Gulf Coast and Gulf of Mexico region                 $ 18.0
        o   ArkLaTex region                                      $ 14.0
        o   Williston Basin                                      $ 22.0
        o   Permian Basin                                        $  9.0
        o   Other                                                $  8.0
                                                                 ------
               Total                                             $104.0
                                                                 ======

         We believe that the amount not funded from our internally generated cash flow in 2002 can be funded from our existing cash, the net proceeds from the sale of the Notes and our bank credit facility. The amount and allocation of future capital and exploration expenditures will depend upon a number of factors including the number and size of available acquisition opportunities and our ability to assimilate these acquisitions. Also, the impact of oil and gas prices on investment opportunities, the availability of capital and borrowing capability and the success of our development and exploratory activity could lead to funding requirements for further development. If additional development or attractive acquisition opportunities arise, we may consider other forms of financing, including the public offering or private placement of equity or debt securities.

         Natural Gas and Oil Hedging. We seek to protect our rate of return on acquisitions of producing properties by hedging cash flow when the economic criteria from our evaluation and pricing model indicate it would be appropriate.
Management's strategy is to hedge cash flows from investments currently requiring a gas price in excess of $2.75 per Mcf and an oil price in excess of
$22.00 per Bbl in order to meet minimum rate-of-return criteria. Management reviews these hedging parameters on a quarterly basis. We anticipate this strategy will result in the hedging of future cash flows from acquisitions. We generally limit our aggregate hedge position to no more than 35% of total production but will hedge up to 50% of total production in certain circumstances. We seek to minimize basis risk and index the majority of oil hedges to NYMEX prices and the majority of gas hedges to various regional index prices associated with pipelines in proximity to our areas of gas production.
Including hedges entered into since December 31, 2001 we have the following swaps in place:

                              Average          Quantity        Average
        Product            Volumes/month         Type        Fixed price          Duration
        -------            -------------       --------      -----------          --------
      Natural Gas           1,467,000           MMBtu           $  2.84         01/02 - 12/02
      Natural Gas             168,000           MMBtu           $  3.01         01/03 - 12/03
      Natural Gas              59,000           MMBtu           $  3.04         01/04 - 12/04
          Oil                  88,400            Bbls           $ 24.69         01/02 - 12/02
          Oil                  49,800            Bbls           $ 22.67         01/03 - 12/03

         The above  schedule  excludes  commodity  positions  with  Enron  North
America  Corp,  which filed for  bankruptcy  protection  in December  2001.  Our unrealized discounted hedge gain due from Enron had grown to $4.5 million at the end of November  2001.  Accounting  rules  require us to record the  ineffective portion of our hedges in  operations.  We believe the Enron  contracts  we owned became  ineffective,  due to a change in  counterparty  risk as of November  13,
2001. Accordingly, we adjusted the fair value downward to the reduced estimated fair value as of that date. A net non-cash loss of $1.6 million was recorded in the fourth quarter of 2001. The portion of the hedge that had been deferred in accumulated other comprehensive income immediately prior to the loss of effectiveness will be recognized as non-cash revenue over the next two years based on the originally scheduled settlement dates. We have estimated that 80%
of the revenue will be realized in 2002 and 20% will be realized in 2003. We took all legal steps to preserve our rights under these contracts and sold our claim at a discounted price in February 2002. Both parties have agreed that any events resulting in an adjustment in the amount of the claim, as contrasted with the amount collected, will cause a proportional reimbursement from one party to the other.

         Since the Enron bankruptcy filing, we have further diversified our hedge positions with various counterparties and require that such counterparties have clear indications of current financial strength.

         KMOC Stock. In January 2002 we sold our remaining KMOC common stock resulting in a gain of $838,000.

Accounting Matters

         On January 1, 2001 we adopted Statement of Financial Accounting
Standards No. 133, "Accounting for Derivative Instruments and Hedging
Activities." The adoption of SFAS No. 133 resulted in St. Mary recording a liability of $45.7 million for the fair value of the derivative instruments at
January 1, 2001. The adoption entry resulted in deferral of the recognition of this liability to accumulated other comprehensive loss of $28.6 million at
January 1, 2001. For 2001 we recognized a $1.6 million net hedge loss from hedge ineffectiveness on derivative instruments that were designated and qualified as cash flow hedging instruments comprised primarily of the loss of effectiveness on Enron North America Corp. hedge contracts. We anticipate that all hedge transactions will occur as expected.

         In June 2001 the Financial Accounting Standards Board issued SFAS No.
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

         In June 2001 the FASB issued SFAS No. 142, "Goodwill and Other
Intangible Assets." This statement addresses the accounting for goodwill and other intangible assets and provides specific guidance for testing goodwill and other intangible assets for impairment. This statement is effective for fiscal years beginning after December 15, 2001. The adoption of this statement did not have a material effect on our financial position or results of operations.

         In July 2001 the FASB issued SFAS No. 143, "Accounting for Asset
Retirement Obligations." This statement requires companies to recognize the fair value of an asset retirement liability in the financial statements by capitalizing that cost as part of the cost of the related long-lived asset. The asset retirement liability should then be allocated to expense by using a systematic and rational method. The statement is effective January 1, 2003. We have not determined the impact of adoption of this statement.

         In August 2001 the FASB issued SFAS No. 144, "Accounting for the
Impairment or Disposal of Long-Lived Assets." This statement provides a single accounting model for long-lived assets to be disposed of and changes the criteria that would have to be met to classify an asset as held-for-sale. The statement also requires expected future operating losses from discontinued
operations to be recognized in the periods in which the losses are incurred, which is a change from the current requirement of recognizing such operating losses as of the measurement date. The statement is effective January 1, 2002.
The adoption of the statement did not have a material effect on our financial position or results of operations.

Effects of Inflation and Changing Prices

         Within the United States in 2000 and 2001 general cost inflation had an effect on St. Mary as reflected in increased drilling costs and lease operating costs. We cannot predict the future extent of any such effect.

         St. Mary's results of operations and cash flows are affected by material changes in oil and gas prices. Oil and gas prices are strongly impacted by North American influences on gas and global influences on oil in relation to supply and demand for petroleum products. Oil and gas prices are further impacted by the quality of the oil and gas to be sold and the location of our producing properties in relation to markets for our products. Oil and gas price increases or decreases have a corresponding effect on our revenues from oil and gas sales. Oil and gas prices also affect the prices charged for drilling and related services. As oil and gas prices increase, revenues increase and there is usually a corresponding increase in our costs of drilling and related services.
Also, as oil and gas prices increase, the cost of acquiring producing properties increases, which could limit the number and accessibility of quality properties on the market.

         Material changes in oil and gas prices affect the current and future value of our estimated proved reserves and our borrowing capability, which is largely based on the value of such proved reserves. Declining natural gas prices and volatile oil prices characterized most of 2001. The supply of drilling rigs, personnel, supplies and services was tight through the first half of the year and the cost of each of these items continued to increase as the service sector ran at capacity. At the end of the year, record gas in storage, excess OPEC capacity and a weakened economy resulted in a decrease in demand for these services. In the near-term we expect decreased competition for these limited resources to result in stabilization or decreases in the cost of both materials and personnel and corresponding effects on the cost to explore for, drill for and produce oil and gas. We continue to have good relationships with our vendors due to our reputation for timely payment of invoices, a positive by-product of our strong balance sheet.

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

         Our board of directors has adopted a policy regarding the use of derivative instruments. This policy requires every derivative used by St. Mary to relate to underlying offsetting positions, anticipated transactions or firm commitments. It prohibits the use of speculative, highly complex or leveraged derivatives. Under the policy, the Chief Executive Officer and Vice President of
Finance must review and approve all risk management programs that use derivatives. The audit committee of our board of directors also periodically reviews these programs.

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
The derivative gain or loss effectively offsets the loss or gain on the underlying commodity exposures that have been hedged. The fair value of the swaps are estimated based on quoted market prices of comparable contracts and approximate the net gains or losses that would have been realized if the contracts had been closed out at year-end. The fair values of the futures are based on quoted market prices obtained from the New York Mercantile Exchange and have been adjusted for our hedging of the basis differential accorded to the pipelines relative to our areas of production.

         A hypothetical $.10 change in our year-end market prices for natural gas swaps and futures contracts on a notional amount of 20.3 million MMBtu would have caused a potential $1.6 million change in net income (loss) before income taxes for contracts in place on December 31, 2001. A hypothetical $1.00 change in the year-end market prices for crude oil swaps and future contracts on a notional amount of 1.7 MMBbls would have caused a potential $1.5 million change in net income (loss) before income taxes for oil contracts in place on
December 31, 2001. These hypothetical changes were discounted to present value using a 7.5% discount rate since the latest expected maturity date of some of the swaps and futures contracts is greater than one year from the reporting date.

         Interest Rate Risk. Market risk is estimated as the potential change in fair value resulting from an immediate hypothetical one-percentage point parallel shift in the yield curve. The sensitivity analysis presents the hypothetical change in fair value of those financial instruments we held at
December 31, 2001 that are sensitive to changes in interest rates. For fixed-rate debt, interest rate changes affect the fair market value but do not impact results of operations or cash flows. Conversely for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future results of operations and cash flows, assuming other factors are held constant. The carrying amount of our floating rate debt approximates its fair value. At December 31, 2001, we had floating rate debt of $64.0 million and had no fixed rate debt. Assuming constant debt levels, the cash flow impact for the next year resulting from a one-percentage point change in interest rates would be approximately $640,000 before taxes. The results of operations impact may be less than this amount as a direct effect of the capitalization of interest to wells drilled in the next year. In prior years when the debt amount was at a reduced level we capitalized a large portion of our interest expense.
Since we cannot predict the exact amount that would be capitalized, we cannot predict the exact effect that a one-percentage point shift would have on the results of operations.

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
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item concerning St. Mary's directors is incorporated by reference to the information provided in St. Mary's definitive proxy statement for the 2002 annual meeting of shareholders to be filed within 120 days from December 31, 2001. The information required by this
Item concerning St. Mary's executive officers is included in Part I--Item
4A--Executive Officers of the Registrant.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item is incorporated by reference to the information provided in St. Mary's definitive proxy statement for the 2002 annual meeting of shareholders to be filed within 120 days from December 31,
2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         The information required by this Item is incorporated by reference to the information provided in St. Mary's definitive proxy statement for the 2002 annual meeting of shareholders to be filed within 120 days from December 31,
2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated by reference to the information provided in St. Mary's definitive proxy statement for the 2002 annual meeting of shareholders to be filed within 120 days from December 31,
2001.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)(1) and (a)(2) Financial Statements and Financial Statement Schedules:

      Consolidated Statements of Stockholders' Equity and Comprehensive

         All other schedules are omitted because the required information is not applicable or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the Consolidated
Financial Statements and Notes thereto.

    (b) Reports on Form 8-K. One report on Form 8-K dated December 10, 2001 was filed during the last quarter of 2001. This report on Form 8-K included Item 2 and Item 7 regarding the acquisition of oil and gas properties from Choctaw II
Oil & Gas, LTD.

    (c) Exhibits. The following exhibits are filed with or incorporated by reference into this report on Form 10-K:

      Exhibit
      Number    Description
      -------   -----------
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
        3.1     Restated Certificate of Incorporation of St. Mary Land &
                Exploration Company as amended in May 2001 (filed as Exhibit 3.1 to the registrant's Quarterly Report on Form 10-Q for the
                quarter ended September 30, 2001 and incorporated herein by reference)
        3.2     Restated By-Laws of St. Mary Land & Exploration Company as
                amended in July 2001 (filed as Exhibit 3.1 to the registrant's
                Quarterly Report on Form 10-Q (File No. 0-20872) for the quarter ended September 30, 2001 and incorporated herein by reference)

      Exhibit
      Number    Description
      -------   -----------

        4.1     St. Mary Land & Exploration Company Shareholder Rights Plan
                adopted on July 15, 1999 (filed as Exhibit 4.1 to the
                registrant's Quarterly Report on Form 10-Q/A (File No. 0-20872)
                for the quarter ended June 30, 1999 and incorporated herein by reference)
        4.2*    First Amendment to Shareholder Rights Plan dated March 15, 2002, as adopted by the Board of Directors on July 19, 2001.

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
                Registration Statement on Form S-1 (Registration No. 33-53512)
                and incorporated herein by reference)
       10.4     Net Profits Interest Bonus Plan, As Amended on September 19,
                1996 and July 24, 1997 and January 28, 1999 filed as Exhibit
                10.3 to registrant's Quarterly Report on Form 10-Q (File No.
                0-20872) for the quarter ended March 31, 1999 and incorporated herein by reference)
       10.5     Summary Plan Description/Pension Plan dated December 30, 1994
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
                (filed as Exhibit 10.8 to the registrant's Registration
                Statement on Form S-1 (Registration No. 33-53512) and
                incorporated herein by reference)
       10.7     Summary Plan Description 401(k) Profit Sharing Plan (filed as
                Exhibit 10.34 to the registrant's Annual Report on Form 10-K
                (File No. 0-20872) for the year ended December 31, 1994 and incorporated herein by reference)
       10.8     St. Mary Land & Exploration Company Stock Option Plan, As
                Amended on March 25, 1999 (filed as Exhibit 10.2 to registrant's
                Quarterly Report on Form 10-Q (File No. 0-20872) for the quarter ended March 31, 1999 and incorporated herein by reference)
       10.9     St. Mary Land & Exploration Company Incentive Stock Option
                Plan, As Amended on March 25, 1999 (filed as Exhibit 10.1 to registrant's Quarterly Report on Form 10-Q (File No. 0-20872)
                for the quarter ended March 31, 1999 and incorporated herein by reference)
       10.10    St. Mary Land & Exploration Company Employee Stock Purchase
                Plan (filed as Exhibit 10.48 filed to the registrant's Annual
                Report on Form 10-K (File No. 0-20872) for the year ended
                December 31, 1997 and incorporated herein by reference)
       10.11    First Amendment to St. Mary Land & Exploration Company
                Employee Stock Purchase Plan dated February 27, 2001 (filed as
                Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q
                (file No. 0-20872) for the quarter ended June 30, 2001 and incorporated herein by reference)
       10.12    Form of Change of Control Severance Agreements (filed as Exhibit
                10.1 to the registrant's Quarterly Report on Form 10-Q (File
                No. 0-20872) for the quarter ended September 30, 2001 and
                incorporated herein by reference)
       10.13    Employment Agreement between Registrant and Mark A. Hellerstein
                (filed as Exhibit 10.13 to the registrant's Registration
                Statement on Form S-1 (Registration No. 33-53512) and
                incorporated herein by reference)

      Exhibit
      Number    Description
      -------   -----------
       10.14    Credit Agreement dated June 30, 1998 (filed as Exhibit 10.52 to the registrant's Quarterly Report on Form 10-Q (File
                No. 0-20872) for the quarter ended June 30, 1998 and
                incorporated herein by reference)
       10.15    Second Amendment to Credit Agreement dated June 27, 2000
                (filed as Exhibit 10.1 to the registrant's Quarterly Report on
                Form 10-Q (File No. 0-20872) for the quarter ended June 30, 2000 and incorporated herein by reference)
       10.16    Third Amendment to Credit Agreement dated April 30, 2001
                (filed as Exhibit 10.2 to the registrant's Quarterly Report on
                Form 10-Q (File No. 0-20872) for the quarter ended June 30, 2001 and incorporated herein by reference)
       10.17    Loan and Stock Purchase Agreement dated June 25, 1999 among
                Resource Capital Fund L.P., St. Mary Land & Exploration
                Company and St. Mary Minerals Inc. (filed as Exhibit 10.30 to the registrant's Registration Statement on Form S-4
                (Registration No. 333-85537) filed on August 19, 1999 and
                incorporated herein by reference)
       10.18    Credit Agreement dated June 25, 1999 among Summo Minerals
                Corporation, Summo USA Corporation, Resource Capital Fund L.P.
                and St. Mary Minerals Inc. (filed as Exhibit 10.31 to the
                registrant's Registration Statement on Form S-4 (Registration
                No. 333-85537) filed on August 19, 1999 and incorporated herein by reference)
       10.19    Replacement Promissory Note dated June 25, 1999 payable to St.
                Mary Minerals Inc. in the amount of $1,400,000 (filed as Exhibit
                10.32 to the registrant's Registration Statement on Form S-4
                (Registration No. 333-85537) filed on August 19, 1999 and
                incorporated herein by reference)
       10.20    Pledge and Security Agreement dated June 25, 1999 among Summo
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
                Minerals Inc. (filed as Exhibit 10.34 to the registrant's
                Registration Statement on Form S-4 (Registration No. 333-85537)
                filed on August 19, 1999 and incorporated herein by reference)
       10.22    Warrant Agreement dated June 25, 1999 among Summo Minerals
                Corporation, Resource Capital Fund L.P. and St. Mary Minerals
                Inc. (filed as Exhibit 10.35 to the registrant's Registration
                Statement on Form S-4 (Registration No. 333-85537) filed on
                August 19, 1999 and incorporated herein by reference)
       10.23    Agreement of Sale and Purchase dated October 16, 2000, effective as of September 1, 2000, between JN Exploration and Production
                Limited Partnership, Colt Resources Corporation, Princeps
                Partners, Inc., and The William G. Helis Company, LLC
                (collectively, "JN et al") and St. Mary Land & Exploration
                Company (filed as Exhibit 10.1 to the registrant's Current
                Report on Form 8-K (File No. 0-20872) dated January 5, 2001 and incorporated herein by reference)
       10.24    Purchase and Sale Agreement dated September 28, 2001, effective as of September 1, 2001; between Choctaw II Oil & Gas, LTD and Nance Petroleum Corporation (filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K (File No. 0-20872)
                dated December 10, 2001 and incorporated herein by reference)

      Exhibit
      Number    Description
      -------   -----------
       10.25*   Registration Rights Agreement between St. Mary Land &
                Exploration Company and Bear, Stearns & Co. Inc., et al
                dated March 13, 2002
       10.26*   St. Mary Land & Exploration Company 5.75% Senior Convertible
                Notes Due 2022 Indenture dated March 13, 2002
       10.27*   First Amendment to Credit Agreement dated December 22, 1998
       10.28*   Fourth Amendment to Credit Agreement dated March 4, 2002
       21.1*    Subsidiaries of Registrant
       23.1*    Consent of Arthur Andersen LLP
       23.2*    Consent of Ryder Scott Company, L.P.
       24.1*    Power of Attorney (included on signature page of this document)
--------------------
      * Filed with this Form 10-K.

    (d) Financial Statement Schedules.  See Item 14(c) above.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of
St. Mary Land & Exploration Company and Subsidiaries:

We have audited the  accompanying  consolidated  balance sheets of St. Mary Land
&  Exploration  Company (a  Delaware  corporation)  and  Subsidiaries  as of
December  31,  2001  and  2000,  and  the  related  consolidated  statements  of operations,  stockholders'  equity and comprehensive  income, and cash flows for each of the three years in the period ended December 31, 2001.  These  financial
statements   are  the   responsibility   of  the   Company's   management.   Our
responsibility  is to express an opinion on these financial  statements based on our audits.

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

In our opinion, the consolidated  financial statements referred to above present fairly, in all material respects,  the financial position of St. Mary Land &
Exploration  Company and  subsidiaries as of December 31, 2001 and 2000, and the results of their  operations and their cash flows for each of the three years in the period ended  December 31, 2001, in conformity  with  accounting  principles generally accepted in the United States.

As explained in Notes 1 and 10 to the  consolidated  financial  statements,  the
Company changed its method of accounting for derivative  instruments and hedging activities on January 1, 2001.

                                                    /s/ ARTHUR ANDERSEN LLP

Denver, Colorado,
 February 18, 2002.

ITEM 8.  FINANCIAL STATEMENTS AND SUPLEMENTARY DATA

              ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                               ASSETS                                                      December 31,
                                                                                     ------------------------
                                                                                      2001              2000
                                                                                     ------            ------
Current assets:
  Cash and cash equivalents                                                       $   4,116         $   6,619
  Accounts receivable                                                                46,484            55,068
  Prepaid expenses and other                                                          2,337             2,134
  Accrued derivative asset                                                            8,194                 -
  Refundable income taxes                                                            11,090                 -
  Deferred income taxes                                                                   -               163
                                                                                -----------       -----------
      Total current assets                                                           72,221            63,984
                                                                                -----------       -----------

Property and equipment (successful efforts method), at cost:
  Proved oil and gas properties                                                     518,912           385,076
  Less accumulated depletion, depreciation and amortization                        (216,288)         (171,412)
  Unproved oil and gas properties, net of impairment allowance
    of $8,908 in 2001 and $7,956 in 2000                                             53,054            35,497
  Other property and equipment, net of accumulated depreciation of $3,120
    in 2001 and $3,600 in 2000                                                        3,252             3,250
                                                                                -----------       -----------
                                                                                    358,930           252,411
                                                                                -----------       -----------
Other assets:
  Khanty Mansiysk Oil Corporation stock                                               1,651             1,651
  Other assets                                                                        4,187             3,849
                                                                                -----------       -----------
                                                                                      5,838             5,500
                                                                                -----------       -----------
                                                                                  $ 436,989         $ 321,895
                                                                                ===========       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                                            $ 34,858          $ 23,345
  Deferred tax liability                                                              3,363                 -
                                                                                -----------       -----------
      Total current liabilities                                                      38,221            23,345
                                                                                -----------       -----------

Long-term liabilities:
  Long-term debt                                                                     64,000            22,000
  Deferred income taxes                                                              47,685            24,820
  Other noncurrent liabilities                                                          255               987
                                                                                -----------       -----------
                                                                                    111,940            47,807
                                                                                -----------       -----------
Commitments and contingencies (Notes 1,6,7,8,10)
                                                                                -----------       -----------
Minority interest                                                                       711               607
                                                                                -----------       -----------
Stockholders' equity:
  Common stock, $0.01 par value: authorized  - 100,000,000 shares; issued and
    outstanding - 28,779,808 shares in 2001 and 28,553,826 shares in 2000               288               286
  Additional paid-in capital                                                        137,384           132,973
  Treasury stock - at cost: 1,009,900 shares in 2001 and 395,600 shares in 2000     (16,210)           (3,339)
  Retained earnings                                                                 157,739           120,075
  Accumulated other comprehensive income                                              6,916               141
                                                                                -----------       -----------
      Total stockholders' equity                                                    286,117           250,136
                                                                                -----------       -----------
                                                                                  $ 436,989         $ 321,895
                                                                                ===========       ===========

                  The accompanying notes are an integral part
                  of these consolidated financial statements.

              ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                               For the Years Ended December 31,
                                                               -----------------------------------
                                                                2001          2000           1999
                                                               ------        ------         ------
Operating revenues:
  Oil and gas production                                    $ 203,973      $ 188,407       $73,387
  Gain (loss) on sale of proved properties                        367          3,404           (55)
  Other oil and gas revenue                                     2,166          1,421         1,166
  Gain on sale of KMOC stock                                        -          2,156             -
  Other revenues                                                  963            278           416
                                                             --------       --------      --------
      Total operating revenues                                207,469        195,666        74,914
                                                             --------       --------      --------

Operating expenses:
  Oil and gas production                                       55,000         38,461        19,574
  Depletion, depreciation and amortization                     51,346         40,129        22,574
  Exploration                                                  19,518          9,633        11,593
  Impairment of proved properties                                 820          4,449         3,982
  Abandonment and impairment of unproved properties             3,865          1,841         6,616
  General and administrative                                   11,762         11,166         9,172
  Unrealized derivative loss                                    1,573              -             -
  Other                                                         1,673          1,437         1,802
                                                             --------       --------      --------
      Total operating expenses                                145,557        107,116        75,313
                                                             --------       --------      --------

Income (loss) from operations                                  61,912         88,550          (399)

Nonoperating income (expense):
  Interest income                                                 466            897         1,008
  Interest expense                                                (90)          (160)         (933)
                                                             --------       --------      --------
Income (loss)  before income taxes                             62,288         89,287          (324)
Income tax expense (benefit)                                   21,829         33,667          (406)
                                                             --------       --------      --------
Net income                                                   $ 40,459       $ 55,620      $     82
                                                             ========       ========      ========

Basic net income per common share                              $ 1.45         $ 2.00           $ -
                                                             ========       ========      ========
Diluted net income per common share                            $ 1.42         $ 1.97           $ -
                                                             ========       ========      ========

Basic weighted average shares outstanding                      27,973         27,781        22,198
                                                             ========       ========      ========
Diluted weighted average shares outstanding                    28,555         28,271        22,329
                                                             ========       ========      ========

                  The accompanying notes are an integral part
                  of these consolidated financial statements.

              ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                      (In thousands, except share amounts)

                                                                                                           Accumulated
                                                                Additional                                   Other        Total
                                             Common Stock       Paid-in   Retained      Treasury Stock   Comprehensive Stockholders'
                                         ------------------                         ---------------------
                                           Shares     Amount    Capital   Earnings    Shares     Amount     Income        Equity
                                         ---------- --------- ---------- ---------- ---------- ---------- ------------  ----------
Balance, December 31, 1998               21,984,894  $    220   $ 67,651  $ 69,341   (295,600)  $ (2,470)   $        -    $ 134,742

Comprehensive income:

    Net Income                                    -         -          -        82          -          -             -           82
    Unrealized net gain on marketable
      equity securities available for sale        -         -          -         -          -          -           284          284
                                                                                                                         ----------
Total comprehensive income                                                                                                      366
                                                                                                                         ----------
Cash dividends, $ 0.10 per share                  -         -          -    (2,193)         -          -             -       (2,193)
Treasury stock purchases                          -         -          -         -    (70,000)      (525)            -         (525)
Issuance for Employee Stock
      Purchase Plan                          32,794         -        258         -          -          -             -          258
Employee Stock Purchase Plan
      disqualified distributions                  -         -         20         -          -          -             -           20
Sale of common stock, including income
      tax benefit of stock option exercises  17,660         -        123         -          -          -             -          123
Directors' stock compensation                 7,200         -         57         -          -          -             -           57
Issuance for Acquisition of Nance
      Petroleum Corporation                 518,988         6      3,086         -          -          -             -        3,092
Issuance for Acquisition of King
      Ranch Energy, Inc.                  5,332,374        53     52,779         -          -          -             -       52,832
                                         ---------- ---------  ---------  --------  ---------   --------    ----------    ---------
Balances, December 31, 1999              27,893,910     $ 279  $ 123,974  $ 67,230   (365,600)  $ (2,995)    $     284    $ 188,772

Comprehensive income:
    Net Income                                    -         -          -    55,620          -          -             -       55,620
    Unrealized net loss on marketable
      equity securities available for sale        -         -          -         -          -          -          (143)        (143)
                                                                                                                          ---------
Total comprehensive income                                                                                                   55,477
                                                                                                                          ---------
Cash dividends, $ 0.10 per share                  -         -          -    (2,775)         -          -             -       (2,775)
Treasury stock purchases                          -         -          -         -     30,000)      (344)            -         (344)
Issuance for Employee Stock
      Purchase Plan                          32,296         -        311         -          -          -             -          311
Employee Stock Purchase Plan
      disqualified distributions                  -         -          3         -          -          -             -            3
Sale of common stock, including income
      tax benefit of stock option exercise  619,220         6      8,597         -          -          -             -        8,603
Directors' stock compensation                 8,400         1         88         -          -          -             -           89
                                         ----------   -------  --------- ---------   --------   --------     ---------    ---------
Balances, December 31, 2000              28,553,826     $ 286  $ 132,973 $ 120,075   (395,600)  $ (3,339)     $    141    $ 250,136

Comprehensive income:
    Net Income                                    -         -          -    40,459          -          -             -       40,459
    Unrealized net loss on marketable
      equity securities available for sale        -         -          -         -          -          -          (132)        (132)
    Cumulative effect of adoption of
      accounting principle                        -         -          -         -          -          -       (28,587)     (28,587)
    Change in derivative instrument fair value    -         -          -         -          -          -        35,494       35,494
                                                                                                                          ---------
Total comprehensive income                                                                                                   47,234
                                                                                                                          ---------
Cash dividends, $ 0.10 per share                  -         -          -    (2,795)         -          -             -       (2,795)
Treasury stock purchases                          -         -          -         -   (614,300)   (12,871)            -      (12,871)
Issuance for Employee Stock
      Purchase Plan                          29,772         -        575         -          -          -             -          575
Sale of common stock, including income
      tax benefit of stock option exercise  187,810         2      3,598         -          -          -             -        3,600
Directors' stock compensation                 8,400         -        238         -          -          -             -          238
                                         ----------  -------- ---------- --------- ----------  ----------   ----------  -----------
Balances, December 31, 2001              28,779,808     $ 288  $ 137,384 $ 157,739 (1,009,900) $ (16,210)    $   6,916    $ 286,117
                                         ==========  ======== ========== ========= ==========  ==========   ==========  ===========

                  The accompanying notes are an integral part
                   of these consolidated financial statements.

              ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (In thousands)

                                                                          For the Years Ended December 31,
                                                                      ---------------------------------------
                                                                         2001          2000          1999
                                                                        ------        ------        ------
Reconciliation of net income to net cash provided
    by operating activities:
  Net income                                                          $ 40,459       $ 55,620          $ 82
  Adjustments to reconcile net income to net
    cash provided by operating activities:
  Gain on sale of KMOC stock                                                 -         (2,156)            -
  (Gain) loss on sale of proved properties                                (367)        (3,404)           55
  Unrealized derivative loss                                             1,573              -             -
  Depletion, depreciation and amortization                              51,346         40,129        22,574
  Impairment of proved properties                                          820          4,449         3,982
  Exploratory dry hole expense                                           9,028            789         4,759
  Abandonment and impairment of unproved properties                      3,865          1,841         6,616
  Deferred income taxes                                                 23,726         21,348          (898)
  Minority interest and other                                           (1,327)         1,260            29
                                                                      --------       --------      --------
                                                                       129,123        119,876        37,199

Changes in current assets and liabilities:
  Accounts receivable                                                     (629)       (23,138)        4,983
  Prepaid expenses and other                                           (11,754)           254         1,118
  Accounts payable and accrued expenses                                 10,752         (4,652)       (2,580)
  Other                                                                      -            (73)           35
                                                                      --------       --------      --------
Net cash provided by operating activities                              127,492         92,267        40,755
                                                                      --------       --------      --------
Cash flows from investing activities:
  Proceeds from sale of oil and gas properties                           4,771          3,573         1,056
  Capital expenditures                                                (131,680)       (65,241)      (34,994)
  Acquisition of oil and gas properties                                (39,124)       (52,076)       (5,294)
  Proceeds from distribution of KMOC stock                               6,960              -             -
  Sale of Chelsea Corporation                                                -              -         2,066
  Receipts from restricted cash                                              -              -           720
  Investment in St. Mary Energy Company                                      -           (420)       12,068
  Other                                                                     (2)         1,296         2,135
                                                                      --------       --------      --------
Net cash used in investing activities                                 (159,075)      (112,868)      (22,243)
                                                                      --------       --------      --------
Cash flows from financing activities:
  Proceeds from long-term debt                                         147,050         45,050        29,750
  Repayment of long-term debt                                         (105,050)       (36,050)      (39,537)
  Proceeds from sale of common stock                                     2,746          7,143           311
  Repurchase of common stock                                           (12,871)          (344)         (525)
  Dividends paid                                                        (2,795)        (2,775)       (2,193)
  Other                                                                      -              1            56
                                                                      --------       --------      --------
Net cash provided by (used in) financing activities                     29,080         13,025       (12,138)
                                                                      --------       --------      --------

Net change in cash and cash equivalents                                 (2,503)        (7,576)        6,374
Cash and cash equivalents at beginning of period                         6,619         14,195         7,821
                                                                      --------       --------      --------
Cash and cash equivalents at end of period                             $ 4,116        $ 6,619      $ 14,195
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

                                                                For the Years Ended December 31,
                                                           ----------------------------------------
                                                            2001             2000             1999
                                                           ------           ------           ------
                                                                        (in thousands)

      Cash paid for interest                              $   539          $   764          $   916

      Cash paid for income taxes                           10,355           11,205               92

      Cash paid for exploration expenses                   19,518            9,032           11,826

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

      Following is a table of the noncash items  acquired in the 1999  purchases of Nance Petroleum Corporation and King Ranch Energy, Inc. (in thousands):

                                                              Nance        King Ranch
                                                            Petroleum        Energy
                                                            ---------      ----------
      Accounts receivable & other assets               $   789         $  9,772
      Property & equipment                               6,365           25,056
      Accounts payable                                        (642)          (4,490)
      Deferred income taxes                                   (667)          10,426
      Long-term debt                                        (3,389)               -

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
                                DECEMBER 31, 2001

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

         The Company  accounts for its investment in Summo Minerals  Corporation
("Summo")  under  the  cost  method  of  accounting.  The  accounting  for  this investment  was changed  from the equity  method to the cost method in June 1999 after  a  transfer  of  common  shares  that  reduced  the  Company's  ownership percentage below 20%. The Company's  interests in other oil and gas ventures and partnerships are accounted for using full  consolidation with minority interest, including its 58% investment in Box Church Gas Gathering, LLC. The Company's 90%
interest  in  Roswell,  LLC was  accounted  for using  full  consolidation  with minority  interest  until  December  2000 when the  remaining  10%  interest was purchased.  The Company's 74% investment in Panterra Petroleum  ("Panterra") was proportionately consolidated until June 1999 when the remaining 26% was acquired through the purchase of Nance Petroleum Corporation ("Nance").

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
Shreveport,  Louisiana;  Tulsa, Oklahoma;  Lafayette,  Louisiana;  and Billings,

Montana.  At  December  31,  2001 and  2000,  the  Company  had  $6,576,000  and
$11,093,000  respectively,  invested in money  market  funds,  including  margin accounts  consisting of corporate  commercial paper,  repurchase  agreements and
U.S.  Treasury  obligations.  The Company's  policy is to invest in highly rated instruments  and to limit  the  amount  of credit  exposure  at each  individual institution.

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

         Geological and geophysical costs on exploratory prospects and the costs of carrying and  retaining  unproved  properties  are  expensed as incurred.  An impairment  allowance  is  provided  on a  property-by-property  basis  when the
Company determines that the unproved property will not be developed.  Depletion, depreciation  and amortization  ("DD&A") of capitalized  costs of proved oil and gas  properties  is  provided on a  field-by-field  basis using the units of production method based upon proved reserves.  The computation of DD&A takes into  consideration  restoration,  dismantlement  and abandonment  costs and the anticipated proceeds from equipment salvage. The restoration,  dismantlement and abandonment  costs  for  onshore  properties  are  expected  to be offset by the residual value of lease and well equipment.  The Company had a recorded offshore abandonment  liability  of  $9,500,000  as of  December  31, 2001 based on total expected  abandonment  costs of $10,251,000  and a liability of $9,500,000 as of
December 31, 2000 based on total expected abandonment costs of $10,611,000. This liability  is  included in  accumulated  DD&A  on the  consolidated  balance sheets.  The  Company  recorded  $313,000,  $1,988,000  and  $34,000 of offshore abandonment  liability accretion as part of DD&A expense in the consolidated statements of operations for the years ended  December 31, 2001,  2000 and 1999, respectively.

         The Company reviews its long-lived  assets for impairments  when events or changes in circumstances  indicate that an impairment may have occurred.  The impairment  test  compares  the expected  undiscounted  future net revenues on a field-by-field  basis with the related net capitalized  costs at the end of each period. Expected future cash flows are calculated on all proved reserves using a
15% discount rate and escalated  prices.  When the net capitalized  costs exceed the undiscounted  future net revenue of a property,  the cost of the property is written down to fair value,  which is  determined  using  discounted  future net revenues. During 2001, 2000 and 1999 the Company recorded impairment charges for proved properties of $820,000, $4,449,000 and $3,982,000, respectively.

Sales of Producing and Nonproducing Properties:

         The sale of a partial interest in a proved property is accounted for as normal  retirement,  and no gain or loss is recognized as long as this treatment does not significantly affect the  unit-of-production  amortization rate. A gain or loss is  recognized  for all  other  sales  of  producing  properties  and is included in the results of operations.

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

    Gas Balancing:

         The Company uses the sales method to account for gas imbalances.  Under this  method,  revenue  is  recorded  on the basis of gas  actually  sold by the
Company.  The Company  records revenue for its share of gas sold by other owners that  cannot  be  volumetrically  balanced  in the  future  due to  insufficient remaining reserves.  Related receivables  totaling $984,000 at December 31, 2001 and  $1,035,000  at  December  31,  2000 are  included  in other  assets  in the accompanying  balance  sheets.  The Company also reduces revenue for gas sold by the  Company  that  cannot  be  volumetrically  balanced  in the  future  due to insufficient remaining reserves.  Related payables totaling $353,000 at December
31,  2001 and  $335,000 at December  31, 2000 are  included in other  noncurrent
liabilities  in  the  accompanying   balance  sheets.  The  Company's  remaining
overproduced  and  underproduced  gas balancing  positions are considered in the
Company's proved oil and gas reserves (see Note 11).

    Financial Instruments:

         Statement  of  Financial   Accounting   Standards   ("SFAS")  No.  133,
"Accounting for Derivative  Instruments and Hedging  Activities," was adopted on
January 1, 2001.  SFAS No. 133 requires  companies to report all  derivatives at fair value as either assets or liabilities and bases the accounting treatment of the derivatives on the reasons an entity holds the  instrument.  The adoption of
SFAS No. 133 resulted in the Company  recording a liability of  $45,699,000  for the fair value of the derivative  instruments at January 31, 2001. The Company's adoption entry also resulted in deferral of the recognition of this liability to accumulated other comprehensive loss of $28,587,000.

         The  Company  seeks to protect  its rate of return on  acquisitions  of producing  properties  or  drilling  prospects  by  hedging  cash  flow when the economic  criteria from its  evaluation  and pricing model  indicate it would be appropriate. The derivative instruments used for this purpose are designated and qualify  as cash flow  hedging  instruments  under  SFAS No.  133.  Management's strategy is to hedge cash flows from investments currently requiring a gas price in excess of $2.75 per Mcf and an oil price in excess of $22.00 per Bbl in order to meet  minimum  rate-of-return  criteria.  Management  reviews  these  hedging parameters  on a quarterly  basis.  The Company  generally  limits its aggregate hedge position to no more than 35% of its total  production but will hedge up to
50% of total production in certain circumstances.  The Company seeks to minimize basis risk and  indexes the  majority of its oil hedges to NYMEX  prices and the majority of its gas hedges to various  regional  index  prices  associated  with pipelines in proximity to the Company's areas of gas production.

         The   Company's   hedge   positions   are   diversified   with  various
counterparties, and the Company  requires  that such  counterparties  have clear indications of current financial strength. See Note 10 for additional discussion of derivatives.

    Income Taxes:

         Deferred  income taxes are provided on the  difference  between the tax basis  of an  asset  or  liability  and its  carrying  amount  in the  financial statements.  This  difference  will result in taxable  income or  deductions  in future years when the reported  amount of the asset or liability is recovered or settled, respectively.

    Earnings Per Share:

         Basic net income per common  share of stock is  calculated  by dividing net income by the  weighted  average of common  shares  outstanding  during each year. Diluted net income per common share of stock is calculated by dividing net income by the weighted  average of common shares  outstanding and other dilutive securities.  Dilutive  securities of the Company consist entirely of outstanding options to  purchase  the  Company's  common  stock.  The  outstanding  dilutive securities  for the years ended  December 31, 2001,  2000 and 1999 were 582,313,
490,288 and 131,356,  respectively.  Antidilutive  options not considered in the diluted net income per share  calculation  were  625,492,  0 and 513,855 for the years ended December 31, 2001, 2000 and 1999.

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

    Comprehensive Income:

         Comprehensive  income  consists of net income and unrealized  gains and losses on marketable equity securities held for sale and the effective component of  derivative  instruments  (net  of  tax)  classified  as  cash  flow  hedges.
Comprehensive   income  is  presented   in  the   consolidated   statements   of
stockholders' equity and comprehensive income.

    Major Customers:

         During 2001 two customers individually accounted for 12.0% and 11.3% of the Company's  total oil and gas  production  revenue.  During 2000 one customer individually  accounted for 22.3% of the Company's  total oil and gas production revenue.  During  1999 one  customer  individually  accounted  for  13.3% of the
Company's total oil and gas production revenue.

    Industry Segment and Geographic Information:

         The Company operates in one industry segment, which is the exploration, development  and  production  of  natural  gas  and  crude  oil,  and all of the
Company's  operations  are  conducted in the United  States.  Consequently,  the
Company currently reports as a single industry segment.

    Use of Estimates in the Preparation of Financial Statements:

         The  preparation of financial  statements in conformity with accounting principles  generally accepted in the United Stated requires  management to make estimates  and  assumptions  that  affect  the  reported  amounts of oil and gas reserves,  assets  and  liabilities  and  disclosure  of  contingent  assets and liabilities at the date of the financial  statements and the reported amounts of revenues and expenses during the reporting  period.  Actual results could differ from those estimates.

 Reclassifications:

         Certain amounts in the 2000 and 1999 consolidated  financial statements have been reclassified to correspond to the 2001 presentation.

Recently Issued Accounting Standards:

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

         In June  2001 the  FASB  issued  SFAS  No.  142,  "Goodwill  and  Other
Intangible  Assets." This  statement  addresses the  accounting for goodwill and other intangible  assets and provides specific guidance for testing goodwill and other intangible  assets for impairment.  This statement is effective for fiscal years  beginning after December 15, 2001. The adoption of this statement did not have a material effect on our financial position or results of operations.

         In July  2001 the FASB  issued  SFAS No.  143,  "Accounting  for  Asset
Retirement Obligations." This statement requires companies to recognize the fair
value  of  an  asset  retirement   liability  in  the  financial  statements  by
capitalizing that cost as part of the cost of the related  long-lived asset. The asset  retirement  liability  should  then be  allocated  to  expense by using a systematic and rational method.  The statement is effective  January 1, 2003. We have not determined the impact of adoption of this statement.

         In  August  2001 the FASB  issued  SFAS No.  144,  "Accounting  for the
Impairment or Disposal of Long-Lived  Assets." This statement  provides a single accounting  model  for  long-lived  assets to be  disposed  of and  changes  the criteria  that would have to be met to classify an asset as  held-for-sale.  The statement  also requires  expected  future  operating  losses from  discontinued
operations  to be  recognized  in the periods in which the losses are  incurred, which is a change from the current  requirement  of  recognizing  such operating losses as of the measurement  date. The statement is effective  January 1, 2002.
The adoption of the  statement  did not have a material  effect on our financial position or results of operations.

2.   Accounts Receivable:

         Accounts receivable are composed of the following:

                                                                          December 31,
                                                         -------------------------------------------
                                                                2001                     2000
                                                         -------------------       -----------------
                                                                         (In thousands)

         Accrued oil and gas sales                              $     29,041            $     38,159
         Due from joint interest owners                               17,042                   6,497
         Receivable for sale of KMOC stock                               -                     7,009
         Other                                                           401                   3,403
                                                         -------------------       -----------------
         Total accounts receivable                              $     46,484            $     55,068
                                                         ===================       =================

3.   Acquisitions

         On November 29, 2001 the Company  completed the  acquisition of oil and gas properties located in Montana,  North Dakota and Wyoming from Choctaw II Oil and  Gas,  LTD.  The  Company  paid  $40,526,000  in  cash  after  normal  price adjustments.  The Company  utilized a portion of its existing credit facility to fund the acquisition, and the transaction was accounted for as a purchase.

         On December 28, 2000 the Company  completed the  acquisition of oil and gas  properties  primarily  located in the  Anadarko  Basin of Oklahoma  from JN
Exploration and Production Limited  Partnership and affiliates for $31,613,000 in cash after normal purchase price  adjustments.  The Company  utilized cash on hand and a portion of its existing  credit facility with Bank of America to fund the acquisition. The transaction was accounted for as a purchase.

         On December 17, 1999 the Company  completed  the purchase of King Ranch
Energy,  Inc. ("KRE") for 5,332,374 shares of common stock valued at $52,832,000 together with transaction costs of $2,339,000.  After the acquisition KRE's name was changed to St. Mary Energy  Company.  The  acquired  properties  are located primarily in the Gulf of Mexico and the onshore Gulf Coast.  The KRE acquisition has been accounted for by the purchase  method of accounting  and,  accordingly, the results of operations of KRE beginning December 17, 1999 are included in the accompanying consolidated financial statements.

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

4.   Income Taxes:

         The provision for income taxes consists of the following:

                                                                            For the Years Ended December 31,
                                                                       -------------------------------------------
                                                                          2001             2000             1999
                                                                       ---------        ---------        ---------
                                                                                      (In thousands)
                  Current taxes:
                    Federal                                             $  1,114        $  11,194         $    219
                    State                                                    620            1,181              315
                  Deferred taxes                                          20,095           21,292             (940)
                                                                       ---------       ----------        ---------
                  Total income tax expense (benefit)                    $ 21,829        $  33,667         $   (406)
                                                                       =========       ==========        =========

         The above taxes are net of alternative  fuels credits (Internal Revenue
Code  Section 29) of $185,000 in 2001,  $79,000 in 2000,  and  $283,000 in 1999.
Additionally,  current  federal  tax  does  not  reflect  the  tax  benefit  for deductions from stock option  exercises of $930,000 in 2001,  $1,771,000 in 2000 and $36,000 in 1999.  Net federal taxes payable for the years ended December 31,
2001, 2000 and 1999 were $184,000,  $9,423,000 and $183,000,  respectively,  and have been reduced by the tax benefit of stock option exercises.

         The components of the net deferred tax liability are as follows:
                                                                                  December 31,
                                                                       --------------------------------
                                                                          2001                   2000
                                                                       ---------              ---------
                                                                                (In thousands)
                  Deferred tax liabilities:
                      Oil and gas properties                            $ 54,104               $ 32,031
                      Derivative instruments                               3,903                    -
                      Other                                                  147                    282
                                                                       ---------              ---------
                  Total deferred tax liabilities                          58,154                 32,313
                                                                       ---------              ---------

                  Deferred tax assets:
                      Other, primarily employee benefits                   1,716                  5,005
                      State tax net operating loss carryforward            1,915                  1,006
                      State and federal income tax benefit                 3,497                  1,817
                      Alternative minimum tax credit carryforward            184                    -
                                                                       ---------              ---------
                      Total deferred tax assets                            7,312                  7,828
                    Valuation allowance                                     (206)                  (172)
                                                                       ---------              ---------
                    Net deferred tax assets                                7,106                  7,656
                                                                       ---------              ---------

                    Total net deferred tax liabilities                    51,048                 24,657
                    Current deferred income tax assets (liabilities)      (3,363)                   163
                                                                       ---------              ---------
                    Non-current net deferred tax liabilities            $ 47,685               $ 24,820
                                                                       =========              =========
                    Current refundable income taxes
                      (current income taxes payable)                    $ 11,090               $ (1,162)
                                                                       =========              =========

         In accordance  with SFAS No. 109,  "Accounting  for Income  Taxes," the
Company  records  purchase  adjustments  to its  long-term  deferred  income tax liability  accounts  to more  closely  align  book and tax  basis at the time of acquisition.  These  adjustments  mitigate  the  effect of  deferred  income tax expense  or reduced  deferred  income  tax  benefit on future net income  before income tax from  acquisitions  that utilize the purchase  method for  accounting principles  generally  accepted in the United  States and are  considered  to be tax-free basis  transfers for tax accounting.  During 1999 the Company  adjusted its  long-term  deferred  income tax liability  account for a $667,000  increase relating to its Nance stock acquisition and recorded a $10,426,000  decrease for its KRE stock acquisition, as Nance's book basis was greater than its tax basis, and KRE's tax basis was  greater  than its book  basis.  During 2000 the Company recorded a $2,972,000  increase in the KRE adjustment to reflect the utilization of  additional  tax  benefits  of KRE by King  Ranch,  Inc on its  1999  federal consolidated  income  tax  return. There  were  no  purchase  adjustments to the
Company's long-term deferred income tax liability accounts in 2001.

         At  December  31,  2001,  the  Company  had  state net  operating  loss carryforwards of approximately  $40,300,000  that  expire between 2002 and 2017.
The  Company's  valuation  allowance  relates in part to its state net operating loss  carryforwards,  since  the  Company  anticipates  that  a  portion  of the carryovers from prior years will expire before they can be utilized, and in part to a portion of the  anticipated  state benefit from federal  income tax expense incurred as the Company's existing taxable temporary  differences  reverse.  The net change in valuation  allowance  in 2001  results  from the state  benefit of federal income tax that is  now offset by reversing state temporary differences.

         Income tax expense and  benefit  differs  from the amount that would be provided by applying the statutory federal income tax rate to income before income taxes for the following reasons:

                                                                        For the Years Ended December 31,
                                                                        --------------------------------
                                                                          2001              2000              1999
                                                                       ---------         ---------         ---------
                                                                                 (In thousands)

        Federal statutory taxes                                         $ 20,420          $ 30,267          $   (137)
        Increase (decrease) in taxes resulting from:
           State taxes (net of federal benefit)                            2,017             4,342               105
           Statutory depletion                                              (238)              (71)             (110)
           Alternative fuels credits (Section 29)                           (185)              (79)             (283)
           Change in valuation allowance                                      34              (826)              (17)
           Other                                                            (219)               34                36
                                                                       ---------         ---------         ---------
        Income tax expense (benefit) from
           continuing operations                                        $ 21,829          $ 33,667          $   (406)
                                                                       =========         =========         =========

5.   Long-term Debt and Notes Payable:

         On March 4,  2002 St.  Mary  entered  into an  agreement  to amend  the existing  long-term  revolving credit agreement that set the maximum loan amount at $115.0 million  (unaudited).  The lender may  periodically  re-determine  the aggregate  borrowing  base  depending  upon the value of St.  Mary's oil and gas properties and other assets.  The accepted  borrowing base was $100.0 million at
December 31, 2001. The credit agreement has a maturity date of December 31, 2006 and  includes  a  revolving  period  that  matures on June 30,  2003.  Quarterly principal  payments  will begin on  September  30, 2003.  The amended  agreement deletes all reference to and  provisions of the  short-term  tranche  previously available to St. Mary. The Company must comply with certain covenants  including maintenance  of  stockholders'  equity at a specified  level and  limitations on additional  indebtedness.  As of December 31, 2001 and 2000,  $64.0  million and
$22.0 million,  respectively, was outstanding under this credit agreement. These outstanding  balances accrue interest at rates  determined by St. Mary's debt to total  capitalization  ratio.  During  the  revolving  period of the loan,  loan balances accrue interest at the Company's option of either (1) the higher of the federal funds rate plus 1/2% or the prime rate, plus an additional 1/4% when the
Company's  debt to  capitalization  ratio is greater  than 50%, or (2) the LIBOR rate plus (a) 1% when the Company's debt to toatl  capitalization  ratio is less than 30%, (b) 1 1/4% when the Company's debt to capitalization  ratio is greater than or equal to 30% but less than 40%,  (c) 1 3/8% when the  Company's  debt to capitalization ratio is greater than or equal to 40% but less than 50%, or (d) 1
5/8% when the  Company's  debt to  capitalization  ratio is greater than 50%.The debt to total  capitalization  ratio as defined under the agreement was 22.4% as of December 31, 2001. The weighted  average  interest rate paid in 2001 was 5.9%
including commitment fees paid on the unused portion of the borrowing base.

         The carrying  value of long-term debt  approximates  fair value because the debt is variable rate and reprices in the short term.

         The Company's  estimated  annual  principal  payments  under the credit agreement for the next five years are as follows:

                           Years Ending
                           December 31,                 (In thousands)
                      -----------------------         ------------------
                               2002                          $      -
                               2003                             6,400
                               2004                            12,800
                               2005                            12,800
                               2006                            32,000
                                                            ---------
                              Total                          $ 64,000
                                                            =========

6.   Commitments and Contingencies:

         The Company  leases  office space under various  operating  leases with terms  extending as far as May 31, 2012.  The Company has  noncancelable  annual subleases  with  affiliates of  approximately  $122,016 for the same term as the
Company's  primary  office lease.  Rent  expense,  net of sublease  income,  was
$839,000,  $782,000  and  $611,000 in 2001,  2000 and 1999,  respectively.  The
Company also leases office equipment under various operating leases.  The annual minimum lease payments for the next five years are presented below:

                           Years Ending
                           December 31,              (In thousands)
                        ------------------         ------------------
                               2002                    $   931
                               2003                      1,129
                               2004                        866
                               2005                        743
                               2006                        743
                            Thereafter                   3,502
                                                         -----
                               Total                   $ 7,914
                                                         =====

7.   Compensation Plans:

         In January  1992 the  Company  adopted two  compensation  plans for key employees.  A cash bonus plan allows participants to receive up to 100% of their aggregate  base  salary.  Any awards  under the cash bonus  plans are based on a combination of Company and individual performance.  The Company accrued $170,000 for cash bonuses in 2001 that will be paid in 2002,  $1,957,000 for cash bonuses in 2000 that were paid in 2001,  and  $2,293,000  for cash  bonuses in 1999 that were paid in 2000.  A net profits  interest  bonus plan allows  participants  to receive an aggregate  10% net profits  interest  after the Company has recovered
100% of its  investment  in  various  pools of oil and gas  wells  completed  or acquired during a given year.  This interest  increases to 20% after the Company recovers 200% of its investment.  The Company records  compensation expense once it recovers its  investment and net profits  attributable  to the properties are
payable  to  the  employees.   The  Company  recorded  compensation  expense  of
$5,259,000  in 2001,  $877,000 in 2000 and $574,000 in 1999  relating to the net profits interest bonus plan.

         In March 1992 the Company adopted a stock  appreciation  rights ("SAR")
plan for officers and directors. SARs vest over a four-year period, with payment occurring five years after the date of grant.  Between 1993 and 1996 the Company awarded a total of 342,824 share rights with values  ranging from $5.75 to $7.00 per share.  Compensation  expense  recognized  under the SAR plan was $12,000 in
2000 and $280,000 in 1999. In November 1996 the Company terminated future awards under the  Company's SAR plan and capped the value of the share rights under the
SAR plan at the then fair market value of the  Company's  common stock of $10.25 per share.  SAR  compensation  expense  recorded after the termination of future awards related to the vesting of SARs outstanding at the time of the termination of future  awards and to the  fluctuation  of the stock  price  below the capped price.  The final SAR  payments  were made in  February  2001.  No  compensation expense was recognized under the SAR plan in 2001.

         The Company has a defined  contribution  pension plan  ("401(k)  Plan")
that is  subject to the Employee  Retirement  Income  Security Act of 1974.  The
401(k) Plan  allows  eligible  employees  to  contribute  up to 9% of their base salaries.  The Company  matches each  employee's  contributions  up to 6% of the employee's  base  salary  and  also  may make  additional  contributions  at its discretion.  The  Company's  contributions  to the  401(k)  Plan were  $559,000,
$412,000,  and $288,000 for the years ended  December 31, 2001,  2000, and 1999, respectively.

         In  September  1997 the Board of  Directors  approved the St. Mary Land
&  Exploration Company Employee Stock Purchase Plan ("Stock Purchase Plan"),
which became  effective  January 1, 1998. Under the Stock Purchase Plan eligible employees  may purchase  shares of the Company's  common stock  through  payroll deductions  of up to 15% of eligible  compensation.  The  purchase  price of the stock is 85% of the lower of the fair market  value of the stock on the first or last day of the purchase period.  The Stock Purchase Plan is intended to qualify under  Section  423 of the  Internal  Revenue  Code.  The  Company has set aside
1,000,000  shares of its common  stock to be available  for  issuance  under the
Stock  Purchase  Plan.  In 2001,  2000 and 1999  shares  issued  under the Stock
Purchase Plan totaled 29,772, 32,296 and 32,794, respectively. Total proceeds to the  Company for the  issuance  of these  shares  were  $575,000,  $311,000  and
$258,000 in 2001, 2000 and 1999, respectively. The Company recorded compensation expense of $20,000, $3,000 and $20,000 in 2001, 2000 and 1999, respectively, due to  nonqualified  dispositions  of stock  acquired by employees  under the Stock
Purchase Plan.

         In 1990  and 1991 the  Company  granted  certain  officers  options  to acquire  109,228 shares of common stock at an exercise price of $1.65 per share.
All of these options had been exercised by December 31, 2000.

         In 1996 the Company  established  the St.  Mary Land &  Exploration
Company  Stock  Option  Plan and the St.  Mary Land  &  Exploration  Company
Incentive Stock Option Plan (collectively, the "Option Plans"). The Option Plans grant  options to  purchase  shares of the  Company's  common  stock to eligible employees,  contractors,  and  current  and  former  members  of  the  Board  of
Directors. In 2001 the stockholders approved an increase in the number of shares of the Company's  common stock reserved for issuance under the Option Plans from
3,300,000  shares to  4,300,000  shares.  In 1999 the  Company  granted  623,492 options  at an  exercise  price of $12.38  per  share,  and 7,660  options  were exercised under the Option Plans. In 2000 the Company granted 653,848 options at an exercise price of $33.31 per share,  and 589,220 options were exercised under the Option Plans.  In 2001 the Company  granted  175,729  options at an exercise price of $15.93 per share and 221,280 options at an exercise price of $21.19 per share.  During 2001 190,289 options were exercised  under the Option Plans.  All options  granted to date under the Option  Plans have been  granted at  exercise prices equal to the  respective  market prices of the Company's  common stock on the grant dates.

         A summary of the status of the Company's Stock Option Plans, including the 1990 and 1991 options and changes during the last three years follows:

                                                                For the Years Ended December 31,
                                        ------------------------------------------------------------------------------
                                                  2001                       2000                      1999
                                        -------------------------- ------------------------- -------------------------
                                                       Weighted                  Weighted                  Weighted
                                                        Average                   Average                   Average
                                                       Exercise                  Exercise                  Exercise
                                           Shares        Price       Shares        Price       Shares        Price
                                        ------------- ------------ ------------ ------------ ------------ ------------

Outstanding at beginning of year           1,986,124      $ 18.95    1,998,254      $ 11.63    1,442,436      $ 11.28

Granted                                      397,009        18.86      653,848        33.31      623,492        12.38
Exercised                                    187,810        11.57      619,220        11.05       17,660         4.95
Forfeited                                     43,648        26.00       46,758        11.74       50,014        13.21
                                        ------------               -----------               -----------
Outstanding at end of year                 2,151,675        19.42    1,986,124        18.95    1,998,254        11.63
                                        ============               ===========               ===========

Options exercisable at year end            1,418,404        17.09    1,150,196        15.00      651,876        10.36
                                        ============               ===========               ===========

Weighted average fair value of
     options granted during the year         $  8.36                   $ 14.75                    $ 5.13
                                        ============               ===========               ===========

         A summary of additional  information related to the options outstanding as of December 31, 2001 follows:

                                                 Options Outstanding                     Options Exercisable
                                  ------------------------------------------------- ------------------------------
                                                       Weighted
                                                        Average         Weighted                       Weighted
                                                       Remaining        Average                        Average
          Range of                     Number         Contractual       Exercise        Number         Exercise
       Exercise Prices               Outstanding          Life           Price        Exercisable       Price
------------------------------    ----------------- ---------------- -------------- --------------- --------------

      $  9.25  -      $ 10.25              431,740     5.3 years            $ 9.63         431,740         $ 9.63
        12.38  -        14.69              585,311     7.6 years             12.56         462,543          12.61
        15.93  -        21.19              509,132     9.0 years             18.56         211,375          18.14
        33.31  -        33.31              625,492     9.0 years             33.31         312,746          33.31
                                  -----------------                                 ---------------

 Total                                   2,151,675     7.9 years             19.42       1,418,404          17.09
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

         The fair value of options is  measured  at the date of grant  using the
Black-Scholes  option-pricing  model.  The fair value of options granted in 2001 was  estimated  using  the  following  weighted-average  assumptions:  risk-free interest  rate of  4.35%; dividend  yield of  0.53%;  volatility  factor  of the expected market price of the Company's common stock of 49.79%; and expected life of the  options  of 4.8 years.  The fair  value of  options  granted in 2000 was estimated using the following weighted-average  assumptions:  risk-free interest rate of 5.14%; dividend yield of 0.32%; volatility factor of the expected market price of the Company's common stock of 47.11%;  and expected life of the options of 4.8 years.  The fair value of the options granted in 1999 was estimated using the following  weighted-average  assumptions:  risk-free interest rate of 6.42%;
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

         For purposes of pro forma disclosures, the estimated fair values of the options  is  amortized  to  expense  over  the  options'  vesting  periods.  Had compensation  cost been  determined  based on the fair value at grant  dates for stock  option  awards  consistent  with SFAS No. 123, the  Company's  net income
(loss) and  earnings  (loss) per share would have been  reduced to the pro forma amounts indicated below:

                                                                                  Pro Forma for the Years
                                                                                      Ended December 31,
                                                                                  -----------------------
                                                                       2001              2000             1999
                                                                       ----              ----             ----
                                                                                   (In thousands, except
                                                                                    per share amounts)

         Net income (loss)                   As reported           $   40,459        $   55,620       $       82
                                             Pro forma             $   37,569        $   52,515       $   (1,530)

         Basic earnings (loss) per share     As reported           $     1.45        $     2.00       $        -
                                             Pro forma             $     1.34        $     1.89       $    (0.07)

         Diluted earnings (loss) per share   As reported           $     1.42        $     1.97       $        -
                                             Pro forma             $     1.32        $     1.86       $    (0.07)

         The effects of applying  SFAS No. 123 in the pro forma  disclosure  are not necessarily  indicative of actual future amounts,  and SFAS No. 123 does not apply to awards  granted  prior to 1995.  Additional  awards in future years are anticipated.

8.   Pension Benefits

         The Company's employees participate in a non-contributory  pension plan covering  substantially all employees who meet age and service requirements (the
"Qualified Pension Plan"). The Company also has a supplemental  non-contributory pension plan covering certain management  employees (the  "Nonqualified  Pension
Plan"). The Company's disclosures about pension benefits are as follows:

                                                        For the Years Ended December 31,
                                                              2001         2000
                                                              ----         ----
                                                                 (In thousands)
     Change in benefit obligations:
        Benefit obligation at beginning of year             $ 3,054      $ 2,588
             Service Cost                                       323          257
             Interest Cost                                      317          193
             Actuarial gain                                   1,485          190
             Benefits paid                                      (81)        (174)
                                                           --------     --------
        Benefit obligation at end of year                   $ 5,098      $ 3,054
                                                           ========     ========

     Change in plan assets:
        Fair value of plan assets at beginning of year      $ 1,775      $ 1,592
             Actual return on plan assets                       (13)          (1)
             Employer contribution                              361          358
        Benefits paid                                           (81)        (174)
                                                           --------     --------
        Fair value of plan assets at end of year            $ 2,042      $ 1,775
                                                           ========     ========

Funded Status                                               $(3,056)     $(1,279)
     Unrecognized net actuarial gain                          2,326          888
     Unrecognized prior service cost                            (20)         (28)
                                                           --------     --------
     Accrued benefit cost                                   $  (750)     $  (419)
                                                           ========     ========

         The Company's  Nonqualified Pension Plan was the only pension plan with an  accumulated  benefit  obligation  in  excess  of  plan  assets.  The  plan's accumulated  benefit  obligation was $685,000 at December 31, 2001, and $357,000 at December 31, 2000. There are no plan assets in the  nonqualified  plan due to the nature of the plan.

         Assumptions used in the measurement of the Company's benefit obligation are as follows:

                                                        For the Years Ended December 31,
                                                        --------------------------------
                                                              2001          2000
                                                              ----          ----
         Weighted-average assumptions:
              Discount rate                                   7.25%          7.5%
              Expected return on plan assets                   8.0%          8.0%
              Rate of compensation increase                    5.0%          5.0%

                                                        For the Years Ended December 31,
                                                        --------------------------------
                                                          2001       2000       1999
                                                          ----       ----       ----
                                                                 (In thousands)
         Components of net periodic benefit cost:
              Service cost                                $  323     $  257     $  178
              Interest cost                                  317        193        172
              Expected return on plan assets                (129)      (119)       (88)
              Amortization of prior service cost              (8)        (7)        (7)
              Amortization of net actuarial loss             188         36         90
                                                         -------    -------    -------
              Net periodic benefit cost                   $  691     $  360     $  345
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

         Subsequent to December 31, 2001 the Company sold its  remaining  shares of KMOC common stock for proceeds of $2,772,000 and recorded a gain of $838,000.

10.   Derivative Instruments

         The  Company  realized  a  net  loss  of  $21,102,000  from  derivative contracts for the year ended  December 31, 2001, a net loss of  $33,641,000  for the year ended December 31, 2000 and a net gain of $2,561,000 for the year ended
December 31, 1999.  All of these amounts are included in oil and gas  production operating revenues in the consolidated statement of operations.

         Including  hedges  entered into since December 31, 2001 the Company has the following  commodity  swap  contracts in place to hedge cash flow and reduce the impact of oil and gas price fluctuations:

                         Average
  Product             Volumes/month     Quantity Type         Fixed Price           Duration
  -------             -------------     -------------         ------------          --------
  Natural Gas           1,467,000           MMBtu              $  2.84             01/02 - 12/02
  Natural Gas             168,000           MMBtu              $  3.01             01/03 - 12/03
  Natural Gas              59,000           MMBtu              $  3.04             01/04 - 12/04
  Oil                      88,400           Bbls               $ 24.69             01/02 - 12/02
  Oil                      49,800           Bbls               $ 22.67             01/03 - 12/03

         This table excludes commodity  positions with Enron North America Corp, which filed for bankruptcy protection in December 2001. The Company's unrealized discounted  hedge  gain due from  Enron  had grown to  $4,473,000  at the end of
November 2001. As of November 13, 2001, the Company believed the Enron contracts it owned became  ineffective  under SFAS No. 133 due to lack of correlation  for counterparty risk. Accordingly,  the Company adjusted the fair value downward to the reduced  estimated  fair  value.  A net  non-cash  loss of  $1,779,000  from
counterparty   ineffectiveness   was  offset  by  a  $45,000   gain  from  hedge
ineffectiveness and $161,000 of amortization of other comprehensive  income from the Enron contracts.  The net amount is the activity recorded for the year ended
December  31,  2001  and  is  reported  as  unrealized  derivative  loss  in the consolidated  statement of operations.  The Company will amortize the unrealized hedge  gain from  these  Enron  contracts  over the next two  years.  Unrealized derivative  gain in the  consolidated  statements  of  operations  will  reflect amortization  of $2,786,000 over the next twelve months offset by a deferred tax provision.  The Company  took all legal steps to preserve its rights under these contracts and sold its claim at a discounted price in February 2002.

         As noted in the table above, the last of these contracts will expire by
December 31, 2004.  On December 31, 2001 the  estimated  fair value of contracts designated and qualifying as cash flow hedges under SFAS No. 133 was an asset of
$8,119,000.  The Company will reclassify this amount to gains or losses included in oil and gas production  operating revenues as the hedged production  quantity is  produced.  Based on current  prices the net  amount of  existing  unrealized after-tax  gain  as of  December  31,  2001  to be  reclassified  to oil and gas production operating revenues in the next twelve months would be $7,076,000. The
Company anticipates that all original forecasted  transactions will occur by the end of the originally specified time periods.

11.   Disclosures About Oil and Gas Producing Activities:

Costs Incurred in Oil and Gas Producing Activities:

         Costs  incurred in oil and gas property  acquisition,  exploration  and development  activities,  whether  capitalized  or expensed,  are  summarized as follows:

                                                   For the Years Ended December 31,
                                                  ---------------------------------
                                                   2001          2000          1999
                                                   ----          ----          ----
                                                           (In thousands)

              Development costs                $  98,617     $  48,996     $  22,166
              Exploration                         24,506        17,012        20,809
              Acquisitions:
                Proved                            41,188        53,482        33,080
                Unproved                          18,552         5,694        15,129
                                               ---------     ---------     ---------
              Total                            $ 182,863     $ 125,184     $  91,184
                                               =========     =========     =========

Oil and Gas Reserve Quantities (Unaudited):

         The reserve  information  as of December 31, 2001,  2000,  and 1999 was prepared  by Ryder Scott  Company and St.  Mary.  The  Company  emphasizes  that reserve estimates are inherently imprecise and that estimates of new discoveries are more  imprecise  than  those of  proved  producing  oil and gas  properties.
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

                                                             For the Years Ended December 31,
                                                             --------------------------------
                                                     2001                  2000                  1999
                                                     ----                  ----                  ----
                                                 Oil or                Oil or                Oil or
                                               Condensate    Gas     Condensate    Gas     Condensate    Gas
                                               ----------    ---     ----------    ---     ----------    ---
                                                (MBbl)     (MMcf)     (MBbl)      (MMcf)     (MBbl)     (MMcf)
Total proved reserves:
         Developed and undeveloped:
         Beginning of year                      20,950    225,975     18,900    207,642      8,614    132,605
         Revisions of previous estimates        (1,334)   (16,421)       210     (1,172)     3,308    (10,445)
         Discoveries and extensions              3,131     59,830      1,707     37,702      2,062     43,501
         Purchases of minerals in place          3,774     13,086      3,149     21,689      6,323     65,129
         Sales of reserves                        (418)    (1,748)      (618)    (1,540)       (24)      (343)
         Production                             (2,434)   (39,491)    (2,398)   (38,346)    (1,383)   (22,805)
                                               -------    -------    -------   --------    -------   --------
         End of year (a)                        23,669    241,231     20,950    225,975     18,900    207,642
                                               =======    =======    =======   ========    =======   ========

Proved developed reserves:
         Beginning of year                      19,006    192,472     16,688    169,379      7,723    112,189
                                               =======    =======    =======    =======    =======   ========
         End of year                            20,679    205,637     19,006    192,472     16,688    169,379
                                               =======    =======    =======    =======    =======   ========

------------------
(a) At December 31, 2001, 2000, and 1999, includes  approximately 869, 1,199 and
    1,802 MMcf, respectively, representing the Company's underproduced gas balancing position.

Standardized Measure of Discounted Future Net Cash Flows (Unaudited):

         SFAS No.  69,  "Disclosures  About Oil and Gas  Producing  Activities,"
prescribes  guidelines for computing a  standardized  measure of future net cash flows and changes therein relating to estimated proved reserves. The Company has followed these guidelines, which are briefly discussed below.

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

         The  assumptions  used to compute  the  standardized  measure are those prescribed  by the  FASB  and the  Securities  and  Exchange  Commission.  These
assumptions  do not  necessarily  reflect the Company's  expectations  of actual revenues  to be derived  from  those  reserves,  nor their  present  worth.  The limitations  inherent in the reserve quantity  estimation  process, as discussed previously,  are equally  applicable to the  standardized  measure  computations since these  estimates  are the basis for the valuation  process.  The following prices,  adjusted for transportation and basis  differentials,  were used in the calculation of the standardized measure:

                                                For the Years Ended December 31,
                                                --------------------------------
                                                 2001         2000         1999
                                                 ----         ----         ----

            Gas (per Mcf)                     $  2.502     $  8.857     $  2.186
            Oil (per Bbl)                     $ 18.113     $ 25.439     $ 23.847

         The following  summary sets forth the  Company's  future net cash flows relating  to  proved  oil and gas  reserves  based on the  standardized  measure prescribed in SFAS No. 69:

                                                        For the Years Ended December 31,
                                                        --------------------------------
                                                       2001          2000          1999
                                                       ----          ----          ----
                                                                (In thousands)

         Future cash inflows                       $1,020,948   $2,648,108      $ 900,199
              Future production and
                development costs                    (444,608)    (570,711)      (344,350)
              Future income taxes                    (140,271)    (727,929)      (150,239)
                                                    ---------    ---------      ---------

         Future net cash flows                        436,069    1,349,468        405,610
         10% annual discount                         (154,192)    (630,984)      (144,296)
                                                    ---------    ---------      ---------

         Standardized measure of
              discounted future net cash flows       $281,877     $718,484      $ 261,314
                                                    =========    =========      =========

         The  principle  sources  of  change  in  the  standardized  measure  of discounted future net cash flows are as follows:

                                                                      For the Years Ended December 31,
                                                                      --------------------------------
                                                                   2001           2000             1999
                                                                   ----           ----             ----
                                                                               (In thousands)

Standardized measure, beginning of year                        $ 718,484      $  261,314       $  101,946
Sales of oil and gas produced,
           net of production costs                              (170,074)       (183,586)         (53,814)
Net changes in price and production costs                       (820,253)        772,910           82,976
Extensions, discoveries and other,
           net of production costs                                71,265         203,786           76,198
Purchase of minerals in place                                     29,267         104,883          105,728
Development costs incurred during the year                        35,736          12,436            5,816
Changes in estimated future development costs                     (8,370)            351          (25,281)
Revisions of previous quantity estimates                         (17,593)            306           10,976
Accretion of discount                                            109,912          33,871           11,474
Sales of reserves in place                                       (10,548)         (3,329)            (542)
Net change in income taxes                                       298,717        (357,780)         (76,907)
Other                                                             45,334        (126,678)          22,744
                                                               ---------      ----------       ----------
Standardized measure, end of year                              $ 281,877      $  718,484       $  261,314
                                                               =========      ==========       ==========

12.   Quarterly Financial Information (Unaudited):

         The Company's quarterly financial  information for fiscal 2001 and 2000 is as follows:

                                                            First          Second          Third         Fourth
                                                           Quarter         Quarter        Quarter        Quarter
                                                           -------         -------        -------        -------
                                                                   (in thousands, except per share data)
Year Ended December 31, 2001:
Total revenue                                           $   68,347      $   55,776     $   42,656     $   40,690
     Less: costs and expenses                               36,626          32,804         37,129         38,998
                                                       -----------     -----------    -----------    -----------
Operating income                                        $   31,721      $   22,972     $    5,527     $    1,692

Income before income taxes                              $   31,874      $   23,119     $    5,595     $    1,700
Net income                                              $   20,393      $   14,234     $    4,861     $      971
Net income per common share:
     Basic                                              $     0.72      $     0.51     $     0.17     $     0.04
     Diluted                                            $     0.71      $     0.50     $     0.17     $     0.03

Dividends paid per share                                $        -      $     0.05     $        -     $     0.05

Year Ended December 31, 2000:
Total revenue                                           $   37,411      $   46,822     $   54,314     $   57,119
     Less: costs and expenses                               25,201          22,996         26,151         32,768
                                                       -----------     -----------    -----------    -----------
Operating income                                        $   12,210      $   23,826     $   28,163     $   24,351

Income before income taxes                              $   12,350      $   23,966     $   28,390     $   24,581
Net income                                              $    7,886      $   14,597     $   17,139     $   15,998
Net income per common share:
     Basic                                              $     0.29      $     0.53     $     0.61     $     0.57
     Diluted                                            $     0.29      $     0.52     $     0.60     $     0.56

Dividends paid per share                                $    0.025      $    0.025     $    0.025     $    0.025

13.   Subsequent Events (Unaudited) :

         In March  2002 the  Company  issued in a private  placement  a total of
$100,000,000 of its 5.75% senior convertible notes due 2022 (the "Notes") with a
1/2%  contingent  interest  provision.  The  Company  received  net  proceeds of
$96,700,000  after  deducting  the initial  purchasers'  discount and  estimated offering  expenses  payable  by the  Company.  The notes are  general  unsecured obligations  and rank on a parity  in right of  payment  with all  existing  and future senior  indebtedness and other general  unsecured  obligations.  They are senior in right of payment with all future subordinated indebtedness.  The Notes are convertible  into the Company's common stock at a conversion price of $26.00 per share, subject to adjustment.  The Company can redeem the Notes with cash in whole or in part at a  repurchase  price of 100% of the  principal  amount  plus accrued and unpaid  interest  beginning on March 20, 2007. The note holders have the option of redeeming the Notes for cash at 100% of the principal  amount plus accrued  and  unpaid  interest  upon (1) a change in control or (2) on March 20,
2007,  March 15, 2012 and March 15, 2017.  On March 20, 2007 the Company may pay
the repurchase price with cash, shares of its common stock or any combination of cash and its common stock.  St. Mary is not  restricted  from paying  dividends, incurring debt, or issuing or repurchasing  its securities  under the indenture.
There are no financial covenants in the indenture. The Company used a portion of the net proceeds  from the Notes to repay its credit  facility  balance and will use the remaining net proceeds to fund a portion of its 2002 capital budget.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ST. MARY LAND & EXPLORATION COMPANY
                                         -----------------------------------
                                                    (Registrant)

Date: March 18, 2002                     By: /s/ MARK A. HELLERSTEIN
                                            ---------------------------------
                                            Mark A. Hellerstein
                                            President, Chief Executive Officer
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

Signature                    Title                                Date
---------                    -----                                ----

/s/ THOMAS E. CONGDON
----------------------       Chairman of the Board of Directors   March 18, 2002
Thomas E. Congdon
 and Director

/s/ MARK A. HELLERSTEIN
-----------------------      President, Chief Executive Officer   March 18, 2002
Mark A. Hellerstein          and Director

/s/ RONALD D. BOONE
----------------------       Executive Vice President, Chief      March 18, 2002
Ronald D. Boone              Operating Officer and Director

/s/ RICHARD C. NORRIS
----------------------       Vice President - Finance,            March 18, 2002
Richard C. Norris            Secretary and Treasurer

/s/ GARRY A. WILKENING
----------------------       Vice President - Administration      March 18, 2002
Garry A. Wilkening           and Controller

/s/ LARRY W. BICKLE
----------------------       Director                             March 18, 2002
Larry W. Bickle

Signature                    Title                                Date
---------                    -----                                ----

/s/ DAVID C. DUDLEY
----------------------       Director                             March 18, 2002
David C. Dudley

/s/ ROBERT L. NANCE
----------------------       Director                             March 18, 2002
Robert L. Nance

/s/ AREND J. SANDBULTE
----------------------       Director                             March 18, 2002
Arend J. Sandbulte

/s/ JOHN M. SEIDL
----------------------       Director                             March 18, 2002
John M. Seidl

/s/ WILLIAM J. GARDINER
-----------------------      Director                             March 18, 2002
William J. Gardiner

/s/ JACK HUNT
----------------------       Director                             March 18, 2002
Jack Hunt