Form 10-K/A
period 2001-12-31
ST MARY LAND & EXPLORATION CO
filed 2002-03-25
CIK 893538

=======================================================================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A

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

=======================================================================================================================================

EXPLANATORY NOTE -- THIS AMENDMENT ON FORM 10-K/A TO THE REGISTRANT'S  FORM 10-K
FOR  THE  FISCAL  YEAR  ENDED  DECEMBER  31,  2001 IS  BEING  FILED  TO  CORRECT
DISCLOSURES  APPEARING  UNDER THE RISK FACTORS  CAPTION OF ITEM 1, THE LIQUIDITY
AND CAPITAL RESOURCES SECTION OF ITEM 7, AND THE NOTES TO CONSOLIDATED FINANCIAL
STATEMENTS  INCLUDED  HEREIN WHICH  PREVIOUSLY  INCORRECTLY  INDICATED  THAT THE
MAXIMUM LOAN AMOUNT UNDER THE REGISTRANT'S  LONG-TERM  REVOLVING CREDIT FACILITY
AGREEMENT  WITH A BANK GROUP IS $115  MILLION.  THE CORRECT  MAXIMUM LOAN AMOUNT
UNDER THE CREDIT FACILITY AGREEMENT IS $200 MILLION, WITH A CURRENT STATED TOTAL
BORROWING  BASE OF $170 MILLION,  AS REFLECTED IN THE CORRECTED  DISCLOSURES  IN
THIS FORM 10-K/A.  ALL OTHER  INFORMATION  CONTAINED  IN THE ORIGINAL  FORM 10-K
REMAINS UNCHANGED.

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

                                     PART II

    ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
             RELATED STOCKHOLDER MATTERS....................................34

    ITEM 6.  SELECTED FINANCIAL DATA........................................35

                                       i

                                TABLE OF CONTENTS
                                -----------------
                                   (Continued)
    ITEM                           -----------                           PAGE
    ----                                                                 ----

    ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

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
Under the facility, the maximum loan amount is $200.0 million. The amount actually available from time to time depends on a borrowing base that the lenders periodically redetermine based on the value of our oil and gas properties and other assets. The stated total borrowing base is currently $170.0 million. Since we pay commitment fees based on the unused portion of the borrowing base, we have limited the borrowing base that we have accepted to correspond with our actual funding requirements. The accepted borrowing base under the facility as of December 31, 2001 was $100.0 million.

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
                reference)
        4.2**   First Amendment to Shareholder Rights Plan dated March 15, 2002, as adopted by the Board of Directors on July 19, 2001.

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
       10.25**  Registration Rights Agreement between St. Mary Land &
                Exploration Company and Bear, Stearns & Co. Inc., et al
                dated March 13, 2002
       10.26**  St. Mary Land & Exploration Company 5.75% Senior Convertible
                Notes Due 2022 Indenture dated March 13, 2002
       10.27**  First Amendment to Credit Agreement dated December 22, 1998
       10.28**  Fourth Amendment to Credit Agreement dated March 4, 2002
       21.1**   Subsidiaries of Registrant
       23.1*    Consent of Arthur Andersen LLP
       23.2*    Consent of Ryder Scott Company, L.P.
       24.1**   Power of Attorney
--------------------
      *   Filed with this Form 10-K/A.
      **  Previously filed.

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
                                                                       =========         =========         =========

5.   Long-term Debt and Notes Payable:

         On March 4,  2002 St.  Mary  entered  into an  agreement  to amend  the existing  long-term  revolving  credit  agreement.  The lender may  periodically re-determine the aggregate borrowing base depending upon the value of St. Mary's oil and gas properties and other assets.  The accepted borrowing base was $100.0 million at December 31, 2001,  and the stated total  borrowing  base was  $170.0 million.  The amendment did not change these amounts. The credit agreement has a maturity date of December 31, 2006 and includes a revolving  period that matures on June 30, 2003. Quarterly principal payments will begin on September 30, 2003.
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

                                      ST. MARY LAND & EXPLORATION COMPANY
                                      ---------------------------------------
                                                 (Registrant)

Date: March 25, 2002                  By: /s/ MARK A. HELLERSTEIN
                                         ------------------------------------
                                         Mark A. Hellerstein
                                         President, Chief Executive Officer
                                         and Director

         Pursuant to the  requirements  of the Securities  Exchange Act of 1934, this  Report has been  signed  below by the  following  persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Title                               Date
---------                     -----                               ----

/s/ THOMAS E. CONGDON *      Chairman of the Board of Directors   March 25, 2002
--------------------------
Thomas E. Congdon

/s/ MARK A. HELLERSTEIN *    President, Chief Executive Officer   March 25, 2002
--------------------------   and Director
Mark A. Hellerstein

/s/ RONALD D. BOONE *        Executive Vice President, Chief      March 25, 2002
--------------------------   Operating Officer and Director
Ronald D. Boone

/s/ RICHARD C. NORRIS *      Vice President-Finance,              March 25, 2002
--------------------------   Secretary and Treasurer
Richard C. Norris

/s/ GARRY A. WILKENING *     Vice President-Administration        March 25, 2002
--------------------------   and Controller
Garry A. Wilkening

Signature                    Title                                Date
---------                    -----                                ----

/s/ LARRY W. BICKLE *        Director                             March 25, 2002
--------------------------
Larry W. Bickle

/s/ DAVID C. DUDLEY *        Director                             March 25, 2002
--------------------------
David C. Dudley

/s/ ROBERT L. NANCE *        Director                             March 25, 2002
--------------------------
Robert L. Nance

/s/ AREND J. SANDBULTE *     Director                             March 25, 2002
--------------------------
Arend J. Sandbulte

/s/ JOHN M. SEIDL *           Director                            March 25, 2002
--------------------------
John M. Seidl

/s/ WILLIAM J. GARDINER *    Director                             March 25, 2002
--------------------------
William J. Gardiner

/s/ JACK HUNT *              Director                             March 25, 2002
--------------------------
Jack Hunt

*  By:  /s/ MARK A. HELLERSTEIN                                   March 25, 2002
        -----------------------
        Mark A. Hellerstein
       (as attorney-in-fact for each of the persons indicated)