Form 10-Q
period 2002-03-31
ST MARY LAND & EXPLORATION CO
filed 2002-05-15
CIK 893538

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
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                  ------------

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
                               Yes [ |X| ] No [ ]

Indicate the number of shares outstanding of each of the issuers classes of common stock as of the latest practicable date.

As of May 13, 2002, the registrant had 27,821,480 shares of common stock, $.01 par value, outstanding.

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

                             Consolidated Balance
                             Sheets - March 31, 2002 and
                             December 31, 2001.................................3

                             Consolidated Statements of
                             Operations - Three Months Ended
                             March 31, 2002 and 2001...........................4

                             Consolidated Statements of
                             Cash Flows - Three Months Ended
                             March 31, 2002 and 2001...........................5

                             Consolidated Statements of
                             Stockholders' Equity and Comprehensive
                             Income - March 31, 2002
                             and December 31, 2001.............................7

                             Notes to Consolidated Financial
                             Statements - March 31, 2002.......................8

                Item 2.      Management's Discussion and
                             Analysis of Financial Condition
                             and Results of Operations........................11

                Item 3.      Quantitative and Qualitative Disclosures
                             About Market Risk................................19

Part II.        OTHER INFORMATION

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

              ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                      (In thousands, except share amounts)

                                   ASSETS                                      March 31,        December 31,
                                                                             -------------     -------------
                                                                                 2002              2001
                                                                             -------------     -------------
Current assets:
   Cash and cash equivalents                                                     $ 63,191           $ 4,116
   Accounts receivable                                                             32,334            46,484
   Prepaid expenses and other                                                       6,673             2,337
   Accrued derivative asset                                                         9,845             8,194
   Refundable income taxes                                                          1,945            11,090
   Deferred income taxes                                                               29                 -
                                                                             -------------     -------------
        Total current assets                                                      114,017            72,221
                                                                             -------------     -------------
Property and equipment (successful efforts method), at cost:
   Proved oil and gas properties                                                  551,600           518,915
   Less accumulated depletion, depreciation and amortization                     (228,876)         (216,288)
   Unproved oil and gas properties, net of impairment
     allowance of $9,116 in 2002 and $8,908 in 2001                                47,448            53,054
   Other property and equipment, net of accumulated depreciation of $3,299
     in 2002 and $3,120 in 2001                                                     3,432             3,252
                                                                             -------------     -------------
        Total property and equipment                                              373,604           358,930
                                                                             -------------     -------------
Other assets:
   Khanty Mansiysk Oil Corporation stock                                                -             1,651
   Other assets                                                                     9,110             4,187
                                                                             -------------     -------------
        Total other assets                                                          9,110             5,838
                                                                             -------------     -------------
Total Assets                                                                    $ 496,731         $ 436,989
                                                                             =============     =============

                                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                                         $ 33,777          $ 34,858
   Deferred tax liability                                                           3,640             3,363
                                                                             -------------     -------------
        Total current liabilities                                                  37,417            38,221
                                                                             -------------     -------------
Long-term liabilities:
   Long-term credit facility                                                       20,000            64,000
   Convertible notes (net of discount of $470,000 in 2002)                         99,530                 -
   Deferred income taxes                                                           48,174            47,685
   Other noncurrent liabilities                                                     1,981               255
                                                                             -------------     -------------
        Total long-term liabilities                                               169,685           111,940
                                                                             -------------     -------------
Commitments and contingencies

                                                                             -------------     -------------
Minority interest                                                                     623               711
                                                                             -------------     -------------
Stockholders' equity:
   Common stock, $0.01 par value: authorized  - 100,000,000 shares: Issued and
     outstanding - 28,818,051 shares in 2002 and 28,779,808 shares in 2001            288               288
   Additional paid-in capital                                                     137,929           137,384
   Treasury stock - at cost:  1,009,900 shares in 2002 and 2001                   (16,210)          (16,210)
   Retained earnings                                                              160,057           157,739
   Accumulated other comprehensive income                                           6,942             6,916
                                                                             -------------     -------------
        Total stockholders' equity                                                289,006           286,117
                                                                             -------------     -------------
Total Liabilities and Stockholders' Equity                                      $ 496,731         $ 436,989
                                                                             =============     =============

              ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (In thousands, except per share amounts)

                                                                  For the Three Months Ended
                                                                           March 31,
                                                              ------------------------------------
                                                                   2002                 2001
                                                              ---------------      ---------------
Operating revenues:
   Oil and gas production                                           $ 41,093             $ 67,915
   Gain (loss) on sale of proved properties                              (36)                   2
   Other oil and gas revenue                                             855                  362
   Gain on sale of KMOC stock                                            836                    -
   Other revenues                                                         25                   68
                                                              ---------------      ---------------
        Total operating revenues                                      42,773               68,347
                                                              ---------------      ---------------
Operating expenses:
   Oil and gas production                                             14,030               12,057
   Depletion, depreciation and amortization                           13,054               11,288
   Exploration                                                         6,916                8,362
   Impairment of proved properties                                         -                  171
   Abandonment and impairment of unproved properties                     697                  466
   General and administrative                                          3,141                4,021
   Unrealized derivative loss                                            352                    -
   Minority interest and other                                           801                  261
                                                              ---------------      ---------------
        Total operating expenses                                      38,991               36,626
                                                              ---------------      ---------------

Income from operations                                                 3,782               31,721

Nonoperating income (expense):
   Interest income                                                       110                  188
   Interest expense                                                     (452)                 (35)
                                                              ---------------      ---------------

Income before income taxes                                             3,440               31,874
Income tax expense                                                     1,122               11,481
                                                              ---------------      ---------------

Net income                                                           $ 2,318             $ 20,393
                                                              ===============      ===============

Basic net income per common share                                      $ .08                $ .72
                                                              ===============      ===============
Diluted net income per common share                                    $ .08                $ .71
                                                              ===============      ===============

Basic weighted average common shares outstanding                      27,786               28,236
                                                              ===============      ===============
Diluted weighted average common shares outstanding                    28,294               28,932
                                                              ===============      ===============

              ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                             For the Three Months Ended
                                                                                     March 31,
                                                                          --------------------------------
                                                                              2002               2001
                                                                          -------------      -------------
Reconciliation of net income to net cash provided by operating activities:
   Net income                                                                  $ 2,318           $ 20,393
   Adjustments to reconcile net income to net
          cash provided by operating activities:
       Gain on sale of KMOC stock                                                 (836)                 -
      (Gain) loss on sale of proved properties                                      36                 (2)
      Unrealized derivative loss                                                   352                262
      Depletion, depreciation and amortization                                  13,054             11,288
      Exploratory dry hole expense                                               4,178              4,961
      Impairment of proved properties                                                -                171
      Abandonment and impairment of unproved properties                            697                466
      Deferred income taxes                                                        840              6,504
      Minority interest and other                                                 (791)               414
                                                                          -------------      -------------
                                                                                19,848             44,457
   Changes in current assets and liabilities:
      Accounts receivable                                                       12,956             (4,020)
      Prepaid expenses and refundable income taxes                               4,829             (1,577)
      Accounts payable and accrued expenses                                      4,159              9,720
                                                                          -------------      -------------
   Net cash provided by operating activities                                    41,792             48,580
                                                                          -------------      -------------

   Cash flows from investing activities:
      Proceeds from sale of oil and gas properties                                   -                201
      Capital expenditures                                                     (26,564)           (36,013)
      Acquisition of oil and gas properties                                    (12,726)            (1,213)
      Proceeds from distribution and sale of KMOC stock                          3,114              7,009
      Other                                                                        274                (19)
                                                                          -------------      -------------
   Net cash used in investing activities                                       (35,902)           (30,035)
                                                                          -------------      -------------

   Cash flows from financing activities:
      Proceeds from credit facility                                             16,000             13,550
      Repayment of credit facility                                             (60,000)           (35,550)
      Proceeds from issuance of convertible notes                               96,854                  -
      Proceeds from sale of common stock                                           331              1,405
      Repurchase of common stock                                                     -             (1,787)
                                                                          -------------      -------------
   Net cash provided by (used in) financing activities                          53,185            (22,382)
                                                                          -------------      -------------

   Net change in cash and cash equivalents                                      59,075             (3,837)
   Cash and cash equivalents at beginning of period                              4,116              6,619
                                                                          -------------      -------------

   Cash and cash equivalents at end of period                                 $ 63,191            $ 2,782
                                                                          =============      =============

              ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   (Continued)

Supplemental schedule of additional cash flow information and noncash investing and financing activities:

                                                                 For the Three Months Ended
                                                                         March 31,
                                                              --------------------------------
                                                                  2002               2001
                                                              -------------      -------------
                                                                      (In thousands)

      Cash paid for interest                                         $ 322              $ 225

      Cash paid (received) for income taxes                         (8,883)             3,523

      Cash paid for exploration expenses                             6,916              8,479

      In January 2002 the Company issued 7,200 shares of common stock to its directors and recorded compensation expense of $129,683

      In January 2001 the Company issued 8,400 shares of common stock to its directors and recorded compensation expense of $237,852

              ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                   (unaudited)
                      (In thousands, except share amounts)

                                                                                                          Accumulated
                                                  Common Stock     Additional             Treasury Stock      Other       Total
                                                -----------------   Paid-in    Retained  --------------- Comprehensive Stockholders'
                                                Shares    Amount    Capital    Earnings  Shares    Amount    Income      Equity
                                              ---------- -------- ----------   --------  -------  ------- ------------ ------------

Balances, December 31, 2000                    28,553,826   $ 286  $ 132,973  $ 120,075 (395,600) $(3,339)       $ 141    $ 250,136

Comprehensive income:
    Net Income                                      -         -         -        40,459      -        -            -         40,459
    Unrealized net loss on marketable equity
       securities available for sale               -          -         -           -        -        -           (132)        (132)
    Adoption of SFAS No. 133                                                                                   (28,587)     (28,587)
    Change in derivative instrument fair value     -          -         -           -        -        -         35,494       35,494
Total comprehensive income                                                                                                   47,234
Cash dividends, $ 0.10 per share                   -          -         -        (2,795)     -        -            -         (2,795)
Treasury stock purchases                           -          -         -           -   (614,300) (12,871)         -        (12,871)
Issuance for Employee Stock Purchase Plan          29,772     -          575        -        -        -            -            575
Sale of common stock, including income
       tax  benefit of stock option exercises     187,810        2     3,598        -        -        -            -          3,600
Directors' stock compensation                       8,400     -          238        -        -        -            -            238
                                               ---------- --------  --------  --------  ---------   -------     ------     --------

Balances, December 31, 2001                    28,779,808     $288  $137,384  $157,739 (1,009,900) $(16,210)    $6,916     $286,117

Comprehensive income:
    Net Income                                     -          -         -        2,318       -        -            -          2,318
    Unrealized net loss on marketable equity
       securities available for sale               -          -         -           -        -        -           (148)        (148)
    Change in derivative instrument fair value     -          -         -           -        -        -            174         174
Total comprehensive income                                                                                                    2,344
Sale of common stock, including income
       tax  benefit of stock option exercises      31,043     -          415        -        -        -            -            415
Directors' stock compensation                       7,200     -          130        -        -        -            -            130
                                               ---------- --------  --------   -------  ---------   -------     ------     --------

Balances, March 31, 2002                       28,818,051     $288  $137,929  $160,057 (1,009,900) $(16,210)    $6,942     $289,006
                                               ========== ========  ========   =======  =========   =======     ======     ========

              ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                         ------------------------------

                                 March 31, 2002

Note 1 - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of
St. Mary Land & Exploration Company and Subsidiaries ("St. Mary" or the
"Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in St. Mary's Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period presented are not necessarily indicative of the results that may be expected for the full year.

     The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements in the Form 10-K for the year ended December 31, 2001. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Form 10-K.

     Certain amounts in the 2001 unaudited condensed consolidated financial statements have been reclassified to correspond to the 2002 presentation.

Note 2 - Income Taxes

     Federal income tax expense for the three months ended March 31, 2002 and
2001 differ from the amounts that would be provided by applying the statutory
U.S. Federal income tax rate to income before income taxes primarily due to
Section 29 credits, percentage depletion, interest expense on convertible debt with contingent interest provisions, and the effect of state income taxes. At
March 31, 2002 the Company's current portion of income tax expense was $197,000.

Note 3 - Long-term Debt

     In March 2002 the Company issued in a private placement a total of
$100,000,000 of 5.75% senior convertible notes due 2022 (the "Notes") with a
1/2% contingent interest provision (see Note 4). The Company received net proceeds of $96,900,000 after deducting the initial purchasers' discount and estimated offering expenses payable by the Company. The Notes are general unsecured obligations and rank on a parity in right of payment with all existing and future senior indebtedness and other general unsecured obligations. They are senior in right of payment with all future subordinated indebtedness. The Notes are convertible into the Company's common stock at a conversion price of $26.00 per share, subject to adjustment. The Company can redeem the Notes with cash in whole or in part at a repurchase price of 100% of the principal amount plus accrued and unpaid interest (including contingent interest) beginning on March
20, 2007. The note holders have the option of requiring the Company to repurchase the Notes for cash at 100% of the principal amount plus accrued and unpaid interest (including contingent interest) upon (1) a change in control or
(2) on March 20, 2007, March 15, 2012 and March 15, 2017. If the note holders request repurchase on March 20, 2007, the Company may pay the repurchase price with cash, shares of its common stock or any combination of cash and its common stock. St. Mary is not restricted from paying dividends, incurring debt, or issuing or repurchasing its securities under the indenture. There are no financial covenants in the indenture. The Company used a portion of the net proceeds from the Notes to repay its credit facility balance and will use the remaining net proceeds to fund a portion of its 2002 capital budget. On March
25, 2002 the Company entered into a five-year fixed-rate to floating-rate swap on $50 million of Notes. The floating rate for each applicable six-month period will be determined as LIBOR plus 0.38%. For the initial six-month calculation period this rate was 2.69%.

     The stated total borrowing base under the Company's current long-term revolving credit agreement was decreased to $160,000,000 in April 2002.Pursuant to a March 4, 2002 amendment, during the revolving period of the loan, loan balances will accrue interest at the Company's option of either (1) the higher of the federal funds rate plus 1/2% or the prime rate, plus an additional 1/4%
when the Company's debt to capitalization ratio is greater than 50%, or (2) the
LIBOR rate plus (a) 1% when the Company's debt to total capitalization ratio is less than 30%, (b) 1 1/4% when the Company's debt to capitalization ratio is greater than or equal to 30% but less than 40%, (c) 1 3/8% when the Company's debt to capitalization ratio is greater than or equal to 40% but less than 50%, or (d) 1 5/8% when the Company's debt to capitalization ratio is greater than
50%. At March 31, 2002 the Company's debt to capitalization ratio as defined under the credit agreement was 29.3%.

     The Company had $20,000,000 in outstanding borrowings under its revolving credit agreement and $100,000,000 in outstanding borrowings under the Notes as of March 31, 2002. The weighted average interest rate paid for the first quarter of 2002 was 3.4% including commitment fees paid on the unused portion of the borrowing base.

Note 4 - Financial Instruments

     The Company seeks to protect its rate of return on acquisitions of producing properties by hedging cash flow when the economic criteria from its evaluation and pricing model indicate it would be appropriate. Management's strategy is to hedge cash flows from investments requiring a gas price in excess of $3.25 per Mcf and an oil price in excess of $22.50 per Bbl in order to meet minimum rate-of-return criteria. The Company anticipates this strategy will result in the hedging of future cash flow from acquisitions. St. Mary generally limits its aggregate hedge position to no more than 35% of its total production but will hedge up to 50% of total production in certain circumstances. The
Company seeks to minimize basis risk and indexes the majority of oil hedges to
NYMEX prices and the majority of gas hedges to various regional index prices associated with pipelines in proximity to its area of gas production.

     On February 4, 2002 St. Mary entered into an agreement to monetize its unrealized hedge gain receivable due from Enron for $1.1 million. This amount was included in other comprehensive income at December 31, 2001, is recorded in oil hedge gain in the current quarter and is reported in oil and gas production revenues for this quarter in the consolidated statements of operations. Future amortization of amounts in other comprehensive income related to commodity positions with Enron will be recorded in oil hedge gain in future months.
Unrealized derivative loss on the consolidated statements of operations includes
$187,000 of net loss from oil and gas hedge ineffectiveness.

     The Notes contain a provision for payment of contingent interest if certain conditions are met. Under Statement of Financial Accounting Standards ("SFAS")
No. 133 this provision is considered an embedded equity-related derivative that is not clearly and closely related to the fair value of an equity interest and therefore must be separated from the Notes and accounted for as a derivative instrument. The value of the derivative at issuance was $474,000. This amount was recorded as an adjustment to the Notes on the consolidated balance sheets.
Of this amount, $3,000 has been amortized through interest expense. Unrealized derivative loss on the consolidated statements of operations includes $121,000 of net loss from mark-to-market adjustments for this derivative

     The fixed-rate to floating-rate interest rate swap on $50 million of Notes did not qualify for fair value hedge treatment under SFAS No. 133. Unrealized derivative loss on the consolidated statements of operations includes $44,000 of net loss from mark-to-market adjustments for this derivative instrument.

     The Company anticipates that all oil and gas hedge transactions will occur as expected. Based on current prices we anticipate that $6,285,000 of the after tax gain amount included in accumulated and other comprehensive income will be included in earnings during the next 12 months.

Note 5 - Recently Issued Accounting Standards

     On January 1, 2002 the Company adopted SFAS No. 142, "Goodwill and Other
Intangible Assets." There was no impact on the Company's financial position or results of operations as a result of the adoption of this statement.

     On January 1, 2002 the Company adopted SFAS No. 144, "Accounting for the
Impairment or Disposal of Long-Lived Assets." There was no impact on the
Company's financial position or results of operations as a result of the adoption of this statement.

     In July 2001 the Financial Accounting Standards Board ("FASB") issued SFAS
No. 143, "Accounting for Asset Retirement Obligations." This statement requires companies to recognize the fair value of an asset retirement liability in the financial statements by capitalizing that cost as part of the cost of the related long-lived asset. The asset retirement liability should then be allocated to expense by using a systematic and rational method. The statement is effective January 1, 2003. The Company has not yet determined the impact of adoption of this statement.

     In April 2002 the FASB issued SFAS No. 145, "Rescission of FASB Statements
No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical
Corrections." FASB No. 4 required all gains or losses from extinguishment of debt to be classified as extraordinary items net of income taxes. SFAS No. 145 requires that gains and losses from extinguishment of debt be evaluated under the provisions of Accounting Principles Board Opinion No. 30, and be classified as ordinary items unless they are unusual or infrequent or meet the specific criteria for treatment as an extraordinary item. This statement is effective
January 1, 2003. The Company does not anticipate that the adoption of this statement will have a material effect on its financial position or results of operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS

Cautionary Note About Forward - Looking Statements

     This Quarterly Report on Form 10-Q includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of
1934. All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events or developments that St. Mary management expects, believes or anticipates will or may occur in the future are forward-looking statements. The words "will," "believe," "anticipate," "intend,"
"estimate," "expect," "project," and similar expression are intended to identify forward - looking statements, although not all forward - looking statements contain such identifying words. Examples of forward-looking statements may include discussion of such matters as:

   o    the amount and nature of future capital, development and exploration expenditures,
   o    the drilling of wells,
   o    reserve estimates and the estimates of both future net revenues and the present value of future net revenues that are included in their calculation,
   o    future oil and gas production estimates,
   o    repayment of debt,
   o    business strategies,
   o    expansion and growth of operations,
   o    recent legal developments, and
   o    other similar matters.

     These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including such factors as the volatility and level of oil and natural gas prices, production rates and reserve replacement, reserve estimates, drilling and, operating service availability, uncertainties in cash flow, the financial strength of hedge contract counterparties, the availability of attractive exploration, development and property acquisition opportunities, financing requirements, expected acquisition benefits, competition, litigation, environmental matters and developments, the potential impact of government regulations, and other matters such as those discussed in the "Risk Factors" section of our 2001 Annual Report on Form 10-K, many of which are beyond our control. Readers are cautioned that forward-looking statements are not guarantees of future performance and that actual results or developments may differ materially from those expressed or implied in the forward-looking statements. Although we may from time to time voluntarily update our prior forward - looking statements, we disclaim any commitment to do so except as required by securities laws.

Overview

     In the quarter ended March 31, 2002 the focus was on oil and gas prices, especially with respect to comparisons with activity in 2001. We anticipated that prices would decrease compared to last year and they did. Toward the end of the quarter prices began to rebound as a result of the conflict in the Middle
East and declining natural gas supplies. Last year we saw increases in drilling and completion costs and an overheated acquisition market which made reserve additions costly. In addition, we saw inflation of operating costs. We have recently experienced decreases in rig service rates, but caution that higher oil and gas prices could cause those rate decreases to reverse. We completed a $100 million senior convertible note private placement during the quarter that has helped to provide us with the strongest balance sheet in our history.

Critical Accounting Policies and Estimates

     We refer you to the corresponding section of our Annual Report on Form 10-K for the year ended December 31, 2001.

Results of Operations

     The following table sets forth selected operating data for the periods indicated:

                                             Three Months Ended March 31,
                                             ----------------------------
                                               2002                 2001
                                              -----                 ----
                                         (In thousands, except per volume data)
Oil and gas production revenues:
    Gas production                           $    24,621       $     52,380
    Oil production                                16,472             15,535
                                             -----------       ------------
        Total                                $    41,093       $     67,915
                                             ===========       ============

Net production:
   Gas (MMcf)                                      9,555              9,609
   Oil (MBbls)                                       705                608

   MMCFE                                          13,785             13,257

Average sales price (1):
   Gas (per Mcf)                              $     2.58        $      5.45
   Oil (per Bbl)                              $    23.37        $     25.54

Oil and gas production costs:
   Lease operating expense                    $   10,449        $     7,538
   Transportation costs                              816                597
   Production taxes                                2,765              3,922
                                             -----------       ------------
      Total                                   $   14,030        $    12,057
                                             ===========       ============

Additional per MCFE data:
   Sales price                                $     2.98        $      5.12
   Lease operating expense                          0.76               0.56
   Transportation costs                             0.06               0.05
   Production taxes                                 0.20               0.30
                                             -----------       ------------
      Operating margin                        $     1.96        $      4.21
                                             ===========       ============

   Depletion, depreciation and amortization   $     0.95        $      0.85
   Impairment of proved properties            $     0.00        $      0.01
   General and administrative                 $     0.23        $      0.30
      ------------------------

      (1) Includes the effects of the St. Mary's hedging activities.

     Oil and Gas Production Revenues. Our quarterly oil and gas production revenues decreased $26.8 million or 39% to $41.1 million for the three months ended March 31, 2002 compared with $67.9 million for the same period in 2001.
The decrease was the result of decreases in the average price received for both oil and gas in the first quarter of 2002 compared to 2001. The average realized gas price decreased 53% to $2.58 per Mcf, while the average realized oil price decreased 8% to $23.37 per Bbl. Current projections of pricing for the remainder of 2002 lead us to believe that the difference between average realized prices for oil and gas between comparable periods of 2002 and 2001 will decrease. Gas production decreased 1% but oil production increased 16% and helped average net daily production increase to 153.2 MMCFE for 2002 compared with 147.3 MMCFE in
2001. Our acquisition of properties from Choctaw in November 2001 added $3.0 million of revenue and average net daily production of 12.3 MMCFE to the first quarter of 2002 that offset declines in average net daily production from older properties. Other acquisitions and wells completed during 2002 added average net daily production of 5.8 MMCFE.

     We hedged approximately 40% or 282 MBbls of our oil production for the three months ended March 31, 2002, and realized a $1.4 million increase in oil revenue attributable to hedging compared with a $1.1 million decrease in 2001.
Without these contracts our average price would have been $21.33 per Bbl in the first quarter of 2002 compared to $27.34 per Bbl in 2001. We also hedged 42% of our 2002 first quarter gas production or 4.4 million MMBtu and realized a $2.4 million increase in gas revenue compared with a $15.3 million decrease in gas revenue in 2001. Without these contracts our average price would have been $2.66 per Mcf for the three months ended March 31, 2002, compared to $7.04 per Mcf for the same period in 2001. Current projections of pricing for oil and gas appear to indicate that we could be recording decreases in oil and gas revenues for the remainder of 2002 from hedging contracts we have in place at March 31, 2002.

     Oil and Gas Production Costs. Oil and gas production costs consist of lease operating expense, production taxes and transportation expenses. Total production costs increased $2.0 million or 16% to $14.0 million for the three months ended March 31, 2002, from $12.1 million in 2001. Since the first quarter of 2001 we have experienced higher recurring LOE costs as a result of increased competition for limited availability of services and general cost inflation. Our acquisition of properties from Choctaw added $1.7 million of production costs in
2002 that were not reflected in 2001. Total oil and gas production costs per
MCFE increased 12% to $1.02 for the first quarter of 2002 compared with $0.91 for the first quarter of 2001. A $0.13 per MCFE increase this quarter over the first quarter of 2001 was due to the Williston Basin, a higher cost oil producing region for us with average LOE per MCFE of $1.28. The Williston Basin represents 26% of total production in 2002 compared to 18% in 2001. This growth is primarily a result of our acquisition of properties from Choctaw in late
2001. Net LOE and transportation expense increases in other core areas were offset by a company wide $0.10 per MCFE decrease in production taxes from lower of decreased revenue caused by price decreases. We continue to concentrate on these costs in an effort to decrease the per MCFE amounts using a cost-benefit approach that will still justify additional expenditures when appropriate.

     Depreciation, Depletion, Amortization and Impairment. Depreciation,
depletion and amortization expense ("DD&A") increased $1.8 million or 16% to
$13.1 million for the three months ended March 31, 2002, from $11.3 million in
2001. DD&A expense per MCFE increased by 11% to $0.95 for the first quarter of 2002 compared with $0.85 in 2001. This increase reflects acquisitions and drilling results in 2001 and early 2002 that added costs at a higher per unit rate.

     Exploration. Exploration expense decreased $1.4 million or 17% to $6.9 million for the three months ended March 31, 2002, compared with $8.4 million in
2001. Percentages of total exploration expense are as follows:

                                                    2002          2001
                                                    ----          ----
    o   Geological and geophysical expenses         11%           21%
    o   Exploratory dry holes                       60%           56%
    o   Overhead and other expenses                 29%           23%

     Oil and gas exploration is imprecise, and success can be affected by numerous factors. Not every likely geological structure contains oil or natural gas. Even when oil or natural gas is discovered there are no guarantees that sufficient quantities can be produced to justify the completion of an exploratory well. We have budgeted for additional geological and geophysical expenses and expect to incur additional overhead and other expenses in the pursuit of exploration, but we generally explore with an expectation of success.

     General and Administrative. General and administrative expenses decreased
$880,000 or 22% to $3.1 million for the three months ended March 31, 2002, compared with $4.0 million in 2001. Decreases in compensation expense associated with our incentive plans were partially offset by increases in compensation expense associated with increased personnel. The remaining decrease of $464,000 resulted from an increase in COPAS overhead reimbursement from operations.

     Interest Expense. Interest expense increased to $452,000 for the quarter ended March 31, 2002. This amount reflects accrued interest on our senior convertible notes and will increase significantly on a comparative basis with last year as we accrue and pay the interest due on the notes in 2002. The amount we accrue and pay will be affected by the fixed-rate to floating-rate interest rate swap we entered into in March 2002.

     Income Taxes. Income tax expense totaled $1.1 million for the three months ended March 31, 2002, and $11.5 million in 2001, resulting in effective tax rates of 32.6% and 36.0% respectively. The decrease between years is the effect of Section 29 credits, percentage depletion, interest expense on convertible debt with contingent interest provisions and state income taxes on lower net income before tax for the period ended March 31, 2002.

     Net Income. Net income for the three months ended March 31, 2002 decreased
$18.1 million or 89% to $2.3 million compared with $20.4 million in 2001. A 53%
decrease in gas prices and a 8% decrease in oil prices combined with a 16%
increase in oil production and a 1% decrease in gas production resulted in a
$26.8 million decrease in oil and gas production revenue. This decrease was offset by a corresponding $10.4 million decrease in income tax expense.
Increases in oil and gas production costs and DD&A were offset by decreases in exploration expense and general and administrative expenses and explain the remaining decrease in net income.

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

     We use cash for the acquisition, exploration and development of oil and gas properties and for the payment of debt obligations, trade payables and stockholder dividends. Exploration and development programs are generally financed from internally generated cash flow, debt financing and cash and cash equivalents on hand. In the event of an unexpected decrease in oil and gas prices, cash uses such as the acquisition of oil and gas properties and the payment of stockholder dividends are discretionary and can be reduced or eliminated. At any given point in time, we may be obligated to pay for commitments to explore for or develop oil and gas properties or incur trade payables. However, future obligations can be reduced or eliminated when necessary. We are currently only required to make interest payments on our debt obligations. An unexpected increase in oil and gas prices provides flexibility to modify our uses of cash flow.

     We continually review our capital expenditure budget to reflect changes in current and projected cash flow, acquisition opportunities, debt requirements and other factors.

     Cash Flow. Net cash provided by operating activities decreased $6.8 million or 14% to $41.8 million for the three months ended March 31, 2002 compared with
$48.6 million in 2001. The decrease between years reflects the effect of the decrease in oil and gas production revenues that were offset by a change between years of $17.0 million from collection of receivables.

     Net cash used in investing activities increased $5.9 million or 20% to
$35.9 million for the three months ended March 31, 2002, compared with $30.0 million in 2001. This increase results from additional capital expenditures and acquisition costs and a decrease in receipts of $3.9 million from sales of KMOC stock. Total capital expenditures, including acquisitions of oil and gas properties, in the first three months of 2002 increased $2.1 million or 6% to
$39.3 million compared with $37.2 million in the first three months of 2001.

     Net cash provided by financing activities increased $75.6 million to $53.2 million for the three months ended March 31, 2002, compared with net cash used in financing activities of $22.4 million in 2001. This increase reflects our private placement of $100 million of 5.75% senior convertible notes due 2022. A portion of the net proceeds of $96.9 million was used to repay a portion of the balance due on the credit facility.

     St. Mary had $63.2 million in cash and cash equivalents and had working capital of $76.6 million as of March 31, 2002, compared with $4.1 million in cash and cash equivalents and working capital of $34.0 million at December 31,
2001. The increase in cash and cash equivalents reflects our issuance of $100 million of senior convertible notes during the first quarter of 2002

     Senior Convertible Notes. In March 2002 we issued in a private placement a total of $100.0 million of 5.75% senior convertible notes due 2022 with a 1/2%
contingent interest provision. We received net proceeds of $96.9 million after deducting the initial purchasers' discount and estimated offering expenses payable by us. The notes are general unsecured obligations and rank on a parity in right of payment with all our existing and future senior indebtedness and other general unsecured obligations, and are senior in right of payment with all our future subordinated indebtedness. The notes are convertible into our common stock at a conversion price of $26.00 per share, subject to adjustment. We can redeem the notes with cash in whole or in part at a repurchase price of 100% of the principal amount plus accrued and unpaid interest including contingent interest beginning on March 20, 2007. The note holders have the option of requiring us to repurchase the notes for cash at 100% of the principal amount plus accrued and unpaid interest including contingent interest upon (1) a change in control of St. Mary or (2) on March 20, 2007, March 15, 2012 and March 15,
2017. If the note holders request repurchase on March 20, 2007, we may pay the repurchase price with cash, shares of our common stock or any combination of cash and our common stock. We are not restricted from paying dividends, incurring debt, or issuing or repurchasing our securities under the indenture for the notes. There are no financial covenants in the indenture. We used a portion of the net proceeds from the notes to repay our credit facility balance and will use the remaining net proceeds to fund a portion of our 2002 capital budget. On March 25, 2002 we entered into a five-year fixed-rate to floating-rate swap on $50 million of the notes. The floating rate for each applicable six-month period will be determined as LIBOR plus 0.38%. For the initial calculation period this rate was 2.69%.

     Credit Facility. The maximum loan amount under our long-term revolving credit facility is $200.0 million. The amount actually available depends upon a borrowing base that the lenders periodically redetermine based on the value of our oil and gas properties and other assets. On April 10, 2002 the stated total possible borrowing base was reduced by $10.0 million to $160.0 million and the accepted borrowing base was reduced by $60.0 million to $40.0 million. The facility has a maturity date of December 31, 2006, and includes a revolving period that matures on June 30, 2003 at which time all outstanding borrowings convert to a term loan payable in quarterly installments through the facility maturity date. We must comply with certain covenants including maintenance of stockholders' equity at a specified level, restrictions on additional indebtedness, sales of oil and gas properties, activities outside our ordinary course of business and certain merger transactions. Borrowings under the facility are secured by a pledge of collateral in favor of the banks and guarantees by subsidiaries. Such collateral consists primarily of security interests in the oil and gas properties of St. Mary and its subsidiaries.

     As of March 31, 2002 and December 31, 2001, $20.0 million and $64.0 million, respectively, was outstanding under this credit agreement. Pursuant to a March 4, 2002 amendment, during the revolving period of the loan, loan balances will accrue interest at our option of either (1) the higher of the federal funds rate plus 1/2% or the prime rate, plus an additional 1/4% when our debt to capitalization ratio is greater than 50%, or (2) the LIBOR rate plus (a)
1% when our debt to total capitalization ratio is less than 30%, (b) 1 1/4% when our debt to capitalization ratio is greater than or equal to 30% but less than
40%, (c) 1 3/8% when our debt to capitalization ratio is greater than or equal to 40% but less than 50%, or (d) 1 5/8% when our debt to capitalization ratio is greater than 50%. At March 31, 2002 our debt to capitalization ratio as defined under the credit agreement was 29.3%.

     Common Stock. In August 1998 St. Mary's Board of Directors authorized a stock repurchase program whereby we may purchase from time-to-time, in open market transactions or negotiated sales, up to two million of our common shares.
Through March 31, 2002 we have repurchased a total of 1,009,900 shares of St.
Mary's common stock under the program for $16.2 million at a weighted average price of $15.86 per share, net of put option sale premiums received. We anticipate that additional purchases of shares may occur as market conditions warrant. Any future purchases will be funded with internal cash flow and borrowings under our credit facility.

     Capital and Exploration Expenditures Incurred. Expenditures for exploration and development of oil and gas properties and acquisitions are the primary use of our capital resources. The following table sets forth certain information regarding the costs incurred by us in our oil and gas activities during the periods indicated.
                                      Capital and Exploration Expenditures
                                      ------------------------------------
                                          Three Months Ended March 31,
                                          ----------------------------
                                              2002          2001
                                              ----          ----
                                                (In thousands)

          Development                     $ 16,348      $ 24,730
          Exploration                        4,872        10,470
          Acquisitions:
            Proved                          10,023           445
            Unproved                         4,277         6,810
                                          --------      --------

          Total                           $ 35,520      $ 42,455
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

     St. Mary's total costs incurred in the first quarter of 2002 decreased $6.9 million or 16% compared to the first quarter of 2001. We spent $25.5 million in the first quarter of 2002 for unproved property acquisitions and domestic exploration and development compared to $42.0 million for the comparable quarter in 2001. This decrease was a result of planned decreases in drilling activity and a $2.5 million decrease in unproved leasehold acquisition activity. We successfully obtained permits to begin producing our two coalbed methane pilot programs located on fee acreage in the Hanging Woman Basin. A total of 17 wells are being equipped for production and dewatering will begin in May. In April we were successful in obtaining an additional 10,000 acres of leases bringing our total to 125,000 acres in the Hanging Woman Basin. We are subject to an environmental public interest group lawsuit on 47,500 of these acres. See "Legal
Proceedings" for a discussion of this lawsuit.

     On April 26, 2002, the Interior Board of Land Appeals of the U.S.
Department of the Interior issued an order that reversed a decision by the U.S.
Bureau of Land Management dismissing a protest by the Wyoming Outdoor Council and Powder River Basin Resource Council of the offer for sale in February 2000 of three oil and gas leases in the Powder River Basin in Wyoming. The Board held that the BLM determination to allow the offer for sale of the three particular leases did not comply with environmental laws since the environmental analysis used by the BLM in making that determination did not contain a discussion of the unique potential impacts associated with coalbed methane extraction and development or consider reasonable alternatives relevant to a pre-leasing environmental analysis. The order addressed only three particular leases covering approximately 2,600 acres that are not included in our Hanging Woman
Basin project. However, we cannot assure you that other leases, including issued leases that we hold in the Hanging Woman Basin, will not be challenged on a similar basis.

     In November 2001 we purchased oil and gas properties from Choctaw II Oil
& Gas, Ltd. for $40.5 million in cash. We used a portion of our credit facility for this acquisition. The properties are primarily located in the
Williston Basin of Montana and North Dakota and in the Green River Basin of
Wyoming.

     Capital Expenditure Budget. We anticipate spending approximately $164 million for capital and exploration expenditures in 2002 with $60 million for acquisitions. Budgeted ongoing exploration and development expenditures in 2002 for each of our core areas is as follows (in millions):

    o   Mid-Continent region                            $  33.0
    o   Gulf Coast and Gulf of Mexico region            $  18.0
    o   ArkLaTex region                                 $  14.0
    o   Williston Basin                                 $  22.0
    o   Permian Basin                                   $   9.0
    o   Other                                           $   8.0
                                                        -------
    Total                                               $ 104.0
                                                        =======

     We believe the amount not funded from our internally generated cash flow in
2002 can be funded from our existing cash and our credit facility. The amount and allocation of future capital and exploration expenditures will depend upon a number of factors including the number and size of available acquisition opportunities and our ability to assimilate these acquisitions. Also, the impact of oil and gas prices on investment opportunities, the availability of capital and borrowing capability and the success of our development and exploratory activity could lead to funding requirements for further development. If additional development or attractive acquisition opportunities arise, we may consider other forms of financing, including the public offering or private placement of equity or debt securities.

     Derivatives. We seek to protect our rate of return on acquisitions of producing properties by hedging cash flow when the economic criteria from our evaluation and pricing model indicate it would be appropriate. Management's strategy is to hedge cash flows from investments requiring a gas price in excess of $3.25 per Mcf and an oil price in excess of $22.50 per Bbl in order to meet minimum rate-of-return criteria. Management reviews these hedging parameters on a quarterly basis. We anticipate this strategy will result in the hedging of future cash flow from acquisitions. We generally limit our aggregate hedge position to no more than 35% of total production but will hedge up to 50% of total production in certain circumstances. We seek to minimize basis risk and index the majority of oil hedges to NYMEX prices and the majority of gas hedges to various regional index prices associated with pipelines in proximity to our areas of gas production. Including hedges entered into since March 31, 2002 we have the following swaps in place:

Swaps:
------
                              Average          Quantity        Average
        Product            Volumes/month         Type        Fixed price       Duration
        -------            -------------       --------      -----------       --------
      Natural Gas            1,573,000           MMBtu          $2.85        04/02 - 12/02
      Natural Gas              268,000           MMBtu          $2.96        01/03 - 12/03
      Natural Gas               59,000           MMBtu          $3.04        01/04 - 12/04

          Oil                   86,600            Bbls         $24.77        04/02 - 12/02
          Oil                   49,800            Bbls         $22.68        01/03 - 12/03

     On February 4, 2002 we entered into an agreement to monetize our unrealized hedge gain receivable due from Enron for $1.1 million. This amount was included in other comprehensive income at December 31, 2001, is recorded in oil hedge gain in the current quarter and is reported in oil and gas production revenues for this quarter on our consolidated statements of operations. Amortization of amounts in other comprehensive income related to our commodity positions with
Enron will be recorded in oil hedge gain in future months. Unrealized derivative loss on the consolidated statements of operations includes $187,000 of net loss from oil and gas hedge ineffectiveness.

     Our senior convertible notes contain a provision for payment of contingent interest if certain conditions are met. Under Statement of Financial Accounting
Standards No. 133 this provision is considered an embedded equity-related derivative that is not clearly and closely related to the fair value of an equity interest and therefore must be separated and accounted for as a derivative instrument. The value of the derivative at issuance was $474,000.
This amount was recorded as an adjustment to the convertible notes payable on the consolidated balance sheets. Of this amount, $3,000 has been amortized through interest expense. Unrealized derivative loss on the consolidated statements of operations includes $121,000 of net loss from mark-to-market adjustments for this derivative.

     Our fixed-rate to floating-rate interest rate swap on $50 million of senior convertible notes did not qualify for fair value hedge treatment under
SFAS No. 133. Unrealized derivative loss on the consolidated statements of operations includes $44,000 of net loss from mark-to-market adjustments for this derivative.

     We anticipate that all hedge transactions will occur as expected.

Accounting Matters

     In June 2001 the FASB issued SFAS No. 143, "Accounting for Asset Retirement
Obligations." This statement requires companies to recognize the fair value of an asset retirement liability in the financial statements by capitalizing that cost as part of the cost of the related long-lived asset. The asset retirement liability should then be allocated to expense by using a systematic and rational method. The statement is effective January 1, 2003. We have not determined the impact of adoption of this statement.

     In April 2002 the FASB issued SFAS No. 145, "Rescission of FASB Statements
No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical
Corrections." FASB No. 4 required all gains or losses from extinguishment of debt to be classified as extraordinary items net of income taxes. SFAS No. 145 requires that gains and losses from extinguishment of debt be evaluated under the provisions of Accounting Principles Board Opinion No. 30, and be classified as ordinary items unless they are unusual or infrequent or meet the specific criteria for treatment as an extraordinary item. This statement is effective for fiscal years beginning after May 15, 2002. We do not anticipate that the adoption of this statement will have a material effect on our financial position or results of operations.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

     We hold derivative contracts and financial instruments that have cash flow and net income exposure to changes in commodity prices or interest rates.
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

     Commodity Price Risk. We use various hedging arrangements to manage our exposure to price risk from natural gas and crude oil production. These hedging arrangements have the effect of locking in for specified periods, at predetermined prices or ranges of prices, the prices we will receive for the volumes to which the hedge relates. Consequently, while these hedging arrangements are structured to reduce our exposure to decreases in prices associated with the hedged commodity, they also limit the benefit we might otherwise receive from any price increases associated with the hedged commodity.
The derivative gain or loss effectively offsets the loss or gain on the underlying commodity exposures that have been hedged. The fair value of the swaps are estimated based on quoted market prices of comparable contracts and approximate the net gains or losses that would have been realized if the contracts had been closed out at quarter-end. The fair value of the futures are based on quoted market prices obtained from the New York Mercantile Exchange and have been adjusted for our hedging of the basis differential accorded to the pipelines relative to our areas at production.

     A hypothetical $0.10 per MMBtu change in our quarter-end market prices for natural gas swaps and futures contracts on a notional amount of 18.1 million
MMBtu would cause a potential $1.6 million change in net income before income taxes for contracts in place on March 31, 2002. A hypothetical $1.00 per Bbl change in our quarter-end market prices for crude oil swaps and future contracts on a notional amount of 1.4 million Bbls would cause a potential $1.3 million change in net income before income taxes for oil contracts in place on March 31,
2002. These hypothetical changes were discounted to present value using a 7.5%
discount rate since the latest expected maturity date of certain swaps and futures contracts is greater than one year from the reporting date.

     Interest Rate Risk. Market risk is estimated as the potential change in fair value resulting from an immediate hypothetical one-percentage point parallel shift in the yield curve. A sensitivity analysis presents the hypothetical change in fair value of those financial instruments held by St.
Mary at March 31, 2002, which are sensitive to changes in interest rates. For fixed-rate debt, interest rate changes affect the fair market value but do not impact results of operations or cash flows. Conversely for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future results of operations and cash flows, assuming other factors are held constant. The carrying amount of our floating rate debt approximates its fair value. At March 31, 2002, we had $70.0 million floating rate debt attributable to our credit facility and the fixed-rate to floating-rate interest rate swap we entered into on March 25, 2002 and $50.0 million of fixed rate debt. Assuming constant debt levels, the impact of a one- percent change in interest rates on results of operations and cash flows for the remainder of the year would be approximately $900,000 before taxes.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On March 27 2002, Nance Petroleum Corporation, a wholly owned subsidiary, was named along with several other leaseholders and interested parties as an additional co-defendant in a lawsuit that was originally filed on June 12, 2001 in the U.S. District Court for the District of Montana by the Northern Plains
Resource Council, Inc., an environmental public interest group, against the U.S.
Bureau of Land Management, the U.S. Secretary of the Interior, the Montana BLM
State Director and Fidelity Exploration & Production Company. The lawsuit, which was previously reported in our 2001 Form 10-K, seeks the cancellation of all federal leases related to coalbed methane development issued by the BLM in
Montana since January 1, 1997, primarily on the grounds of an alleged failure of the BLM to comply with federal environmental laws by analyzing the environmental impacts of coalbed methane development before issuing the challenged leases. The lawsuit potentially affects 47,500 acres subject to federal leases of the
125,000 total acres in our Hanging Woman Basin coalbed methane project. While we believe, based on information presently available to us that the applicable environmental laws have been complied with, there is no assurance of the outcome of the lawsuit and therefore there is no assurance that it will not adversely affect our coalbed methane project. However, even if the federal leases in
Montana become unavailable, we anticipate continuing with the Hanging Woman
Basin project in Wyoming and obtaining additional non-federal leases in Montana.
See "Management's Discussion and Analysis of Financial Condition and Results of
Operations" for a discussion of other recent coalbed methane legal developments.

     On May 1, 2002, GNK Acquisition Corp., a recently acquired wholly owned subsidiary, was served in a lawsuit that was filed earlier in 2002 in the
District Court in Shelby County, Texas, by Samson Lone Star Limited Partnership
against GNK Acquisition Corp. and GNK, Inc., the previous owner of GNK
Acquisition Corp. The lawsuit primarily involves a claim related to certain oil and gas leasehold positions acquired by GNK Acquisition Corp. under a contractual preferential right to purchase that was triggered by an attempt by
Samson to acquire such leasehold positions from the party that sold the positions to GNK Acquisition Corp. Sampson alleges that it should be entitled to acquire a portion of such positions as a result of an agreement it had with GNK,
Inc. An answer by GNK Acquisition Corp. to the underlying petition by Samson is not due until May 27, 2002. Although the lawsuit is in a very preliminary stage and there can be no assurance of the ultimate outcome, we do not believe based on the information presently available that the lawsuit will have a material adverse effect on our financial condition or results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

   (c)   On January 1, 2002 St. Mary issued a total of 7,200 restricted shares of common stock to its directors as compensation recorded in the amount of $129,683 for their services as members of the board of directors.
         These shares were not registered under the Securities Act of 1933 in reliance on Rule 506 of Regulation D promulgated under the Securities
         Act since the directors are accredited investors and certificates representing the shares bear a legend restricting the transfer of those shares.

         In March 2002, we issued $100 million in total principal amount of our
         5.75% senior convertible notes due 2022. We received net proceeds, after deducting the initial purchasers' discount and offering expenses, of $96.7 million. The notes are convertible into shares of our common stock, at any time prior to maturity or their prior redemption or repurchase by us, at a conversion price of $26.00 per share. The notes were issued in a private placement to initial purchasers who are
         "qualified institutional buyers" as defined in Rule 144A under the
         Securities Act, and the issuance of the notes was not registered under the Securities Act in reliance on the exemption from registration provided by Section 4(2) of the Securities Act for transactions by an issuer not involving any public offering since the notes bear a legend restricting the transfer of the notes expect pursuant to an effective registration statement or an exemption from registration. The initial purchasers resold the notes to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits

                  None.

   (b)   Reports on Form 8-K

         St. Mary Land &Exploration Company filed the following current year reports on form 8-K during the quarter ended March 31, 2002:

                  On February 6, 2002, we filed a current year report on Form
         8-K reporting under Item 9 that we had issued a press release announcing our 2002 capital expenditure budget, year end 2001 reserves, the sale of our remaining shares of KMOC stock, and accounting for
         Enron hedges.

                  On February 21, 2002, we filed a current year report on Form
         8-K reporting under Item 9 that we had issued a press release announcing fourth quarter 2001 and year 2001 financial results and conference call dates.

                  On March 5, 2002 we filed a current year report on Form 8-K reporting under Item 5 that we had issued a press release announcing our intent to offer $75 million of senior convertible notes.

                  On March 5, 2002 we also filed a current year report on Form
         8-K reporting under Item 9 information for prospective purchasers of our senior convertible notes that has not been previously publicly reported.

                  On March 8, 2002 we filed a current year report on Form 8-K reporting under Item 5 that we had issued a press release announcing our agreement to sell, in a private placement, $75 million of 5.75%
         senior convertible notes with a 30 day option to purchase an additional
         $25 million of the notes.

                  On March 20, 2002 we filed a current year report on Form 8-K reporting under Item 5 that we had issued a press release announcing the completion of private placement of $100 million of 5.75% senior convertible notes.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                         ST. MARY LAND & EXPLORATION COMPANY

May 13, 2002                             By  /s/ MARK A. HELLERSTEIN
                                         -----------------------------------
                                         Mark A. Hellerstein
                                         President and Chief Executive Officer

May 13, 2002                             By  /s/ RICHARD C. NORRIS
                                         -----------------------------------
                                         Richard C. Norris
                                         Vice President - Finance, Secretary
                                         and Treasurer

May 13, 2002                             By  /s/ GARRY A. WILKENING
                                         -----------------------------------
                                         Garry A. Wilkening
                                         Vice President - Administration and
                                         Controller

