Form 10-Q
period 2002-06-30
ST MARY LAND & EXPLORATION CO
filed 2002-08-14
CIK 893538

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ------------

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                  ------------

                        Commission File Number: 000-20872

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

As of August 12, 2002, the  registrant  had  27,857,141  shares of common stock,
$.01 par value, outstanding.

                     ST. MARY LAND & EXPLORATION COMPANY
                     ---------------------------------------

                                      INDEX
                                      -----

Part I.   FINANCIAL INFORMATION                                         PAGE
                                                                        ----

          Item 1.   Financial Statements (Unaudited)
                    Consolidated Balance
                    Sheets - June 30, 2002 and
                    December 31, 2001.....................................3

                    Consolidated Statements of
                    Operations - Three and Six Months Ended
                    June 30, 2002 and 2001................................4

                    Consolidated Statements of
                    Cash Flows - Six Months Ended
                    June 30, 2002 and 20010...............................5

                    Consolidated Statements of
                    Stockholders' Equity - June 30, 2002
                    and December 31, 2001.................................7

                    Notes to Consolidated Financial
                    Statements - June 30, 2002............................8

          Item 2.   Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations........................................11

          Item 3.   Quantitative and Qualitative Disclosures
                    About Market Risk....................................21

Part II.  OTHER INFORMATION

          Item 1.   Legal Proceedings....................................22

          Item 2.   Changes in Securities and Use of Proceeds............23

          Item 4.   Submission of Matters to a Vote of
                    Security Holders.....................................23

          Item 6.   Exhibits and Reports on Form 8-K.....................24

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

            ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                      (In thousands, except share amounts)

                                  ASSETS                                          June 30,        December 31,
                                                                                ------------     ------------
                                                                                    2002             2001
                                                                                ------------     ------------

Current assets:
  Cash and cash equivalents                                                       $   47,856       $    4,116
  Short term investments                                                               9,376                -
  Accounts receivable                                                                 35,041           46,484
  Prepaid expenses and other                                                           4,002            2,337
  Accrued derivative asset                                                             4,292            8,194
  Refundable income taxes                                                              1,009           11,090
  Deferred income taxes                                                                   29                -
                                                                                ------------     ------------
     Total current assets                                                            101,605           72,221
                                                                                ------------     ------------

Property and equipment (successful efforts method), at cost:
  Proved oil and gas properties                                                      567,965          523,823
  Less accumulated depletion, depreciation and amortization                         (237,685)        (216,288)
  Unproved oil and gas properties, net of impairment
   allowance of $9,402 in 2002 and $8,908 in 2001                                     45,203           48,143
Other property and equipment, net of accumulated depreciation of $3,499
  in 2002 and $3,120 in 2001                                                           3,544            3,252
                                                                                ------------     ------------
     Total property and equipment                                                    379,027          358,930
                                                                                ------------     ------------

                                                                                ------------     ------------
Other assets                                                                          10,165            5,838
                                                                                ------------     ------------

                                                                                ------------     ------------
Total assets                                                                      $  490,797       $  436,989
                                                                                ============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                                           $   39,914       $   34,858
  Deferred tax liability                                                               1,711            3,363
                                                                                ------------     ------------
     Total current liabilities                                                        41,625           38,221
                                                                                ------------     ------------

Long-term liabilities:
  Long-term credit facility                                                                -           64,000
  Convertible notes, issued at par                                                    99,554                -
  Deferred income taxes                                                               52,458           47,685
  Other noncurrent liabilities                                                           867              255
                                                                                ------------     ------------
     Total long-term liabilities                                                     152,879          111,940
                                                                                ------------     ------------

Commitments and contingencies

                                                                                ------------     ------------
Minority interest                                                                        668              711
                                                                                ------------     ------------

Stockholders' equity:
  Common stock, $0.01 par value: authorized  - 100,000,000 shares: Issued and
   outstanding - 28,867,041 shares in 2002 and 28,779,808 shares in 2001                 289              288
  Additional paid-in capital                                                         138,567          137,384
  Treasury stock - at cost:  1,009,900 shares in 2002 and 2001                       (16,210)         (16,210)
  Retained earnings                                                                  169,255          157,739
  Accumulated other comprehensive income                                               3,724            6,916
                                                                                ------------     ------------
     Total stockholders' equity                                                      295,625          286,117
                                                                                ------------     ------------

                                                                                ------------     ------------
Total Liabilities and Stockholders' Equity                                        $  490,797       $  436,989
                                                                                ============     ============
              The accompanying notes are an integral part of these
                       consolidated financial statements.

            ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (In thousands, except per share amounts)

                                                              For the Three Months Ended        For the Six Months Ended
                                                                       June 30,                         June 30,
                                                            -----------------------------     ----------------------------
                                                                2002             2001             2002              2001
                                                            ------------      -----------     -----------      -----------
Operating revenues:
  Oil and gas production                                      $   46,197        $  55,421       $  87,290        $ 123,336
  Gain on sale of proved properties                                  449               48             413               50
  Marketed gas revenue                                             2,939                -           3,444                -
  Other oil and gas revenue                                          397              203             747              565
  Gain on sale of KMOC stock                                           -                -             836                -
  Other revenues                                                      46              104              71              172
                                                            ------------      -----------     -----------      -----------
     Total operating revenues                                     50,028           55,776          92,801          124,123
                                                            ------------      -----------     -----------      -----------

Operating expenses:
  Oil and gas production                                          11,531           13,436          25,561           25,493
  Depletion, depreciation and amortization                        13,279           12,884          26,333           24,172
  Exploration                                                      4,297            2,149          11,213           10,511
  Impairment of proved properties                                      -               73               -              244
  Abandonment and impairment of unproved properties                  622              608           1,319            1,074
  General and administrative                                       3,015            3,536           6,156            7,557
  Unrealized derivative loss (gain)                               (2,327)               -          (1,975)               -
  Marketed gas system operating expense                            2,662                -           3,086                -
  Minority interest and other                                        243              118             620              379
                                                            ------------      -----------     -----------      -----------
     Total operating expenses                                     33,322           32,804          72,313           69,430
                                                            ------------      -----------     -----------      -----------

Income from operations                                            16,706           22,972          20,488           54,693

Nonoperating income (expense):
  Interest income                                                    170              147             280              335
  Interest expense                                                (1,018)               -          (1,470)             (35)
                                                            ------------      -----------     -----------      -----------

Income before income taxes                                        15,858           23,119          19,298           54,993
Income tax expense                                                 5,269            8,885           6,391           20,366
                                                            ------------      -----------     -----------      -----------

Net income                                                    $   10,589        $  14,234       $  12,907        $  34,627
                                                            ============      ===========     ===========      ===========

Basic net income per common share                             $     0.38        $    0.51       $    0.46        $    1.23
                                                            ============      ===========     ===========      ===========
Diluted net income per common share                           $     0.37        $    0.50       $    0.46        $    1.20
                                                            ============      ===========     ===========      ===========

Basic weighted average common shares outstanding                  27,825           28,135          27,805           28,185
                                                            ============      ===========     ===========      ===========
Diluted weighted average common shares outstanding                28,428           28,717          28,347           28,826
                                                            ============      ===========     ===========      ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

            ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                                  For the Six Months Ended
                                                                                          June 30,
                                                                                -----------------------------
                                                                                    2002              2001
                                                                                ------------     ------------
Reconciliation of net income to net cash provided by operating activities:
     Net income                                                                   $   12,907       $   34,627
     Adjustments to reconcile net income to net
         cash provided by operating activities:
       Gain on sale of proved properties                                                (413)             (50)
       Gain on sale of KMOC stock                                                       (836)               -
       Depletion, depreciation and amortization                                       26,333           24,172
       Exploratory dry hole expense                                                    6,133            4,418
       Impairment of proved properties                                                     -              244
       Abandonment and impairment of unproved properties                               1,319            1,074
       Unrealized derivative loss (gain)                                              (1,975)               -
       Deferred income taxes                                                           4,989           10,841
       Minority interest and other                                                       288              442
                                                                                ------------     ------------
                                                                                      48,745           75,768
     Changes in current assets and liabilities:
       Accounts receivable                                                            12,490           (2,394)
       Prepaid expenses and other                                                      8,436           (2,030)
       Accounts payable and accrued expenses                                           6,399            1,530
                                                                                ------------     ------------
     Net cash provided by operating activities                                        76,070           72,874
                                                                                ------------     ------------

     Cash flows from investing activities:
       Proceeds from sale of oil and gas properties                                      122              660
       Capital expenditures                                                          (42,577)         (63,335)
       Acquisition of oil and gas properties                                         (13,643)           1,590
       Proceeds from distribution and sale of KMOC stock                               3,114            7,009
       Short term investments available-for-sale                                      (9,370)               -
       Other                                                                          (2,122)              69
                                                                                ------------     ------------
     Net cash used in investing activities                                           (64,476)         (54,007)
                                                                                ------------     ------------

     Cash flows from financing activities:
       Proceeds from credit facility                                                  16,000           41,750
       Repayment of credit facility                                                  (80,000)         (50,350)
       Proceeds from issuance of convertible notes, net                               96,754                -
       Proceeds from sale of common stock                                                783            1,721
       Repurchase of common stock                                                          -          (10,949)
       Dividends paid                                                                 (1,391)          (1,413)
                                                                                ------------     ------------
     Net cash provided by (used in) financing activities                              32,146          (19,241)
                                                                                ------------     ------------

     Net change in cash and cash equivalents                                          43,740             (374)
     Cash and cash equivalents at beginning of period                                  4,116            6,619
                                                                                ------------     ------------

     Cash and cash equivalents at end of period                                   $   47,856       $    6,245
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

                                                                                   For the Six Months Ended
                                                                                            June 30,
                                                                                -----------------------------
                                                                                    2002             2001
                                                                                ------------     ------------
                                                                                        (In thousands)

       Cash paid for interest                                                          $ 478            $ 284

       Cash paid (received) for income taxes                                          (8,699)          10,386

       Cash paid for exploration expenses                                             14,155           10,499

       In June 2002 the Company issued 800 shares of common stock to a director and recorded compensation expense of $14,763.

       In January 2002 the Company issued 7,200 shares of common stock to its directors and recorded compensation expense of $129,683.

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

            ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                      (In thousands, except share amounts)

                                                                                                        Accumulated
                                            Common Stock     Additional                Treasury Stock      Other        Total
                                       ---------------------  Paid-in    Retained  ---------------------Comprehensive Stockholders'
                                         Shares     Amount    Capital    Earnings    Shares     Amount     Income        Equity
                                       ---------- ---------- ---------- ---------- ---------- ---------- ----------   ----------

Balances, December 31, 2000            28,553,826  $     286  $ 132,973  $ 120,075   (395,600) $  (3,339) $     141    $ 250,136

Comprehensive income:
  Net Income                                    -          -          -     40,459          -          -          -       40,459
  Unrealized net loss on marketable
    equity securities available
    for sale                                    -          -          -          -          -          -       (132)        (132)
  Adoption of SFAS No. 133                      -          -          -          -          -          -    (28,587)     (28,587)
  Change in derivative instrument
    fair value                                  -          -          -          -          -          -     35,494       35,494
                                                                                                                      ----------
Total comprehensive income                                                                                                47,234
                                                                                                                      ----------
Cash dividends, $ 0.10 per share                -          -          -     (2,795)         -          -          -       (2,795)
Treasury stock purchases                        -          -          -          -   (614,300)   (12,871)         -      (12,871)
Issuance for Employee Stock
  Purchase Plan                            29,772          -        575          -          -          -          -          575
Sale of common stock, including
  income tax  benefit of stock
  option exercises                        187,810          2      3,598          -          -          -          -        3,600
Directors' stock compensation               8,400          -        238          -          -          -          -          238
                                       ---------- ---------- ---------- ---------- ---------- ---------- ----------   ----------

Balances, December 31, 2001            28,779,808  $     288  $ 137,384  $ 157,739 (1,009,900) $ (16,210) $   6,916    $ 286,117
                                       ========== ========== ========== ========== ========== ========== ==========   ==========

Comprehensive income:
  Net Income                                    -          -          -     12,907          -          -          -       12,907
  Unrealized net loss on marketable
    equity securities available
    for sale                                    -          -          -          -          -          -       (151)        (151)
  Change in derivative instrument
    fair value                                  -          -          -          -          -          -     (3,041)      (3,041)
                                                                                                                      ----------
Total comprehensive income                                                                                                 9,715
                                                                                                                      ----------
Cash dividends, $0.05 per share                 -          -          -     (1,391)         -          -          -       (1,391)
ESPP disqualified disposition                   -          -         20          -          -          -          -           20
Sale of common stock, including
  income tax  benefit of stock
  option exercises                         79,233          1      1,018          -          -          -          -        1,019
Directors' stock compensation               8,000          -        145          -          -          -          -          145
                                       ---------- ---------- ---------- ---------- ---------- ---------- ----------   ----------

Balances, June 30, 2002                28,867,041  $     289  $ 138,567  $ 169,255 (1,009,900) $ (16,210) $   3,724    $ 295,625
                                       ========== ========== ========== ========== ========== ========== ==========   ==========

                  The accompanying notes are an integral part of thest
                       consolidated financial statements.

            ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                           ---------------------------

                                  June 30, 2002

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
For the six months ended June 30, 2002 the Company's current portion of income tax expense was $1.5 million.

Note 3 - Long-term Debt

         In March 2002 the Company issued in a private placement a total of
$100,000,000 of 5.75% senior convertible notes due 2022 (the "Notes") with a
1/2% contingent interest provision (see Note 4). Interest payments will be made on March 15 and September 15 of every year beginning September 15, 2002. The
Company received net proceeds of $96,754,000 after deducting the initial purchasers' discount and offering expenses paid by the Company. The Notes are general unsecured obligations and rank on a parity in right of payment with all existing and future senior indebtedness and other general unsecured obligations.
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
If the note holders request repurchase on March 20, 2007, the Company may pay the repurchase price with cash, shares of its common stock valued at a discount to the market price at the time of repurchase or any combination of cash and its discounted common stock. St. Mary is not restricted from paying dividends,

incurring debt, or issuing or repurchasing its securities under the indenture for the Notes. There are no financial covenants in the indenture. The Company used a portion of the net proceeds from the Notes to repay its credit facility balance and will use the remaining net proceeds to fund a portion of its 2002 capital budget. On March 25, 2002 the Company entered into a five-year fixed-rate to floating-rate interest rate swap on $50,000,000 of Notes. The floating rate for each applicable six-month period will be determined as LIBOR plus 0.36%. For the initial six-month calculation period this rate was 2.69%.
See "Note 4 - Financial Instruments" for a discussion of the derivative accounting for the interest rate swap.

         The stated total borrowing base under the Company's current long-term revolving credit agreement was decreased to $160,000,000 in April 2002. Pursuant to a March 4, 2002 amendment to the credit agreement, during the revolving period of the loan, loan balances will accrue interest at the Company's option of either (1) the higher of the federal funds rate plus 1/2% or the prime rate, plus an additional 1/4% when the Company's debt to capitalization ratio is greater than 50%, or (2) the LIBOR rate plus (a) 1% when the Company's debt to total capitalization ratio is less than 30%, (b) 1 1/4% when the Company's debt to capitalization ratio is greater than or equal to 30% but less than 40%, (c) 1
3/8% when the Company's debt to capitalization ratio is greater than or equal to
40% but less than 50%, or (d) 1 5/8% when the Company's debt to capitalization ratio is greater than 50%. At June 30, 2002 the Company's debt to capitalization ratio as defined under the credit agreement was 25.2%.

         The Company had no outstanding borrowings under its revolving credit agreement and $100,000,000 in outstanding borrowings under the Notes as of June
30, 2002. The weighted average interest rate paid for the second quarter of 2002 was 4.6 % including commitment fees paid on the unused portion of the borrowing base.

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

         On February 4, 2002 the Company entered into an agreement to monetize its unrealized hedge gain receivable due from Enron for $1.1 million. This amount was included in other comprehensive income at December 31, 2001, is recorded in oil hedge gain and is reported in oil and gas production revenues in the consolidated statements of operations. Amortization of $609,000 of other comprehensive income related to commodity positions with Enron is also recorded in oil hedge gain. Additional amortization will be recorded in oil hedge gain in future months. Unrealized derivative loss on the consolidated statements of operations includes $54,000 of net loss from oil and gas hedge ineffectiveness.

         The Notes contain a provision for payment of contingent interest if certain conditions are met. Under Statement of Financial Accounting Standards
("SFAS") No. 133 this provision is considered an embedded equity-related derivative that is not clearly and closely related to the fair value of an equity interest and therefore must be separated from the Notes and accounted for as a derivative instrument. The value of the derivative at issuance in March
2002 was $474,000. This amount was recorded as an adjustment to the Notes on the consolidated balance sheets. Of this amount, $28,000 has been amortized through interest expense. Unrealized derivative loss on the consolidated statements of operations includes $245,000 of net loss from mark-to-market adjustments for this derivative.

         The fixed-rate to floating-rate interest rate swap on $50,000,000 of
Notes did not qualify for fair value hedge treatment under SFAS No. 133.
Unrealized derivative gain on the consolidated statements of operations includes
$2,244,000 of net gain from mark-to-market adjustments for this derivative instrument.

         The Company anticipates that all oil and gas hedge transactions will occur as expected. Based on current prices we anticipate that $3,228,000 of the after tax gain amount included in accumulated and other comprehensive income will be included in earnings during the next 12 months.

Note 5 - Short-term Investments Available-for-Sale

         The following short-term interest-bearing investment-grade securities available for sale will mature within one year:

                                       Amortized     Gross Unrealized      Aggregate
     Major security type               Cost Basis      Holding Gains       Fair Value
     --------------------------------------------------------------------------------

     Mortgaged-backed securities     $   995,000        $        -        $   995,000
                                       8,375,000
     Corporate debt securities                               6,000          8,381,000

                                     ------------------------------------------------
     Total securities                $ 9,370,000        $    6,000        $ 9,376,000
                                     ------------------------------------------------

Note 6 - Newly Issued Accounting Standards

         In June 2002 the Financial Accounting Standards Board ("FASB") issued
SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal
Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No.
94-3, "Liability Recognition for Certain Employee Termination Benefits and Other
Costs to Exit an Activity (including Certain Costs Incurred in Restructuring)."
This statement requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF No. 94-3. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December
31, 2002. The Company does not have any pending or planned exit or disposal activities and does not expect a material effect on its financial position or results of operations from the adoption of this statement.

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

         In June 2001 FASB issued SFAS No. 143, "Accounting for Asset Retirement
Obligations." This statement requires companies to recognize the fair value of an asset retirement liability in the financial statements by capitalizing that cost as part of the cost of the related long-lived asset. The asset retirement liability should then be allocated to expense by using a systematic and rational method. The statement is effective January 1, 2003. The Company has not yet determined the impact of adoption of this statement.

         On January 1, 2002 the Company adopted SFAS No. 142, "Goodwill and
Other Intangible Assets." There was no impact on the Company's financial position or results of operations as a result of the adoption of this statement.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

Cautionary Note About Forward - Looking Statements

         This Quarterly Report on Form 10-Q includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of
1934. All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events or developments that St. Mary management expects, believes or anticipates will or may occur in the future are forward-looking statements. The words "will," "believe," "anticipate," "intend,"
"estimate," "expect," "project," and similar expressions are intended to identify forward - looking statements, although not all forward - looking statements contain such identifying words. Examples of forward-looking statements may include discussion of such matters as:

    o    the amount and nature of future capital, development and exploration expenditures,
    o    the drilling of wells,
    o    reserve estimates and the estimates of both future net revenues and the present value of future net revenues that are included in their calculation,
    o    future oil and gas production estimates,
    o    repayment of debt,
    o    business strategies,
    o    expansion and growth of operations,
    o    recent legal developments, and
    o    other similar matters.

         These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including such factors as the volatility and level of oil and natural gas prices, production rates and reserve replacement, reserve estimates, drilling and operating service availability and risks, uncertainties in cash flow, the financial strength of hedge contract counterparties, the availability of attractive exploration, development and property acquisition opportunities, financing requirements, expected acquisition benefits, competition, litigation, environmental matters, the potential impact of government regulations, and other matters discussed under the "Risk Factors"
section of our 2001 Annual Report on Form 10-K. Readers are cautioned that forward-looking statements are not guarantees of future performance and that actual results or developments may differ materially from those expressed or implied in the forward-looking statements. Although we may from time to time voluntarily update our prior forward - looking statements, we disclaim any commitment to do so except as required by securities laws.

Overview

         When comparing the quarter ended June 30, 2002 to activity in 2001 the focus will again be on oil and gas prices. Prices decreased compared to last year but were higher this quarter than they were in the first quarter of 2002.
Our experience in the acquisition market during the quarter suggests to us that this market may be moving toward our opinion of rationality. We remain hopeful of meeting our acquisition budget this year. We continue to have a strong balance sheet as a result of the $100.0 million senior convertible note private placement we completed in the first quarter.

Critical Accounting Policies and Estimates

     We refer you to the corresponding section of our Annual Report on Form 10-K for the year ended December 31, 2001.

Results of Operations

     The following table sets forth selected operating data for the periods indicated:

                                                       Three Months               Six Months
                                                 ----------------------     ----------------------
                                                      Ended June 30,            Ended June 30,
                                                 ----------------------     ----------------------
                                                  2002          2001           2002        2001
                                                 ----------  ----------     ----------  ----------
                                                      (In thousands, except per volume data)
 Oil and gas production revenues:
    Gas production                                $  29,113   $  40,970      $  53,734   $  93,350
    Oil production                                   17,084      14,451         33,556      29,986
                                                 ----------  ----------     ----------  ----------
        Total                                     $  46,197   $  55,421      $  87,290   $ 123,336
                                                 ==========  ==========     ==========  ==========
Net production:
   Gas (MMcf)                                         9,618      10,041         19,173      19,650
   Oil (MBbls)                                          673         595          1,378       1,203
   MCFE                                              13,655      13,611         27,440      26,868

Average sales price (1):
   Gas (per Mcf)                                  $    3.03   $    4.08      $    2.80   $    4.75
   Oil (per Bbl)                                  $   25.39   $   24.30      $   24.35   $   24.92

Oil and gas production costs:
   Lease operating expense                        $   8,177   $   9,826      $  18,626   $  17,364
   Transportation costs                                 761         541          1,577       6,991                                                                   2,593       3,069                                1,138
   Production taxes                                   2,593       3,069
                                                 ----------  ----------     ----------  ----------
      Total                                       $  11,531   $  13,436      $  25,561   $  25,493
                                                 ==========  ==========     ==========  ==========

Additional per MCFE data:
   Sales price                                    $    3.38   $    4.07      $    3.18   $    4.59
   Lease operating expense                             0.60        0.72           0.68        0.65
   Transportation costs                                0.06        0.04           0.06        0.04
   Production taxes                                    0.18        0.23           0.19        0.26
                                                 ----------  ----------     ----------  ----------
      Operating margin                            $    2.54   $    3.08      $    2.25   $    3.64
                                                 ==========  ==========     ==========  ==========

   Depletion, depreciation and amortization       $    0.97   $    0.95      $    0.96   $    0.90
   Impairment of proved properties                $       -   $    0.01      $       -   $    0.01                                                                                                                                             -
   General and administrative                     $    0.22   $    0.26      $    0.22   $    0.28

      ------------
      (1)Includes the effects of St. Mary's hedging activities.

Three-Month Comparison

         Oil and Gas Production Revenues. Our quarterly oil and gas production revenues decreased $9.2 million, or 17% to $46.2 million for the three months ended June 30, 2002, compared with $55.4 million for the same period in 2001.

The following table presents the components of increases or (decreases) between
2002 and 2001:

                                   Production      Price         Price
                                   % Change      $ Change      % Change
                                   ------------------------------------
    o    Natural Gas                   (4%)      ($1.05)/Mcf     (26%)
    o    Oil                           13%        $1.09/Bbl        4%

         Average net daily production increased to 150.1 MMCFE for 2002 compared with 149.6 MMCFE in 2001. Our acquisition of properties from Choctaw in November
2001 added $3.4 million of revenue and average net daily production of 12.0
MMCFE to the second quarter of 2002. Other acquisitions and wells completed during 2002 added average net daily production of 16.9 MMCFE. These increases in average net daily production offset decreases from older properties.

         We hedged approximately 39% or 260 MBbls of our oil production for the three months ended June 30, 2002, and realized a $1.2 million increase in oil revenue attributable to hedging compared with a $775,000 decrease in 2001.
Without these contracts our average price would have been $23.64 per Bbl in the second quarter of 2002 compared to $25.60 per Bbl in 2001. We also hedged 44% of our 2002 second quarter gas production or 4.6 million MMBtu and realized a $1.5 million decrease in gas revenue compared with a $5.1 million decrease in gas revenue in 2001. Without these contracts our average price would have been $3.18 per Mcf for the three months ended June 30, 2002, compared to $4.51 per Mcf for the same period in 2001.

         Marketed Gas Revenue and Gas System Operating Expense. As a result of our acquisition of gas gathering system lines in Cole County, Oklahoma in
February 2002 we started taking title to and marketing natural gas for third parties. For the three months ended June 30, 2002 we received $2.9 million from the sale of this natural gas. Operating costs associated with these revenues totaled $2.7 million and resulted in gross margin to us of $277,000. Due to fluctuations in natural gas prices, cost inflation and the variability of production from oil and gas wells, we may not always have a positive gross margin from marketing.

         Oil and Gas Production Costs. Oil and gas production costs consist of lease operating expense, production taxes and transportation expenses. Total production costs decreased $1.9 million or 14% to $11.5 million for the three months ended June 30, 2002, from $13.4 million in 2001. In the second quarter of
2002 our Gulf Coast region experienced a $2.7 million decrease in LOE that was comprised of a decrease in expense for non-recurring LOE and an adjustment due to the issuance of a revised Authorization For Expenditure by the operator of the Judge Digby field. This AFE indicated that non-recurring LOE we previously expensed under the original AFE should be recorded as property, plant and equipment. Our acquisition of properties from Choctaw in November 2001 added
$1.7 million of production costs in 2002 that were not reflected in 2001. Total oil and gas production costs per MCFE decreased 15% to $0.84 for the three months ended June 30, 2002 compared with $0.99 for 2001. A $0.07 per MCFE decrease was due to the decrease in Gulf Coast non-recurring LOE. The Judge
Digby adjustment caused another $0.05 decrease. A $0.01 per MCFE increase was due to the acquisitions previously discussed. A net $0.03 per MCFE decrease was due to decreased production taxes partially offset by increased transportation expenses.

         Depreciation, Depletion, Amortization and Impairment. Depreciation,
depletion and amortization expense ("DD&A") increased $395,000 or 3% to
$13.3 million for the three months ended June 30, 2002, from $12.9 million in
2001. DD&A per MCFE increased by 2% to $0.97 for the second quarter of 2002 compared with $0.95 in 2001. This increase reflects acquisitions and drilling results in 2001 and 2002 that have added costs at a higher per-unit rate.

         Exploration. Exploration expense increased $2.1 million or 100% to $4.3 million for the three months ended June 30, 2002, compared with $2.1 million in
2001. Percentages of total exploration expense are as follows:

                                                    2002       2001
                                                    ----       ----
     o   Geological and geophysical expenses         12%        26%
     o   Exploratory dry holes                       46%       -14%
     o   Overhead and other expenses                 42%        88%

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

         General and Administrative. General and administrative expenses decreased $521,000 or 15% to $3.0 million for the three months ended June 30,
2002, compared with $3.5 million in 2001. We experienced a $491,000 increase in
COPAS overhead reimbursement from operations in this quarter.

         Interest Expense. Interest expense increased to $1.0 million for the quarter ended June 30, 2002. This amount reflects accrued interest on our senior convertible notes and will increase significantly on a comparative basis with last year as we accrue and pay the interest due on the notes. The amount we accrue and pay will be affected by the fixed-rate to floating-rate interest rate swap we entered into in March 2002.

         Income Taxes. Income tax expense totaled $5.3 million for the three months ended June 30, 2002, and $8.9 million in 2001, resulting in effective tax rates of 33.2% and 38.4%, respectively. This decrease is a result of the tax effect of interest expense on convertible debt with contingent interest provisions combined with a lesser effect of state income taxes and an increase in the effect on Section 29 credits on a lesser net income in 2002.

         Net Income. Net income for the three months ended June 30, 2002 decreased $3.6 million to $10.6 million compared with $14.2 million in 2001. A
26% decrease in gas prices and a 4% increase in oil prices combined with a 13%
increase in oil production and a 4% decrease in gas production resulted in a
$9.2 million decrease in oil and gas production revenue. This decrease was offset by decreases of $1.9 million in oil and gas production costs and $3.6 million in income tax expense.

Six-Month Comparison

         Oil and Gas Production Revenues. We experienced a decrease in oil and gas production revenues of $36.0 million, or 29% to $87.3 million for the six months ended June 30, 2002, compared with $123.3 million for the same period in
2001. The following table presents the components of increases or (decreases)
between 2002 and 2001:

                                   Production      Price         Price
                                     %Change     $ Change      % Change
                                   ------------------------------------
     o   Natural Gas                   (2%)     ($1.95)/Mcf      (41%)
     o   Oil                           15%      ($0.57)/Bbl       (2%)

         Average net daily production increased to 151.6 MMCFE for the first six months of 2002 compared with 148.4 MMCFE in 2001. Our acquisition of properties from Choctaw in November 2001 added $6.7 million of revenue and average net daily production of 12.1 MMCFE to the first six months of 2002. Other acquisitions and wells completed during 2002 added average net daily production of 9.6 MMCFE. These increases offset declines in average net daily production from older properties.

         We hedged approximately 39% or 542 MBbls of our oil production for the six months ended June 30, 2002, and realized a $2.6 million increase in oil revenue attributable to hedging compared with a $1.9 million decrease in 2001.
Without these contracts we would have received an average price of $22.46 per
Bbl for the six months ended June 30, 2002 compared to $26.48 per Bbl in 2001.
We also hedged 43% of our gas production or 9.0 million MMBtu and realized a
$904,000 increase in gas revenue for the six months ended June 30, 2002 compared with a $20.4 million decrease in gas revenue in 2001. Without these contracts we would have received an average price of $2.76 per Mcf for the six months ended
June 30, 2002, compared to $5.79 per Mcf for the same period in 2001.

         Marketed Gas Revenue and Gas System Operating Expense. As a result of our acquisition of gas gathering system lines in Cole County, Oklahoma in
February 2002 we started taking title to and marketing natural gas for third parties. For the six months ended June 30, 2002 we received $3.4 million from the sale of this natural gas. Costs associated with these revenues totaled $3.1 million and resulted in gross margin to us of $358,000.

         Oil and Gas Production Costs. Total production costs increased slightly to $25.6 million for the six months ended June 30, 2002, from $25.5 million in
2001. Our acquisition of properties from Choctaw added 2.6 million of LOE in
2002 that was not reflected in 2001. In the second quarter of 2002 our Gulf
Coast region experienced a $2.7 million decrease in LOE that was comprised of a decrease in expense for non-recurring LOE and an adjustment due to the issuance of a revised AFE by the Operator at Judge Digby. This AFE indicated that non-recurring LOE we previously expensed under the original AFE should be recorded as property, plant and equipment. This decrease offset $1.4 million of increases we expected from general inflation. The decrease in oil and gas production revenues caused a corresponding $1.6 million decrease in production taxes. Total oil and gas production costs per MCFE decreased 2% to $0.93 for the six months ended June 30, 2002 compared with $0.95 for 2001. A $0.07 per MCFE decrease in production taxes offset a $0.05 per MCFE increase in LOE and transportation costs. We continue to concentrate on these costs in an effort to decrease the per MCFE amounts using a cost-benefit approach that will still justify additional expenditures when appropriate.

         Depreciation, Depletion, Amortization and Impairment. DD&A
increased $2.2 million or 9% to $26.3 million for the six months ended June 30,
2002, from $24.2 million in 2001. DD&A per MCFE increased by 7% to $0.96 for the six months ended June 30, 2002 compared with $.90 in 2001. This increase reflects acquisitions and drilling results in 2001 and 2002 that added costs at a higher per unit rate.

         Exploration. Exploration expense increased $701,000 or 7% to $11.2 million for the six months ended June 30, 2002, compared with $10.5 million in
2001. Percentages of total exploration expense are as follows:

                                                    2002       2001
                                                    ----       ----
     o   Geological and geophysical expenses         11%        22%
     o   Exploratory dry holes                       55%        42%
     o   Overhead and other expenses                 34%        36%

         General and Administrative. General and administrative expenses decreased $1.4 million or 19% to $6.2 million for the six months ended June 30,
2002, compared with $7.6 million in 2001. We experienced a $955,000 increase in
COPAS overhead reimbursement from operations in this period and a $275,000 decrease in compensation expense caused primarily by decreased compensation related to our incentive plans.

         Interest Expense. Interest expense increased to $1.5 million for the six months ended June 30, 2002. This amount reflects accrued interest on our senior convertible notes and will increase significantly on a comparative basis with last year as we accrue and pay the interest due on the notes in 2002. The amount we accrue and pay will be affected by the fixed-rate to floating-rate interest rate swap we entered into in March 2002.

         Income Taxes. Income tax expense totaled $6.4 million for the six months ended June 30, 2002, and $20.4 million in 2001, resulting in effective tax rates of 33.1% and 37.0%, respectively. This decrease is a result of the tax effect of interest expense on convertible debt with contingent interest provisions combined with a lesser effect of state income taxes and an increase in the effect on Section 29 credits on a lesser net income in 2002.

         Net Income. Net income for the six months ended June 30, 2002 decreased
$21.7 million or 63% to $12.9 million compared with $34.6 million in 2001. A 41%
decrease in gas prices and a 2% decrease in oil prices combined with a 14%
increase in oil production and a 2% decrease in gas production resulted in a
$36.0 million decrease in oil and gas production revenue. This decrease was offset by a corresponding $14.0 million decrease in income tax expense.

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

         Cash Flow. Net cash provided by operating activities increased $3.2 million or 4% to $76.1 million for the six months ended June 30, 2002 compared with $72.9 million in 2001. The increase reflects the effect of a change between years of $14.9 million from the collection of receivables and $15.1 million in decreases of cash spent for other current assets and liabilities offset by the effect of the decrease in oil and gas production revenues.

         Net cash used in investing activities increased $10.5 million or 19% to
$64.5 million for the six months ended June 30, 2002, compared with $54.0 million in 2001. This increase is due to a $9.4 million investment in short-term securities in 2002 and a $3.9 million decrease in receipts from sales of KMOC stock offset by decreased capital expenditures. Total capital expenditures, including acquisitions of oil and gas properties, in the first six months of
2002 decreased $5.5 million or 9% to $56.2 million compared with $61.7 million in the first half of 2001.

         Net cash provided by financing activities increased $51.4 million to
$32.1 million for the six months ended June 30, 2002, compared with net cash used in financing activities of $19.2 million in 2001. This increase reflects our March 2002 private placement of $100.0 million of 5.75% senior convertible notes due 2022. A portion of the net proceeds of $96.8 million was used to repay the balance due on the credit facility. We have not repurchased any common stock in the first six months of 2002.

         St. Mary had $47.9 million in cash and cash equivalents and had working capital of $60.0 million as of June 30, 2002, compared with $4.1 million in cash and cash equivalents and working capital of $34.0 million at December 31, 2001.
The increase in cash and cash equivalents reflects our issuance of $100.0 million of senior convertible notes during the first quarter of 2002.

         Senior Convertible Notes. In March 2002 we issued in a private placement a total of $100.0 million of 5.75% senior convertible notes due 2022 with a 1/2% contingent interest provision. Interest payments will commence
September 15, 2002 and will be made on March 15 and September 15 of every year.
We received net proceeds of $96.8 million after deducting the initial purchasers' discount and estimated offering expenses payable by us. The notes are general unsecured obligations and rank on a parity in right of payment with all our existing and future senior indebtedness and other general unsecured obligations, and are senior in right of payment with all our future subordinated indebtedness. The notes are convertible into our common stock at a conversion price of $26.00 per share, subject to adjustment. We can redeem the notes with cash in whole or in part at a repurchase price of 100% of the principal amount plus accrued and unpaid interest including contingent interest beginning on
March 20, 2007. The note holders have the option of requiring us to repurchase the notes for cash at 100% of the principal amount plus accrued and unpaid interest including contingent interest upon (1) a change in control of St. Mary or (2) on March 20, 2007, March 15, 2012 and March 15, 2017. If the note holders request repurchase on March 20, 2007, we may pay the repurchase price with cash, shares of our common stock valued at a discount to the market price at the time of repurchase or any combination of cash and our discounted common stock. We are not restricted from paying dividends, incurring debt, or issuing or repurchasing our securities under the indenture for the notes. There are no financial covenants in the indenture. We used a portion of the net proceeds from the notes to repay our credit facility balance and will use the remaining net proceeds to fund a portion of our 2002 capital budget. On March 25, 2002 we entered into a five-year fixed-rate to floating-rate interest rate swap on $50.0 million of the notes. The floating rate for each applicable six-month period will be determined as LIBOR plus 0.36%. For the initial calculation period this rate was 2.69%.

         Credit Facility. The maximum loan amount under our long-term revolving credit facility is $200.0 million. The amount actually available depends upon a borrowing base that the lenders periodically redetermine based on the value of our oil and gas properties and other assets. Since we pay commitment fees based on the unused portion of the borrowing base, we have generally limited the borrowing base which we have accepted to correspond to our actual funding requirements. On April 10, 2002 the stated total possible borrowing base was reduced by $10.0 million to $160.0 million and the accepted borrowing base was reduced by $60.0 million to $40.0 million. The facility has a maturity date of
December 31, 2006, and includes a revolving period that matures on June 30, 2003 at which time all outstanding borrowings convert to a term loan payable in quarterly installments through the facility maturity date. We must comply with certain covenants including maintenance of stockholders' equity at a specified level, restrictions on additional indebtedness, sales of oil and gas properties, activities outside our ordinary course of business and certain merger transactions. Borrowings under the facility are secured by a pledge of collateral in favor of the banks and guarantees by subsidiaries. Such collateral consists primarily of security interests in the oil and gas properties of St.
Mary and its subsidiaries.

         As of June 30, 2002 we had no balance outstanding under this credit agreement, compared to $64 million at December 31, 2001. Pursuant to a March 4,
2002 amendment to the credit agreement, during the revolving period of the loan, loan balances will accrue interest at our option of either (1) the higher of the federal funds rate plus 1/2% or the prime rate, plus an additional 1/4% when our debt to capitalization ratio is greater than 50%, or (2) the LIBOR rate plus (a)
1% when our debt to total capitalization ratio is less than 30%, (b) 1 1/4%
when our debt to capitalization ratio is greater than or equal to 30% but less than 40%, (c) 1 3/8% when our debt to capitalization ratio is greater than or equal to 40% but less than 50%, or (d) 1 5/8% when our debt to capitalization ratio is greater than 50%. At June 30, 2002 our debt to capitalization ratio as defined under the credit agreement was 25.2%.

     Schedule of Contractual Obligations.  The following table summarizes our future estimated principal payments for the periods specified:

     Contractual                                                   Total Cash
     Obligations           Long-Term Debt    Operating Leases      Obligation
     -----------           --------------    ----------------    --------------
     Less than 1 year              -           $1.1 million      $  1.1 million
     1-3 years                     -           $1.2 million      $  1.2 million
     4-5 years                     -           $1.4 million      $  1.4 million
     After 5 years         $100.0 million      $3.2 million      $103.2 million
                           --------------      ------------      --------------
     Total                 $100.0 million      $6.9 million      $106.9 million
                           ==============      ============      ==============

         In the period from 1-3 years, we have two leases of office space for our regional offices that will expire. A third lease for office space will expire in year 4. Estimated costs to replace these leases are not included in the table above. For purposes of the table we assume that the holders of our senior convertible notes will not exercise the conversion feature.

         Common Stock. In August 1998 St. Mary's Board of Directors authorized a stock repurchase program whereby we may purchase from time-to-time, in open market transactions or negotiated sales, up to two million of our common shares.
Through June 30, 2002 we have repurchased a cumulative total of 1,009,900 shares of St. Mary's common stock under the program for $16.2 million at a weighted average price of $15.86 per share, net of put option sale premiums received. We anticipate that additional purchases of shares may occur as market conditions warrant. Any future purchases will be funded with internal cash flow and borrowings under our credit facility.

         Capital and Exploration Expenditures Incurred. Expenditures for
exploration and development of oil and gas properties and acquisitions are the primary use of our capital resources. The following table sets forth certain information regarding the costs incurred by us in our oil and gas activities during the periods indicated.

                                           Capital and Exploration Expenditures
                                           ------------------------------------
                                                 Six Months Ended June 30,
                                                 -------------------------
                                                     2002        2001
                                                     ----        ----
                                                      (In thousands)

                  Development                     $ 30,444    $ 43,451
                  Domestic Exploration               9,034      14,639
                  Acquisitions:
                    Proved                           7,040         301
                    Unproved                         8,597      10,110
                                                  --------    --------

                  Total                           $ 55,115    $ 68,501
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

         St. Mary's total costs incurred in the first six months of 2002 decreased $13.4 million or 20% compared to the first six months of 2001. We spent $48.1 million in the first six months of 2002 for unproved property acquisitions and domestic exploration and development compared to $68.2 million for the comparable period in 2001. This decrease was a result of planned decreases in drilling activity and a $1.5 million decrease in unproved leasehold acquisition activity. We successfully obtained permits to begin producing our two coalbed methane pilot programs located on fee acreage in the Hanging Woman
Basin. A total of 17 wells are being equipped for production and dewatering began in May. In April we were successful in obtaining an additional 10,000 acres of leases bringing our total to 127,000 acres in the Hanging Woman Basin.
We are subject to an environmental public interest group lawsuit on 47,500 of these acres. See "Legal Proceedings" for a discussion of this lawsuit.

         On April 26, 2002 the Interior Board of Land Appeals of the U.S.
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

         Capital Expenditure Budget. We anticipate spending approximately $164.0 million for capital and exploration expenditures in 2002 with $60.0 million for acquisitions. Budgeted ongoing exploration and development expenditures in 2002 for each of our core areas is as follows (in millions):

     o   Mid-Continent region                                  $  40.0
     o   Gulf Coast and Gulf of Mexico region                     15.0
     o   ArkLaTex region                                          14.0
     o   Williston Basin                                          20.0
     o   Permian Basin                                             8.0
     o   Other                                                     7.0
                                                               -------
         Total                                                 $ 104.0
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

         Derivatives. We seek to protect our rate of return on acquisitions of producing properties by hedging cash flow when the economic criteria from our evaluation and pricing model indicate it would be appropriate. Management's strategy is to hedge cash flows from investments requiring a gas price in excess of $3.25 per Mcf and an oil price in excess of $22.50 per Bbl in order to meet minimum rate-of-return criteria. Management reviews these hedging parameters on a quarterly basis. We anticipate this strategy will result in the hedging of future cash flow from acquisitions. We generally limit our aggregate hedge position to no more than 35% of total production but will hedge up to 50% of total production in certain circumstances. We seek to minimize basis risk and index the majority of oil hedges to NYMEX prices and the majority of gas hedges to various regional index prices associated with pipelines in proximity to our areas of gas production. Including hedges entered into since June 30, 2002 we have the following swaps in place:

Swaps:
                        Average       Quantity      Average
        Product      Volumes/month      Type      Fixed price      Duration
        -------      -------------    --------    -----------      --------

      Natural Gas      1,058,000       MMBtu         $2.85       07/02 - 12/02
      Natural Gas        468,000       MMBtu         $3.34       01/03 - 12/03
      Natural Gas        229,000       MMBtu         $3.81       01/04 - 12/04

         Oil              57,700        Bbls        $24.77       07/02 - 12/02
         Oil              49,800        Bbls        $22.68       01/03 - 12/03

         On February 4, 2002 we entered into an agreement to monetize our unrealized hedge gain receivable due from Enron for $1.1 million. This amount was included in other comprehensive income at December 31, 2001, is recorded in oil hedge gain and is reported in oil and gas production revenues on our consolidated statements of operations. Amortization of $609,000 of other comprehensive income related to our commodity positions with Enron is also recorded in oil hedge gain. Additional amortization will be recorded in oil hedge gain in future months. Unrealized derivative gain on the consolidated statements of operations includes $54,000 of net gain from oil and gas hedge ineffectiveness.

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
This amount was recorded as a decrease to the convertible notes payable on the consolidated balance sheets. Of this amount, $28,000 has been amortized through interest expense. Unrealized derivative gain on the consolidated statements of operations includes $245,000 of net loss from mark-to-market adjustments for this derivative.

         Our fixed-rate to floating-rate interest rate swap on $50.0 million of senior convertible notes did not qualify for fair value hedge treatment under
SFAS No. 133. Unrealized derivative gain on the consolidated statements of operations includes $2.2 million of net gain from mark-to-market adjustments for this derivative.

         We anticipate that all hedge transactions will occur as expected.

Accounting Matters

New Accounting Standards

         In June 2002 the FASB issued SFAS No. 146, "Accounting for Costs
Associated with Exit or Disposal Activities." FASB No. 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF No. 94-3. This statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We have not determined the impact of adoption of this statement.

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

Compensation Expense

         We have a net profits interest incentive bonus plan for key employees designated as participants by our board of directors. Under the plan oil and gas wells that are completed or acquired during a year are designated as a pool.
Participants employed by us on the last day of that year vest and become entitled to bonus payments after we recover net revenues generated by the pool equal to 100% of our investment in that pool. Thereafter an amount equal to10%
of net revenues generated by the pool will be split among the participants and paid on a quarterly basis. The percentage of net revenues from the pool to be split among the participants increases to 20% after we recover net revenues equal to 200% of our investment.

         Beginning in 2002 we changed our method of accounting to record estimated compensation expense related to future amounts payable to participants under the plan on a quarterly basis in the plan year that the participants vest.
The estimated compensation expense will be based on a number of assumptions including estimates of oil and gas production, oil and gas prices, recurring and non-recurring lease operating expense and a present value discount factor. We use a discount factor to calculate present value that reflects recovery of our investment, the timing of payments to participants and uncertainties associated with our estimates. The estimates we use will change from year-to-year based on new information and any change in estimated compensation will be recorded in the period that information becomes available.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We hold derivative contracts and financial instruments that have cash flow and net income exposure to changes in commodity prices or interest rates.
Financial and commodity-based derivative contracts are used to limit the risks inherent in some crude oil and natural gas price changes that have an effect on
us.

         Our board of directors has adopted a policy regarding the use of derivative instruments. This policy requires every derivative used by St. Mary to relate to underlying offsetting positions, anticipated transactions or firm commitments. It prohibits the use of speculative, highly complex or leveraged derivatives. Under the policy, the Chief Executive Officer and Vice President -
Finance must review and approve all risk management programs that use derivatives. The board of directors periodically reviews these programs.

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

         A hypothetical $0.10 per MMBtu change in our quarter-end market prices for natural gas swaps and futures contracts on a notional amount of 18.1 million
MMBtu would cause a potential $1.6 million change in net income before income taxes for contracts in place on June 30, 2002. A hypothetical $1.00 per Bbl change in our quarter-end market prices for crude oil swaps and future contracts on a notional amount of 1.4 million Bbls would cause a potential $1.3 million change in net income before income taxes for oil contracts in place on June 30,
2002. These hypothetical changes were discounted to present value using a 7.5%
discount rate since the latest expected maturity date of certain swaps and futures contracts is greater than one year from the reporting date.

         Interest Rate Risk. Market risk is estimated as the potential change in fair value resulting from an immediate hypothetical one percentage point parallel shift in the yield curve. A sensitivity analysis presents the hypothetical change in fair value of those financial instruments held by St.
Mary at June 30, 2002, which are sensitive to changes in interest rates. For fixed-rate debt, interest rate changes affect the fair market value but do not impact results of operations or cash flows. Conversely for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future results of operations and cash flows, assuming other factors are held constant. The carrying amount of our floating rate debt approximates its fair value. At June 30, 2002, we had floating rate debt of $50.0 million and
$50.0 million of fixed rate debt. Assuming constant debt levels, the impact on results of operations and cash flows for the remainder of the year resulting from a one-percentage-point change in interest rates would be approximately
$250,000 before taxes.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings
         -----------------

                  On March 27, 2002 Nance Petroleum Corporation, a wholly owned subsidiary, was named along with several other leaseholders and interested parties as an additional co-defendant in a lawsuit that was originally filed on June 12, 2001 in the U.S. District Court for the
         District of Montana by the Northern Plains Resource Council, Inc., an
         environmental public interest group, against the U.S. Bureau of Land
         Management, the U.S. Secretary of the Interior, the Montana BLM State
         Director and Fidelity Exploration & Production Company. The
         lawsuit, which was reported in our 2001 Form 10-K and our first quarter
         2002 Form 10-Q, seeks the cancellation of all federal leases related to coalbed methane development issued by the BLM in Montana since January
         1, 1997, primarily on the grounds of an alleged failure of the BLM to comply with federal environmental laws by analyzing the environmental impacts of coalbed methane development before issuing the challenged leases. The lawsuit potentially affects 47,500 acres subject to federal leases of the 127,000 total acres in our Hanging Woman Basin coalbed methane project. While we believe, based on information presently available to us that the applicable environmental laws have been complied with, there is no assurance of the outcome of the lawsuit and therefore there is no assurance that it will not adversely affect our coalbed methane project. However, even if the federal leases in Montana become unavailable, we anticipate continuing with the Hanging Woman
         Basin project in Wyoming and obtaining additional non-federal leases in
         Montana. See "Management's Discussion and Analysis of Financial
         Condition and Results of Operations" for a discussion of other recent coalbed methane legal developments.

                  As previously reported in our first quarter 2002 Form 10-Q, on
         May 1, 2002 GNK Acquisition Corp., a recently acquired wholly owned subsidiary, was served in a lawsuit that was filed earlier in 2002 in the District Court in Shelby County, Texas, by Samson Lone Star Limited
         Partnership against GNK Acquisition Corp. and GNK, Inc., the previous owner of GNK Acquisition Corp. The lawsuit primarily involves a claim related to certain oil and gas leasehold positions acquired by GNK
         Acquisition Corp. under a contractual preferential right to purchase that was triggered by an attempt by Samson to acquire such leasehold positions from the party that sold the positions to GNK Acquisition
         Corp. Samson alleges that it should be entitled to acquire a portion of such positions as a result of an agreement it had with GNK, Inc. An answer by GNK Acquisition Corp. to the underlying petition by Samson has been filed, and discovery has begun. Although the lawsuit is in a very preliminary stage and there can be no assurance of the ultimate outcome, we do not believe based on the information presently available that the lawsuit will have a material adverse effect on our financial condition or results of operations.

ITEM 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------

(c)      On June 4, 2002 St. Mary issued 800 restricted shares of common stock to a newly elected director as compensation recorded in the amount of
         $14,763 for services as a member of the board of directors. These shares were not registered under the Securities Act of 1933 in reliance on Rule 506 of Regulation D promulgated under the Securities Act since the director is an accredited investor and certificates representing the shares bear a legend restricting the transfer of those shares.

ITEM 4.  Submission of Matters to a Vote of Security Holders
         ----------------------------------------------------

         At the Company's annual stockholders' meeting on May 20, 2002, the stockholders approved management's current slate of directors. The directors elected and the vote tabulation for each director are as follows:

                  Director                       For              Withheld
                  --------                       ---              --------
                  Larry W. Bickle             19,273,354           558,050
                  Barbara M. Baumann          19,292,967           538,437
                  Ronald D. Boone             19,273,374           558,030
                  Thomas E. Congdon           18,913,554           917,850
                  William J. Gardiner         19,273,354           558,050
                  Mark A. Hellerstein         19,273,374           558,030
                  Robert L. Nance             19,273,354           558,050
                  Arend J. Sandbulte          19,273,354           558,050
                  John M. Seidl               19,273,354           558,050

         Also at the Company's annual stockholders' meeting on May 20, 2002, the stockholders did not approve a proposed amendment to the Company's certificate of incorporation to authorize the issuance of up to a total of 5,000,000 shares of preferred stock with such powers, preferences, rights and limitations as the board of directors may designate from time to time. The tabulation of votes for that proposal is as follows:

                  For:               7,822,200
                  Against:           8,963,607
                  Abstain:             377,120
                  Not Voted:         2,668,477

ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------

    (a)  Exhibits

                 The following exhibits are furnished as part of this report:

         Exhibit     Description
         -------     -----------
         10.1        Security Agreement made as of May 1, 2002 by St. Mary Land
                     & Exploration Company, St. Mary Operating Company, St.
                     Mary Energy Company, Nance Petroleum Corporation, St. Mary
                     Minerals Inc., Parish Corporation, Four Winds Marketing,
                     LLC and Roswell, L.L.C. in favor of Bank of America, N.A.

         10.2        Stock Pledge Agreement made as of May 1, 2002 by St. Mary
                     Land & Exploration Company in favor of Bank of America,
                     N.A.

         10.3        LLC Pledge Agreement made as of May 1, 2002 by St. Mary
                     Land & Exploration Company in favor of Bank of America,
                     N.A.

         10.4       Guaranty made as of May 1, 2002 by St. Mary Operating
                    Company, St. Mary Energy Company, Nance Petroleum
                    Corporation, St. Mary Minerals, Inc., Parish Corporation,
                    Four Winds Marketing LLC and Roswell LLC in favor of Bank of
                    America, N.A.

    (b)  Reports on Form 8-K

         St. Mary Land & Exploration Company filed the following current reports on Form 8-K during the quarter ended June 30, 2002:

                  On April 30, 2002 we filed a current report on Form 8-K
         reporting under Item 9 that we had issued a press release announcing an update of our first quarter 2002 operations and an update of our 2002 forecast.

                  On May 10, 2002 we filed a current report on Form 8-K
         reporting under Item 9 that we had issued a press release announcing our earnings and financial highlights for the first quarter of 2002.

                  On May 30, 2002 we filed a current report on Form 8-K
         reporting under Item 4 that we had dismissed Arthur Andersen LLP as our independent accountants.

                  On June 4, 2002 we filed a current report on Form 8-K
         reporting under Item 4 that we had engaged Deloitte & Touche LLP as our new independent accountants.

                  On July 9, 2002 we filed a current report on Form 8-K
         reporting under Item 9 that we had issued a press release announcing an update of our operations for the second quarter of 2002 and an updating of our 2002 forecast.

                  On August 8, 2002 we filed a current report on Form 8-K
         reporting under Item 9 that we had issued a press release announcing our earnings and financial highlights for the second quarter of 2002.

                  On August 8, 2002 we filed an amended current report on Form
         8-K/A to include a conformed signature for the Form 8-K filed August 8,
         2002. The conformed signature was inadvertently omitted from the originally-filed Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                         ST. MARY LAND & EXPLORATION COMPANY

August 14, 2002                          By  /s/ MARK A. HELLERSTEIN
                                           -----------------------------------
                                           Mark A. Hellerstein
                                           President and Chief Executive Officer

August 14, 2002                          By  /s/ RICHARD C. NORRIS
                                           -----------------------------------
                                           Richard C. Norris
                                           Vice President - Finance, Secretary
                                           and Treasurer

August 14, 2002                          By  /s/ GARRY A. WILKENING
                                           -----------------------------------
                                           Garry A. Wilkening
                                           Vice President - Administration and
                                           Controller