Form 10-K/A
period 2001-12-31
ST MARY LAND & EXPLORATION CO
filed 2002-08-28
CIK 893538

=======================================================================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                FORM 10-K/A No. 2

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

================================================================================

EXPLANATORY NOTE -- THIS AMENDMENT ON FORM 10-K/A NO. 2 TO THE REGISTRANT'S FORM
10-K FOR THE YEAR ENDED DECEMBER 31, 2001 IS BEING FILED TO INSERT A DISCLOSURE
IN PART III, ITEM 13 OF A $200,000 LOAN BY THE REGISTRANT TO AN EXECUTIVE
OFFICER, THAT WAS INADVERTENTLY OMITTED FROM THE PROXY STATEMENT DISCLOSURES
INCORPORATED BY REFERENCE IN RESPONSE TO THAT ITEM, AND TO FILE THE UNDERLYING
LOAN DOCUMENTS AS EXHIBIT 10.29 HERETO. ALL OTHER INFORMATION CONTAINED IN THE
ORIGINAL FORM 10-K, AS AMENDED BY THE AMENDMENT ON FORM 10-K/A FILED ON MARCH
25, 2002, REMAINS UNCHANGED EXCEPT FOR CERTAIN DISCLOSURES ON THE AUDIT REPORT
OF ARTHUR ANDERSEN LLP INCLUDED HEREIN AND IN EXHIBIT 23.1 HERETO CONCERNING THE
INABILITY OF THE REGISTRANT TO OBTAIN A REISSUED AUDIT REPORT AND CONSENT OF
ARTHUR ANDERSEN LLP IN CONNECTION WITH THE FILING OF THIS FORM 10-K/A NO. 2.

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
2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information set forth under the caption "Certain Relationships and
Related Transactions" in St. Mary's definitive proxy statement filed with the
SEC on April 15, 2002 for the 2002 annual meeting of stockholders is incorporated herein by reference. In addition, the following information is also provided:

         In July 2000, St. Mary made an interest-free loan of $200,000 to Robert
T. Hanley at the time he was appointed Vice President - Business Development of
St. Mary. The loan was made to enable Mr. Hanley to purchase a residence in
Denver, Colorado in connection with St. Mary's relocation of Mr. Hanley to
Denver from Billings, Montana, where housing costs are substantially lower. Mr.
Hanley was previously Chief Financial Officer of Nance Petroleum Corporation, a
wholly owned subsidiary that St. Mary acquired in June 1999, which has its principal offices in Billings.

         The loan is secured by a deed of trust on the residence that Mr. Hanley purchased in Denver. The loan is due and payable in full upon the earlier of thirty days after a termination of employment or July 15, 2005. However, in
August 2002 Mr. Hanley informed St. Mary that he will repay the loan before it is otherwise due, upon the completion of pending refinancing for the residence.

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
       10.26**  St. Mary Land & Exploration Company 5.75% Senior Convertible
                Notes Due 2022 Indenture dated March 13, 2002
       10.27**  First Amendment to Credit Agreement dated December 22, 1998
       10.28**  Fourth Amendment to Credit Agreement dated March 4, 2002
       10.29*   Promissory Note dated July 21, 2000 and Letter Agreement dated
                July 21, 2000 for $200,000 Relocation Loan to Robert T. Hanley
       21.1**   Subsidiaries of Registrant
       23.1*    Information About Lack of Consent of Arthur Andersen LLP
       23.2*    Consent of Ryder Scott Company, L.P.
       24.1**   Power of Attorney
--------------------
      *   Filed with this Form 10-K/A No. 2.
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

                                                    /s/ ARTHUR ANDERSEN LLP

Denver, Colorado,
 February 18, 2002.

NOTE: THIS REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS DATED FEBRUARY 18, 2002 BY
ARTHUR ANDERSEN LLP IS A COPY OF THE REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN
LLP AND INCLUDED WITH THE ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER
31, 2001 FILED WITH THE SEC ON MARCH 19, 2002 AND THE ANNUAL REPORT ON FORM
10-K/A FOR THE YEAR ENDED DECEMBER 31, 2001 FILED WITH THE SEC ON MARCH 25,
2002. SUCH REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP FOR INCLUSION
WITH THE ANNUAL REPORT ON FORM 10-K/A NO. 2 FOR THE YEAR ENDED DECEMBER 31, 2001
(THE "FORM 10-K/A NO. 2"). AFTER REASONABLE EFFORTS, ST. MARY LAND &
EXPLORATION COMPANY HAS BEEN UNABLE TO OBTAIN A REISSUED REPORT OF ARTHUR
ANDERSEN LLP FOR INCLUSION WITH THE FORM 10-K/A NO. 2, AND IN RELIANCE ON RULE
437A UNDER SECURITIES ACT OF 1933 IS INCLUDING A COPY OF THE PREVIOUSLY ISSUED
REPORT WITH THE FORM 10-K/A NO. 2.

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

                                      ST. MARY LAND & EXPLORATION COMPANY
                                      ---------------------------------------
                                                 (Registrant)

Date: August 28, 2002                 By: /s/ MARK A. HELLERSTEIN
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

Signature                     Title                               Date
---------                     -----                               ----

*                            Chairman of the Board of Directors  August 28, 2002
--------------------------
Thomas E. Congdon

/s/ MARK A. HELLERSTEIN      President, Chief Executive Officer  August 28, 2002
--------------------------   and Director
Mark A. Hellerstein

*                            Executive Vice President, Chief     August 28, 2002
--------------------------   Operating Officer and Director
Ronald D. Boone

*                            Vice President-Finance,             August 28, 2002
--------------------------   Secretary and Treasurer
Richard C. Norris

*                            Vice President-Administration       August 28, 2002
--------------------------   and Controller
Garry A. Wilkening

Signature                    Title                                Date
---------                    -----                                ----

*                            Director                            August 28, 2002
--------------------------
Larry W. Bickle

*                            Director                            August 28, 2002
--------------------------
David C. Dudley

*                            Director                            August 28, 2002
--------------------------
Robert L. Nance

*                            Director                            August 28, 2002
--------------------------
Arend J. Sandbulte

*                            Director                            August 28, 2002
--------------------------
John M. Seidl

*                            Director                            August 28, 2002
--------------------------
William J. Gardiner

*                            Director                            August 28, 2002
--------------------------
Jack Hunt

*  By:  /s/ MARK A. HELLERSTEIN                                  August 28, 2002
        -----------------------
        Mark A. Hellerstein
       (as attorney-in-fact for each of the persons indicated)