Form 10-K
period 2002-12-31
ST MARY LAND & EXPLORATION CO
filed 2003-03-13
CIK 893538

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[ x ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
      Act of 1934
                  For the fiscal year ended December 31, 2002
                                       or
[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934.

                        Commission file number 001-31539

                     ST. MARY LAND & EXPLORATION COMPANY
             (Exact name of registrant as specified in its charter)

            Delaware                                     41-0518430
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

             1776 Lincoln Street, Suite 700, Denver, Colorado 80203
             ------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (303) 861-8140
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b)of the Act:

        Title of each class                          Name of each exchange
                                                      on which registered

    Common Stock, $.01 par value                    New York Stock Exchange
    ----------------------------                    -----------------------

           Securities registered pursuant to Section 12(g)of the Act:
                                      None

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

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as defined in Rule 12-6-2 of the Act). Yes [ x ] No [ ]

The  aggregate  market  value of  27,152,051  shares  of  voting  stock  held by non-affiliates  of the  registrant,  based  upon the  closing  sale price of the common stock on June 28, 2002,  the last business day of the  registrant's  most recently completed second fiscal quarter, of $24.06 per share as reported on the
Nasdaq  National  Market System,  on which St. Mary's common stock was traded at the time,  was  $653,278,347.  Shares of common stock held by each  director and executive  officer  and by each  person who owns 10% or more of the  outstanding common  stock or who is  otherwise  believed  by the  Company to be in a control position  have been  excluded.  This  determination  of affiliate  status is not necessarily a conclusive determination for other purposes.

          As of  March 3, 2003, the  registrant had 31,433,900 shares  of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

The information  required by Items 10, 11, 12 and 13 of Part III is incorporated by  reference  from  portions of the  registrant's  definitive  proxy  statement relating to its 2003 annual meeting of  stockholders to be filed within 120 days from December 31, 2002.

================================================================================

                                TABLE OF CONTENTS
                                -----------------

ITEM                                                                        PAGE
----                                                                        ----
                                     PART I

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS.........................................34

ITEM 6.   SELECTED FINANCIAL DATA.............................................36

                                   i

                                TABLE OF CONTENTS
                                -----------------
                                   (Continued)
ITEM                                                                        PAGE
----                                                                        ----

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK.........................................................55

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................56

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.................................56

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..................56

ITEM 11.  EXECUTIVE COMPENSATION..............................................57

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS......................57

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................57

ITEM 14.  CONTROLS AND PROCEDURES.............................................57

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
          REPORTS ON FORM 8-K.................................................58

                                       ii

                                     PART I

When we use the terms "St. Mary," "we," "us" or "our," we are referring to St.
Mary Land & Exploration Company and its subsidiaries, unless the context otherwise requires. We have included technical terms important to an understanding of our business under "Glossary". Throughout this document we make statements that are classified as "forward-looking". Please refer to the
"Cautionary Statement about Forward-Looking Statements" section of this document for an explanation of these types of assertions.

ITEM 1.  BUSINESS

Background

         St. Mary Land & Exploration Company is an independent energy company engaged in the exploration, development, acquisition and production of natural gas and crude oil. St. Mary was founded in 1908 and incorporated in
Delaware in 1915. Our operations are focused in the following five core operating areas in the United States:

         o        the Mid-Continent region in Oklahoma and northern Texas;

         o        the ArkLaTex region that spans northern Louisiana and portions of Arkansas, Mississippi and eastern Texas;

         o        the onshore Gulf Coast and offshore Gulf of Mexico;

         o        the Rocky Mountain region consisting of the Williston Basin in eastern Montana and western North Dakota and the Powder River,
                  Green River and Wind River Basins in Wyoming; and

         o        the Permian Basin in eastern New Mexico and western Texas.

         As of December 31, 2002, we had estimated proved reserves of approximately 36.1 MMBbls of oil and 274.2 Bcf of natural gas, or a total of
490.9 BCFE, 88% of which were proved developed and 56% of which were natural gas, with a PV-10 value of $824.8 million. For the year ended December 31, 2002, we produced 55.1 BCFE representing average daily production of 150.8 MMCFE per day.

         We focus our resources in selected domestic basins where we believe that our expertise in geology, geophysics and drilling and completion techniques provides us with competitive advantages. We have assembled a balanced program of low-to-medium-risk development and exploitation projects to provide the foundation for steady growth. In addition, we have a portfolio of higher-potential exploration projects and non-conventional gas plays in the
Rocky Mountain region that we believe could significantly increase our reserves and production. We measure and rank our investment decisions based on their risk-adjusted impact on per share net asset value. In the past, we have sold selected assets when we believed attractive prices were available, and we will continue to evaluate such opportunities in the future.

         We seek to develop our existing property base and acquire acreage with additional potential in our core areas. From January 1, 2000, through December
31, 2002, we participated in the drilling or recompletion of 623 gross wells with an average success rate of 82%. During that same period we added estimated proved reserves of 347 BCFE at an average finding cost of $1.44 per MCFE. Our average annual production replacement was 214% during this three-year period, and our production has grown at an average rate of 21% per year over the same time period.

         As of December 31, 2002, we had an acreage position of 1,145,507 gross
(542,736 net) acres of which 504,873 gross (325,290 net) acres were undeveloped.
For 2003 we have budgeted capital expenditures of $135 million for ongoing development, exploitation and exploration programs in our core operating areas and $90 million for acquisitions of oil and gas properties.

         Our principal offices are located at 1776 Lincoln Street, Suite 700,
Denver, Colorado 80203, and our telephone number is (303) 861-8140.

Business Strategy

         Our objective is to build stockholder value through consistent economic growth in reserves and production that increase net asset value per share, cash flow per share and earnings per share. The principal elements of our strategy are as follows:

         o        Maintain Focused Geographic Operations. We focus on
                  exploration, development and acquisition activities in five core operating areas where we have built a balanced portfolio of proved reserves, development drilling opportunities and higher-potential exploration and non-conventional gas
                  prospects. We believe that our leasehold position is a
                  strategic asset. Our senior technical managers, each
                  possessing over 20 years of experience, head up regional
                  technical offices supported by centralized administration in our Denver office. We believe that our long-standing presence, our established networks of local industry relationships and our acreage holdings in our core operating areas provide us with a competitive advantage. In addition, we believe that we can continue to expand our operations without the need to
                  proportionately increase the number of employees.

         o        Continue Exploitation and Development of Existing Properties.
                  We use our comprehensive base of geological, geophysical,
                  engineering and production experience in each of our core
                  operating areas to source prospects for our ongoing
                  low-to-medium-risk development and exploitation programs. We conduct detailed geologic studies and use an array of
                  technologies and tools including 2-D and 3-D seismic imaging, hydraulic fracturing and reservoir stimulation techniques, and specialized logging tools to enhance the potential of our
                  existing properties. In 2002 we participated in the drilling or recompletion of 168 gross wells with a 79% success rate.

         o        Pursue Higher-Risk Higher-Potential Exploration Projects. We
                  have allocated approximately 7% of our 2003 drilling and
                  exploration capital expenditures budget to higher-potential exploration and unconventional gas projects. Our strategy is to test several of these prospects each year that in total have the potential to significantly increase our reserves. We seek to invest in a diversified mix of projects and generally limit our capital exposure by participating with other
                  experienced industry partners. We plan to test projects in the
                  Mid-Continent region and Rocky Mountain area during 2003.

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
                  acquisitions, both of which were acquired with our common
                  stock. We have budgeted $90.0 million for acquisitions in
                  2003, of which $74.0 million closed in January 2003, including the acquisition of properties from Flying J Oil & Gas Inc.
                  and Big West Oil & Gas Inc. in exchange for the issuance
                  of 3,380,818 restricted shares of St. Mary common stock.

         o        Control Operations. We believe it is important to control
                  geologic and operational decisions as well as the timing of those decisions. At December 31, 2002, we operated 31% of our properties on a volume basis and 66% on a PV-10 value basis.
                  We are the operator of properties representing approximately
                  81% of our 2003 capital budget.

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

Significant Developments Since December 31, 2001

         o        2002 Acquisitions of Oil and Gas Properties. In December 2002
                  St. Mary completed a $69.5 million acquisition of properties in the Williston Basin from Burlington Resources Oil & Gas
                  Company LP. The properties are located in Montana and North
                  Dakota and produce approximately 3,100 barrels of oil and
                  3,300 Mcf of gas per day. Smaller acquisitions during 2002 included the $7.5 million Mid-Continent acquisition from
                  Merchant Resources LP, the $4.9 million acquisition in the
                  Huxley Field located in east Texas and $5.8 million in various other properties. We used cash from our March 2002 senior
                  convertible note placement and borrowings under our bank
                  credit facility to fund these acquisitions.

         o        2003 Acquisition of Oil and Gas Properties. In January 2003
                  St. Mary issued 3,380,818 shares of its restricted common
                  stock valued at $71.6 million to acquire Rocky Mountain
                  properties from Flying J Oil & Gas Inc. and Big West Oil
                  & Gas Inc. This acquisition included properties located in the Williston, Powder River and Green River Basins with 66.9
                  BCFE of proved reserves and production of approximately 2,100 barrels of oil and 8,200 Mcf of gas per day. We also received a net amount of $2.8 million in cash for normal purchase price adjustments. In addition, St. Mary made a non-recourse loan to
                  Flying J and Big West of $71.6 million at LIBOR plus 2% for up to a 39-month period. The loan is secured by a pledge of the shares of St. Mary stock issued to Flying J and Big West. The loan was funded through borrowings under our bank credit
                  facility.

         o        Increase in 2002 Year-End Reserves. Proved reserves increased
                  28% from December 31, 2001 to 490.9 BCFE as of December 31,
                  2002. We added 101.6 BCFE through acquisitions for cash and
                  40.3 BCFE from drilling activities. There were net upward
                  revisions of previous reserves totaling 26.4 BCFE. This upward revision was the result of a 33.9 BCFE increase from price revisions, which was partially offset by 7.5 BCFE in negative performance revisions.

         o        New York Stock Exchange Listing. On November 20, 2002 St. Mary
                  Land & Exploration Company's common stock began trading on the New York Stock Exchange. The Company believes the NYSE will improve visibility with investors and the auction market structure will help reduce intra-day volatility and increase the liquidity in St. Mary's stock. Prior to November 20, 2002
                  St. Mary's common stock was traded on the Nasdaq National
                  Market System.

         o        Senior Convertible Notes. In March 2002 we issued in a private placement a total of $100.0 million of our 5.75% senior
                  convertible notes due 2022 with a1/2% contingent interest
                  provision. We received net proceeds of $96.7 million after deducting the initial purchasers' discount and offering
                  expenses paid by us. The notes are general unsecured
                  obligations and rank on a parity in right of payment with all our existing and future senior indebtedness and other general unsecured obligations. They are senior in right of payment to all our future subordinated indebtedness. The notes are
                  convertible into our common stock at a conversion price of
                  $26.00 per share, subject to adjustment. We can redeem the notes with cash in whole or in part at a repurchase price of
                  100% of the principal amount plus accrued and unpaid interest beginning on March 20, 2007. The note holders have the option of requiring us to repurchase the notes for cash at 100% of the principal amount plus accrued and unpaid interest
                  (including contingent interest) upon (1) a change in control of St. Mary or (2) on March 20, 2007, March 15, 2012 and March
                  15, 2017. On March 20, 2007, we may pay the repurchase price with cash, shares of our common stock or any combination of cash and our common stock. We are not restricted from paying dividends, incurring debt, or issuing or repurchasing our
                  securities under the indenture for the notes. There are no financial covenants in the indenture. We used a portion of the net proceeds from the notes to repay our credit facility
                  balance and used the remaining net proceeds to fund a portion of our 2002 capital expenditures.

         o        Revolving Credit Agreement. In January 2003 we entered into a new long-term revolving credit agreement with nine banks. The maximum loan amount is $300 million with a calculated
                  borrowing base of $250 million. We have reduced the commitment amount to $150 million to meet our projected needs. The
                  maturity date is January 27, 2006. Interest is accrued based on the borrowing base utilization and is currently LIBOR plus
                  1.25%.

Major Customers

         During 2002 there were no sales to individual customers that accounted for more than 10% of our total oil and gas production revenue. During 2001 sales to Transok Gas Company accounted for 12.0% and sales to BP Amoco accounted for
11.3% of our total oil and gas production revenue. During 2000 sales to BP Amoco accounted for 22.3% of our total oil and gas production revenue.

Employees and Office Space

         As of December 31, 2002, St. Mary had 185 full-time employees. None of our employees are subject to a collective bargaining agreement. We consider our relations with our employees to be good. We lease approximately 42,660 square feet of office space in Denver, Colorado for our executive and administrative offices, of which 9,479 square feet is subleased. We also lease approximately
14,990 square feet of office space in Tulsa, Oklahoma; approximately 11,740 square feet in Shreveport, Louisiana; approximately 7,500 square feet in
Lafayette, Louisiana; and approximately 15,830 square feet in Billings, Montana.

Title to Properties

         Substantially all of our working interests are held pursuant to leases from third parties. A title opinion is usually obtained prior to the commencement of drilling operations on properties. We have obtained title opinions or conducted a thorough title review on substantially all of our producing properties and believe that we have satisfactory title to such properties in accordance with standards generally accepted in the oil and gas industry. Our properties are subject to a mortgage under our credit facility, customary royalty interests, liens for current taxes, and other burdens that we believe do not materially interfere with the use of or affect the value of such properties. We perform only a minimal title investigation before acquiring undeveloped properties.

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

         Energy Regulations. With respect to federal energy regulation, the transportation and sale for resale of natural gas in interstate commerce have historically been regulated pursuant to several laws enacted by Congress and regulations promulgated under these laws by the Federal Energy Regulatory
Commission and its predecessor. In the past the federal government has regulated the prices at which gas could be sold. Congress removed all price and non-price controls affecting wellhead sales of natural gas effective January 1, 1993.
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

         The ultimate impact of the complex rules and regulations issued by the
FERC since 1985 cannot be predicted. In addition, many aspects of these regulatory developments have not become final but are still pending judicial and final FERC decisions. We cannot predict what further action the FERC will take on these matters. Some of the FERC's more recent proposals may, however, adversely affect the availability and reliability of interruptible transportation service on interstate pipelines. Additional proposals and proceedings that might affect the natural gas industry are pending before
Congress and the courts. The natural gas industry historically has been very heavily regulated; therefore, there is no assurance that the less stringent regulatory approach recently pursued by the FERC and Congress will continue. We do not believe that we will be affected by any action taken that differs materially from other natural gas producers and marketers with whom we compete.

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

         Environmental Regulations. Our operations are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas, and impose substantial liabilities for any pollution resulting from our operations.

         Public interest in the protection of the environment has increased dramatically in recent years. Onshore and offshore drilling in some areas has been opposed by environmental groups and, in some areas, has been restricted.
Legislation has also been proposed in Congress from time to time that would reclassify certain oil and gas exploration and production wastes as "hazardous wastes," which would make the reclassified wastes subject to much more stringent handling, disposal and clean-up requirements. To the extent laws are enacted or other governmental actions are taken that prohibit or restrict offshore drilling or impose environmental protection requirements that result in increased costs to the natural gas and oil industry (both onshore and offshore), our business and prospects could be adversely affected. We believe that we are in substantial compliance with current applicable environmental laws and regulations and that continued compliance with existing requirements would not have a material adverse impact on us.

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

         The Oil Pollution Act and regulations thereunder impose a variety of regulations on "responsible parties" related to the prevention of oil spills and liability for damages resulting from such spills in United States waters. A
"responsible party" includes the owner or operator of an onshore facility, pipeline or vessel, or the lessee or permittee of the area in which an offshore facility is located. The OPA assigns liability to each responsible party for oil cleanup costs and a variety of public and private damages. While liability limits apply in some circumstances, a party cannot take advantage of liability limits if the spill was caused by gross negligence or willful misconduct or resulted from violation of a federal safety, construction or operating regulation. Likewise, if the party fails to report a spill or to cooperate fully in the cleanup, liability limits do not apply. Even if applicable, the liability limits for offshore facilities require the responsible party to pay all removal costs, plus up to $75 million in other damages. Few defenses exist to the liability imposed by the OPA.

         The OPA imposes ongoing requirements on a responsible party, including the preparation of oil spill response plans and proof of financial responsibility to cover environmental cleanup and restoration costs that could be incurred in connection with an oil spill. As amended by the Coast Guard
Authorization Act of 1996, the OPA requires responsible parties for covered offshore facilities that have a worst case oil spill of more than 1,000 barrels to demonstrate financial responsibility in amounts ranging from at least $10 million in specified state waters to at least $35 million in federal outer continental shelf waters, with higher amounts of up to $150 million if a formal risk assessment indicates that a higher amount should be required based on specific risks posed by the operations or if the worst case oil spill discharge volume possible at the facility may exceed the applicable threshold volumes specified under the final rule of the MMS implementing these financial responsibility requirements as enacted in August 1998. We do not anticipate that we will experience any difficulty in continuing to satisfy the MMS requirements for demonstrating financial responsibility under the OPA.

         The Federal Water Pollution Control Act, also known as the Clean Water
Act, imposes restrictions and strict controls regarding the discharge of produced waters and other oil and gas wastes into navigable waters. Permits must be obtained to discharge pollutants into waters and to conduct construction activities in waters and wetlands. The FWPCA and similar state laws provide for civil, criminal and administrative penalties for any unauthorized discharges of pollutants and unauthorized discharges of reportable quantities of oil and other hazardous substances. Many state discharge regulations and the general permits from the Federal National Pollutant Discharge Elimination System prohibit the discharge of produced water and sand, drilling fluids, drill cuttings and certain other substances related to the oil and gas industry into coastal waters. Although the costs to comply with zero discharge mandates under federal or state law may be significant, the entire industry is expected to experience similar costs, and we believe that these costs will not have a material adverse impact on our results of operations or financial position. The United States
Environmental Protection Agency has adopted regulations requiring certain oil and gas exploration and production facilities to obtain permits for storm water discharges. Costs may be associated with the treatment of wastewater or developing and implementing storm water pollution prevention plans.

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

         These external factors and the volatile nature of the energy markets make it difficult to estimate future prices of oil and natural gas. Declines in oil and gas prices would reduce our revenue and could also reduce the amount of oil and gas that we can produce economically and, as a result, could have a material adverse effect on our financial condition, results of operations and reserves. Further, oil and gas prices do not necessarily move in tandem. Because approximately 56% of our proved reserves were natural gas reserves as of
December 31, 2002, our financial results are slightly more affected by changes in natural gas prices.

A material portion of our production, revenues and cash flows are derived from one field.

         Production from the Judge Digby Field accounted for approximately 10%
of our total oil and gas production volumes during 2002. If the level of production from this field substantially declines other than through normal depletion over the expected reserve life, it could have a material adverse impact on our overall production levels and our revenues.

Our future success depends on our ability to replace reserves that we produce.

         Our future success depends on our ability to find, develop and acquire oil and gas reserves that are economically recoverable. As of December 31, 2002 our proved reserves would last approximately 8.9 years if produced constantly at the 2002 rate of production. In order to maintain current production rates we must locate and develop or acquire new oil and gas reserves to replace those being depleted by production. We may do this even during periods of low oil and gas prices. Without successful exploration or acquisition activities, our reserves, production and revenues will decline rapidly. In addition, approximately 12% of our total estimated proved reserves at December 31, 2002, were undeveloped. By their nature, undeveloped reserves are less certain.
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

         In connection with our acquisitions, we may not be entitled to contractual indemnification for preclosing liabilities, including environmental liabilities. Normally, we acquire interests in properties on an "as is" basis with limited remedies for breaches of representations and warranties. In addition, competition for producing oil and gas properties is intense and many of our competitors have financial and other resources substantially greater than those available to us. Therefore, we cannot assure you that we will be able to acquire oil and gas properties that contain economically recoverable reserves or that we will acquire such properties at acceptable prices.

         Additionally, significant acquisitions can change the nature of our operations and business depending upon the character of the acquired properties, which may have substantially different operating and geological characteristics or be in different geographic locations than our existing properties. While it is our current intention to continue to concentrate on acquiring properties with development, exploitation and exploration potential located in our five core operating areas, we cannot assure you that in the future we will not decide to pursue acquisitions of properties located in other geographic regions. To the extent that such acquired properties are substantially different than our existing properties, our ability to efficiently realize the expected economic benefits of such transactions may be limited.

We may not be able to successfully integrate future property or corporate acquisitions.

         We seek to make selective niche acquisitions of oil and gas properties, and we will pursue corporate acquisitions that we believe will be accretive.
However, integrating acquired properties and businesses involves a number of special risks. These risks include the possibility that management may be distracted from normal business concerns by the need to integrate operations and systems and in retaining and assimilating additional employees. Any of these or other similar risks could lead to potentially adverse short-term or long-term effects on our operating results. We cannot assure you that we will be able to obtain adequate funds for future property or corporate acquisitions, successfully integrate our future property or corporate acquisitions or that we will realize any of the anticipated benefits of the acquisitions.

Substantial capital is required to replace and grow reserves.

         We make, and will continue to make, substantial expenditures to find, acquire, develop and produce oil and natural gas reserves. Our capital expenditures for oil and gas properties were $193.0 million for 2002 and $182.9 million during 2001. We have budgeted total capital expenditures of $225.0 million in 2003. With the cash provided by operating activities and borrowings under our credit facility, we believe we will have sufficient cash to fund budgeted capital expenditures in 2003. If additional development or attractive acquisition opportunities arise, we may consider other forms of financing, including the public offering or private placement of equity or debt securities.
However, if oil and gas prices decrease or we encounter operating difficulties that result in our cash flow from operations being less than expected, we may have to reduce the capital we can spend in future years unless we raise additional funds through debt or equity financing. We cannot assure you that debt or equity financing, cash generated by operations or borrowing capacity will be available to us on acceptable terms to meet these requirements.

         Future cash flows and the availability of financing will be subject to a number of variables, such as:

         o        our success in locating and producing new reserves;

         o        the level of production from existing wells;

         o        prices of oil and natural gas;

         o        lease operating expense, including workovers and taxes; and

         o        administrative expense.

         Issuing equity securities to satisfy our financing requirements could cause substantial dilution to existing stockholders. Debt financing could lead to:

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

         We closed a new long-term revolving credit facility in January 2003 with a 9-bank group led by Wachovia Bank. Under the facility, the maximum loan amount is $300.0 million. The amount actually available from time to time depends on a borrowing base that the lenders periodically redetermine based on the value of our oil and gas properties and other assets. The stated total borrowing base is $215.0 million and will be increased to $250.0 million after sufficient mortgage collateral has been provided to the banks. Since we pay commitment fees based on the unused portion of the borrowing base, we have reduced the commitment that we have accepted under the borrowing base to $150.0 million to correspond with our projected funding requirements.

         Our next borrowing base redetermination date is scheduled to occur on or about April 15, 2003. We cannot assure you that the banks will agree to a borrowing base redetermination that is adequate for our anticipated financing needs.

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

         We follow the successful efforts accounting method. All property acquisition costs and costs of exploratory and development wells are capitalized when incurred, pending the determination of whether proved reserves have been discovered. If proved reserves are not discovered with an exploratory well, the costs of drilling the well are expensed. All geological and geophysical costs on exploratory prospects are expensed as incurred. The capitalized costs of our oil and gas properties, on a field-by-field basis, may not exceed the estimated future net cash flows of that field. If capitalized costs exceed future net revenues we write down the costs of each such field to our estimate of fair market value. Unproved properties are evaluated at the lower of cost or fair market value. This type of charge will not affect our cash flow from operating activities, but it will reduce the book value of our stockholders' equity. We review the carrying value of our properties quarterly, based on prices in effect as of the end of each quarter or as of the time of reporting our results. Once incurred, a writedown of oil and gas properties is not reversible at a later date even if oil or gas prices increase. St. Mary incurred impairment and abandonment charges on proved and unproved properties of $2.4 million, $4.7 million and $6.3 million in 2002, 2001 and 2000, respectively.

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

         In addition, you should not construe PV-10 value as the current market value of the estimated oil and natural gas reserves attributable to our properties. We have based the PV-10 value on prices and costs as of the date of the estimate, in accordance with applicable regulations, whereas actual future prices and costs may be materially higher or lower. For example, values of our reserves at December 31, 2002 were estimated starting with a calculated weighted average sales price of $31.20 per barrel of oil (NYMEX) and $4.74 per MMBtu of gas (Gulf Coast spot price), then adjusted for transportation, quality and basis differentials. During 2002 our monthly average realized gas prices were as high as $3.99 per Mcf and as low as $2.24 per Mcf. For the same period our monthly average realized oil prices were as high as $27.66 per Bbl and as low as $17.72 per Bbl. Many factors will affect actual future net cash flows, including:

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

         As a result of their prior employment with another company with which
St. Mary engaged in a number of transactions, Ronald D. Boone, the Executive
Vice President and Chief Operating Officer and a director of St. Mary, and two other vice presidents of St. Mary own royalty interests in many of St. Mary's properties, which were earned as part of the prior employer's employee benefit programs. One vice president also owns certain working interests through participation in acquisitions made by his former employer. Those persons have no royalty participation in any new St. Mary properties.

         Mr. Boone also owns 25% of Princeton Resources LLC, which owns the oil and gas working interests that he acquired as a result of his prior employment.
Although Mr. Boone does not manage this entity, he may participate in any investment decisions made by them.

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

         At February 28, 2003, we had 31,433,900 shares of common stock outstanding. Of the shares outstanding, approximately 27,405,059 shares were freely tradable without substantial restriction or the requirement of future registration under the Securities Act. Also as of that date, options to purchase
3,025,007 shares of our common stock were outstanding, of which 1,911,398 were exercisable. These options are exercisable at prices ranging from $9.25 to
$33.3125 per share. Sales of substantial amounts of common stock, or a perception that such sales could occur, and the existence of options or warrants to purchase shares of commons stock at prices that may be below the then -
current market price of the common stock could adversely affect the market price of the common stock and could impair our ability to raise capital through the sale of our equity securities.

Our Former Chairman of the Board and his extended family may be able to control
us.

         Thomas E. Congdon, a director and our former Chairman of the Board, and members of his extended family owned approximately 16% of the outstanding shares of our common stock as of February 28, 2003. While no formal arrangements exist, these extended family members may be inclined to act in concert with Mr. Congdon on matters related to control of St. Mary, including for example the election of directors or response to an unsolicited bid to acquire St. Mary. Accordingly,
Mr. Congdon and his family may be able to control or influence matters presented to our stockholders.

We may not always pay dividends on our common stock.

         Although we have paid cash dividends to stockholders every year since
1940 and we expect that our practice of paying dividends will continue, the payment of future dividends remains in the discretion of the board of directors and will continue to depend on our earnings, capital requirements, financial condition and other factors. In addition, the payment of dividends is subject to covenants in our bank credit facility, including the requirement that we maintain certain levels of stockholder's equity. The board of directors may determine in the future to reduce the current annual dividend rate of $0.10 per share or discontinue the payment of dividends altogether.

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

Available Information

         Our Internet website address is www.stmaryland.com. We make available free of charge through our website's financial information section our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form
8-K, and amendments to those reports filed with or furnished to the SEC under applicable securities laws as soon as reasonably practical after we electronically file such material with, or furnish it to, the SEC. Our web site information is not incorporated by reference into this Annual Report on Form
10-K.

Glossary

         The terms defined in this section are used throughout this Annual
Report on Form 10-K.

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

Finding cost. Expressed in dollars per BOE or MCFE. Finding costs are calculated by dividing the amount of total capital expenditures for oil and gas activities by the amount of estimated net proved reserves added during the same period
(including the effect on proved reserves of reserve revisions).

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

ITEM 2.  PROPERTIES

Operations

         St. Mary's exploration, development and acquisition activities are focused in five core operating areas: the Mid-Continent region; onshore Gulf
Coast and offshore Gulf of Mexico; the ArkLaTex region; the Rocky Mountain region in Montana, North Dakota and Wyoming; and the Permian Basin in west Texas and New Mexico. Information concerning each of our major areas of operations, based on our estimated proved reserves as of December 31, 2002, is shown below.

                                                 Estimated Proved Reserves
                                         ----------------------------------------
                                                                       MMCFE                   PV-10 Value
                                           Oil        Gas      ------------------    ------------------------
                                         (MBbls)    (MMcf)      Amount    Percent    (In thousands)   Percent
                                         -------    -------    ------------------    ------------------------
 Mid-Continent Region...........           1,315    140,840    148,731      30.3%         $ 278,685     33.8%
 ArkLaTex Region................           1,350     47,464     55,566      11.3%            91,458     11.1%
 Gulf Coast and Gulf of Mexico..             400     37,505     39,906       8.1%           103,128     12.5%
 Rocky Mountain Region..........          27,422     35,568    200,096      40.8%           284,482     34.5%
 Permian Basin..................           5,632     12,795     46,588       9.5%            67,055      8.1%
                                         -------    -------    -------    -------    --------------   -------
 Total..........................          36,119    274,172    490,887     100.0%         $ 824,808    100.0%
                                         =======    =======    =======    =======    ==============   =======

         Mid-Continent Region. Since 1973 St. Mary has been active in the
Mid-Continent region, where operations are managed by our 32-person Tulsa,
Oklahoma office. We have ongoing exploration and development programs in the
Anadarko and Arkoma Basins of Oklahoma and Texas. The Mid-Continent region accounted for 30% of our estimated proved reserves as of December 31, 2002, or

148.7 BCFE, 84% of which were proved developed and 95% of which were natural gas. We participated in drilling 50 gross wells in this region in 2002, including 26 wells operated by us, 88% of which were completed as producers.

         St. Mary's development and exploration budget in the Mid-Continent region for 2003 totals $45.0 million. We plan to operate 36 drilling wells in the Mid-Continent region during 2003 and to utilize three to four drilling rigs throughout the year. Our 2003 budget also reflects participation in an additional 10 to 30 wells to be operated by other entities.

         Anadarko Basin. Our long history of operations and proprietary geologic knowledge enables us to sustain economic development and exploration programs despite periods of adverse industry conditions. We are applying state of the art technology in hydraulic fracturing and innovative well completion techniques to accelerate production and associated cash flow from the region's tight gas reservoirs. We also continue to benefit from the continuing consolidation of operators in the basin as we pursue attractive opportunities to acquire properties.

         Approximately 55% of the drilling activities for 2003 will be focused on low-to-medium-risk development in the Cromwell, Granite Wash, Osborne, Red
Fork and Spiro formations. In addition, approximately 45% of our 2003
Mid-Continent capital budget is allocated to deeper, higher-potential wells in the Morrow and Atoka formations at the NE Mayfield Field in Oklahoma and in various other fields within the Morrow and Springer formations at depths up to
22,000 feet.

         Carrier Prospect. Within its inventory of higher-risk higher-potential exploration prospects, St. Mary holds an aggregate 42% working interest in 5,700 acres in Leon County, Texas. Our Carrier Prospect acreage relates to a platform reef prospect located near the industry's prolific Cotton Valley pinnacle reef discovery and targets potentially larger platform reefs that we believe developed in the deeper waters of the basin during the Jurassic period. We plan to seek industry participation for an initial test well in 2003.

         Arkoma Basin. In February 2002 we expanded our Arkoma Basin holdings with the acquisition of oil and gas properties and an 89-mile gas gathering system from Merchant Resources #1 L.P. of Houston, Texas for $7.5 million. The properties include undrilled locations and are expected to complement our existing properties in the area. In 2002, we spud 11 wells in this area with an
82% success rate. The primary producing formations in this area include the
Booch, Hartshorne, Wapanucka and the Cromwell. Our average working interest for these wells is 91%, and we anticipate drilling at least ten gross wells in this area in 2002. Initial production rates from the wells have varied from approximately 500 Mcf per day to 1,250 Mcf per day. Since the Merchant
acquisition we have increased production in this area from two MMcf per day to nearly eight MMcf per day.

         Gulf Coast and Gulf of Mexico Region. St. Mary's presence in south
Louisiana dates to the early 1900's when our founders acquired a franchise property in St. Mary Parish on the shoreline of the Gulf of Mexico. These 24,900 acres of fee lands yielded $2.9 million of gross oil and gas royalty revenue in
2002. Our onshore Gulf Coast and Gulf of Mexico presence increased significantly in 1999 with the acquisition of King Ranch Energy. This acquisition included
260,000 gross undeveloped acres (81,000 net acres) and a large 3-D seismic database. The Gulf Coast and Gulf of Mexico region accounted for 8% of our estimated proved reserves as of December 31, 2002, or 39.9 BCFE, 95% of which were proved developed and 94% of which were natural gas.

         St. Mary's diverse activities in the onshore Gulf Coast and Gulf of
Mexico are managed by our 13-person regional office in Lafayette, Louisiana and include ongoing development and exploitation programs in multiple basins onshore south Louisiana as well as several offshore shallow-water Gulf of Mexico blocks.
Advanced 3-D seismic imaging and interpretation techniques and extensive subsurface geological interpretations are revitalizing exploration and development activities in the Miocene trend along the Gulf Coast. Our exploration and development budget in the Gulf Coast and Gulf of Mexico region for 2003 is $17.0 million.

         The Judge Digby Field is the largest field acquired in the King Ranch
Energy acquisition and is located outside Baton Rouge, Louisiana in Point Coupee
Parish. We have interests ranging from 10% to 20% in eleven wells that are producing a total of 180 MMcf per day on a gross basis as of February 2003. This ultra deep field produces from multiple Tuscaloosa reservoirs between 19,000 and
24,000 feet. The wells are characterized by high producing rates such as the
Parlange #11 completed in 2000 at an initial rate of 92,000 Mcf per day. We believe this well had the highest initial production rate for a well ever completed onshore Louisiana. New drilling in this field is continuing with the completion of the J. Wuertele #3 in August 2002 with producing rates up to
60,000 Mcf per day. The Majors #4 was drilled to 22,962 feet and completed in
December 2002 in the C-3 and C-4 Tuscaloosa sands producing at initial rates up to 36,000 Mcf per day. Two new wells and two sidetrack wells are planned for
2003 along with several recompletions in this multi-pay geologically complex field.

         In December 2002 we acquired additional interests in the High Island
Field where we drilled the successful Miami Corp T-1 well in 2001. This well is currently producing 8,500 Mcf per day and we plan to drill an offset well in
2003.

         Fee Lands. St. Mary owns 24,900 acres of fee lands and associated mineral rights in St. Mary Parish located approximately 85 miles southwest of
New Orleans, Louisiana. Since the initial discovery on our fee lands in 1938, our cumulative oil and gas revenues, primarily landowner's royalties, from the
Bayou Sale, Horseshoe Bayou and Belle Isle fields have exceeded $235 million. We currently lease 9,945 acres and have granted a seismic option to Seismic
Exchange, Inc. on the remaining 14,969 acres. The survey is underway and will cover the entire fee properties. SEI estimates the acquisition of the data to be completed by mid-October. Under the terms of the agreement, we are entitled to receive a copy of the processed data and have been granted the right to utilize the data for our purpose or for purposes of showing the data to current lessees and prospective lessees. Upon completion of the processing of the survey data, we are hopeful this will encourage development drilling by our lessees, facilitate the origination of new prospects and stimulate exploration interest in deeper, untested horizons. Our principal operators on the fee properties are
BP Amoco, Cabot and Amerada Hess

         ArkLaTex Region. St. Mary's operations in the ArkLaTex region are managed by our 18-person office in Shreveport, Louisiana. The ArkLaTex region accounted for 11% of our estimated proved reserves as of December 31, 2002, or
55.6 BCFE, 75% of which were proved developed and 85% of which were natural gas.
In 1992, we acquired oil and gas properties and rights to over 6,000 square miles of proprietary 2-D seismic data in the region. Much of the Shreveport office's successful exploration and development programs have derived from niche acquisitions completed since 1992 totaling $23.2 million. These acquisitions have provided access to strategic holdings of undeveloped acreage and proprietary packages of geologic and seismic data, resulting in an active program of additional development and exploration.

         Our holdings in the ArkLaTex region are comprised of interests in approximately 701 producing gross wells, including 117 wells operated by us;
interests in leases totaling approximately 77,158 gross acres; and mineral servitudes totaling approximately 14,600 gross acres. Activities in the ArkLaTex region during 2002 focused on the search for new opportunities and potential analog fields as well as final development of several important field discoveries made by our geoscientists since 1994. We completed two acquisitions totaling $4.9 million for primarily undeveloped properties in the Huxley Field, part of the James Lime Horizontal Trend. Our initial well, the USA N No. 2-H was completed in early 2003 at a rate of 3,800 Mcf per day. We have six additional wells planned in the Huxley Field in 2003.

         In 2003 we will continue to focus on the search for new opportunities and potential analog fields in which to apply our proprietary geologic models and production techniques. We anticipate participating in 35 gross wells in the
ArkLaTex region and are the operator of properties representing approximately
85% of our 2003 ArkLaTex region capital expenditures budget.

         Rocky Mountain Region. Nance Petroleum Corporation, a wholly owned subsidiary of St. Mary, has conducted operations in the Williston Basin in eastern Montana and western North Dakota on our behalf since 1991, initially under a joint venture arrangement and subsequently as a wholly owned subsidiary.
This area has expanded into the Green River Basin with properties acquired from
Choctaw and Flying J and the Powder River Basin with our coal-bed methane pilot project and additional properties acquired from Flying J in 2003. The Rocky
Mountain region accounted for 41% of our estimated proved reserves as of
December 31, 2002, or 200.1 BCFE, 96% of which were proved developed and 82% of which were oil.

         Our office in Billings, Montana includes a 35-person staff. A significant portion of the exploration and development in the Rocky Mountain
Region is based on the interpretation of 3-D seismic data. We have successfully used 3-D seismic imaging to delineate structure and porosity development in the
Red River formation. Since 1991 we have successfully completed 34 out of 38 gross wells drilled and operated. Our prospect inventory continues to expand as results from current activity lead to additional areas to conduct 3-D seismic surveys. Ten additional 3-D surveys are planned for 2003.

         St. Mary spent $17 million on exploration and development in the
Williston Basin in 2002. In December 2002 we completed a $69.5 million acquisition of Williston Basin properties from Burlington Resources. These properties currently produce approximately 3,100 barrels of oil and 3,300 Mcf of gas per day. Our 2003 Rocky Mountain Region exploration and development capital budget is $33.0 million. We plan to drill seventeen operated wells with working interests ranging from 48% to 100%. We are the operator of properties representing approximately 86% of our Rocky Mountain Region capital budget in
2003.

         In January 2003 St. Mary issued 3,380,818 shares of its restricted common stock valued at $71.6 million to acquire Rocky Mountain properties from
Flying J Oil & Gas Inc. and Big West Oil & Gas Inc. This acquisition included properties located in the Williston, Powder River and Green River
Basins with 66.9 BCFE of proved reserves and production of approximately 2,100 barrels of oil and 8,200 Mcf of gas per day. We also received a net amount of
$2.8 million in cash for normal purchase price adjustments. In addition, St.
Mary made a non-recourse loan to Flying J and Big West of $71.6 million at LIBOR plus 2% for up to a 39-month period, which is secured by a pledge of the shares of St. Mary stock issued to Flying J and Big West. The loan was funded through borrowings under our bank credit facility.

         Permian Basin Region. The Permian Basin area covers a significant portion of eastern New Mexico and western Texas and is one of the major producing basins in the United States. The basin includes hundreds of oil fields undergoing secondary and enhanced oil recovery projects. 3-D seismic imaging of existing fields and advanced secondary recovery programs are substantially increasing oil recoveries in the Permian Basin. Our holdings in the Permian
Basin resulted from a series of niche property acquisitions since 1995, which total $22.1 million. We believe that our Permian Basin operations provide us with a solid base of long-lived oil reserves, promising longer-term exploration and development prospects and the potential for secondary recovery projects. The
Permian Basin region accounted for 9.5% of our estimated proved reserves as of
December 31, 2002, or 46.6 BCFE, of which 73% were proved developed and 73% were oil.

         St. Mary participated in drilling 15 gross wells in 2002 with an 80%
success rate. The East Shugart Delaware Unit waterflood project was initiated in
2000 with a 5-well pilot project. Production flattened out in 2002 and the initial response from the water injection is anticipated in 2003. We are hopeful the East Shugart waterflood will be an analog to our successful Parkway Delaware
Unit waterflood that increased production from 325 Bbl per day in 1996 when the property was acquired to 1,200 Bbl per day in 2002.

         Our Permian Basin capital budget for 2002 is $12.0 million. In addition to drilling four injection wells in the East Shugart Delaware waterflood, two wells are planned at our Samboca prospect, six in-fill wells are planned at Ft.
Chadbourne and three wells in the Parkway and HJSA fields.

         Other Areas. We have acquired leases covering 145,000 gross acres in which we own an average 90% working interest in the Hanging Woman Basin of
Montana and Wyoming for prospective coalbed methane development. We have drilled an 18-well pilot program and are evaluating its results. We are also currently investigating permitting and environmental issues related to these prospects. We will be unable to determine the future potential of these prospects until we have completed the evaluation of our pilot program and have resolved all such permitting and environmental issues. An environmental public interest group has filed a lawsuit against the federal Bureau of Land Management seeking to cancel certain federal leases related to coalbed methane development in Montana, which could affect 48,000 of our 145,000 gross leased acres. We will monitor this lawsuit as part of our investigation of environmental issues related to these prospects. See "Legal Proceedings" for a discussion of this lawsuit.

         On April 26, 2002, the Interior Board of Land Appeals of the U.S.
Department of the Interior issued an order that reversed a decision by the
Bureau of Land Management dismissing a protest by the Wyoming Outdoor Council and Powder River Basin Resource Council of the offer for sale in February 2000 of three oil and gas leases in the Powder River Basin in Wyoming. The Board held that the BLM determination to allow the offer for sale of the three particular leases did not comply with environmental laws since the environmental analysis used by the BLM in making that determination did not contain a discussion of the unique potential impacts associated with coalbed methane extraction and development or consider reasonable alternatives relevant to a pre-leasing environmental analysis. On October 15, 2002, the Board refused to reconsider this lease holding. The order addressed only three particular leases covering approximately 2,600 acres that are not included in our Hanging Woman Basin project. However, we cannot assure you that other leases, including issued leases that we hold in the Hanging Woman Basin, will not be challenged on a similar basis.

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

         Coalbed methane gas production in the Hanging Woman Basin requires state permits for the use of well-site pits and evaporation ponds for the disposal of produced water. However, groundwater produced from the coal seams can generally be discharged into arroyos, surface waters, well-site pits and evaporation ponds without a permit if it does not exceed surface discharge permit levels, and if it meets state and federal primary drinking water standards. All of these disposal options require an extensive third-party water sampling and laboratory analysis program to ensure compliance with state permit standards. Where water of lesser quality is involved or the wells produce water in excess of the applicable volumetric permit limits, additional disposal wells would have to be drilled to re-inject the produced water back into deep underground rock formations.

         Duchesne Deep. In 2002 we acquired over 12,000 acres in the Uinta Basin of Utah to drill a basin centered gas test in the Mesaverde formation at depths up to 16,000 feet. Using current technology and our experience drilling and completing tight gas sand formations, our objective is to economically produce gas from the tight Mesaverde sand. The first well was spud in September 2002 and reached total depth in early 2003. The well will undergo extensive testing and if successful, $4.8 million is budgeted in 2003 for additional acreage and to drill two additional wells.

Acquisitions

         In December 2002 we completed a $69.5 million acquisition of Williston
Basin properties from Burlington Resources Oil and Gas Company LP. Other acquisitions in 2002 totaled $18.2 million including the $7.5 million acquisition of Arkoma Basin, Oklahoma properties from Merchant Resources LP and the $4.9 Huxley Field acquisition in east Texas. In November 2001, we completed a $40.5 million acquisition from Choctaw II Oil & Gas, Ltd. of oil and gas properties located in our Williston Basin core area and the Green River Basin in
Wyoming. During the last five years we have completed over $232 million of acquisitions. For 2003 we have budgeted $90.0 million for property acquisitions.
However, we have the financial capacity to commit substantially greater resources to purchases should additional opportunities be identified. In January
2003 we closed a $68.8 million acquisition of Rocky Mountain properties from
Flying J Oil & Gas Inc. and Big West Oil & Gas Inc., after purchase price adjustments. This acquisition included 66.9 BCFE of proved reserves located in the Williston, Powder River and Green River Basins. In January 2003 we also closed a $5.2 million acquisition of interests in our Ft. Chadbourne field in west Texas.

Reserves

         The following table presents summary information with respect to the estimates of our proved oil and gas reserves for each of the years in the three-year period ended December 31, 2002, as prepared by both Ryder Scott
Company, independent petroleum engineers, and us. For the periods presented,
Ryder Scott Company evaluated properties representing approximately 80% of our total PV-10 value while we evaluated the remainder. The PV-10 values shown in the following table are not intended to represent the current market value of the estimated proved oil and gas reserves owned by St. Mary. Neither prices nor costs have been escalated, but prices include the effects of hedging contracts.
You should read the following table along with the sections entitled "Risk
Factors - Risks Related to Our Business - Information concerning our reserves and future net revenue estimates is uncertain".

                                                    As of December 31,
                                            --------------------------------
                                            2002         2001           2000
                                            ----         ----           ----
Proved Reserves Data:
Oil (MBbls)                               36,119       23,669         20,950
Gas (MMcf)                               274,172      241,231        225,975
MMCFE                                    490,887      383,247        351,673
PV-10 value (in thousands) (1)         $ 824,808    $ 363,795    $ 1,153,663
Proved Developed Reserves                    88%          86%            87%
Production Replacement                      306%         166%           168%
Reserve Life (years) (2)                     8.9          7.1            6.7
------------------

(1)      PV-10 value as of December 31, 2002, was calculated using prices in effect at December 31, 2002, of $31.20 per barrel of oil (NYMEX) and
         $4.74 per MMBtu of gas (Gulf Coast spot price). Both of these prices were then adjusted for transportation, quality and basis differentials.
         These prices were 57% and 79% higher, respectively, than prices used to calculate PV-10 value as of December 31, 2001. The PV-10 value includes a deficit totaling $23,398,000 attributable to price hedging contracts.
(2)      Reserve life represents the estimated proved reserves at the dates indicated divided by actual production for the preceding 12-month period.

Production

         The following table summarizes the average volumes of oil and gas produced from properties in which St. Mary held an interest during the periods indicated:
                                                     Years Ended December 31,
                                                  ------------------------------
                                                     2002       2001        2000
                                                     ----       ----        ----
  Operating Data:
  Net production:
   Oil (MBbls)................................      2,815      2,434       2,398
   Gas (MMcf).................................     38,164     39,491      38,346
   MMCFE......................................     55,055     54,093      52,731
  Average net daily production:
   Oil (Bbls).................................      7,713      6,667       6,551
   Gas (Mcf)..................................    104,558    108,195     104,769
   MCFE.......................................    150,836    148,199     144,075
  Average sales price (1):
   Oil (per Bbl)..............................    $ 25.34    $ 23.29     $ 23.53
   Gas (per Mcf)..............................    $  3.00    $  3.73     $  3.44
  Additional per MCFE data:
   Lease operating expense....................    $  0.66    $  0.75     $  0.48
   Transportation costs.......................    $  0.06    $  0.04     $  0.04
   Production taxes...........................    $  0.20    $  0.23     $  0.21
   General and administrative.................    $  0.26    $  0.22     $  0.21
   Depreciation, depletion and amortization...    $  0.99    $  0.95     $  0.76
 -----------------
(1)  Includes the effects of St. Mary's hedging activities. See "Management's
     Discussion and Analysis of Financial Condition and Results of Operations."

Productive Wells

         As of December 31, 2002, we had interests in 1,256 gross (558 net)
productive oil wells and 1,457 gross (334 net) productive gas wells. Productive wells are either producing wells or wells capable of commercial production although currently shut in. One or more completions in the same wellbore are counted as one well. A well is categorized under state reporting regulations as an oil well or a gas well based upon the ratio of gas to oil produced when it first commenced production, and such designation may not be indicative of current production.

Drilling Activity

         The following table sets forth the wells drilled and recompleted in which St. Mary participated during each of the three years indicated:

                                              Years Ended December 31,
                             ---------------------------------------------------
                                   2002              2001              2000
                             ---------------   ---------------   ---------------
                              Gross      Net    Gross      Net    Gross      Net
                              -----      ---    -----      ---    -----      ---
   Development:
    Oil.....................     26    11.52       48    14.49       40    17.37
    Gas.....................    103    38.89      154    33.28      107    24.94
    Non-productive..........     27    14.42       31     7.13       31     9.38
                                ---    -----      ---    -----      ---    -----
                                156    64.83      233    54.90      178    51.69
                                ---    -----      ---    -----      ---    -----
   Exploratory:
    Oil.....................      3     1.22        3     1.55        6     4.17
    Gas.....................      1      .10        9     1.84       11     3.63
    Non-productive..........      8     2.64        7     2.56        8     4.32
                                ---    -----      ---    -----      ---    -----
                                 12     3.96       19     5.95       25    12.12
                                ---    -----      ---    -----      ---    -----

   Farmout or non-consent...      8        -        9        -        8        -
                                ---    -----      ---    -----      ---    -----

   Total (1) ...............    176    68.79      261    60.85      211    63.81
                                ===    =====      ===    =====      ===    =====

   ---------------------------

   (1)      Does not include 14, 12 and 12 gross wells completed on St.
            Mary's fee lands during 2002, 2001 and 2000, respectively, in which we have only a royalty interest.

         All of our drilling activities are conducted on a contract basis with independent drilling contractors. We do not own any drilling equipment.

Acreage

         The following table sets forth the gross and net acres of developed and undeveloped oil and gas leases, fee properties, mineral servitudes and lease options held by St. Mary as of December 31, 2002. Undeveloped acreage includes leasehold interests that may already have been classified as containing proved undeveloped reserves.

                                         Developed Acres (1)   Undeveloped Acres (2)           Total
                                         -------------------   ---------------------   -------------------
                                           Gross        Net       Gross        Net       Gross       Net
                                           -----        ---       -----        ---       -----       ---
Arkansas............................       2,256        399         166         28       2,422       427
 Louisiana..........................      90,574     33,075      25,709     10,381     116,283    43,456
 Montana............................      57,732     28,630     174,923    139,410     232,655   168,040
 New Mexico.........................       7,160      2,151       1,320        920       8,480     3,071
 North Dakota.......................      93,362     36,780      95,999     61,064     189,361    97,844
 Oklahoma...........................     231,147     60,633      43,661     20,163     274,808    80,796
 Texas..............................     138,304     49,155      92,941     35,735     231,245    84,890
 Wyoming............................      17,598      6,277      56,689     48,942      74,287    55,219
 Other (3) .........................       2,501        346      13,465      8,647      15,966     8,993
                                         -------    -------     -------    -------   ---------   -------
                                         640,634    217,446     504,873    325,290   1,145,507   542,736
                                         -------    -------     -------    -------   ---------   -------

Louisiana Fee Properties............      10,337     10,337      14,577     14,577      24,914    24,914
Louisiana Mineral Servitudes........       9,785      5,346       4,768      4,255      14,553     9,601
                                         -------    -------     -------    -------   ---------   -------
                                          20,122     15,683      19,345     18,832      39,467    34,515
                                         -------    -------     -------    -------   ---------   -------

   Total ...........................     660,756    233,129     524,218    344,122   1,184,974   577,251
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
     (3) Includes interests in Alabama, Colorado, Kansas, Mississippi, South
         Dakota, Utah and Washington. St. Mary also holds an overriding royalty interest in an additional 43,108 gross acres in Utah.

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
Secretary of the Interior, the Montana BLM State Director and Fidelity
Exploration & Production Company. The lawsuit, which was reported in our 2001
Form 10-K and our 2002 Form 10-Qs, seeks the cancellation of all federal leases related to coalbed methane development in Montana issued by the BLM since
January 1, 1997. This cancellation is sought primarily on the grounds of an alleged failure of the BLM to comply with federal environmental laws. NPRC alleges that the environmental impacts of coalbed methane development were not properly analyzed before the challenged leases were issued. The Montana portion of our Hanging Woman Basin coalbed methane project contains approximately 71,000 total net acres. The lawsuit potentially affects the approximately 47,000 net acres that are subject to federal leases. Based on information presently available, we believe that the BLM complied with the applicable environmental laws. Nevertheless, there is no assurance as to the outcome of the lawsuit, and therefore, there is no assurance that it will not adversely affect our coalbed methane project. Even if the federal leases in Montana become unavailable, we anticipate continuing with the Hanging Woman Basin project in Wyoming, and obtaining additional non-federal leases in Montana. See "Properties - Other
Areas" for a discussion of other recent coalbed methane legal developments.

         As previously reported in our 2002 Quarterly Reports on Form 10-Q, GNK
Acquisition Corp., a recently acquired wholly owned subsidiary, was served in a lawsuit on May 1, 2002, that had been filed earlier in 2002 in the District
Court in Shelby County, Texas. This suit was filed by Samson Lone Star Limited
Partnership against GNK Acquisition Corp. and GNK, Inc., the previous owner of
GNK Acquisition Corp. This suit was settled and dismissed in February 2003 with no material effect on our financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of 2002.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth the names, ages and positions held by
St. Mary's executive officers as of January 31, 2003.

Name                          Age          Position
----                          ---          --------

Mark A. Hellerstein           50           Chairman of the Board, President
                                           and Chief Executive Officer
Ronald D. Boone               55           Executive Vice President and Chief
                                           Operating Officer
Robert L. Nance               66           Senior Vice President, and President
                                           of Nance Petroleum Corporation, a
                                           wholly-owned subsidiary of St. Mary
                                           since 1999
Robert T. Hanley              56           Vice President - Business Development
Richard C. Norris             47           Vice President - Finance, Secretary
                                           and Treasurer
Milam Randolph Pharo          50           Vice President - Land and Legal
Garry A. Wilkening            52           Vice President - Administration and
                                           Controller
Douglas W. York               41           Vice President - Acquisitions and
                                           Engineering

         Each of the executive officers has held the above positions for the past five years, with the exception of the following:

         Mark A. Hellerstein was appointed Chairman of the Board in September
2002.

         Robert L. Nance has served as Senior Vice President of St. Mary since
2001.

         Robert T. Hanley has served as Vice President - Business Development since 2000. Mr. Hanley was Chief Financial Officer of Nance Petroleum
Corporation from 1999 to 2000 and Chief Financial Officer of Panterra Petroleum,
a partnership between St. Mary and Nance Petroleum Corporation, from 1992 to
1999.

         Richard C. Norris has served as Vice President - Finance and Secretary since 1999. Mr. Norris was appointed Treasurer in 1991, and from 1991 to 1999 he was also Vice President - Accounting and Administration. Mr. Norris joined St.
Mary in 1982 as Corporate Controller.

         Milam Randolph Pharo has served as Vice President - Land and Legal since 1998. Mr. Pharo joined St. Mary in 1996 as Vice President - Land and was previously in private practice as an attorney specializing in oil and gas matters since 1977.

         Garry A. Wilkening has served as Vice President - Administration since
1999. Mr. Wilkening joined St. Mary in 1993 as Corporate Controller.

         The executive officers of the Company serve at the pleasure of the board of directors and do not have fixed terms. Executive officers generally are elected at the regular meeting of the board immediately following the annual stockholders meeting. Any officer or agent elected or appointed by the board may be removed by the board whenever in its judgement the best interests of the
Company will be served thereby without prejudice, subject however, to contractual rights, if any, of the person so removed. Messrs. Hellerstein, Boone and Nance are members of the board of directors.

         There are no family relationships, first cousin or closer, between any executive officer and director. There are no arrangements or understandings between any officer and any other person pursuant to which that officer was elected.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Market Information. St. Mary's common stock is currently traded on the
New York Stock Exchange under the symbol SM after transferring from the Nasdaq on November 20, 2002. The range of high and low sales prices for the quarterly periods in 2002 and 2001, as reported by the New York Stock Exchange after
November 19, 2002, and the Nasdaq National Market System before November 20,
2002, is set forth below:

                   Quarter Ended                       High             Low
                    ------------                       ----             ---

                   December 31, 2002                   $27.35          $23.16
                   September 30, 2002                   24.71           19.00
                   June 30, 2002                        25.05           21.00
                   March 31, 2002                       23.25           18.75

                   December 31, 2001                   $22.20          $14.65
                   September 30, 2001                   21.81           14.58
                   June 30, 2001                        25.24           19.25
                   March 31, 2001                       35.00           20.63

         Holders. As of February 28, 2003, the number of record holders of St.
Mary's common stock was 173. Management believes, after inquiry, that the number of beneficial owners of our common stock is in excess of 3,700.

         Dividends. St. Mary has paid cash dividends to stockholders every year since 1940. Annual dividends of $0.10 per share were paid in each of the years
1998 through 2002. We expect that our practice of paying dividends on our common stock will continue, although the payment of future dividends on our common stock will continue to depend on our earnings, capital requirements, financial condition and other factors. In addition, the payment of dividends is subject to covenants in our bank credit facility, including the requirement that we maintain certain levels of stockholders' equity. Dividends are currently paid on a semi-annual basis. Dividends paid totaled $2,787,000 in 2002 and $2,795,000 in
2001.

         Restricted Shares. On January 29, 2003, St. Mary issued 3,380,818 restricted shares of our common stock in connection with the acquisition of oil and gas properties from Flying J Oil & Gas Inc. and Big West Oil & Gas
Inc. The shares are subject to contractual restrictions on transfer for a period of two years and St. Mary will be required to file a registration statement for the resale of the shares and have it declared effective upon the expiration of the two-year period.

         Equity Compensation Plans. St. Mary has a stock option plan, an incentive stock option plan and an employee stock purchase plan under which options and shares of St. Mary common stock are authorized for grant or issuance as compensation to eligible employees, consultants and members of the board of directors. Each of these plans has been approved by our stockholders. See Note 7 of the Notes to Consolidated Financial Statements included in this report for further information about the material terms of these plans. The following table is a summary of the shares of common stock authorized for issuance under our equity compensation plans as of December 31, 2002:

                                        ( a )                  ( b )                  ( c )

                                                                                      Number of securities
                                        Number of securities                          remaining available for
                                        to be issued upon      Weighted-average       future issuance under
                                        exercise of            exercise price of      equity compensation plans
                                        outstanding options,   outstanding options,   (excluding securities
Plan Category                           warrants and rights    warrants and rights    reflected in column (a))
----------------------------------      --------------------   --------------------   -------------------------

Equity compensation plans approved
by security holders                                3,061,566                 $21.34                   1,118,588(1)

Equity compensation plans not
approved by security holders                            -                      -                           -
                                        --------------------   --------------------   -------------------------

Total                                              3,061,566                 $21.34                   1,118,588
                                        ====================   ====================   =========================

--------------
    (1)      Includes 870,073 shares which are authorized for issuance
             under our employee stock purchase plan.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data for St. Mary as of the dates and for the periods indicated. The financial data for each of the five years presented were derived from the consolidated financial statements of St. Mary. The following data should be read in conjunction with "Management's
Discussion and Analysis of Financial Condition and Results of Operations," which includes a discussion of factors materially affecting the comparability of the information presented, and in conjunction with St. Mary's consolidated financial statements included elsewhere in this report.
                                                                       Years Ended December 31,
                                               ------------------------------------------------------

                                                  2002       2001       2000       1999       1998
                                               ---------- ---------- ---------- ---------- ----------
                                                        (In thousands, except per share data)
Income Statement Data:
Operating revenues:
   Oil and gas production                       $ 185,670  $ 203,973  $ 188,407  $  73,387  $  71,413
   Gas marketing revenue                            8,399        420          -          -          -
   Gain (loss) on sale of proved
     properties                                    (2,633)       367      3,404        (55)     7,685
   Derivative gain                                  3,188          -          -          -          -
   Other                                            1,770      2,709      3,855      1,582        411
                                               ---------- ---------- ---------- ---------- ----------
Total operating revenues                          196,394    207,469    195,666     74,914     79,509
                                               ---------- ---------- ---------- ---------- ----------

Operating expenses:
   Oil and gas production                          50,839     55,000     38,461     19,574     17,770
   Depletion, depreciation &
     amortization                                  54,432     51,346     40,129     22,574     24,912
   Exploration                                     19,501     19,518      9,633     11,593     11,705
   Impairment of proved properties                      -        820      4,449      3,982     17,483
   Abandonment and impairment of
         unproved properties                        2,446      3,865      1,841      6,616      4,457
   General and administrative                      14,299     11,762     11,166      9,172      7,097
   Gas marketing expense                            7,982        420          -          -          -
   Derivative loss                                      -       1573          -          -          -
   Other                                            1,206      1,253      1,437      1,802      9,304
                                               ---------- ---------- ---------- ---------- ----------
Total operating expenses                          150,705    145,557    107,116     75,313     92,728
                                               ---------- ---------- ---------- ---------- ----------

Income (loss) from operations                      45,689     61,912     88,550       (399)   (13,219)
   Non-operating (expense) income                  (3,110)       376        737         75     (1,027)
   Income tax (expense) benefit                   (15,019)   (21,829)   (33,667)       406      5,415
                                               ---------- ---------- ---------- ---------- ----------
Income (loss) from continuing operations           27,560     40,459     55,620         82     (8,831)
Gain on sale of discontinued operations,
  net of income taxes                                   -          -          -          -         34
                                               ---------- ---------- ---------- ---------- ----------
Net income (loss)                               $  27,560  $  40,459  $  55,620  $      82  $  (8,797)
                                               ========== ========== ========== ========== ==========

Basic net income (loss) per common share        $    0.99  $    1.45  $    2.00  $       -  $   (0.40)
                                               ========== ========== ========== ========== ==========
Diluted net income (loss) per common share      $    0.97  $    1.42  $    1.97  $       -  $   (0.40)
                                               ========== ========== ========== ========== ==========

Cash dividends per share                        $    0.10  $    0.10  $    0.10  $    0.10  $    0.10
Basic weighted average common shares
  outstanding                                      27,856     27,973     27,781     22,198     21,874
Diluted weighted average common shares
  outstanding                                      28,391     28,555     28,271     22,329     21,874

                                                              Years Ended December 31,
                                                              ------------------------
                                                   2002      2001       2000       1999       1998
                                                   ----      ----       ----       ----       ----
                                                              (In thousands, except per share data)
Balance Sheet Data (end of period):
Working capital                                 $   2,050  $  34,000  $  40,639  $  13,440  $   9,785
Net property and equipment                        471,939    358,930    252,411    180,664    143,825
Total assets                                      537,139    436,989    321,895    230,438    184,497
Long-term obligations                             113,601     64,000     22,000     13,000     19,398
Total stockholders' equity                        299,513    286,117    250,136    188,772    134,742

Other Data:
Discretionary cash flow (1)                     $ 118,762  $ 141,278  $ 132,947  $  43,984  $  44,332
Net Cash provided by (used in):
   Operating activities                           141,709    127,492     92,267     40,755     45,386
   Investing activities                          (180,931)  (159,075)  (112,868)   (22,243)   (36,982)
   Financing activities                            46,260     29,080     13,025    (12,138)    (7,695)
Capital and exploration expenditures, cash
     and noncash                                  192,988    182,863    125,184     91,184     57,855
------------
    (1)  Discretionary cash flow is calculated as net income plus depreciation and amortization expense, exploration expense, deferred tax expense and unrealized derivative loss minus deferred tax benefit and unrealized derivative gain. Discretionary cash flow is presented since it is a financial measure widely used for St. Mary's industry, and management believes that it provides useful additional information for analysis of
         St. Mary's ability to satisfy capital expenditure expectations and debt service and working capital requirements. Discretionary cash flow should not be considered in isolation or as a substitute for net income, income from operations, cash flow provided by operating activities or other income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity. As discretionary cash flow excludes some, but not all, items that affect net income and may vary among companies, the discretionary cash flow presented above may not be comparable to similarly titled measures of other companies. The following table provides a reconciliation of discretionary cash flow to net cash provided by operating activities for the periods presented.

         Following is a reconciliation of discretionary cash flow to cash provided by operations:

                                                               Years Ended December 31,
                                               ------------------------------------------------------
                                                  2002       2001       2000       1999        1998
                                               ---------- ---------- ---------- ---------- ----------

 Discretionary cash flow                        $ 118,762  $ 141,278  $ 132,947   $ 43,984  $  44,332

 Writedown of investments                               -          -          -          -      8,502
 Loss (gain) on sales                               1,797       (367)    (5,560)        55     (7,685)
 Non-exploratory dry hole
   exploration expense                            (11,824)   (10,490)    (8,844)    (6,602)    (6,813)

 Minority interest & other                         40     (1,327)     1,260         29      1,039

 Changes in working capital                        32,934     (1,602)   (27,536)     3,289      6,011

                                               ---------- ---------- ---------- ---------- ----------
 Cash Flow from Operations                      $ 141,709  $ 127,492  $  92,267  $  40,755  $  45,386
                                               ========== ========== ========== ========== ==========

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

         During the year ended December 31, 2002, the financial markets were characterized by instability. At the same time some stability returned to the oil and gas industry. The NYMEX gas price averaged $3.25 per MMBtu and oil prices averaged $26.06 per barrel. Rig costs and operating costs decreased slightly with after-hedge price realizations down 11%, cash costs plus DD&A flat on an MCFE basis, production relatively flat and a $2.6 million pre-tax loss on property sales compared to a $367,000 pre-tax gain in 2001, net income decreased
$14.2 million to $26.7 million. We replaced 305% of our 2002 production at a finding cost of $1.15 per MCFE. This success was led by excellent drilling results at the NE Mayfield field in Oklahoma. In December 2002 we acquired the
Williston Basin properties of Burlington Resources Oil & Gas Company LP for
$69.5 million in cash. In March 2002 we completed a private placement of $100.0 million of senior convertible notes.

         The industry enters 2003 with less than average gas in storage, cold weather in the eastern half of the United States, a continuing petroleum industry strike in Venezuela and the possibility of escalating conflict in the
Middle East. Rig and other service costs have remained moderate, and the rig count has not increased to the extent predicted. Our financial condition is excellent, and we have an outstanding inventory of prospects to be drilled. We caution that higher gas prices may cause rig rates and operating costs to increase in future months. Subject to uncertainties specified in our cautionary statement about forward-looking statements, we project that results of operations for 2003 should reflect higher revenues and higher net income.

Critical Accounting Policies and Estimates

         Our discussion of financial condition and results of operation is based upon the information reported in our consolidated financial statements. The preparation of these consolidated financial statements requires us to make assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities at the date of our financial statements. We base our decisions on historical experience and various other sources that are believed to be reasonable under the circumstances. Actual results may differ from the estimates we calculated due to changing business conditions or unexpected circumstances. Policies we believe are critical to understanding our business operations and results of operations are detailed below. For additional information on our significant accounting policies you should see Note 1 -
Summary of Significant Accounting Policies and Note 11 - Disclosures About Oil
and Gas Producing Activities in our accompanying consolidated financial statements.

         Revenue recognition - We are engaged in the exploration, development, acquisition and production of natural gas and crude oil. Our revenue recognition policy is significant because revenue is a key component of our results of operations and our forward-looking statements contained in Liquidity and Capital Resources. We derive our revenue primarily from the sale of produced natural gas and crude oil. Revenue is recorded in the month our production is delivered to the purchaser, but payment is generally received between 30 and 90 days after the date of production. At the end of each month we make estimates of the amount of production delivered to the purchaser and the price we will receive. We use our knowledge of our properties, their historical performance, the anticipated effect of weather conditions during the month of production, NYMEX and local spot market prices and other factors as the basis for these estimates. Variances between our estimates and the actual amounts received are recorded in the month payment is received.

          Crude oil and Natural Gas Hedging - Generally, our crude oil and natural gas hedging contracts will qualify for cash flow hedge accounting under Statement of Financial Accounting Standards No. 133,
         "Accounting for Derivative Instruments and Hedging Activities." This
         policy is significant because it affects the timing of revenue recognition in our statements of operations and is discussed prominently in our forward looking statements contained in Liquidity and Capital Resources. Under this accounting pronouncement a majority of the gain or loss from a contract qualifying as a cash flow hedge is recorded in the month the contract settles with the counterparty. We include this gain or loss in oil and gas production revenues. If our natural gas and crude oil hedge contracts did not qualify for hedge accounting treatment or we chose not to use this hedge accounting methodology, our periodic statements of operations could include significant changes in the estimate of non-cash derivative gain or loss due to swings in the value of these contracts. Consequently we would report a different amount for oil and gas production revenues in our statement of operations. These fluctuations could be especially significant in a volatile pricing environment such as we have encountered over the last three years.

         Oil and gas reserve quantities - Estimated reserve quantities and the related estimates of future net cash flows affect our periodic calculations of depletion, depreciation and impairment for our proved oil and gas properties. Proved oil and gas reserves are the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future periods from known reservoirs under existing economic and operating conditions. Future cash inflows and future production and development costs are determined by applying benchmark prices and costs, including transportation, quality and basis differentials, in effect at the end of each period to the estimated quantities of oil and gas remaining to be produced at the end of that period. Expected cash flows are reduced to present value using a discount rate that depends upon the purpose for which the reserve estimates will be used. Reserve estimates are inherently imprecise, and estimates of new discoveries are more imprecise than those of proved producing oil and gas properties. We expect that periodic reserve estimates will change in the future as additional information becomes available or as oil and gas prices and operating and capital costs change. Changes in depletion, depreciation or impairment calculations caused by changes in reserve quantities or net cash flows are recorded in the period that the reserve estimates changed.

         Valuation of long-lived and intangible assets - Our property and equipment is recorded at cost. An impairment allowance is provided on unproved property when we determine that the property will not be developed. We evaluate the realizability of our proved producing and other long-lived assets whenever events or changes in circumstances indicate that an impairment may have occurred. Our impairment test compares the expected undiscounted future net revenues from a property, using escalated pricing with the related net capitalized costs of the property at the end of each period. When the net capitalized costs exceed the undiscounted future net revenue of a property, the cost of the property is written down to our estimate of fair value, which is determined by applying a 15% discount rate to future net revenues.
         Other companies have their own criteria for acceptable internal rates of return, which may differ from our criteria. Additionally, our criteria for an acceptable internal rate of return are subject to change over time. Different pricing assumptions or discount rates could result in a different calculated impairment.

         Income taxes - We provide for deferred income taxes on the difference between the tax basis of an asset or liability and its carrying amount in our financial statements in accordance with Statement of Financial
         Accounting Standards No. 109, "Accounting for Income Taxes." This
         difference will result in taxable income or deductions in future years when the reported amount of the asset or liability is recovered or settled, respectively. Considerable judgment is required in determining when these events may occur and whether recovery of an asset is more likely than not. Additionally, our federal and state income tax returns are generally not filed before the consolidated financial statements are prepared, therefore we estimate the tax basis of our assets and liabilities at the end of each period as well as the effects of tax rate changes, tax credits and net operating loss carryforwards.
         Adjustments related to differences between the estimates we used and actual amounts we reported are recorded in the period in which we file our income tax returns. These adjustments and changes in our estimates of asset recovery could have a material impact on our results of operations.

         The remaining portion of Management's Discussion and Analysis contains additional discussion of management and accounting policies that are relevant to specific disclosures.

Results of Operations

The following table sets forth selected operating data for the periods indicated:

                                                              Years Ended December 31,
                                                         --------------------------------
                                                            2002       2001       2000
                                                            ----       ----       ----
                                                      (In thousands, except per volume data)
  Oil and gas production revenues:
     Gas production...................................    $ 114,334  $ 147,292  $ 131,979
     Oil production...................................       71,336     56,681     56,428
                                                         ---------- ---------- ----------
        Total.........................................    $ 185,670  $ 203,973  $ 188,407
                                                         ========== ========== ==========

  Net production:
     Gas (MMcf).......................................       38,164     39,491     38,346
     Oil (MBbls)......................................        2,815      2,434      2,398
     MMCFE............................................       55,055     54,093     52,731

  Average sales price (1):
     Gas (per Mcf)....................................    $    3.00  $    3.73  $    3.44
     Oil (per Bbl)....................................    $   25.34  $   23.29  $   23.53

  Oil and gas production costs:
     Lease operating expenses.........................      $36,472  $  40,505  $  25,567
     Transportation costs.............................        3,184      2,321      1,817
     Production taxes.................................       11,183     12,174     11,077
                                                         ---------- ---------- ----------
        Total.........................................    $  50,839  $  55,000  $  38,461
                                                         ========== ========== ==========

  Additional per MCFE data:
     Sales price (see Discussion under
       Accounting Matters)............................    $    3.37  $    3.77  $    3.57
     Lease operating expenses.........................        (0.66)     (0.75)     (0.48)
     Transportation costs.............................        (0.06)     (0.04)     (0.04)
     Production taxes.................................        (0.20)     (0.23)     (0.21)
                                                         ---------- ---------- ----------
        Operating margin..............................    $    2.45  $    2.75  $    2.84
                                                         ========== ========== ==========

     Depletion, depreciation and amortization.........    $    0.99  $    0.95  $    0.76
     Impairment of proved properties..................    $    0.00  $    0.02  $    0.08
     General and administrative.......................    $    0.26  $    0.22  $    0.21

     ---------------------
     (1) Includes the effects of the Company's hedging activities.

2002 to 2001 Comparison

         Oil and Gas Production Revenues. Oil and gas production revenues decreased $18.3 million, or 9% to $185.7 million in 2002 compared to $204.0 million in 2001. The following table presents the components of increases or
(decreases) between 2002 and 2001:

                                      Production       Price        Price
                                       % Change      $ Change     % Change
                                      ------------------------------------
         o        Natural Gas            (3%)       ($0.73)/Mcf      (20%)
         o        Oil                    16%         $2.05/Bbl         9%

         Projections of pricing for oil and gas lead us to believe that our average realized price for both natural gas and oil will increase in 2003. We also expect our acquisitions in late 2002 and early 2003 to cause a significant increase in oil production in 2003. Average net daily production increased to a new annual record of 150.8 MMCFE in 2002 compared to 148.2 MMCFE in 2001. Our
November 2001 acquisition from Choctaw II Oil & Gas, Ltd. added $13.7 million of revenue and average daily production of 11.2 MMCFE in 2002. Wells completed in 2002 and our acquisitions added average net daily production of
19.7 MMCFE. These increases offset declines in average daily production from older properties that include an average 5.8 MMCFE/day decline from the Judge
Digby field.

         St. Mary hedged approximately 53.9% or 1,518 MBbls of its oil production for 2002 and realized a $1.9 million increase in oil revenue attributable to hedging compared to a $1.9 million decrease in 2001. Without these contracts we would have received an average price of $24.67 per Bbl in
2002 compared to $24.08 per Bbl in 2001. We also hedged 44.9% of our 2002 gas production or 18.9 million MMBtu and realized a $4.1 million decrease in gas revenue attributable to hedging compared to a $19.2 million decrease in gas revenues in 2001. Without these contracts we would have received an average price of $3.10 per Mcf for 2002 compared to $4.22 per Mcf in 2001. With the contracts we currently have in place and the December 31, 2002, projections of pricing for natural gas and crude oil in 2003, we project that we will record decreases in both oil and gas revenues attributable to hedging in 2003.

         Gain (loss) on sale of proved properties. In December we closed the sale of our Flour Bluff field in Texas and recognized a $2.6 million loss.

         Marketed Gas Revenue and Expense. For the year ended December 31, 2002, we received $8.4 million from the sale of marketed natural gas produced by third parties. Costs associated with these revenues totaled $8.0 million and resulted in gross margin to us of $417,000. Due to pipeline imbalances, cost inflation, and fluctuations in natural gas prices we may not always have a positive gross margin from gas marketing activities.

         Oil and Gas Production Expenses. Oil and gas production expenses consist of lease operating expenses, production taxes and transportation expenses. Total production expenses decreased $4.2 million, or 8% in 2002 to
$50.8 million compared with $55.0 million in 2001. In the second quarter of 2002 our Gulf Coast region experienced a $2.7 million decrease in LOE that was comprised of a decrease in workover expense and an adjustment due to the issuance of a revised Authorization for Expenditure by the operator at Judge
Digby. This AFE indicated that workover LOE we previously expensed under the original AFE should have been capitalized and recorded as property, plant and equipment. Our total workover expense decreased $5.1 million from 2001 to 2002.
Other decreases in LOE attributable to our efforts to reduce LOE in total and on a per MCFE basis were offset by $7.3 million of LOE incurred on properties acquired since November 2001, wells completed in 2002 and the $863,000 increase in transportation costs. The $991,000 decrease in production taxes reflects the decrease in revenue discussed above.

         Total production costs per MCFE decreased 10% to $0.92 for 2002 compared with $1.02 in 2001. This decrease is comprised of the following:

         o        A $0.03 per MCFE decrease in production taxes due to lower per
                  MCFE prices.
         o        A $0.09 per MCFE decrease in LOE, net of general inflation increases, due to our efforts to decrease LOE in total and on a per MCFE basis.
         o        A $0.10 per MCFE decrease in LOE attributable to the decrease in total workover expense in excess of general cost inflation increases.
         o        A $0.03 per MCFE increase in LOE and transportation costs
                  attributable to property acquisitions and 2002 well additions outside of the Williston Basin.
         o        A $0.09 per MCFE increase in LOE and transportation costs
                  attributable to increased activity in the higher cost
                  Williston Basin.

         Although we continue to monitor these costs, we believe that the trend of decreases in LOE on an absolute basis and on a per MCFE basis will not continue into the future. New workover activity is always a possibility in our
Gulf Coast region, and it is likely that our acquisitions of producing properties in the higher-cost, oil-based Williston Basin will cause a general increase in LOE and will lead to additional workover activities as we attempt to enhance the performance and lengthen the lives of those properties.

         Depreciation, Depletion, Amortization and Impairment. DD&A
increased $3.1 million or 6% to $54.4 million in 2002 compared with $51.3 million in 2001. This increase reflects both the increase in production between the respective periods for 2002 and 2001 and acquisitions and drilling results from both years that caused DD&A per MCFE to increase by 4% to $0.99 in 2002 compared with $0.95 in 2001.

         Abandonment and impairment of unproved properties decreased $1.4 million or 37% to $2.4 million in 2002 compared to $3.9 million in 2001. This decrease is due to a decrease in abandonment of expired leases in 2002. It is not likely that this trend will continue into the future due to our increased investment in unproved properties from our acquisitions in late 2002 and early
2003.

         Exploration. Exploration expense for 2002 remained constant at $19.5 million. Percentages of total exploration expense are as follows:

                                                              2002       2001
                                                              ----       ----
         o        Geological and geophysical expenses          13%        19%
         o        Exploratory dry holes                        39%        47%
         o        Overhead and other expenses                  48%        34%

         In 2003 we have budgeted for geological and geophysical expenses and expect to incur overhead and other expenses in the pursuit of exploration.
However, oil and gas exploration is imprecise, and success can be affected by numerous factors. Not every likely geological structure contains oil or natural gas. Even when oil or natural gas is discovered there are no guarantees that sufficient quantities can be produced to justify the completion of an exploratory well.

         General and Administrative. General and administrative expenses increased $2.5 million or 22% to $14.3 million in 2002 compared to $11.8 million in 2001. On a per MCFE basis these costs increased 18% to $0.26 in 2002 from
$0.22 in 2001. We experienced an increase in non-compensation general expenses of $1.0 million due primarily to increased personnel and general cost inflation.
This amount plus a $3.7 million increase in compensation expense associated with increased personnel and our incentive plans were partially offset by a $2.2 million increase in COPAS overhead reimbursement from operations and costs allocated to exploration expense. As we continue to grow in size and number of personnel we expect that general and administrative expenses will also grow.
However, we anticipate that these expenses will decrease on a per MCFE basis in
2003.

         Interest Expense. Interest expense increased to $3.9 million in 2002.
This amount reflects accrued interest on our senior convertible notes. The amount we accrued and paid in 2002 was affected by a fixed-rate to floating-rate interest rate swap we entered into in March 2002 and closed at a net gain in
December 2002. Without this swap, interest expense for the period ending
December 31, 2002, would have been $4.6 million. We anticipate that interest expense in 2003 will be significantly higher than the 2002 amount due to termination of the interest rate swap and increased borrowing from our credit facility.

         Income Taxes. Income tax expense totaled $15.0 million in 2002 resulting in an effective tax rate of 35.3% compared to $21.8 million in 2001 at an effective tax rate of 35.0%. The effective rate change from 2001 reflects increased accrued state income taxes from marginal rate adjustments offset by adjustments to valuation allowances against state net operating loss carryovers.
We adjusted the valuation allowance after we considered a number of factors, including our prior utilization of net operating losses and carryovers, tax planning strategies for utilizing both federal and state net operating loss and capital loss carryovers and projections of future taxable income. We also took into account the reversal of prior temporary timing differences and the effect that recent acquisitions will have on anticipated expenditures for intangible drilling costs. Based on the weight of positive and negative evidence regarding the recoverability of our net deferred tax assets, we concluded that only a partial valuation allowance was required. Future effective tax rates could be adversely affected if our taxable income increases to the point of being taxed at the highest federal marginal rate, increased revenues in states with higher statutory rates, unfavorable changes in tax laws and regulations, and by changes in our opinion of our ability to absorb our deferred tax assets due to changes in economic conditions.

         Net Income. Net income decreased to $27.6 million for 2002 compared to
$40.5 million for 2001. A 20% decrease in gas prices and a 3% decrease in gas production partially offset by a 16% increase in oil production and a 9%
increase in oil price resulted in an $18.3 million decrease in oil and gas production revenue between the two periods. Other large items causing a decrease in net income were a $3.0 million decrease in gain from property sales, a $3.1 million increase in DD&A, a $2.5 million increase in G&A and a $3.5 million increase in interest expense. The decreases were partially offset by a
$4.8 million increase in derivative gains, a $4.2 million decrease in production costs, and a $1.4 million decrease in unproved property impairment. The net result of the changes caused a $6.8 million decrease in income tax expense.

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

         Oil and Gas Production Expenses. Total production expenses increased
$16.5 million, or 43% in 2001 to $55.0 million compared with $38.5 million in
2000. During 2001 we experienced a $4.9 million increase in workover expense, most of which related to activity in the Williston Basin and the Gulf Coast
Region. Williston Basin acquisitions in the last half of 2000 and in 2001 added
$1.7 million of LOE. Recurring LOE from our JN Exploration acquisition properties represented $1.1 million of the increase and wells completed in 2001 added another $1.1 million. We experienced higher recurring LOE from wells completed in the Williston Basin, the Permian Basin and the Gulf Coast/Gulf of
Mexico as a result of increased competition for limited availability of services and general cost inflation. Higher production taxes and transportation expenses resulting from higher oil and gas revenues account for $1.6 million of the increase. Total production costs per MCFE increased 40% to $1.02 for 2001 compared with $0.73 in 2000. An $0.18 per MCFE increase was due to the increase in workover expense, plus LOE from acquisitions and wells completed in 2001.
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

         Cash Flow. St. Mary's net cash provided by operating activities increased $14.2 million or 11% to $141.7 million in 2002 compared to $127.5 million in 2001. The increase reflects a change between years of $29.3 million in other current assets relating to the collection of receivables, payment of prepaid items and collection of refundable income taxes. We also had a change between years of $5.2 million from increased accounts payable. These items increasing cash flow from operations were offset by a decrease in net income of
$13.1 million and a $7.1 million decrease in the effect of non-cash items between the periods. We anticipate significantly increased cash flow from operations in 2003 as a result of expected higher oil and gas prices in 2003 and increased production attributable to our property acquisitions in late 2002 and early 2003.

         St. Mary's net cash provided by operating activities increased $35.2 million or 40% to $127.5 million in 2001 compared to $92.3 million in 2000. The increase reflects a change between years of $22.5 million from the collection of receivables and a change between years of $15.4 million from increased accounts payable.

         Net cash used in investing activities increased $21.8 million in 2002 to $180.9 million compared to $159.1 million in 2001. Total 2002 capital expenditures for cash, including acquisitions of oil and gas properties, increased $14.2 million or 8% to $184.7 million in 2002 compared to $170.5 million in 2001 due to an increase in acquisition activity in 2002 offset by our planned decrease in cash expended on drilling activities.

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

         Net cash provided by financing activities increased $17.2 million to
$46.3 million in 2002 compared to $29.1 million in 2001. This increase reflects our March 2002 private placement of $100.0 million of 5.75% senior convertible notes due 2022. A portion of the net proceeds of $96.7 million was used to repay the balance due on our credit facility at that time. By year end we had borrowed
$14.0 million on our credit facility, and subsequent to year end we borrowed an additional $56.0 million to finance acquisitions that closed in early 2003. We did not repurchase any of our common stock during 2002.

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
operations.

         St. Mary had $11.2 million in cash and cash equivalents and had working capital of $2.1 million as of December 31, 2002 compared to $4.1 million in cash and cash equivalents and working capital of $34.2 million as of December 31,
2001.

         Pension Benefits. Substantially all of our employees who meet age and service requirements participate in a non-contributory pension plan. At December
31, 2002, we have recorded a $1.2 million pre-tax loss in accumulated other comprehensive income related to this plan. We believe this obligation will be funded from future cash flow from operating activities. For purposes of calculating our obligation under the plan, we have used an expected return on plan assets of 8%. We think this rate of return is appropriate over the long-term given the 60% equity and 40% debt securities mix of investment for plan assets and the historical rate of return provided by equity and debt securities since the 1920s. Our actual rate of return for 2002 was a negative
10.0% and was a negative 0.7% for 2001. The difference in investment income using our projected rate of return compared to our actual rates of return for the past two years was not material and will not have a material effect on statements of operation or cash flow from operating activities in future years.

         For the 2002 plan year, a 0.75% decrease in the discount rate combined with a 0.25% decrease in the rate of future compensation increases caused a
$195,000 increase in the projected benefit obligation of the plan. We do not believe this change was material and project that it will not have a material effect on the results of operations or on cash flow from operating activities in future periods.

         We also have a supplemental non-contributory pension plan that covers certain management employees. There are no plan assets for this plan. For the
2002 plan year, a 0.75% decrease in the discount rate combined with a 0.25%
decrease in the rate of future compensation increases caused a $91,000 increase in the projected benefit obligation for this plan. This plan's accumulated benefit obligation was $853,000 at December 31, 2002, and was $685,000 at
December 31, 2001. We believe this obligation will be funded from future cash flow from operating activities.

         Senior Convertible Notes. In March 2002 we issued in a private placement a total of $100.0 million of our 5.75% senior convertible notes due
2022 with a 0.5% contingent interest provision. The contingent interest provision did not apply to our first interest payment on September 15, 2002, but it will apply to the payment due on March 15, 2003. Interest payments on the notes will be made on March 15 and September 15 in subsequent years. We received net proceeds of $96.7 million after deducting the initial purchasers' discount and offering expenses paid by us. The notes are general unsecured obligations and rank on a parity in right of payment with all our existing and future senior indebtedness and other general unsecured obligations, and are senior in right of payment with all our future subordinated indebtedness. The notes are convertible into our common stock at a conversion price of $26.00 per share, subject to adjustment. We can redeem the notes with cash in whole or in part at a repurchase price of 100% of the principal amount plus accrued and unpaid interest beginning on March 20, 2007. The note holders have the option of requiring us to repurchase the notes for cash at 100% of the principal amount plus accrued and unpaid interest upon (1) a change in control of St. Mary or (2)
on March 20, 2007, March 15, 2012 and March 15, 2017. If the note holders require repurchase on March 20, 2007, we may pay the repurchase price with cash, shares of our common stock valued at a discount to the market price at the time of repurchase or any combination of cash and our discounted common stock. We are not restricted from paying dividends, incurring debt, or issuing or repurchasing our securities under the indenture for the notes. There are no financial covenants in the indenture. We used a portion of the net proceeds from the notes to repay our credit facility balance and used the remaining net proceeds to fund a portion of our 2002 capital expenditures. On March 25, 2002, we entered into a five-year fixed-rate to floating-rate interest rate swap on $50.0 million of the notes. The floating rate was determined as LIBOR plus 0.36%. We elected to terminate this swap on December 3, 2002, and received proceeds of $4.0 million.

         Credit Facility. At December 31, 2002, we had an unsecured long-term revolving credit facility with a bank group consisting of Bank of America,
Comerica Bank-Texas and Wells Fargo Bank West. Under this facility, the maximum loan amount was $200.0 million. The amount actually available depended upon a borrowing base that the lenders periodically redetermined based on the value of our oil and gas properties and other assets. As of December 31, 2002, the stated
total possible borrowing base was $160.0 million. However, since we pay commitment fees based on the unused portion of the borrowing base we limited the borrowing base that we accepted to correspond with our actual funding requirements. The accepted borrowing base was $40.0 million at December 31,
2002. The facility had a maturity date of December 31, 2006, and included a revolving period that matured on June 30, 2003, at which time all outstanding borrowings would convert to a term loan payable in quarterly installments through the facility maturity date. We were required to comply with certain covenants including maintenance of stockholders' equity at a specified level, as well as restrictions on additional indebtedness, sales of oil and gas properties, activities outside our ordinary course of business and certain merger transactions. Borrowings under the facility were secured by a pledge of collateral in favor of the banks and guarantees by subsidiaries. Such collateral consisted of security interests in the oil and gas properties of St. Mary and its subsidiaries.

         As of December 31, 2002 and 2001, $14.0 million and $64.0 million, respectively, was outstanding under this credit agreement. These outstanding balances accrued interest at rates determined by St. Mary's debt to total capitalization ratio at our option of either:

      Debt to Capitalization Ratio        <30% =>30%<40% =>40%<50%  >50%
      ---------------------------------------------------------------------------------------

      Option (1)
           LIBOR plus                      1.000%          1.250%          1.375%   1.625%

      Option (2) - The higher of:
           Federal funds rate plus          0.50%           0.50%           0.50%    0.50%

           Prime rate plus                      -               -               -    0.25%

         At December 31, 2002 our debt to capitalization ratio as defined under the credit agreement was 27.5%.

         On January 29, 2003, St. Mary entered into a new $300.0 million credit facility with Wachovia Bank as Administrative Agent and eight other participating banks. This new credit facility replaced our previous $200.0 million credit facility. The initial calculated borrowing base included properties we acquired from Flying J Oil & Gas Inc. and Big West Oil &
Gas Inc. The borrowing base is currently at $215.0 million and will increase to
$250.0 million when we provide the remaining collateral. St. Mary has accepted an initial commitment of $150.0 million under this facility. The credit agreement has a maturity date of January 27, 2006. We are required to comply with certain covenants that include a current ratio of 1.0 to 1.0, maintenance of ERISA compliance, and restrictions on additional indebtedness, sales of oil and gas properties, activities outside our ordinary course of business and certain merger transactions. Interest is accrued based on the borrowing base utilization percentage as LIBOR or the Alternate Base Rate (Prime), plus the following:

Borrowing Base
Utilization Percentage          <50% =>50%<75%  =>75%<90%     =>90%                                                -                -                 -
----------------------------------------------------------------------------------------
Eurodollar Loans                 1.250%          1.500%           1.750%       2.000%
ABR Loans                        0.000%          0.250%           0.500%       0.750%
Commitment Fee Rate              0.300%          0.375%           0.375%       0.500%

         On the date we entered into this credit facility our loan balance accrued interest at LIBOR plus 1.25%.

         Schedule of Contractual Obligations. The following table summarizes our future estimated principal payments and minimum lease payments for the periods specified (in millions):

                                  Long-Term    Operating   Total Cash
                                     Debt        Leases    Obligation
                                  ------------------------------------

     Less than 1 year             $       -    $     1.6   $      1.6
     1-3 years                            -          2.5          2.5
     4-5 years                         14.0          1.9         15.9
     After 5 years                    100.0          3.7        103.7
                                  ------------------------------------
     Total                        $   114.0    $     9.7   $    123.7
                                  ====================================

         In the next three years, we have two leases of office space for our regional offices that will expire. A third lease for office space will expire in year 4. Estimated costs to replace these leases are not included in the table above. For purposes of the table we assume that the holders of our senior convertible notes will not exercise the conversion feature.

         Common Stock. At the annual stockholders meeting on May 23, 2001 the stockholders of St. Mary voted to increase the amount of authorized common shares to 100,000,000.

         In August 1998 our board of directors authorized a stock repurchase program whereby we may purchase from time-to-time, in open market transactions or negotiated sales, up to two million of our common shares. Through March 12,
2003 we had repurchased a total of 1,009,900 shares of St. Mary common stock under the program for $16.2 million at a weighted average price of $15.86 per share, net of put option sale premiums received. We anticipate that additional purchases of shares may occur as market conditions warrant. Any future purchases will be funded with internal cash flow and borrowings under our credit facility.

         On January 29, 2003, we issued a total of 3,380,818 restricted shares of our common stock valued at $71.6 million to Flying J Oil & Gas Inc. and
Big West Oil & Gas Inc. for the acquisition of oil and gas properties, and we made a non-recourse loan to Flying J and Big West in the amount of $71.6 million at LIBOR plus 2% for up to a 39-month period. The loan is secured by a pledge of the 3,380,818 shares and during the 39-month loan period Flying J and
Big West can elect to sell these shares to St. Mary for $71.6 million plus accrued interest on the loan for up to the first 30 months, and we can elect to repurchase the shares for $97.4 million with the proceeds applied to repayment of the loan. The shares are subject to contractual restrictions on transfer for a period of two years. Flying J and Big West cannot increase their ownership percentage in St. Mary for a period of 30 months.

         Capital and Exploration Expenditures. Expenditures for exploration and development of oil and gas properties and acquisitions are the primary use of our capital resources. The following table sets forth certain information regarding the costs incurred by us in our oil and gas activities during the periods indicated.

                                           Capital and Exploration Expenditures
                                           ------------------------------------
                                                 For the Years Ended
                                                       December 31,
                                                       ------------
                                               2002        2001           2000
                                               ----        ----           ----
                                                      (In thousands)

            Development                      $ 74,376    $ 98,617      $ 48,996
            Exploration                        22,778      24,506        17,012
            Acquisitions:
              Proved                           87,706      41,188        53,482
              Unproved                          8,128      18,552         5,694
                                             --------    --------     ---------

                  Total                      $192,988    $182,863     $ 125,184
                                             ========    ========     =========

         We continuously evaluate opportunities in the marketplace for oil and gas properties and, accordingly, may be a buyer or a seller of properties at various times. We will continue to emphasize smaller niche acquisitions utilizing our technical expertise, financial flexibility and structuring experience. In addition, we are also actively seeking larger acquisitions of assets or companies that would afford opportunities to expand our existing core areas, to acquire additional geoscientists and/or engineers, or gain a significant acreage and production foothold in a new basin.

         St. Mary's total costs incurred for capital and exploration activities in 2002 increased $10.1 million or 6% compared to 2001. We spent $112.8 million in 2002 for unproved property acquisitions and domestic exploration and development compared to $141.7 million for the comparable period in 2001. This decrease was a result of planned decreases in the drilling activity budget and a
$2.9 million decrease in unproved property acquisition activity. Well testing continues on our two coalbed methane pilot programs located in the Hanging Woman
Basin. All pilot wells in the Antelope Draw field are currently shut-in while we evaluate the data from dewatering. Prior to shut-in, production from the
Anderson coal averaged 250 Mcf/day. We are continuing to produce and test wells at the Nest Prong field project. During the year, one of our partners exercised their right to participate in a leasehold acquisition bringing our total to
145,000 gross acres in the project. We are subject to an environmental public interest group lawsuit on 48,000 of these acres. See "Legal Proceedings" for a discussion of this lawsuit.

         In November 2001 we purchased oil and gas properties from Choctaw II
Oil & Gas, Ltd. for $40.5 million in cash. We used a portion of our credit facility for this acquisition. The properties are primarily located in the
Williston Basin of Montana and North Dakota and in the Green River Basin of
Wyoming.

         In December 2002 we purchased oil and gas properties from Burlington
Resources Oil & Gas Company LP for $69.5 million in cash. The properties are located in the Williston Basin of Montana and North Dakota with extensive overlap of ownership interest. Most of the properties will be operated by our
Nance subsidiary and are very concentrated in a manageable well count with high ownership percentages in high quality long-lived properties. We financed this acquisition using cash on hand and a portion of our bank credit facility. At the time of acquisition, these properties were producing an estimated 3,100 Bbls of oil per day and 3,300 Mcf of natural gas per day.

         Capital Expenditure Budget. We anticipate spending approximately $225 million for capital and exploration expenditures in 2003 with $90 million allocated for acquisitions of producing properties. Anticipated ongoing exploration and development expenditures for each of our core areas is as follows (in millions):

         o        Mid-Continent region                              $  45
         o        Williston Basin and Rockies region                $  33
         o        ArkLaTex region                                   $  19
         o        Gulf Coast and Gulf of Mexico region              $  17
         o        Permian Basin                                     $  12
         o        Other                                             $   9
                                                                    -----
         Total                                                       $135
                                                                    =====

         We believe that the amount not funded from our internally generated cash flow in 2003 can be funded from our existing cash and our bank credit facility. The amount and allocation of future capital and exploration expenditures will depend upon a number of factors including the number and size of available acquisition opportunities and our ability to assimilate these acquisitions. Also, the impact of oil and gas prices on investment opportunities, the availability of capital and borrowing capability and the success of our development and exploratory activity could lead to funding requirements for further development. If additional development or attractive acquisition opportunities arise, we may consider other forms of financing, including the public offering or private placement of equity or debt securities.

         In January 2003 we utilized our common stock, cash on hand and a portion of our new credit facility to acquire $74.0 million of oil and gas properties. On January 29, 2003, we closed a $71.6 million acquisition with restricted shares of our common stock that included 66.9 BCFE or proved reserves for $68.8 million of oil and gas properties and $2.8 million of cash for net purchase price adjustments from Flying J Oil & Gas Inc. and Big West Oil
& Gas Inc. See the Common Stock section above for additional details. Half of the value of the properties acquired is located in the Williston Basin. The remaining value is split between the Powder River, Wind River and Green River
Basins of Wyoming and represents a significant increase of our presence in these areas.

         We seek to protect our rate of return on acquisitions of producing properties by hedging cash flow when the economic criteria from our evaluation and pricing model indicate it would be appropriate. Management's strategy is to hedge cash flows from investments currently requiring a gas price in excess of
$3.25 per Mcf and an oil price in excess of $22.50 per Bbl in order to meet minimum rate-of-return criteria. Management reviews these hedging parameters on a quarterly basis. We anticipate this strategy will result in the hedging of future cash flows from acquisitions. We generally limit our aggregate hedge position to no more than 50% of total production but will hedge larger percentages of total production in certain circumstances. We seek to minimize basis risk and index the majority of oil hedges to NYMEX prices and the majority of gas hedges to various regional index prices associated with pipelines in proximity to our areas of gas production. Our cash flow hedging instruments generally qualify for cash flow hedge accounting under SFAS No. 133. Our policy requires that we diversify our hedge positions with various counterparties and requires that such counterparties have clear indications of current financial strength. Including hedges entered into since December 31, 2002 we have the following contracts in place:

       Swaps
       -----
                                    Average          Quantity       Average Fixed
              Product            Volumes/month         Type        Contract Price       Duration
       ---------------------------------------------------------------------------------------------

            Natural Gas           1,599,000            MMBtu             $4.35        01/03 - 12/03
            Natural Gas             844,000            MMBtu             $4.04        01/04 - 12/04

                Oil                 206,200            Bbls             $25.94        01/03 - 12/03
                Oil                 144,500            Bbls             $23.71        01/04 - 12/04

       Collars
                                    Average            Floor           Ceiling
              Product            Volumes/month         Price            Price           Duration
       ---------------------------------------------------------------------------------------------

            Natural Gas             152,000 MMbtu      $2.50             $5.96        02/03 - 12/03

         On February 4, 2002, we entered into an agreement to monetize our unrealized hedge gain receivable due from Enron for $1.1 million. This amount was included in other comprehensive income at December 31, 2001, and was recorded as a hedge gain in the first quarter of 2002. Hedge gains and losses are reported in oil and gas production revenues in our consolidated statements of operations. Amortization of $1.7 million of other comprehensive income related to our commodity positions with Enron is also recorded in hedge gain. We will record amortization of the remaining $49,000 of other comprehensive income in hedge loss in 2003 for these contracts. Derivative gain in the consolidated statements of operations includes $31,000 of net loss from oil and gas hedge ineffectiveness.

         Other Derivatives. Our senior convertible notes contain a provision for payment of contingent interest if certain conditions are met. Under SFAS No. 133 this provision is considered an embedded equity-related derivative that is not clearly and closely related to the fair value of an equity interest and therefore must be separated and accounted for as a derivative instrument. The value of the derivative at issuance was $474,000. This amount was recorded as a decrease to the convertible notes payable in the consolidated balance sheets. Of this amount, $75,000 was amortized through interest expense in 2002. Derivative gain in the consolidated statements of operations includes $341,000 of net loss from mark-to-market adjustments for this derivative.

                  Our fixed-rate to floating-rate interest rate swap on $50.0 million of senior convertible notes did not qualify for fair value hedge treatment under SFAS No. 133. We entered into this contract in March 2002 and closed it out in December 2002. Derivative gain in the consolidated statements of operations includes $3.6 million of net gain from the termination of this contract.

Accounting Matters

         In December 2002 the Financial Accounting Standards Board issued SFAS
No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure:
an amendment of FASB Statement No. 123." This statement amends SFAS No. 123,
"Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The statement is effective for financial statements for fiscal years ending after December 15, 2002. We will continue to account for stock-based compensation using the methods detailed in Accounting Principles Board Opinion
No.25, "Accounting for Stock Issued to Employees."

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

Effects of Inflation and Changing Prices

         Within the United States in 2002 and 2001 general cost inflation had an effect on St. Mary as reflected in increased drilling costs and lease operating costs. We cannot predict the future extent of any such effect.

         St. Mary's results of operations and cash flows are affected by material changes in oil and gas prices. Oil and gas prices are strongly impacted by North American influences on natural gas and global influences on oil in relation to supply and demand for petroleum products. Oil and gas prices are further impacted by the quality of the oil and gas to be sold and the location of our producing properties in relation to markets for our products. Oil and gas price increases or decreases have a corresponding effect on our revenues from oil and gas sales. Oil and gas prices also affect the prices charged for drilling and related services. As oil and gas prices increase, revenues increase and there is usually a corresponding increase in our costs of drilling and related services. Also as oil and gas prices increase, the cost of acquiring producing properties increases, which could limit the number and accessibility of quality properties on the market.

         Material changes in oil and gas prices affect the current and future value of our estimated proved reserves and our borrowing capability, which is largely based on the value of such proved reserves. More stable natural gas and oil prices characterized most of 2002. Rig costs and operating costs decreased slightly. At the end of the year, in spite of a weakened economy, less than normal gas in storage, cold weather, a continuing petroleum industry strike in
Venezuela and the possibility of escalating conflict in the Middle East are causing both oil and natural gas prices to increase. However, higher oil and gas prices have not caused rig utilization to increase to the extent many expected.
In the near-term we do not expect competition for these limited resources to increase, but continued high prices will encourage development activity and could result in increases in the cost of both materials and personnel and corresponding effects on the cost to explore for, drill for and produce oil and gas. We continue to have good relationships with our vendors due to our reputation for timely payment of invoices, a positive by-product of our strong balance sheet.

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
The derivative gain or loss effectively offsets the loss or gain on the underlying commodity exposures that have been hedged. The fair value of the swaps are estimated based on quoted market prices of comparable contracts and approximate the net gains or losses that would have been realized if the contracts had been closed out at year-end. The fair values of the futures are based on quoted market prices obtained from the New York Mercantile Exchange adjusted fpr basis differentials.

         For contracts in place on December 31, 2002, a hypothetical $0.10 change in the future NYMEX strip prices applied to a notional amount of 12.4 million MMBtu covered by natural gas swaps would cause a change in the gain or
(loss) from these contracts of $853,000 in 2003 and $321,000 in 2004. A hypothetical $1.00 change in future NYMEX oil prices applied to a notional amount of 2.5 MMBbls covered by crude oil swaps would cause a change in the gain or (loss) from these contracts of $1.7 million in 2003 and $654,000 in 2004.
These hypothetical changes were discounted to present value using a 7.5%
discount rate since the latest expected maturity date of some of the swaps and futures contracts is greater than one year from the reporting date.

         Interest Rate Risk. Market risk is estimated as the potential change in fair value resulting from an immediate hypothetical one-percentage point parallel shift in the yield curve. The sensitivity analysis presents the hypothetical change in fair value of those financial instruments we held at
December 31, 2002, that are sensitive to changes in interest rates. For fixed-rate debt, interest rate changes affect the fair market value but do not impact results of operations or cash flows. Conversely for floating-rate debt, interest rate changes generally do not affect the fair market value but do impact future results of operations and cash flows, assuming other factors are held constant. The carrying amount of our floating rate debt approximates its fair value. At December 31, 2002, we had floating-rate debt of $14.0 million and had $100.0 million of fixed-rate debt. Assuming constant debt levels, the cash flow impact for the next year resulting from a one-percentage point change in interest rates would be approximately $140,000 before taxes. The results of operations impact might be less than this amount as a direct effect of the capitalization of interest to wells drilled in the next year. In prior years when our debt amount was at a reduced level we capitalized a large portion of our interest expense. Since we cannot predict the exact amount that would be capitalized, we cannot predict the exact effect that a one-percentage point shift would have on the results of operations.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Financial Statements that constitute Item 8 follow the text of this report. An index to the Consolidated Financial Statements and
Schedules appears in Item 14(a) of this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE

         As previously reported in our current reports on Form 8-K filed with the SEC on May 30, 2002 and June 5, 2002, on May 23, 2002 we dismissed Arthur
Andersen LLP as our independent accountants and on June 3, 2002 we engaged
Deloitte & Touche LLP as our new independent accountants. The St. Mary audit committee and board of directors approved this change in accountants.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item concerning St. Mar's directors is incorporated by reference to the information provided under the captions
"Election of Directors" and "Nominees for Election of Directors" in St. Mary's
definitive proxy statement for the 2003 annual meeting of stockholders to be filed within 120 days from December 31, 2002. The information required by this
Item concerning St. Mary's executive officers is incorporated by reference to the information provided in Part I-Item 4A-Executive Officers of the Registrant,
included in this Form 10-K.

         The information required by this Item concerning compliance with
Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information provided under the caption "Section 16(a)
Beneficial Ownership Reporting Compliance" in St. Mary's definitive proxy statement for the 2003 annual meeting of stockholders to be filed within 120 days from December 31, 2002.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item is incorporated by reference to the information provided under the captions, "Director Compensation," "Executive
Compensation," "Report of the Compensation Committee on Executive Compensation,"
"Retirement Plans," "Performance Graph," and "Employee Agreements and
Termination of Employment and Change-in-Control Arrangements" in St. Mary's
definitive proxy statement for the 2003 annual meeting of stockholders to be filed within 120 days from December 31, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The information required by this Item concerning security ownership of certain beneficial owners and management is incorporated by reference to the information provided under the caption "Security Ownership of Certain Beneficial
Owners and Management" in St. Mary's definitive proxy statement for the 2003 annual meeting of stockholders to be filed within 120 days from December 31,
2002.

         The information required by this Item concerning securities authorized for issuance under equity compensation plans is incorporated by reference to the information provided under the caption "Equity Compensation Plans" in Part II -
Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters,
included in this form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated by reference to the information provided under the caption "Certain Relationships and Related
Transactions" in St. Mary's definitive proxy statement for the 2003 annual meeting of stockholders to be filed within 120 days from December 31, 2002.

ITEM 14. CONTROLS AND PROCEDURES

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

         Within the 90-day period prior to the filing of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Vice-President -
Finance, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Vice-President - Finance concluded that our disclosure controls and procedures are effective for the purposes discussed above. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

    (b) Reports on Form 8-K.

         St. Mary Land & Exploration Company filed the following current reports on Form 8-K during the quarter ended December 31, 2002:

         On October 3, 2002, we filed a current report on Form 8-K reporting under Item 5 that we had signed a Purchase and Sale Agreement to acquire oil and gas properties from Burlington Resources Oil & Gas Company LP.

         On November 7, 2002, we filed a current report on Form 8-K reporting under Item 9 that we had issued a press release announcing our earnings and financial highlights for the third quarter of 2002.

         On November 20, 2002, we filed a current report on Form 8-K reporting under Item 9 that in connection with the filing of the Form 10-Q on November 13,
2002, the Chief Executive Officer and the Vice-President - Finance of the
registrant each signed a Certification pursuant to Section 906 of the Sarbanes -
Oxley Act of 2002.

         On December 12, 2002, we filed a current report on Form 8-K reporting under Item 2 that on December 3, 2002, we purchased oil and gas properties from
Burlington Resources Oil & Gas Company LP.

         On December 16, 2002, we filed a current report on Form 8-K reporting under Item 5 that we had issued a press release announcing an agreement to acquire oil and gas properties from Flying J Oil & Gas and Big West Oil
& Gas.

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
                  0-20872) for the quarter ended June 30, 1999 and incorporated herein by reference)
         4.2      First Amendment to Shareholders Rights Plan dated March 15,
                  2002 as adopted by the Board of Directors on July 19, 2001
                  (filed as Exhibit 4.2 to the registrant's Annual Report on
                  Form 10-K (File No. 0-20872) for the year ended December 31,
                  2001 and incorporated herein by reference)
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
                  0-20872) for the quarter ended March 31, 1999 and incorporated herein by reference)

         Exhibit
         Number   Description
         -------  -----------

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
         10.8     St. Mary Land & Exploration Company Stock Option Plan, As
                  Amended on March 29, 2001 (filed as Exhibit 99.1 to
                  registrant's Registration Statement on Form S-8 (Registration
                  No. 333-88780) and incorporated herein by reference)
         10.9     St. Mary Land & Exploration Company Incentive Stock Option
                  Plan, As Amended on March 29, 2001 (filed as Exhibit 99.2 to registrant's Registration Statement on Form S-8 (Registration
                  No. 333-88780) and incorporated herein by reference)
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
                  Hellerstein (filed as Exhibit 10.15 to the registrant's
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
                  registrant's Registration Statement on Form S-4 (Registration

         Exhibit
         Number   Description
         -------  -----------

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
                  Exhibit 10.1 to the registrant's Current Report on Form 8-K
                  (File No. 0-20872) dated December 10, 2001 and incorporated herein by reference)
         10.25    Registration Rights Agreement between St. Mary Land &
                  Exploration Company and Bear, Stearns & Co. Inc., et al
                  dated March 13, 2002 (filed as Exhibit 10.25 to the
                  registrant's Annual Report on Form 10-K (File No. 0-20872) for
                  the year ended December 31, 2001 and incorporated herein by reference)
         10.26    St. Mary Land & Exploration Company 5.75% Senior
                  Convertible Notes Due 2002 Indenture dated March 13, 2002
                  (filed as Exhibit 10.26 to the registrant's Annual Report on
                  Form 10-K (File No. 0-20872) for the year ended December 31,
                  2001 and incorporated herein by reference)
         10.27    First Amendment to Credit Agreement dated December 22, 1998
                  (filed as Exhibit 10.27 to the registrant's Annual Report on
                  Form 10-K (File No. 0-20872) for the year ended December 31,
                  2001 and incorporated herein by reference)
         10.28    Fourth Amendment to Credit Agreement dated March 4, 2002
                  (filed as Exhibit 10.28 to the registrant's Annual Report on
                  Form 10-K (File No. 0-20872) for the year ended December 31,
                  2001 and incorporated herein by reference)
         10.29    Purchase and Sale Agreement dated October 1, 2002, effective as of July 1, 2002; between Burlington Resources Oil & Gas
                  Company LP and The Louisiana Land and Exploration Company and
                  Nance Petroleum Corporation (filed as Exhibit 10.1 to the

         Exhibit
         Number   Description
         -------  -----------

                  registrant's Current Report on Form 8-K (File No. 001-31539)
                  filed on December 12, 2002 and incorporated herein by
                  reference )
         10.30    Purchase and Sale Agreement dated as of December 13, 2002
                  among Flying J Oil & Gas Inc., Big West Oil & Gas
                  Inc., NPC Inc. and St. Mary Land & Exploration Company
                  (filed as Exhibit 10.1 to the registrant's Current Report on
                  Form 8-K (File No. 001-31539) filed on February 13, 2003 and incorporated herein by reference)
         10.31    Addendum dated January 29, 2003 to Purchase and Sale Agreement dated December 13, 2002 (filed as Exhibit 10.2 to the
                  registrant's Current Report on Form 8-K (File No. 001-31539)
                  filed on February 13, 2003 and incorporated herein by
                  reference)
         10.32    Nonrecourse Secured Promissory Note dated January 29, 2003 by
                  Flying J Oil & Gas Inc. and Big West Oil & Gas Inc.
                  (filed as Exhibit 10.3 to the registrant's Current Report on
                  Form 8-K (File No. 001-31539) filed on February 13, 2003 and incorporated herein by reference)
         10.33    Stock Pledge Agreement from Flying J Oil & Gas Inc. and
                  Big West Oil & Gas Inc. to St. Mary Land & Exploration
                  Company executed as of January 29, 2003 (filed as Exhibit 10.4 to the registrant's Current Report on Form 8-K (File No.
                  001-31539) filed on February 13, 2003 and incorporated herein by reference)
         10.34    Registration Rights Agreement dated as of January 29, 2003 among St. Mary Land & Exploration Company, Flying J Oil
                  & Gas Inc. and Big West Oil & Gas Inc. (filed as
                  Exhibit 10.5 to the registrant's Current Report on Form 8-K
                  (File No. 001-31539) filed on February 13, 2003 and
                  incorporated herein by reference)
         10.35    Put and Call Option Agreement dated as of January 29, 2003 among St. Mary Land & Exploration Company, Flying J Oil
                  & Gas Inc. and Big West Oil & Gas Inc. (filed as
                  Exhibit 10.6 to the registrant's Current Report on Form 8-K
                  (File No. 001-31539) filed on February 13, 2003 and
                  incorporated herein by reference)
         10.36    Standstill Agreement dated as of January 29, 2003 among St.
                  Mary Land & Exploration Company, Flying J Oil & Gas
                  Inc. and Big West Oil & Gas Inc. (filed as Exhibit 10.7 to the registrant's Current Report on Form 8-K (File No.
                  001-31539) filed on February 13, 2003 and incorporated herein by reference) 10.37 Share Transfer Restriction Agreement dated as of January 29, 2003 among St. Mary Land & Exploration
                  Company, Flying J Oil & Gas Inc. and Big West Oil &
                  Gas Inc. (filed as Exhibit 10.8 to the registrant's Current
                  Report on Form 8-K (File No. 001-31539) filed on February 13,
                  2003 and incorporated herein by reference)
         10.38    Indemnity Guarantee Agreement dated January 29, 2003 between
                  NPC Inc. and Flying J Inc. (filed as Exhibit 10.9 to the
                  registrant's Current Report on Form 8-K (File No. 001-31539)
                  filed on February 13, 2003 and incorporated herein by
                  reference)
         10.39    Promissory Note dated July 21, 2000 and Letter Agreement dated
                  July 21, 2000 for $200,000 Relocation Loan to Robert T. Hanley
                  (filed as Exhibit 10.29 to the registrant's Annual Report on
                  Form 10-K/A No. 2 (File No. 0-20872) for the year ended
                  December 31, 2001 and incorporated herein by reference)
         10.40    Security Agreement made as of May 1, 2002 by St. Mary Land
                  & Exploration Company, St. Mary Operating Company, St.
                  Mary Energy Company, Nance Petroleum Corporation, St. Mary
                  Minerals Inc., Parish Corporation, Four Winds Marketing LLC,
                  and Roswell LLC, in favor of Bank of America, N.A. (filed as

         Exhibit
         Number   Description
         -------  -----------

                  Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q
                  (File No. 000-20872) for the quarter ended June 30, 2002 and incorporated herein by reference)
         10.41    Stock Pledge Agreement made as of May 1, 2002 by St. Mary Land
                  & Exploration Company in favor of Bank of America, N.A.
                  (filed as Exhibit 10.2 to the registrant's Quarterly Report on
                  Form 10-Q (File No. 000-20872) for the quarter ended June 30,
                  2002 and incorporated herein by reference)
         10.42    LLC Pledge Agreement made as of May 1, 2002 by St. Mary Land
                  & Exploration Company in favor of Bank of America, N.A.
                  (filed as Exhibit 10.3 to the registrant's Quarterly Report on
                  Form 10-Q (File No. 000-20872) for the quarter ended June 30,
                  2002 and incorporated herein by reference)
         10.43    Guaranty made as of May 1, 2002 by St. Mary Operating Company,
                  St. Mary Energy Company, Nance Petroleum Corporation, St. Mary
                  Minerals, Inc., Parish Corporation, Four Winds Marketing LLC
                  and Roswell LLC in favor of Bank of America, N.A. (filed as
                  Exhibit 10.4 to the registrant's Quarterly Report on Form 10-Q
                  (File No. 000-20872) for the quarter ended June 30, 2002 and incorporated herein by reference)
         10.44*   Credit Agreement dated as of January 27, 2003 among St. Mary
                  Land & Exploration Company, Wachovia Bank, National
                  Association of Administrative Agent, and the Lenders party thereto
         10.45*   Amendment to and Extension of Office Lease dated as of
                  December 14, 2001
         12.1*    Computation of Ratios of Earnings to Fixed Charges
         16.1     Letter by Arthur  Andersen LLP to the  Securities and Exchange
                  Commission  dated May 28, 2002  (filed as Exhibit  16.1 to the registrant's  Current Report on Form 8-K (File No.  000-20872)
                  filed on May 30, 2002 and incorporated herein by reference)
         21.1*    Subsidiaries of Registrant
         23.1*    Consent of Deloitte & Touche LLP
         23.2*    Information About Lack of Consent of Arthur Andersen LLP
         23.3*    Consent of Ryder Scott Company, L.P.
         24.1*    Power of Attorney (included in signature page hereof)

         ------------------------------
         *    Filed with this Form 10-K.

    (d) Financial Statement Schedules. See Item 14(c) above.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
St. Mary Land & Exploration Company and Subsidiaries

We have audited the accompanying consolidated balance sheet of St. Mary Land
& Exploration Company and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The Company's consolidated financial statements for each of the years in the two-year period ended December 31, 2001, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements in their report dated February 18, 2002, which report included an explanatory paragraph for the change in method of accounting for derivative instruments and hedging activities on January 1, 2001.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31,
2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United
States of America.

/s/ DELOITTE & TOUCHE LLP
Denver, Colorado
February 19, 2003

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

                                          /s/ ARTHUR ANDERSEN LLP

       Denver, Colorado,
         February 18, 2002.

NOTE: This Report of Independent Public Accountants dated February 18, 2002 by
Arthur Andersen LLP is a copy of the report previously issued by Arthur Andersen
LLP and included with Arthur Andersen LLP's consent in the Annual Report on Form
10-K for the year ended December 31, 2001 filed with the SEC on March 19, 2002 and the Annual Report on Form 10-K/A for the year ended December 31, 2001 filed with the SEC on March 25, 2002. Such report has not been reissued by Arthur
Andersen LLP for inclusion with this Annual Report on Form 10-K for the year ended December 31, 2002. After reasonable efforts, St. Mary Land &
Exploration Company has been unable to obtain a reissued report of Arthur
Andersen LLP for inclusion with this Form 10-K, and in reliance on Rule 2-02(e)
of Regulation S-X promulgated by the SEC is including a copy of the previously issued report with this Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)
                                                                      December 31,
                                                            -----------------------------
                                ASSETS                          2002             2001
                                                            ------------     ------------
Current assets:
     Cash and cash equivalents                                 $  11,154        $   4,116
     Short-term investments                                        1,933                -
     Accounts receivable                                          35,399           46,484
     Prepaid expenses and other                                    6,510            2,337
     Accrued derivative asset                                          -            8,194
     Refundable income taxes                                       1,031           11,061
     Deferred income taxes                                         3,520               29
                                                            ------------     ------------
          Total current assets                                    59,547           72,221
                                                            ------------     ------------

Property and equipment (successful efforts
   method), at cost:
     Proved oil and gas properties                               683,752          518,912
     Less accumulated depletion, depreciation
       and amortization                                         (263,436)        (216,288)
     Unproved oil and gas properties, net of
       impairment allowance of $8,865 in 2002
       and $8,908 in 2001                                         47,984           53,054
     Other property and equipment, net of
       accumulated depreciation of $3,586 in
       2002 and $3,120 in 2001                                     3,639            3,252
                                                            ------------     ------------
                                                                 471,939          358,930
                                                            ------------     ------------

                                                            ------------     ------------
Other noncurrent assets                                            5,653            5,838
                                                            ------------     ------------

                                                            ------------     ------------
Total Assets                                                   $ 537,139        $ 436,989
                                                            ============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses                     $  48,790        $  34,858
     Accrued derivative liability                                  8,707                -
     Deferred income taxes                                             -            3,363
                                                            ------------     ------------
          Total current liabilities                               57,497           38,221
                                                            ------------     ------------

Noncurrent liabilities:
     Long-term credit facility                                    14,000           64,000
     Convertible notes                                            99,601                -
     Deferred income taxes                                        60,156           47,685
     Other noncurrent liabilities                                  5,727              255
                                                            ------------     ------------
          Total noncurrent liabilities                           179,484          111,940
                                                            ------------     ------------

Commitments and contingencies (Notes 1,6,7,8)

                                                            ------------     ------------
Minority interest                                                    645              711
                                                            ------------     ------------

Stockholders' equity:
     Common stock, $0.01 par value: authorized
       -100,000,000 shares; issued - 28,983,110
       shares in 2002 and 28,779,808 shares in
       2001; outstanding - 27,973,210 shares in
       2002 and 27,769,908 shares in 2001                            290              288
     Additional paid-in capital                                  140,688          137,384
     Treasury stock - at cost: 1,009,900 shares
       in 2002 and 2001                                          (16,210)         (16,210)
     Retained earnings                                           182,512          157,739
     Accumulated other comprehensive income
       (loss)                                                     (7,767)           6,916
                                                            ------------     ------------
          Total stockholders' equity                             299,513          286,117
                                                            ------------     ------------
Total Liabilities and Stockholders' Equity                     $ 537,139        $ 436,989
                                                            ============     ============

                   The accompaying notes are an integral part
                  of these consolidated financial statements.

            ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                                    For the Years Ended December 31,
                                                            ----------------------------------------------
                                                                2002             2001             2000
                                                            ------------     ------------     ------------
Operating revenues:
     Oil and gas production                                    $ 185,670        $ 203,973        $ 188,407
     Gain (loss) on sale of proved properties                     (2,633)             367            3,404
     Marketed gas revenue                                          8,399              420                -
     Other oil and gas revenue                                       682            2,166            1,421
     Derivative gain                                               3,188                -                -
     Other revenues                                                1,088              543            2,434
                                                            ------------     ------------     ------------
          Total operating revenues                               196,394          207,469          195,666
                                                            ------------     ------------     ------------

Operating expenses:
     Oil and gas production                                       50,839           55,000           38,461
     Depletion, depreciation and amortization                     54,432           51,346           40,129
     Exploration                                                  19,501           19,518            9,633
     Impairment of proved properties                                   -              820            4,449
     Abandonment and impairment of unproved
       properties                                                  2,446            3,865            1,841
     General and administrative                                   14,299           11,762           11,166
     Derivative loss                                                   -            1,573                -
     Marketed gas system operating expense                         7,982              420                -
     Minority interest and other                                   1,206            1,253            1,437
                                                            ------------     ------------     ------------
          Total operating expenses                               150,705          145,557          107,116
                                                            ------------     ------------     ------------

Income from operations                                            45,689           61,912           88,550

Nonoperating income (expense):
     Interest income                                                 758              466              897
     Interest expense                                             (3,868)             (90)            (160)
                                                            ------------     ------------     ------------

Income before income taxes                                        42,579           62,288           89,287
Income tax expense                                                15,019           21,829           33,667
                                                            ------------     ------------     ------------

Net income                                                     $  27,560        $  40,459        $  55,620
                                                            ============     ============     ============

Basic net income per common share                              $    0.99        $    1.45        $    2.00
Diluted net income per common share                            $    0.97        $    1.42        $    1.97

Basic weighted average shares outstanding                         27,856           27,973           27,781
Diluted weighted average shares outstanding                       28,391           28,555           28,271

                   The accompaying notes are an integral part
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
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                      (In thousands, except share amounts)

                                                                                                      Accumulated
                                           Common Stock    Additional               Treasury Stock       Other        Total
                                       -------------------  Paid-in    Retained  ------------------- Comprehensive Stockholders'
                                         Shares     Amount  Capital    Earnings    Shares    Amount      Income       Equity
                                       ---------- -------- ---------- ---------- ---------- -------- ------------- -------------

Balances, December 31, 1999            27,893,910  $   279  $ 123,974  $  67,230   (365,600) $ 2,995) $        284  $    188,772

Comprehensive income:
  Net Income                                    -        -          -     55,620          -        -             -        55,620
  Unrealized net loss on marketable
    equity securities available for
    sale                                        -        -          -          -          -        -          (143)         (143)                                                                                                                        ------------
Total comprehensive income                                                                                                55,477                                                                                                                        ------------
Cash dividends, $ 0.10 per share                -        -          -     (2,775)         -        -             -        (2,775)
Treasury stock purchases                        -        -          -          -    (30,000)    (344)            -          (344)
Issuance for Employee Stock
  Purchase Plan                            32,296        -        311          -          -        -             -           311
ESPP disqualified distribution                  -        -          3          -          -        -             -             3
Sale of common stock, including
  income tax  benefit of stock
  option exercises                        619,220        6      8,597          -          -        -             -         8,603
Directors' stock compensation               8,400        1         88          -          -        -             -            89
                                       ---------- -------- ---------- ---------- ---------- -------- ------------- -------------

Balances, December 31, 2000            28,553,826  $   286  $ 132,973  $ 120,075   (395,600)$ (3,339) $        141  $    250,136

Comprehensive income:
  Net Income                                    -        -          -     40,459          -        -             -        40,459
  Unrealized net loss on marketable
    equity securities available for
    sale                                        -        -          -          -          -        -          (132)         (132)
  Adoption of SFAS No. 133                                                                                 (28,587)      (28,587)
  Reclass to earnings                           -        -          -          -          -        -        21,102        21,102
  Change in derivative instrument
    fair value                                  -        -          -          -          -        -        14,392        14,392                                                                                                                 ------------
Total comprehensive income                                                                                                47,234                                                                                                                        ------------
Cash dividends, $ 0.10 per share                -        -          -     (2,795)         -        -             -        (2,795)
Treasury stock purchases                        -        -          -          -   (614,300) (12,871)            -       (12,871)
Issuance for Employee Stock
  Purchase Plan                            29,772        -        575          -          -        -             -           575
Sale of common stock, including
  income tax  benefit of stock
  option exercises                        187,810        2      3,598          -          -        -             -         3,600
Directors' stock compensation               8,400        -        238          -          -        -             -           238
                                       ---------- -------- ---------- ---------- ---------- -------- ------------- -------------

Balances, December 31, 2001            28,779,808  $   288  $ 137,384  $ 157,739 (1,009,900)$(16,210) $      6,916  $    286,117
                                       ========== ======== ========== ========== ========== ======== ============= =============

Comprehensive income:
  Net Income                                    -        -          -     27,560          -        -             -        27,560
  Unrealized net loss on marketable
    equity securities available for
    sale                                        -        -          -          -          -        -          (725)         (725)
  Reclass to earnings                           -        -          -          -          -        -         1,447         1,447
  Change in derivative instrument
    fair value                                  -        -          -          -          -        -       (14,644)      (14,644)
  Minimum pension liability
    adjustment                                  -        -          -          -          -        -          (761)         (761)                                                                                                                       ------------
Total comprehensive income                                                                                                12,877                                                                                                                       ------------
Cash dividends, $ 0.10 per share                -        -          -     (2,787)         -        -             -        (2,787)
Issuance for Employee Stock
  Purchase Plan                            18,217        -        344          -          -        -             -           344
ESPP disqualified distribution                  -        -         21          -          -        -             -            21
Sale of common stock, including
  income tax  benefit of stock
  option exercises                        177,085        2      2,743          -          -        -             -         2,745
Accelerated vesing of retiring
  director options                              -        -         52          -          -        -             -            52
Directors' stock compensation               8,000        -        144          -          -        -             -           144
                                       ---------- -------- ---------- ---------- ---------- -------- ------------- -------------

Balances, December 31, 2002            28,983,110  $   290  $ 140,688  $ 182,512 (1,009,900)$(16,210) $     (7,767) $    299,513
                                       ========== ======== ========== ========== ========== ======== ============= =============

                   The accompaying notes are an integral part
                   of these consolidated financial statements.

                                 ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (In thousands)

                                                                      For the Years Ended December 31,
                                                            ----------------------------------------------
                                                                2002             2001             2000
                                                            ------------     ------------     ------------
Reconciliation of net income to net cash
     provided by operating activities:
  Net income                                                 $    27,560      $    40,459      $    55,620
  Adjustments to reconcile net income to net
         cash provided by operating
         activities:
    (Gain) loss on sale of proved properties                       2,633             (367)          (3,404)
    Gain on sale of KMOC stock                                      (836)               -           (2,156)
    Depletion, depreciation and amortization                      54,432           51,346           40,129
    Impairment of proved properties                                    -              820            4,449
    Abandonment and impairment of unproved
      properties                                                   2,446            3,865            1,841
    Unrealized derivative (gain) loss                                373            1,573                -
    Deferred income taxes                                         14,633           23,726           21,348
    Exploratory dry hole expense                                   7,677            9,028              789
    Minority interest and other                                       40           (1,327)           1,260
                                                            ------------     ------------     ------------
                                                                 108,958          129,123          119,876
Changes in current assets and liabilities:
    Accounts receivable                                           11,085             (629)         (23,138)
    Prepaid expenses and other                                    (4,173)            (664)             228
    Refundable income taxes                                       10,030          (11,061)              26
    Accounts payable and accrued expenses                         15,992           10,752           (4,652)
    Current deferred income taxes                                   (183)             (29)             (73)
                                                            ------------     ------------     ------------
Net cash provided by operating activities                        141,709          127,492           92,267
                                                            ------------     ------------     ------------

Cash flows from investing activities:
    Proceeds from sale of oil and gas properties                   1,624            4,771            3,573
    Capital expenditures                                         (97,257)        (131,680)         (65,241)
    Acquisition of oil and gas properties                        (87,466)         (39,124)         (52,076)
    Proceeds from distribution and sale of
      KMOC stock                                                   3,114            6,960                -
    Deposits to short term investments
      available-for-sale                                         (13,523)               -                -
    Receipts from short term investments
      available-for-sale                                          12,538                -                -
    Other                                                             39               (2)             876
                                                            ------------     ------------     ------------
Net cash used in investing activities                           (180,931)        (159,075)        (112,868)
                                                            ------------     ------------     ------------

Cash flows from financing activities:
    Proceeds from long-term debt                                  37,400          147,050           45,050
    Repayment of long-term debt                                  (87,400)        (105,050)         (36,050)
    Proceeds from convertible debt                                96,657                -                -
    Proceeds from sale of common stock                             2,390            2,746            7,143
    Repurchase of common stock                                         -          (12,871)            (344)
    Dividends paid                                                (2,787)          (2,795)          (2,775)
    Other                                                              -                -                1
                                                            ------------     ------------     ------------
Net cash provided by financing activities                         46,260           29,080           13,025
                                                            ------------     ------------     ------------

Net change in cash and cash equivalents                            7,038           (2,503)          (7,576)
Cash and cash equivalents at beginning of
    period                                                         4,116            6,619           14,195
                                                            ------------     ------------     ------------

Cash and cash equivalents at end of period                   $    11,154      $     4,116      $     6,619
                                                            ============     ============     ============

                   The accompaying notes are an integral part
                   of these consolidated financial statements.

            ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Supplemental schedule of additional cash flow information and noncash activities:
                                                                   For the Years Ended December 31,
                                                            ----------------------------------------------
                                                                2002             2001             2000
                                                            ------------     ------------     ------------
                                                                            (in thousands)

   Cash paid for interest, including amounts capitalized     $     2,498      $       764      $       916

   Cash paid (received) for income taxes                            (550)          11,205               92

   In June 2002 the Company issued 800 shares of common stock to a director and recorded compensation expense of $14,763.

   In January 2002 the Company issued 7,200 shares of common stock to its directors and recorded compensation expense of $129,683.

   In April 2002 the Company accepted 9,472,562 shares of common stock in
   Constellation Copper Corporation ("Constellation", formerly known as Summo
   Minerals Corporation) in lieu of cash payment for the relief of a $1,400,000 loan and $15,311 in interest due to the Company.

   In January 2001 the Company issued 8,400 shares of common stock to its directors and recorded compensation expense of $237,852.

   In June 2000 the Company received equipment valued at $1,202,000 as partial proceeds for property sold.

   In January 2000 the Company issued 8,400 shares of common stock to its directors and recorded compensation expense of $88,368.

                   The accompaying notes are an integral part
                   of these consolidated financial statements.

            ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

1.  Summary of Significant Accounting Policies

    Description of Operations

         St. Mary Land &  Exploration  Company ("St. Mary" or the "Company")
is an  independent  energy  company  engaged  in the  exploration,  development, acquisition  and  production  of  natural  gas  and  crude  oil.  The  Company's operations are conducted entirely in the United States.

    Basis of Presentation

         The  consolidated  financial  statements  include  the  accounts of the
Company  and  its   wholly-owned   subsidiaries.   Subsidiaries   that  are  not
wholly-owned are accounted for using full  consolidation  with minority interest or by the equity or cost method as  appropriate.  All  significant  intercompany accounts and transactions have been eliminated.

    Stock Splits

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

    Cash and Cash Equivalents

         The Company considers all highly liquid  investments  purchased with an initial  maturity of three months or less to be cash  equivalents.  The carrying value of cash and cash equivalents approximates fair value due to the short-term nature of these instruments.

    Short-term Investments

         The  Company's  short-term  investments  consist  primarily  of  equity securities  and  investment-grade  marketable  debt,  which  are  classified  as available-for-sale  or held-to-maturity.  Securities which have been categorized as  available-for-sale  are stated at fair value based on quoted market  prices.
Debt  securities that the Company has the ability and intent to hold to maturity are accounted for as  held-to-maturity  securities  and are carried at amortized cost.

    Concentration of Credit Risk

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
Shreveport,  Louisiana;  Tulsa, Oklahoma;  Lafayette,  Louisiana;  and Billings,
Montana. At December 31, 2002 and 2001, the Company had $4,881,000 and

$6,576,000  respectively,  invested  in money  market  funds,  including  margin accounts  consisting of corporate  commercial paper,  repurchase  agreements and
U.S.  Treasury  obligations.  The Company's  policy is to invest in highly rated instruments  and to limit  the  amount  of credit  exposure  at each  individual institution.

    Oil and Gas Producing Activities

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

         Geological and geophysical costs on exploratory prospects and the costs of carrying and  retaining  unproved  properties  are  expensed as incurred.  An impairment  allowance  is  provided  on a  property-by-property  basis  when the
Company determines that the unproved property will not be developed.  Depletion, depreciation  and amortization  ("DD&A") of capitalized  costs of proved oil and gas  properties  is  provided on a  field-by-field  basis using the units of production method based upon proved reserves.  The computation of DD&A takes into  consideration  restoration,  dismantlement  and abandonment  costs and the anticipated proceeds from equipment salvage. The restoration,  dismantlement and abandonment  costs  for  onshore  properties  are  expected  to be offset by the residual value of lease and well equipment.  The Company had a recorded offshore abandonment  liability of  $9,100,000  as of December  31, 2002,  based on total expected  abandonment  costs of $11,700,000  and a liability of $9,500,000 as of
December 31, 2001 based on total expected abandonment costs of $10,251,000. This liability  is  included in  accumulated  DD&A  on the  consolidated  balance sheets.  The Company  recorded  $204,000,  $313,000 and  $1,988,000  of offshore abandonment  liability accretion as part of DD&A expense in the consolidated statements of operations for the years ended  December 31, 2002,  2001 and 2000, respectively.

         The Company reviews its long-lived  assets for impairments  when events or changes in circumstances  indicate that an impairment may have occurred.  The impairment  test  compares  the expected  undiscounted  future net revenues on a field-by-field  basis with the related net capitalized  costs at the end of each period. Expected future cash flows are calculated on all proved reserves using a
15% discount rate and escalated  prices.  When the net capitalized  costs exceed the undiscounted  future net revenue of a property,  the cost of the property is written down to fair value,  which is  determined  using  discounted  future net revenues. During 2002, 2001 and 2000 the Company recorded impairment charges for proved properties of $-0-, $820,000 and $4,449,000, respectively.

    Sales of Producing and Nonproducing Properties

         The sale of a partial interest in a proved property is accounted for as normal  retirement,  and no gain or loss is recognized as long as this treatment does not significantly affect the  unit-of-production  amortization rate. A gain or loss is  recognized  for all  other  sales  of  producing  properties  and is included in the results of operations.

         The sale of a partial interest in an unproved property is accounted for as a recovery of cost when substantial  uncertainty exists as to recovery of the cost  applicable to the interest  retained.  A gain on the sale is recognized to the extent that the sales price exceeds the carrying amount of the unproved property.  A gain or loss is  recognized  for all  other  sales of  nonproducing properties and is included in the results of operations.

    Other Property and Equipment

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

    Gas Balancing

         The Company uses the sales method to account for gas imbalances.  Under this  method,  revenue  is  recorded  on the basis of gas  actually  sold by the
Company.  The Company  records revenue for its share of gas sold by other owners that  cannot  be  volumetrically  balanced  in the  future  due to  insufficient remaining reserves.  Related receivables totaling $898,000 at December 31, 2002, and $984,000 at December 31, 2001,  are included in other  noncurrent  assets in the accompanying  balance sheets.  The Company also reduces revenue for gas sold by the  Company  that  cannot be  volumetrically  balanced  in the future due to insufficient remaining reserves.  Related payables totaling $531,000 at December
31, 2002,  and $353,000 at December 31, 2001,  are included in other  noncurrent
liabilities  in  the  accompanying   balance  sheets.  The  Company's  remaining
overproduced  and  underproduced  gas balancing  positions are considered in the
Company's  proved oil and gas reserves (see Note 11 - Disclosures  About Oil and
Gas Producing Activities).

    Derivative Financial Instruments

         The  Company  seeks to protect  its rate of return on  acquisitions  of producing  properties,  drilling  prospects and other production by hedging cash flows when the economic  criteria from its evaluation and pricing model indicate it would be appropriate.  The Company intends for these  derivative  instruments used for this  purpose to be  designated  as and  qualify  as cash flow  hedging instruments under Statement of Financial  Accounting Standards ("SFAS") No. 133.
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

         The   Company's   hedge   positions   are   diversified   with  various
counterparties,  and the Company  requires that such  counterparties  have clear indications of current  financial  strength (See Note 10 - Derivative  Financial
Instruments for additional discussion of derivatives).

    Income Taxes

         Deferred  income taxes are provided on the  difference  between the tax basis  of an  asset  or  liability  and its  carrying  amount  in the  financial statements.  This  difference  will result in taxable  income or  deductions  in future years when the reported  amount of the asset or liability is recovered or settled, respectively.

    Earnings Per Share

         Basic net income per common  share of stock is  calculated  by dividing net income by the  weighted  average of common  shares  outstanding  during each year. Diluted net income per common share of stock is calculated by dividing net income by the weighted  average of common shares  outstanding and other dilutive
securities.   Potentially   dilutive   securities  of  the  Company  consist  of
outstanding options to purchase the Company's common stock and shares associated with the convertible  notes that were issued in 2002. The  outstanding  dilutive securities  related to  in-the-money  options for the years ended  December  31,
2002,  2001 and 2000 were 534,610,  582,313 and 490,288,  respectively.  Options that were  out-of-the-money  and therefore not  considered in the diluted income per share  calculation  were  1,539,227,  625,492,  and -0- for the years  ended
December 31, 2002, 2001 and 2000.  Shares  associated with the convertible notes are accounted for using the if-converted method.  Potentially dilutive shares of
3,076,922 in 2002 that related to the convertible notes were not included in the calculation of diluted net income per share because they were anti-dilutive.

    Stock-Based Compensation

         At December 31, 2002 the Company had stock-based employee  compensation plans  that  are  more  fully  described  in Note 7. The  Company  accounts  for stock-based  compensation  using the intrinsic value recognition and measurement principles prescribed in Accounting Principles Board Opinion No. 25, "Accounting
for Stock Issued to Employees"  ("APB No. 25") and related  interpretations.  No stock-based  employee  compensation  expense is  reflected  in net income as all options  granted  under those  plans had an  exercise  price equal to the market value of the underlying  common stock on the date of grant.  The following table illustrates  the effect on net income and  earnings per share if the Company had applied the fair value recognition  provisions of SFAS No. 123,  "Accounting for
Stock-Based Compensation," to stock-based employee compensation.

                                                                Pro Forma for the Years
                                                                   Ended December 31,
                                                     -------------------------------------------
                                                        2002              2001            2000
                                                        ----              ----            ----
                                                         (In thousands, except per share amounts)
         Net income
                           As reported               $  27,560        $  40,459        $  55,620
                           Pro forma                 $  22,894        $  37,569        $  52,515
         Basic earnings per share
                           As reported               $     .99        $    1.45        $    2.00
                           Pro forma                 $     .82        $    1.34        $    1.89
         Diluted earnings per share
                           As reported               $     .97        $    1.42        $    1.97
                           Pro forma                 $     .81        $    1.32        $    1.86

         For purposes of pro forma disclosures, the estimated fair values of the options are amortized to expense over the options' vesting periods.  The effects of  applying  SFAS  No.  123 in the pro  forma  disclosure  are not  necessarily indicative  of actual  future  amounts.  Additional  awards in future  years are anticipated.

    Comprehensive Income

         Comprehensive  income consists of net income,  and unrealized gains and losses on marketable equity securities held for sale, the effective component of derivative  instruments  classified  as cash flow  hedges,  and accrued  pension benefit obligation in excess of plan assets.  Comprehensive  income is presented net of income taxes in the consolidated  statements of stockholders'  equity and comprehensive income.

    Major Customers

         During 2002 no customer individually accounted for more than 10% of the
Company's  total  oil and gas  production  revenue.  During  2001 two  customers individually  accounted for 12.0% and 11.3% of the  Company's  total oil and gas production  revenue.  During  2000  one  customer  accounted  for  22.3%  of the
Company's total oil and gas production revenue.

    Industry Segment and Geographic Information

         The Company operates in one industry segment, which is the exploration, development  and  production  of  natural  gas  and  crude  oil,  and all of the
Company's  operations  are  conducted in the United  States.  Consequently,  the
Company currently reports as a single industry segment.

    Use of Estimates in the Preparation of Financial Statements

         The  preparation of financial  statements in conformity with accounting principles  generally accepted in the United States requires  management to make estimates  and  assumptions  that  affect  the  reported  amounts of oil and gas reserves,  assets  and  liabilities  and  disclosure  of  contingent  assets and liabilities at the date of the financial  statements and the reported amounts of revenues and expenses during the reporting  period.  Actual results could differ from those estimates.

    Recently Issued Accounting Standards

         In July 2001 the Financial  Accounting  Standards Board ("FASB") issued
SFAS No. 143,  "Accounting  for Asset  Retirement  Obligations."  This statement requires companies to recognize the fair value of an asset retirement  liability in the financial statements by capitalizing that cost as part of the cost of the related  long-lived  asset.  The  asset  retirement  liability  should  then  be allocated to expense by using a systematic and rational method. The statement is effective January 1, 2003. The Company has not determined the impact of adoption of this statement.

         In April  2002 the  FASB  issued  SFAS  No.  145,  "Rescission  of FASB
Statements No. 4, 44, and 64,  Amendment of FASB Statement No. 13, and Technical
Corrections."  This Statement  rescinds SFAS No. 4, "Reporting  Gains and Losses from  Extinguishment of Debt", and an amendment of that Statement,  SFAS No. 64,
"Extinguishments  of  Debt  Made to  Satisfy  Sinking-Fund  Requirements."  This
Statement also rescinds SFAS No. 44,  "Accounting for Intangible Assets of Motor
Carriers."  This  Statement  amends  SFAS No. 13,  "Accounting  for  Leases," to eliminate an inconsistency  between the required  accounting for  sale-leaseback transactions and the required  accounting for certain lease  modifications  that have  economic  effects that are similar to  sale-leaseback  transactions.  This
Statement  also  amends  other  existing  authoritative  pronouncements  to make various technical corrections, clarify meanings, or describe their applicability under changed  conditions.  The provisions of this Statement shall be applied in fiscal  years  beginning  after May 15,  2002.  We currently do not believe that adoption of this Statement will have an impact on the Company.

         In June 2002 the FASB issued SFAS No. No.  146,  "Accounting  for Costs
Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs  associated with exit or disposal  activities and nullifies  Emerging  Issues Task Force ("EITF")  Issue No. 94-3,  "Liability
Recognition for Certain Employee Termination Benefits and Other Costs to Exit an

Activity (including Certain Costs Incurred in a Restructuring)."  The provisions of this  Statement  are  effective  for  exit or  disposal  activities  that are initiated  after  December  31, 2002,  with early  application  encouraged.  The
Company does not believe that  adoption of this  Statement  will have a material impact on the financial statements.

         In  December  2002  the  FASB  issued  SFAS No.  148,  "Accounting  for
Stock-Based  Compensation  -- Transition  and  Disclosure:  an amendment of FASB
Statement  No.  123."  This  Statement  amends  SFAS No.  123,  "Accounting  for
Stock-Based  Compensation",  to provide  alternative methods of transition for a voluntary  change to the fair value based method of accounting  for  stock-based employee  compensation.  In  addition,  this  Statement  amends  the  disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim  financial  statements  about the method of accounting  for  stock-based employee compensation and the effect of the method used on reported results. The
Statement is effective  for financial  statements  for fiscal years ending after
December  15,  2002.  The  Company  will  continue  to account  for  stock-based
compensation  using  the  methods  detailed  in  the  stock-based   compensation
accounting policy.

2.  Accounts Receivable

         Accounts receivable are composed of the following:

                                                             December 31,
                                                      -------------------------
                                                         2002           2001
                                                      ----------     ----------
                                                            (In thousands)

         Accrued oil and gas sales                       $25,962        $29,041
         Due from joint interest owners                    8,920         17,042
         Other                                               517            401
                                                      ----------     ----------
         Total accounts receivable                       $35,399        $46,484
                                                      ==========     ==========

3.  Acquisitions

         On December 3, 2002, the Company  completed the  acquisition of oil and gas  properties  located in Montana,  North Dakota and Wyoming  from  Burlington
Resources Oil &  Gas Company LP. The Company paid  $69,469,000 in cash after normal price adjustments.  The Company utilized a portion of its existing credit facility to fund the  acquisition,  and the  transaction  was accounted for as a purchase.

         On November 29, 2001, the Company  completed the acquisition of oil and gas properties located in Montana,  North Dakota and Wyoming from Choctaw II Oil and  Gas,  LTD.  The  Company  paid  $40,526,000  in  cash  after  normal  price adjustments.  The Company  utilized a portion of its existing credit facility to fund the acquisition, and the transaction was accounted for as a purchase.

         On December 28, 2000, the Company  completed the acquisition of oil and gas  properties  primarily  located in the  Anadarko  Basin of Oklahoma  from JN
Exploration  and Production  Limited  Partnership and affiliates for $31,613,000 million in cash after normal purchase price  adjustments.  The Company  utilized cash  on hand  and a  portion  of its  existing  credit  facility  to  fund  the acquisition. The transaction was accounted for as a purchase.

4.  Income Taxes

         The provision for income taxes consists of the following:

                                               For the Years Ended December 31,
                                               --------------------------------
                                                   2002      2001       2000
                                               ---------- ---------- ----------
                                                            (in thousands)
         Current Taxes:
              Federal                           $     719  $   1,114  $  11,194

              State                                   569        620      1,181

         Deferred taxes                            13,731     20,095     21,292
                                               ---------- ---------- ----------
         Total income tax expense               $  15,019  $  21,829  $  33,667
                                               ========== ========== ==========

         The above taxes from continuing operations are net of alternative fuels credits (Internal Revenue Code Section 29) of $167,000 in 2002, $185,000 in 2001
and  $79,000 in 2000.  Current  federal tax does not reflect the tax benefit for deductions from stock option exercises of $719,000 in 2002, $930,000 in 2001 and
$1,771,000 in 2000 because the benefit is included in additional paid-in capital in the consolidated  balance sheets. The net federal taxes payable for the years ending  December 31,  2002,  2001 and 2000 are $-0-,  $184,000  and  $9,423,000,
respectively.

         The components of the net deferred tax liability are as follows:

                                                                               December 31,
                                                                          ---------------------
                                                                             2002       2001
                                                                          ---------- ----------
                                                                              (in thousands)
         Deferred Tax Liabilities
              Oil and gas properties                                       $  71,448  $  55,819
              Derivative Instruments                                               -      3,903
              Other                                                               62        147
                                                                          ---------- ----------
         Total deferred tax liabilities                                       71,510     59,869
                                                                          ---------- ----------

         Deferred Tax Assets
              Amounts included in Other Comprehensive Income                   4,181          -
              State tax net operating loss carryforward                        4,042      3,638
              Federal net operating loss carryforward                          3,142          -
              Deferred capital loss                                            1,703      1,715
              Other, primarily employee benefits                               1,325      1,716
              State and federal income tax benefit                               775      3,497
              Charitable contributions carryforward                              218          -
              Alternative minimum tax credit carryforward                        215        184
                                                                          ---------- ----------
         Total deferred tax assets                                           15,601      10,750
         Valuation allowance                                                  (727)      (1,929)
                                                                          ---------- ----------
         Net deferred tax assets                                              14,874      8,821
                                                                          ---------- ----------

         Total net deferred tax liabilities                                   56,636     51,048
         Current deferred income tax assets (liabilities)                      3,520     (3,363)
                                                                          ---------- ----------
         Non-current net deferred tax liabilities                          $  60,156  $  47,685
                                                                          ========== ==========

         Current refundable income tax                                     $   1,031  $  11,061
                                                                          ========== ==========

         In  accordance  with  SFAS  No.  109  the  Company   records   purchase
adjustments  to its long-term  deferred  income tax  liability  accounts to more closely align book and tax basis at the time of acquisition.  These  adjustments mitigate the effect of deferred  income tax expense or reduced  deferred  income tax  benefit on future  net income  before  income  tax from  acquisitions  that utilize the purchase method for accounting  principles generally accepted in the
United  States  and  are  considered  to be  tax-free  basis  transfers  for tax accounting.  During 1999 the Company adjusted its long-term  deferred income tax liability  account  for a  $667,000  increase  relating  to its Nance  Petroleum
Corporation  ("Nance") stock acquisition and recorded a $10,426,000 decrease for its King Ranch  Energy  ("KRE")  stock  acquisition  as  Nance's  book basis was greater than its tax basis, and KRE's tax basis was greater than its book basis.
The  Company  has been  recording  adjustments  to reflect  the  utilization  of additional  tax  benefits  of KRE by  King  Ranch,  Inc.  on it's  1999  Federal
consolidated income tax return and to reflect the utilization of tax benefits or liabilities on its own federal  consolidated  returns since the original amounts were recorded.

         At  December  31,  2002,  the  Company  had  state net  operating  loss carryforwards of approximately $61,000,000,  which expire between 2003 and 2021.
The Company's valuation allowance relates to those state net operating loss carryforwards  that the  Company  anticipates  will  expire  before  they can be utilized.  The  net  change  in  valuation  allowance  in 2002  results  from an evaluation of state net operating loss carryforwards that led to a conclusion by the Company that more of the  carryforwards  will be offset by  reversing  state temporary differences, projections of future taxable income and individual state tax planning strategies before they expire than was anticipated in prior years.

         Federal  income  tax  expense  differs  from the  amount  that would be provided by applying the statutory U.S. Federal income tax rate to income before income taxes for the following reasons:

                                                          For the Years Ended December 31,
                                                          --------------------------------
                                                              2002      2001      2000
                                                          --------------------------------
                                                                   (in thousands)

         Federal statutory taxes                           $  14,477   $ 20,420  $  30,267
         Increase (reduction) in taxes resulting from:
              State taxes (net of Federal benefit)             2,092      2,017      4,342
              Statutory depletion                               (218)      (238)       (71)
              Alternative fuel credits (Section 29)             (167)      (185)       (79)
              Change in valuation allowance                   (1,202)        34       (826)
              Other                                               37       (219)        34
                                                          ---------- ---------- ----------
         Income tax expense from continuing
              operations                                   $  15,019  $ 21,829   $  33,667
                                                          ========== ========== ==========

5.  Long-term Debt and Notes Payable

         In March  2002 the  Company  issued in a private  placement  a total of
$100,000,000  of 5.75% senior  convertible  notes due 2022 (the  "Notes") with a
0.5%   contingent   interest   provision  (see  Note   10-Derivative   Financial
Instruments).  The  contingent  interest  provision  did not apply to St. Mary's first  interest  payment on September 15, 2002, but it will apply to the payment due on March 15, 2003.  Interest payments will be made on March 15 and September
15 in subsequent  years. The Company received net proceeds of $96,661,000  after deducting  the initial  purchasers'  discount and offering  expenses paid by the
Company. The Notes are general unsecured obligations and rank on parity in right of payment with all existing and future unsecured senior  indebtedness and other general unsecured  obligations.  They are senior in right of payment to all  future  subordinated  indebtedness.  The  Notes  are  convertible  into the
Company's  common  stock at a conversion  price of $26.00 per share,  subject to adjustment.  The Company can redeem the Notes with cash in whole or in part at a repurchase  price  of 100% of the  principal  amount  plus  accrued  and  unpaid interest (including  contingent  interest) beginning on March 20, 2007. The note holders have the option of  requiring  the Company to  repurchase  the Notes for cash at 100% of the principal amount plus accrued and unpaid interest (including contingent  interest)  upon (1) a change in control of St.  Mary or (2) on March
20, 2007,  March 15,  2012,  and March 15,  2017.  If the note  holders  require repurchase on March 20, 2007, the Company may elect to pay the repurchase  price with  cash,  shares of its  common  stock  valued at a  discount  at the time of repurchase,  or any  combination  of cash and its discounted  common stock.  The shares of common  stock  used in any  repurchase  will be  discounted  at 95% of market price if 33% or less of the  repurchase  price is in shares of our common stock;  otherwise the stock will be discounted at 93% of market value.  St. Mary is  not  restricted  from  paying  dividends,  incurring  debt,  or  issuing  or repurchasing  its  securities  under the indenture  for the Notes.  There are no financial  covenants  in the  indenture.  The Company  used a portion of the net proceeds  from the  Notes to repay  its  credit  facility  balance  and used the remaining  net proceeds to fund a portion of its 2002 capital  expenditures.  On
March 25, 2002, the Company entered into a five-year fixed-rate to floating-rate interest  rate  swap on  $50,000,000  of  Notes.  The  floating  rate  for  each applicable  six-month  period  was  determined  as  LIBOR  plus  0.36%.  For the six-month  calculation  period  ending  March 15, 2003 this rate was 2.19%.  The interest  rate swap  contract was  terminated  on December 3, 2002.  The Company received  proceeds of $3,952,000 upon termination of the contract and recorded a derivative  gain of  $3,561,000 in the  statement of  operations.  See Note 10 -
Derivative Financial  Instruments for a discussion of the derivative  accounting for the interest rate swap.

         On March 4, 2002,  St.  Mary  entered  into an  agreement  to amend the existing  long-term  revolving  credit  agreement.  The lender may  periodically re-determine the aggregate borrowing base depending upon the value of St. Mary's oil and gas properties and other assets.  The accepted  borrowing base was $40.0 million at December 31, 2002,  and the stated  total  borrowing  base was $160.0 million.  The credit  agreement  has a maturity  date of  December  31, 2006 and includes a revolving period that matures on June 30, 2003.  Quarterly  principal payments will begin on September  30, 2003.  The amended  agreement  deletes all reference to and provisions of the short-term  tranche  previously  available to
St. Mary. The Company must comply with certain covenants  including  maintenance of  stockholders'  equity at a specified  level and  limitations  on  additional indebtedness. These outstanding balances accrued interest at rates determined by
St. Mary's debt to total capitalization ratio at our option of either:

      Debt to Capitalization Ratio         <30%  =>30%<40%  =>40%<50%     =>50%
      ----------------------------------------------------------------------------------------------

      Option (1)
           LIBOR plus                       1.000%           1.250%           1.375%       1.625%

      Option (2) - The higher of:
           Federal funds rate plus          0.500%           0.500%           0.500%       0.500%

           Prime rate plus                       -                -                -       0.250%

         The debt to total  capitalization  ratio as defined under the agreement was 27.5% as of December 31, 2002.

         Outstanding  borrowings  under  the  revolving  credit  agreement  were
$14,000,000  and  $64,000,000  as of December  31, 2002 and 2001,  respectively.
Borrowings  under the Notes were  $100,000,000  and $-0- as of December 31, 2002 and 2001, respectively. The weighted average interest rate paid in 2002 was 4.2%
including  commitment fees paid on the unused portion of the accepted  borrowing base and  including the effect of the interest  rate swap  contract.  Borrowings under the facility are secured by a pledge of  collateral  in favor of the banks and guarantees by subsidiaries.  Such collateral  consists primarily of security interests in the oil and gas properties of St. Mary and its subsidiaries.

         The Company's  estimated  annual  principal  payments  under the credit agreement for the next four years are as follows:

                           Years Ending
                           December 31,                 (In thousands)
                        ----------------                 -------------
                               2003                           $ 2,000
                               2004                             4,000
                               2005                             4,000
                               2006                             4,000
                                                         -------------
                              Total                           $14,000
                                                         =============

         In  January  2003,  this line of credit was  closed  and  replaced,  as described in Note 13, Subsequent Events.

6.   Commitments and Contingencies

         The Company  leases  office space under various  operating  leases with terms extending as far as May 31, 2012. The Company has a noncancelable sublease of approximately  $1,685,000 through 2012. Rent expense, net of sublease income, was $1,082,000,  $839,000 and $782,000 in 2002, 2001 and 2000, respectively. The
Company also leases office equipment under various operating leases.  The annual minimum lease payments for the next five years are presented below:

                           Years Ending
                           December 31,                 (In thousands)
                         ---------------                 ------------
                               2003                            $1,573
                               2004                             1,327
                               2005                             1,205
                               2006                             1,125
                               2007                               861
                            Thereafter                          3,674
                                                         ------------
                              Total                            $9,724
                                                         ============

7.   Compensation Plans

         The Company has a cash bonus plan that allows  participants  to receive up to 100% of their aggregate base salary. Any awards under the cash bonus plans are based on a combination  of Company and individual  performance.  The Company accrued $2,100,000 for cash bonuses in 2002 that will be paid in 2003,  $170,000 for cash bonuses in 2001 that were paid in 2002, and $1,957,000 for cash bonuses in 2000 that were paid in 2001.

         Under the Company's net profits  interest bonus plan, oil and gas wells that are  completed  or acquired  during a year are  designated  as a pool.  Key employees  designated as  participants  by the Company's  board of directors and employed by the Company on the last day of that year vest and become entitled to bonus  payments  after the Company  recovers net revenues  generated by the pool equal to 100% of its investment in that pool.  Thereafter,  an amount  generally equal to 10% of net revenues  generated by the pool will be allocated  among the participants  and paid on a quarterly basis. The percentage of net revenues from the pool to be split among the  participants  increases to 20% after the Company recovers  net  revenues  equal to 200% of its  investment.  The Company  records estimated  compensation  expense  based on a  number  of  assumptions  including estimates of oil and gas production,  oil and gas prices, recurring and workover lease operating expense and a present value discount factor.  The Company uses a discount  factor to  calculate  present  value  that  reflects  recovery  of its investment,  the timing of payments to participants and uncertainties associated with the estimates. The estimates the Company uses will change from year-to-year based on new  information  and any  change  in  estimated  compensation  will be recorded in the period that information becomes available.  The Company recorded estimated  compensation  expense of $5,600,000  in 2002,  $5,259,000 in 2001 and
$877,000 in 2000 relating to the net profits interest bonus plan.

         The Company has a defined  contribution  pension plan  ("401(k)  Plan")
that is subject to the Employee  Retirement  Income  Security  Act of 1974.  The
401(k) Plan allows  eligible  employees  to  contribute  up to 60% of their base salaries.  The Company  matches each  employee's  contributions  up to 6% of the employee's  base  salary  and  also  may make  additional  contributions  at its discretion.  The  Company's  contributions  to the  401(k)  Plan were  $621,000,
$559,000,  and  $412,000 for the years ended  December 31, 2002,  2001 and 2000, respectively.  No  discretionary  contributions  were made by the Company to the
401(K) Plan in any of these three years.

         In  September  1997 the Board of  Directors  approved the St. Mary Land
&  Exploration Company Employee Stock Purchase Plan ("Stock Purchase Plan"),
which became  effective  January 1, 1998. Under the Stock Purchase Plan eligible employees  may purchase  shares of the Company's  common stock  through  payroll deductions  of up to 15% of eligible  compensation.  The  purchase  price of the stock is 85% of the lower of the fair market  value of the stock on the first or last day of the purchase period.  The Stock Purchase Plan is intended to qualify under  Section  423 of the  Internal  Revenue  Code.  The  Company has set aside
1,000,000  shares of its common  stock to be available  for  issuance  under the
Stock  Purchase  Plan.  In 2002,  2001 and 2000  shares  issued  under the Stock
Purchase Plan totaled 18,217, 29,772 and 32,296, respectively. Total proceeds to the  Company for the  issuance  of these  shares  were  $344,000,  $575,000  and
$311,000 in 2002, 2001 and 2000, respectively. The Company recorded compensation expense of $21,000, $20,000 and $3,000 in 2002, 2001 and 2000, respectively, due to  nonqualified  dispositions  of stock  acquired by employees  under the Stock
Purchase Plan.

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

                                                      For the Years Ended December 31,
                                ------------------------------------------------------------------------------
                                          2002                       2001                      2000
                                -------------------------  ------------------------- -------------------------
                                               Weighted                  Weighted                  Weighted
                                               Average                    Average                   Average
                                               Exercise                  Exercise                  Exercise
                                   Shares       Price        Shares        Price       Shares        Price
                                ------------- -----------  ------------ ------------ ------------ ------------

Outstanding, start of year         2,151,675   $   19.42     1,986,124   $    18.95    1,998,254   $    11.63

Granted                            1,109,541       23.55       397,009        18.86      653,848        33.31
Exercised                            177,085       11.44       187,810        11.57      619,220        11.05
Forfeited                             22,565       25.08        43,648        26.00       46,758        11.74
                                -------------              ------------              ------------
Outstanding, end of year           3,061,566       21.34     2,151,675        19.42    1,986,124        18.95
                                =============              ============              ============

Exercisable, end of year           1,944,382       19.79     1,418,404        17.09    1,150,196        15.00
                                =============              ============              ============

Weighted average fair
     value of options
   granted during the year       $     10.77                $     8.36                $    14.75
                                =============              ============              ============

         A summary of additional  information related to the options outstanding as of December 31, 2002 follows:

                                           Options Outstanding                    Options Exercisable
                             ------------------------------------------------- ------------------------
                                               Weighted
                                               Average         Weighted                      Weighted
                                               Remaining        Average                      Average
        Range of                 Number       Contractual      Exercise         Number       Exercise
     Exercise Prices          Outstanding        Life            Price       Exercisable      Price
----------------------       ------------- ---------------- -------------- -------------- -------------

    $ 9.25  -  $10.25             332,808      4.8 years         $ 9.57        328,776        $ 9.57
     12.38  -   14.69             517,367      6.7 years          12.58        517,367         12.58
     15.93  -   17.50             280,111      7.3 years          16.55        196,353         16.82
     21.19  -   25.00           1,314,209      9.5 years          23.17        430,847         22.83
     33.31  -   33.31             617,071      8.0 years          33.31        471,039         33.31
                             -------------                                 --------------

 Total                          3,061,566      8.0 years          21.34      1,944,382         19.79
                             =============                                 ==============

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

         The fair value of options is  measured  at the date of grant  using the
Black-Scholes  option-pricing model. The fair values of options granted in 2002,
2001 and 2000 were estimated using the following weighted-average assumptions:

                                                       2002      2001       2000
                                                       ----      ----       ----
         Risk free interest rate                      3.76%     4.35%      5.14%
         Dividend yield                               0.43%     0.53%      0.32%
         Volatility Factor of the expected
             market price of the Company's
             common stock                            47.54%    49.79%     47.11%
         Expected life of the options (in years)        5.9       4.8        4.8

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

                                                        For the Years Ended December 31,
                                                              2002          2001
                                                              ----          ----
                                                                 (In thousands)
     Change in benefit obligations:
        Benefit obligation at beginning of year              $ 5,098      $ 3,054
             Service Cost                                        442          323
             Interest Cost                                       358          317
             Amendments                                          (46)           0
             Actuarial loss                                      409        1,485
             Benefits paid                                       (25)         (81)
                                                            --------     --------
        Benefit obligation at end of year                    $ 6,236      $ 5,098
                                                            ========     ========

     Change in plan assets:
        Fair value of plan assets at beginning of year       $ 2,042      $ 1,775
             Actual return on plan assets                       (255)         (13)
             Employer contribution                               716          361
        Benefits paid                                            (25)         (81)
                                                            --------     --------
        Fair value of plan assets at end of year             $ 2,478      $ 2,042
                                                            ========     ========

     Funded Status                                           $(3,758)     $(3,056)
        Unrecognized net actuarial loss                        2,925        2,326
        Unrecognized prior service cost                          (41)         (20)
                                                            --------     --------
        Accrued benefit cost                                 $  (874)     $  (750)
                                                            ========     ========

         The Company's  Qualified Pension Plan's accumulated  benefit obligation was  $3,526,000 at December 31, 2002,  and  $2,646,000 at December 31, 2001. The
accumulated   benefit  obligation   exceeds  plan  assets  by  $1,048,000.   The
tax-adjusted liability of $761,000 was recorded in other comprehensive income at
December 31, 2002.

         The  Company's   Nonqualified   Pension  Plan's   accumulated   benefit
obligation was $853,000 at December 31, 2002, and $685,000 at December 31, 2001.
There are no plan assets in the nonqualified plan due to the nature of the plan.

         Assumptions used in the measurement of the Company's benefit obligation are as follows:

                                                For the Years Ended December 31,
                                                --------------------------------
                                                      2002          2001
                                                      ----          ----
        Weighted-average assumptions:
             Discount rate                           6.50%          7.25%
             Expected return on plan assets          8.00%          8.00%
             Rate of compensation increase           4.75%          5.00%

                                                For the Years Ended December 31,
                                                --------------------------------
                                                   2002       2001       2000
                                                   ----       ----       ----
                                                         (In thousands)
        Components of net periodic benefit cost:
             Service cost                         $  442     $  323     $  257
             Interest cost                           358        317        193
             Expected return on plan assets         (146)      (129)      (119)
             Amortization of prior service cost      (25)        (8)        (7)
             Amortization of net actuarial loss      211        188         36
                                                  ------     ------     ------
             Net periodic benefit cost            $  840     $  691     $  360
                                                  ======     ======     ======

         Prior  service costs are  amortized on a  straight-line  basis over the average  remaining  service period of active  participants.  Gains and losses in excess of 10% of the greater of the benefit  obligation  and the  market-related value of assets are  amortized  over the  average  remaining  service  period of active participants.

9.  Investment in Russian Joint Venture

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

         In January  2002 the Company sold its  remaining  shares of KMOC common stock for proceeds of $2,772,000 and recorded a gain of $838,000.

10. Derivative Financial Instruments

         The  Company  realized  a net  gain of  $878,000  from  its  derivative contracts for the year ended  December 31, 2002, a net loss of  $22,675,000  for the year ended  December  31,  2001 and a net loss of  $33,641,000  for the year ended December 31, 2000.

       The Company's senior  convertible notes contain a provision for payment of contingent  interest if certain  conditions  are met. Under SFAS No. 133 this provision  is  considered  an embedded  equity  related  derivative  that is not clearly  and  closely  related  to the fair  value  of an  equity  interest  and therefore must be separately  treated as a derivative  instrument.  The value of the derivative at issuance was $474,000.  This amount was recorded as a decrease to the convertible  notes payable in the  consolidated  balance sheets.  Of this amount, $75,000 has been amortized through interest expense.  Derivative gain in the  consolidated  statements of operations  includes  $341,000 of net loss from mark-to-market adjustments for this derivative.

         The  Company's  fixed-rate  to  floating  rate  interest  rate  swap on
$50,000,000  of senior  convertible  notes did not  qualify for fair value hedge treatment  under SFAS No. 133. This contract was entered into on March 25, 2002, and was closed out on  December  3, 2002.  Derivative  gain in the  consolidated statement  of  operations  includes  $3,561,000  of net  realized  gain from the termination of the interest rate swap contract.

         The following table summarizes derivative instrument activity.

                                                               2002             2001              2000
                                                          --------------- --------------- ---------------
                                                                             Gain (Loss)
Derivative contract settlements included
   in oil and gas production revenues                      $   (2,235,000) $  (21,102,000) $  (33,641,000)
Ineffective portion of hedges qualifying
   for hedge accounting included in
   derivative gain(loss)                                          (32,000)         45,000               -
Non-qualified derivative contracts included
    in derivative gain (loss)                                   3,220,000      (1,618,000)              -
Amortization of contingent interest derivative
    through interest expense                                      (75,000)              -               -
                                                          --------------- --------------- ---------------
                   Total                                   $      878,000  $  (22,675,000) $  (33,641,000)
                                                          =============== =============== ===============

         Including  hedges  entered into since December 31, 2002 the Company has the following  commodity  swap  contracts in place to hedge cash flow and reduce the impact of oil and gas price fluctuations:

       Swaps
       -----
                                    Average          Quantity       Average Fixed
              Product            Volumes/month         Type         Contract Price      Duration
       ---------------------------------------------------------------------------------------------

            Natural Gas           1,599,000            MMBtu             $4.35        01/03 - 12/03
            Natural Gas             844,000            MMBtu             $4.04        01/04 - 12/04

                Oil                 206,200            Bbls             $25.94        01/03 - 12/03
                Oil                 144,500            Bbls             $23.71        01/04 - 12/04

       Collars
       -------
                                    Average            Floor            Ceiling
                 Product         Volumes/month         Price             Price          Duration
       ---------------------------------------------------------------------------------------------

            Natural Gas             152,000 MMbtu      $2.50             $5.96        02/03 - 12/03

         This table excludes commodity  positions with Enron North America Corp, which filed for  bankruptcy  protection in December 2001. A net non-cash gain of
$1,697,000 from these contracts is included in oil and gas production  operating revenues in the consolidated statements of operations. The Company will amortize the remaining $49,000 unrealized hedge loss in 2003.

         As noted in the table above, the last of those contracts will expire by
December 31, 2004.  Derivative gain in the consolidated  statement of operations includes  a  loss  of  $31,000  from  ineffectiveness  related  to  these  hedge contracts. On December 31, 2002 the estimated fair value of contracts designated and  qualifying  as cash flow  hedges  under  SFAS No.  133 was a  liability  of
$9,980,000.  The Company will reclassify this amount to gains or losses included in oil and gas production  operating revenues as the hedged production  quantity is  produced.  Based on current  prices the net  amount of  existing  unrealized after-tax loss as of December 31, 2002 to be reclassified from accumulated other comprehensive  income to oil and gas production  operating  revenues in the next twelve months would be  $5,461,000,  net of deferred  income taxes.  The Company anticipates that all original  forecasted  transactions will occur by the end of the originally specified time periods.

         The Company  adopted SFAS No. 133 adopted on January 1, 2001.  SFAS No.
133 requires  companies to report all derivatives at fair value as either assets or  liabilities  and bases the  accounting  treatment of the  derivatives on the reasons an entity holds the instrument. The adoption of SFAS No. 133 resulted in the  Company  recording  a liability  of  $45,699,000  for the fair value of the derivative  instruments  at January 1, 2001.  The Company's  adoption entry also resulted in deferral of the  recognition of this liability to accumulated  other comprehensive loss of $28,587,000, net of deferred income taxes.

         See  also  Derivative  Financial  Instruments  in Note 1 -  Summary  of
Significant Accounting Policies.

11. Disclosures About Oil and Gas Producing Activities

Costs Incurred in Oil and Gas Producing Activities:

         Costs  incurred in oil and gas property  acquisition,  exploration  and development  activities,  whether  capitalized  or expensed,  are  summarized as follows:

                                               For the Years Ended December 31,
                                               --------------------------------
                                                    2002     2001     2000
                                                    ----     ----     ----
                                                          (In thousands)

                  Development costs               $ 74,376 $ 98,617 $ 48,996
                  Exploration                       22,778   24,506   17,012
                  Acquisitions:
                    Proved                          87,706   41,188   53,482
                    Unproved                         8,128   18,552    5,694
                                                  -------- -------- --------
                  Total                           $192,988 $182,863 $125,184
                                                  ======== ======== ========

Oil and Gas Reserve Quantities (Unaudited):

         The reserve  information  as of December 31, 2002,  2001,  and 2000 was prepared  by Ryder Scott  Company and St.  Mary.  The  Company  emphasizes  that reserve estimates are inherently imprecise and that estimates of new discoveries are more  imprecise  than  those of  proved  producing  oil and gas  properties.
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
                                                             For the Years Ended December 31,
                                                             --------------------------------
                                                        2002                  2001                 2000
                                                      --------                ----                 ----
                                                 Oil or                Oil or                Oil or
                                               Condensate    Gas     Condensate    Gas     Condensate    Gas
                                               ----------    ---     ----------    ---     ----------    ---
                                                 (MBbl)     (MMcf)     (MBbl)     (MMcf)     (MBbl)    (MMcf)
Total proved reserves:
         Developed and undeveloped:
         Beginning of year                       23,669    241,231     20,950    225,975     18,900    207,642
         Revisions of previous estimate           3,611      4,696     (1,334)   (16,421)       210     (1,172)
         Discoveries and extensions               1,250     32,813      3,131     59,830      1,707     37,702
         Purchases of minerals in place          10,578     38,118      3,774     13,086      3,149     21,689
         Sales of reserves                         (174)    (4,522)      (418)    (1,748)      (618)    (1,540)
         Production                              (2,815)   (38,164)    (2,434)   (39,491)    (2,398)   (38,346)
                                                 ------    -------     ------    -------     ------    -------
         End of year (a)                         36,119    274,172     23,669    241,231     20,950    225,975
                                                 ======    =======     ======    =======     ======    =======

Proved developed reserves:
         Beginning of year                       20,679    205,637     19,006    192,472     16,688    169,379
                                                 ======    =======     ======    =======     ======    =======
         End of year                             33,580    228,973     20,679    205,637     19,006    192,472
                                                 ======    =======     ======    =======     ======    =======
         ------------------
         (a)      At December 31, 2002, 2001, and 2000,  includes  approximately
                  1,151,  869 and 1,199  MMcf,  respectively,  representing  the
                  Company's underproduced gas balancing position.

Standardized Measure of Discounted Future Net Cash Flows (Unaudited):

         SFAS No.  69,  "Disclosures  About Oil and Gas  Producing  Activities,"
prescribes  guidelines for computing a  standardized  measure of future net cash flows and changes therein relating to estimated proved reserves. The Company has followed these guidelines, which are briefly discussed below.

         Future cash inflows and future  production  and  development  costs are determined by applying  benchmark  prices and costs,  including  transportation, quality and basis differential,  in effect at year-end to the year-end estimated quantities of oil and gas to be produced in the future.  Estimated future income
taxes  are  computed  using  current  statutory  income  tax  rates,   including
consideration for estimated future statutory depletion and alternative fuels tax credits.  The  resulting  future  net cash flows are  reduced  to present  value amounts by applying a 10% annual discount factor.

         The  assumptions  used to compute  the  standardized  measure are those prescribed  by the  FASB  and the  Securities  and  Exchange  Commission.  These
assumptions  do not  necessarily  reflect the Company's  expectations  of actual revenues  to be derived  from  those  reserves,  nor their  present  worth.  The limitations  inherent in the reserve quantity  estimation  process, as discussed previously,  are equally  applicable to the  standardized  measure  computations since these  estimates  are the basis for the valuation  process.  The following prices, adjusted for transportation,  quality and basis differentials, were used in the calculation of the standardized measure:

                                              For the Years Ended December 31,
                                              --------------------------------
                                               2002          2001         2000
                                               ----          ----         ----

                  Gas (per Mcf)               $ 4.211      $ 2.502     $  8.857
                  Oil (per Bbl)               $29.311      $18.113     $ 25.439

         The following  summary sets forth the  Company's  future net cash flows relating  to  proved  oil and gas  reserves  based on the  standardized  measure prescribed in SFAS No. 69:

                                                     For the Years Ended December 31,
                                                     --------------------------------
                                                  2002           2001             2000
                                                  ----           ----             ----
                                                            (In thousands)

         Future cash inflows                   $2,238,513      $1,020,948       $2,648,108
              Future production and
                development costs                (783,991)       (444,608)        (570,711)
              Future income taxes                (429,618)       (140,271)        (727,929)
                                               ----------     -----------       ----------
         Future net cash flows                  1,024,904         436,069        1,349,468
         10% annual discount                     (443,042)       (154,192)        (630,984)
                                               ----------     -----------       ----------

         Standardized measure of
              discounted future net cash flows $  581,862      $  281,877       $  718,484
                                               ==========     ===========       ==========

                  The principle sources of change in the standardized measure of discounted future net cash flows are as follows:

                                                     For the Years Ended December 31,
                                                     --------------------------------
                                                  2002            2001             2000
                                                  ----            ----             ----
                                                           (In thousands)
   Standard measure, beginning of year         $  281,877      $  718,484       $  261,314
   Sales of oil and gas produced,
              net of production costs            (137,066)       (170,074)        (183,586)
   Net changes in prices and production costs     298,079        (820,253)         772,910
   Extensions, discoveries and other,
              net of production costs              92,227          71,265          203,786
Purchase of minerals in place                     160,089          29,267          104,883
   Development costs incurred during the year      23,802          35,736           12,436
   Changes in estimated future development cost     4,265          (8,370)             351
   Revisions of previous quantity estimates        49,892         (17,593)             306
   Accretion of discount                           34,749         109,912           33,871
   Sales of reserves in place                        (708)        (10,548)          (3,329)
   Net change in income taxes                    (177,335)        298,717         (357,780)
Other                                             (48,009)         45,334         (126,678)
                                               ----------     -----------       ----------
   Standardized measure, end of year           $  581,862      $  281,877       $  718,484
                                               ==========     ===========       ==========

12.   Quarterly Financial Information (Unaudited)

         The Company's quarterly financial information for fiscal 2002 and 2001 is as follows (in thousands, except per share amounts):

                                                  First      Second     Third      Fourth
                                                 Quarter     Quarter    Quarter    Quarter
                                                ---------- ---------- ---------- ----------
Year Ended December 31, 2002:
Total Revenue                                    $  42,773  $  50,028  $  48,335  $  55,258
     Less: costs and expenses                       38,991     33,322     35,634     42,758
                                                ---------- ---------- ---------- ----------
Operating Income                                 $   3,782  $  16,706  $  12,701  $  12,500

Income before income taxes                       $   3,440  $  15,858  $   1,187  $  11,402
Net income                                       $   2,318  $  10,589  $   7,674  $   6,979
Net income per common share:
     Basic                                       $    0.08  $    0.38  $    0.28  $    0.25
     Diluted                                     $    0.08  $    0.37  $    0.27  $    0.24

Dividends paid per share                         $       -  $    0.05  $       -  $    0.05

Year Ended December 31, 2001
Total Revenue                                    $  68,347  $  55,776  $  42,656  $  40,690
     Less: costs and expenses                       36,626     32,804     37,129     38,998
                                                ---------- ---------- ---------- ----------
Operating Income                                    31,721     22,972      5,527      1,692

Income before income taxes                       $  31,874  $  23,119  $   5,595  $   1,700
Net income                                       $  20,393  $  14,234  $   4,861  $     971
Net income per common share:
     Basic                                       $    0.72  $    0.51  $    0.17  $    0.04
     Diluted                                     $    0.71  $    0.50  $    0.17  $    0.03

Dividends paid per share                         $       -  $    0.05  $       -  $    0.05

13. Subsequent Events (Unaudited)

Long - Term Debt

         In January  2003 the Company  entered  into a new  long-term  revolving credit agreement that replaced the agreement dated June 30, 1998. The new credit agreement specifies a maximum loan amount of $300,000,000.  Borrowings under the facility  are secured by a pledge of  collateral  in favor of the lenders and by common stock of material  subsidiaries  of the Company.  The  borrowing  base is currently  $215,000,000  but will be increased to  $250,000,000  when additional collateral is provided to the lenders. The lenders may periodically re-determine the aggregate  borrowing base depending upon the value of St. Mary's oil and gas properties  and other  assets.  The aggregate  commitment  was  $150,000,000  at
January 27, 2003,  and the credit  agreement  has a maturity date of January 27,
2006. The Company must comply with certain covenants.  Interest is accrued based on the borrowing base utilization percentage as LIBOR or the Alternate Base Rate
("ABR"), which is the Prime rate plus the following:

Borrowing base
utilization percentage          <30%  =>30%<40%  =>40%<50%     =>50%
-----------------------------------------------------------------------------------------------
Eurodollar Loans                 1.250%          1.500%           1.750%          2.000%
ABR Loans                        0.000%          0.250%           0.500%          0.750%
Commitment Fee Rate              0.300%          0.375%           0.375%          0.500%

Acquisitions

         On January  29,  2003,  the  Company  closed the  previously  announced agreement to acquire oil and gas properties from Flying J Oil & Gas Inc. and
Big West Oil & Gas Inc. St. Mary issued  3,380,818  shares of its restricted common stock valued at $71,594,000 for an estimated 66.9 BCFE of proved reserves and a net  amount of  $2,800,000  in cash for  purchase  price  adjustments.  In addition,  St.  Mary has made a  non-recourse  loan to  Flying J and Big West of
$71,594,000  at LIBOR plus 2% for up to a 39-month  period  that is secured by a pledge of these shares of St. Mary stock. During the 39-month loan period Flying
J and Big West can elect to sell their  shares of St.  Mary stock to the Company for $71,594,000  plus accrued  interest on the loan for the first thirty months, and St. Mary can elect to purchase the shares for $97,447,000, with the proceeds applied to the repayment of the loan.

                                   SIGNATURES

         Pursuant to the  requirements  of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ST. MARY LAND & EXPLORATION COMPANY
                                        ---------------------------------------
                                                    (Registrant)

Date:  March 12, 2003                   By: /s/ MARK A. HELLERSTEIN
                                           -----------------------------------
                                           Mark A. Hellerstein
                                           Chairman of the Board of Directors,
                                           President and Chief Executive Officer

                            GENERAL POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE  PRESENTS,  that each person whose  signature appears below  constitutes and appoints Mark A.  Hellerstein his or her true and
lawful   attorney-in-fact   and  agent  with  full  power  of  substitution  and
resubstitution,  for him or her and in his or her name,  place and stead, in any and all  capacities,  to sign any amendments to this annual report on Form 10-K, and to file the same,  with exhibits  thereto and other  documents in connection therewith,  with the Securities and Exchange  Commission,  hereby  ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

         Pursuant to the  requirements  of the Securities  Exchange Act of 1934, this  report has been  signed  below by the  following  persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                  Title                                  Date
---------                  -----                                  ----

/s/ MARK A. HELLERSTEIN    Chairman of the Board of Directors,    March 12, 2003
-----------------------    President and Chief Executive Officer
Mark A. Hellerstein

/s/ RONALD D. BOONE        Executive Vice President, Chief        March 12, 2003
-----------------------    Operating Officer and Director
Ronald D. Boone

/s/ ROBERT L. NANCE        Senior Vice President and Director     March 12, 2003
-----------------------
Robert L. Nance

/s/ RICHARD C. NORRIS      Vice President-Finance,                March 12, 2003
-----------------------    Secretary and Treasurer
Richard C. Norris

/s/ GARRY A. WILKENING     Vice President-Administration          March 12, 2003
-----------------------    and Controller
Garry A. Wilkening

Signature                  Title                                  Date
---------                  -----                                  ----

/s/BARBARA M. BAUMANN      Director                               March 12, 2003
-----------------------
Barbara M. Baumann

                           Director                               March 12, 2003
-----------------------
Larry W. Bickle

                           Director                               March 12, 2003
-----------------------
Thomas E. Congdon

/s/ WILLIAM J. GARDINER    Director                               March 12, 2003
-----------------------
William J. Gardiner

/s/ AREND J. SANDBULTE     Director                               March 12, 2003
-----------------------
Arend J. Sandbulte

                            Director                               March 12,2003
-----------------------
John M. Seidl

                                  CERTIFICATION

         I, Mark A. Hellerstein, certify that:

         1. I have reviewed this annual report on Form 10-K of St. Mary Land
& Exploration Company;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in
Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date:  March 12, 2003

                                            /s/ MARK A. HELLERSTEIN
                                            ------------------------------------
                                            Mark A. Hellerstein
                                            Chairman of the Board, President and
                                            Chief Executive Officer

                                  CERTIFICATION

         I, Richard C. Norris, certify that:

         1. I have reviewed this annual report on Form 10-K of St. Mary Land
& Exploration Company;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in
Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date:  March 12, 2003

                                            /s/ RICHARD C. NORRIS
                                            ------------------------------------
                                            Richard C. Norris
                                            Vice-President - Finance