Form 10-K/A
period 2002-12-31
ST MARY LAND & EXPLORATION CO
filed 2003-03-14
CIK 893538

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K/A

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

================================================================================

                                EXPLANATORY NOTE

THIS AMENDMENT ON FORM 10-K/A IS BEING FILED SOLELY TO INSERT  ADDITIONAL  TYPED
SIGNATURES  INADVERTENTLY  NOT INCLUDED  WITH THE  ORIGINAL  FORM 10-K FILING ON
MARCH 13, 2003. ALL OTHER INFORMATION CONTAINED IN THE ORIGINAL FORM 10-K FILING
REMAINS UNCHANGED.

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
Richard C. Norris

/s/ GARRY A. WILKENING     Vice President-Administration          March 12, 2003
-----------------------    and Controller
Garry A. Wilkening

Signature                  Title                                  Date
---------                  -----                                  ----

/s/BARBARA M. BAUMANN      Director                               March 12, 2003
-----------------------
Barbara M. Baumann

/s/ LARRY W. BICKLE        Director                               March 12, 2003
-----------------------
Larry W. Bickle

                           Director                               March 12, 2003
-----------------------
Thomas E. Congdon

/s/ WILLIAM J. GARDINER    Director                               March 12, 2003
-----------------------
William J. Gardiner

/s/ AREND J. SANDBULTE     Director                               March 12, 2003
-----------------------
Arend J. Sandbulte

/s/ JOHN M. SEIDL          Director                               March 12, 2003
-----------------------
John M. Seidl

                                   SIGNATURE

Pursuant to the  requirements of Section 13 or 15(d) of the Securities  Exchange
Act of 1934,  the  registrant  has duly  caused  this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ST. MARY LAND & EXPLORATION COMPANY
                                        ---------------------------------------
                                                    (Registrant)

Date:  March 14, 2003                   By: /s/ MARK A. HELLERSTEIN
                                           ------------------------------------
                                           Mark A. Hellerstein
                                           Chairman of the Board of Directors,
                                           President and Chief Executive Officer