Form 10-Q
period 2003-03-31
ST MARY LAND & EXPLORATION CO
filed 2003-05-15
CIK 893538

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
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                                  ------------

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

Indicate by check mark whether the registrant is an accredited filer (as defined
by Rule 12b-2 of the  Exchange  Act).  Yes [ X ]     No [   ]

Indicate  the number of shares  outstanding of each of  the issuer's  classes of common stock as of the latest practicable date.

As of May 12, 2003, the registrant  had 31,506,021 shares of common stock, $0.01 par value, outstanding.

================================================================================

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

                       Consolidated Balance
                       Sheets - March 31, 2003 and
                       December 31, 2002.......................................3

                       Consolidated Statements of
                       Operations - Three Months Ended
                       March 31, 2003 and 2002.................................4

                       Consolidated Statements of
                       Cash Flows - Three Months Ended
                       March 31, 2003 and 2002.................................5

                       Consolidated Statements of
                       Stockholders' Equity and Comprehensive
                       Income - March 31, 2003
                       and December 31, 2002...................................7

                       Notes to Consolidated Financial
                       Statements - March 31, 2003.............................8

            Item 2.    Management's Discussion and
                       Analysis of Financial Condition
                       and Results of Operations..............................14

            Item 3.    Quantitative and Qualitative Disclosures
                       About Market Risk......................................25

            Item 4.    Controls and Procedures................................26

Part II.    OTHER INFORMATION

            Item 1.    Legal Proceedings......................................27

            Item 2.    Changes in Securities and Use of Proceeds..............27

            Item 6.    Exhibits and Reports on Form 8-K.......................27

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

            ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                      (In thousands, except share amounts)

                                                                      March 31,   December 31,
                                                                    ------------  ------------
                                ASSETS                                  2003          2002
                                                                    ------------  ------------
Current assets:
  Cash and cash equivalents                                            $  17,291     $  11,154
  Short term investments                                                   2,511         1,933
  Accounts receivable                                                     68,046        35,399
  Prepaid expenses and other                                               5,739         6,510
  Accrued derivative asset                                                 3,822             -
  Refundable income taxes                                                      -         1,031
  Deferred income taxes                                                    4,155         3,520
                                                                    ------------  ------------
     Total current assets                                                101,564        59,547
                                                                    ------------  ------------

Property and equipment (successful efforts method), at cost:
  Proved oil and gas properties                                          789,043       683,752
  Less accumulated depletion, depreciation and amortization             (263,725)     (263,436)
  Unproved oil and gas properties, net of impairment
    allowance of $9,290 in 2003 and $8,865 in 2002                        56,475        47,984
  Other property and equipment, net of accumulated depreciation
    of $3,748 in 2003 and $3,586 in 2002                                   4,329         3,639
                                                                    ------------  ------------
     Total property and equipment                                        586,122       471,939
                                                                    ------------  ------------

                                                                    ------------  ------------
Other noncurrent assets                                                    6,668         5,653
                                                                    ------------  ------------

                                                                    ------------  ------------
Total Assets                                                           $ 694,354     $ 537,139
                                                                    ============  ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                                $  74,936     $  48,790
  Accrued hedge liability                                                 15,082         8,707
                                                                    ------------  ------------
     Total current liabilities                                            90,018        57,497
                                                                    ------------  ------------

Noncurrent liabilities:
  Long-term credit facility                                               71,000        14,000
  Convertible notes, net of unamortized portion of
    initial contingent interest derivative                                99,625        99,601
  Deferred income taxes                                                   67,785        60,156
  Asset retirement obligation liability                                   23,734             -
  Other noncurrent liabilities                                             9,918         5,727
                                                                    ------------  ------------
     Total noncurrent liabilities                                        272,062       179,484
                                                                    ------------  ------------

Commitments and contingencies

                                                                    ------------  ------------
Minority interest                                                            700           645
                                                                    ------------  ------------

Temporary equity (Note 7):
  Common stock subject to put option, $0.01 par value
     issued and outstanding - 3,380,818 shares in
     2003 and -0- share in 2002                                           71,594             -
  Note receivable from Flying J and Big West                             (71,594)            -
                                                                    ------------  ------------
     Total temporary equity                                                    -             -
                                                                    ------------  ------------

Stockholders' equity:
  Common stock, $0.01 par value: authorized  - 100,000,000
    shares;
    issued - 29,060,539 shares in 2003 and 28,983,110 shares
      in 2002
    outstanding - 28,057,839 shares in 2003 and 27,973,210
      shares in 2002                                                         291           290
  Additional paid-in capital                                             142,066       140,688
  Treasury stock - at cost:  1,002,700 and 1,009,900 shares in
    2003 and 2002, respectively                                          (16,057)      (16,210)
  Retained earnings                                                      215,309       182,512
  Accumulated other comprehensive loss                                   (10,035)       (7,767)
                                                                    ------------  ------------
     Total stockholders' equity                                          331,574       299,513
                                                                    ------------  ------------

                                                                    ------------  ------------
Total Liabilities, Temporary Equity and Stockholders' Equity           $ 694,354     $ 537,139
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

            ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (In thousands, except per share amounts)

                                                                    For the Three Months Ended
                                                                              March 31,
                                                                    --------------------------
                                                                        2003           2002
                                                                    ------------  ------------
Operating revenues:
  Oil and gas production                                               $  95,688     $  41,093
  Gain (loss) on sale of proved properties                                    36           (36)
  Marketed gas revenue                                                     3,775           505
  Other oil and gas revenue                                                1,445           350
  Gain on sale of KMOC stock                                                   -           836
  Derivative gain                                                            115             -
  Other revenues                                                             145            25
                                                                    ------------  ------------
     Total operating revenues                                            101,204        42,773
                                                                    ------------  ------------

Operating expenses:
  Oil and gas production                                                  21,130        14,030
  Depletion, depreciation and amortization                                18,885        13,054
  Exploration                                                              4,150         6,916
  Abandonment and impairment of unproved properties                          919           697
  General and administrative                                               6,146         3,141
  Derivative loss                                                              -           352
  Marketed gas system operating expense                                    3,359           424
  Minority interest and other                                                196           377
                                                                    ------------  ------------
     Total operating expenses                                             54,785        38,991
                                                                    ------------  ------------

Income from operations                                                    46,419         3,782

Nonoperating income (expense):
  Interest income                                                            230           110
  Interest expense                                                        (2,216)         (452)
                                                                    ------------  ------------

Income before income taxes                                                44,433         3,440
Income tax expense                                                        17,071         1,122
                                                                    ------------  ------------

Income from continuing operations                                         27,362         2,318
  Cumulative effect of change in accounting principle, net                 5,435             -
                                                                    ------------  ------------
Net income                                                             $  32,797     $   2,318
                                                                    ============  ============

Basic earnings per common share:
  Income from continuing operations                                    $    0.90     $    0.08
  Cumulative effect of change in accounting principle                  $    0.18     $       -
                                                                    ------------  ------------
Basic net income per common share                                      $    1.08     $    0.08
                                                                    ============  ============

Diluted earnings per common share:
  Income from continuing operations                                    $    0.81     $    0.08
  Cumulative effect of change in accounting principle                  $    0.16     $       -
                                                                    ------------  ------------
Diluted net income per common share                                    $    0.97     $    0.08
                                                                    ============  ============

Basic weighted average common shares outstanding                          30,354        27,786
                                                                    ============  ============
Diluted weighted average common shares outstanding                        34,861        28,294
                                                                    ============  ============

Cash dividends declared per share                                      $       -     $       -
                                                                    ============  ============

                   The accompanying notes are an integral part
                   of these consolidated financial statements.

            ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                    For the Three Months Ended
                                                                             March 31,
                                                                    --------------------------
Reconciliation of net income to net cash provided                       2003          2002
   by operating activities:                                         ------------  ------------

    Net income                                                       $    32,797   $     2,318
    Adjustments to reconcile net income to net
        cash provided by operating activities:
      (Gain) loss on sale of proved properties                               (36)           36
      Gain on sale of KMOC stock                                               -          (836)
      Depletion, depreciation and amortization                            18,885        13,054
      Abandonment and impairment of unproved properties                      919           697
      Unrealized derivative (gain) loss                                     (115)          352
      Deferred income taxes                                                5,685           840
      Exploratory dry hole expense                                           461         4,178
      Minority interest and other                                            204          (791)
      Cumulative effect of change in accounting principle                 (5,435)            -
                                                                    ------------  ------------
                                                                          53,365        19,848
    Changes in current assets and liabilities:
      Accounts receivable                                                (32,647)       12,956
      Prepaid expenses and other                                             771        (4,336)
      Refundable income taxes                                              1,031         9,165
      Accounts payable and accrued expenses                               19,666         4,159
      Current deferred income taxes                                           68             -
                                                                    ------------  ------------
    Net cash provided by operating activities                             42,254        41,792
                                                                    ------------  ------------

    Cash flows from investing activities:
      Proceeds from sale of oil and gas properties                           108             -
      Capital expenditures                                               (21,023)      (26,564)
      Acquisition of oil and gas properties                              (73,151)      (12,726)
      Proceeds from distribution and sale of KMOC stock                        -         3,114
      Other                                                                   13           274
                                                                    ------------  ------------
    Net cash used in investing activities                                (94,053)      (35,902)
                                                                    ------------  ------------

    Cash flows from financing activities:
      Proceeds from credit facility                                       95,820        16,000
      Repayment of credit facility                                       (38,820)      (60,000)
      Proceeds from issuance of convertible notes                            (62)       96,854
      Proceeds from sale of common stock                                     998           331
                                                                    ------------  ------------
    Net cash provided by financing activities                             57,936        53,185
                                                                    ------------  ------------

    Net change in cash and cash equivalents                                6,137        59,075
    Cash and cash equivalents at beginning of period                      11,154         4,116
                                                                    ------------  ------------

    Cash and cash equivalents at end of period                       $    17,291   $    63,191
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

                                                                    For the Three Months Ended
                                                                              March 31,
                                                                    --------------------------
                                                                        2003           2002
                                                                    ------------  ------------
                                                                           (In thousands)

      Cash paid for interest                                         $     3,809   $       322

      Cash received for income taxes                                        (714)       (8,883)

      Cash paid for exploration expenses                                   4,150         6,916

      In January 2003 the Company issued 7,200 shares of common stock from treasury to its non-employee directors and recorded compensation expense of $153,000.

      In January 2002 the Company issued 7,200 shares of common stock to its non-employee directors and recorded compensation expense of $129,683.

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
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                      (In thousands, except share amounts)

                                                                                                          Accumulated
                                         Common Stock       Additional                Treasury Stock        Other          Total
                                      --------------------   Paid-in     Retained  --------------------- Comprehensive Stockholders'
                                        Shares    Amount     Capital     Earnings    Shares     Amount   Income (Loss)     Equity
                                      ----------- -------- ------------ ---------- ---------- ---------- ------------- ------------

                                      ----------- -------- ------------ ---------- ---------- ---------- ------------- ------------
Balances, December 31, 2001            28,779,808  $   288  $   137,384  $ 157,739 (1,009,900) $ (16,210) $      6,916  $   286,117
                                      ----------- -------- ------------ ---------- ---------- ---------- ------------- ------------

Comprehensive income:
  Net Income                                -        -            -         27,560      -          -            -            27,560
  Unrealized net loss on marketable
    equity securities available for
    sale                                    -        -            -          -          -          -              (725)        (725)
  Reclass to earnings                       -        -            -          -          -          -             1,447        1,447
  Change in derivative instrument
    fair value                              -        -            -          -          -          -           (14,644)     (14,644)
  Minimum pension liability
    adjustment                              -        -            -          -          -          -              (761)        (761)
                                                                                                                       ------------
Total comprehensive income                                                                                                   12,877
                                                                                                                       ------------
Cash dividends, $ 0.10 per share            -        -            -         (2,787)     -          -            -            (2,787)
Issuance for Employee Stock
  Purchase Plan                            18,217    -              344      -          -          -            -               344
ESPP disqualified distribution              -        -               21      -          -          -            -                21
Sale of common stock, including
  income tax  benefit of stock
  option exerercises                      177,085        2        2,743      -          -          -            -             2,745
Accelerated vesing of retiring
  director options                          -        -               52      -          -          -            -                52
Directors' stock compensation               8,000    -              144      -          -          -            -               144
                                      ----------- -------- ------------ ---------- ---------- ---------- ------------- ------------

Balances, December 31, 2002            28,983,110  $   290  $   140,688  $ 182,512 (1,009,900) $(16,210) $    (7,767)  $   299,513
                                      =========== ======== ============ ========== ========== ========== ============= ============

Comprehensive income:
  Net Income                                -        -            -         32,797      -          -                         32,797
  Unrealized net loss on marketable
    equity securities available for
    sale                                    -        -            -          -          -          -               607          607
  Reclass to earnings                       -        -            -          -          -          -             6,553        6,553
  Change in derivative instrument
    fair value                              -        -            -          -          -          -            (9,428)      (9,428)
                                                                                                                       ------------
Total comprehensive income                                                                                                  (2,268)
                                                                                                                       ------------
Sale of common stock, including
  income tax  benefit of stock
  option exercises                         77,429        1        1,378      -          -          -                          1,379
Directors' stock compensation               -        -            -          -          7,200        153                        153
                                      ----------- -------- ------------ ---------- ---------- ---------- ------------- ------------

Balances, March 31, 2003               29,060,539  $   291  $   142,066  $ 215,309 (1,002,700) $ (16,057) $    (10,035) $   331,574
                                      =========== ======== ============ ========== ========== ========== ============= ============

                   The accompanying notes are an integral part
                   of these consolidated financial statements.

            ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                         ------------------------------

                                 March 31, 2003

Note 1 - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of
St. Mary Land & Exploration Company and Subsidiaries ("St. Mary" or the
"Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in St. Mary's Annual Report on Form 10-K for the year ended December 31, 2002. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period presented are not necessarily indicative of the results that may be expected for the full year.

     The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Form 10-K.

Note 2 - Income Taxes

     Federal income tax expense for the three months ended March 31, 2003, and
2002 differ from the amounts that would be provided by applying the statutory
U.S. Federal income tax rate to income before income taxes primarily due to
Section 29 credits, percentage depletion, valuation allowance adjustments against prior year credits, and the effect of state income taxes. At March 31,
2003, the Company's current portion of income tax expense was $11,317,000.

Note 3 - Long-term Debt

     In January 2003 the Company entered into a new long-term revolving credit agreement with a group of banks that replaced the prior credit agreement dated
June 30, 1998. The new credit agreement specifies a maximum loan amount of
$300,000,000. Borrowings under the facility are secured by a pledge of collateral in favor of the lenders and by common stock of material subsidiaries of the Company. The borrowing base is currently $275,000,000. The lenders may periodically re-determine the aggregate borrowing base depending upon the value of St. Mary's oil and gas properties and other assets. The aggregate commitment was $150,000,000 at March 31, 2003, and the credit agreement has a maturity date of January 27, 2006. The Company must comply with certain covenants. Interest and commitment fees are accrued based on the borrowing base utilization percentage table below. Interest and commitment fees are accrued based on the borrowing base utilization percentage table below. Eurodollar loans accrue interest at LIBOR plus the applicable margin from the utilization table, and ABR loans accrue interest at Prime plus the applicable margin from the utilization table.

     Borrowing base
        utilization percentage  <50% =>50%<75% =>75%<90%  >90%
     ---------------------------------------------------------------------------
     Eurodollar Loans             1.25%        1.50%       1.75%        2.00%
     ABR Loans                    0.00%        0.25%       0.50%        0.75%
     Commitment Fee Rate          0.30%        0.38%       0.38%        0.50%

     At March 31, 2003, the Company's borrowing base utilization percentage as defined under the credit agreement was 25.8%. The Company had $68,000,000 in
Eurodollar loans and $3,000,000 in ABR loans outstanding under its revolving credit agreement and $100,000,000 in outstanding borrowings under the 5.75%
senior convertible notes as of March 31, 2003. The weighted average interest rate paid for the first quarter of 2003 was 4.88% including commitment fees paid on the unused portion of the credit facility borrowing base.

Note 4 - Derivative Financial Instruments

     The Company realized a net loss of $10,547,000 from its derivative contracts for the three months ended March 31, 2003, and a net gain of
$3,479,000 for the three months ended March 31, 2002.

     The Company's 5.75% senior convertible notes contain a provision for payment of contingent interest if certain conditions are met. Under Statement of
Financial Accounting Standards ("SFAS") No. 133 this provision is considered an embedded equity-related derivative that is not clearly and closely related to the fair value of an equity interest and therefore must be separately treated as a derivative instrument. The value of the derivative at issuance in March 2002 was $474,000. This amount was recorded as a decrease to the convertible notes payable in the consolidated balance sheets. Of this amount, $24,000 and $4,000 has been amortized through interest expense for the periods ended March 31,
2003, and March 31, 2002, respectively. Derivative gain in the consolidated statements of operations includes $128,000 of net gain from mark-to-market adjustments for this derivative at March 31, 2003, and derivative loss contains
$121,000 of net loss at March 31, 2002.

     The Company's previous fixed-rate to floating-rate interest rate swap on
$50,000,000 of 5.75% senior convertible notes did not qualify for cash flow or fair value hedge treatment under SFAS No. 133. This contract was entered into on
March 25, 2002, and was closed out on December 3, 2002. Derivative loss in the consolidated statement of operations for the period ended March 31, 2002, includes $44,000 of net unrealized mark-to-market loss from the interest rate swap contract.

     The following table summarizes derivative instrument activity.

                                                           For the Three Months Ended
                                                                    March 31,
                                                       ----------------------------------
                                                             2003              2002
                                                       ----------------  ----------------
                                                                   Gain (Loss)
Derivative contract settlements included
   in oil and gas production revenues                      $(10,638,000)       $3,835,000
Ineffective portion of hedges qualifying
   for hedge accounting included in
   derivative loss                                              (13,000)         (187,000)
Non-qualified derivative contracts included
    in derivative gain (loss)                                   128,000          (165,000)
Amortization of contingent interest derivative
    through interest expense                                    (24,000)           (4,000)
                                                       ----------------  ----------------

                   Total                                   $(10,547,000)       $3,479,000
                                                       ================  ================

     Derivative gain in the consolidated statements of operations includes a loss of $13,000 from ineffectiveness related to hedge contracts in 2003.
Derivative loss in 2002 includes a loss of $187,000 from ineffectiveness related to hedge contracts. On March 31, 2003, the estimated fair value of contracts designated and qualifying as cash flow hedges under SFAS No. 133 was a net pre-tax liability of $15,743,000. The Company will reclassify this amount to gains or losses included in oil and gas production operating revenues as the hedged production quantity is produced. Based on current prices the net amount of existing unrealized after-tax loss as of March 31, 2003, to be reclassified from accumulated other comprehensive income to oil and gas production operating revenues in the next twelve months would be $6,303,000, net of deferred income taxes. The Company anticipates that all original forecasted transactions will occur by the end of the originally specified time periods.

Note 5 - Compensation Plans

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

                                                 For the Three Months
                                                    Ended March 31,
                                                 --------------------
                                                    2003       2002
                                                    ----       ----
                                        (In thousands, except per share amounts)
         Net income
                        As reported             $ 32,797    $ 2,318
                        Pro forma               $ 32,497    $ 1,879
         Basic earnings per share
                        As reported             $   1.08    $  0.08
                        Pro forma               $   1.07    $  0.06
         Diluted earnings per share
                        As reported             $   0.97    $  0.08
                        Pro forma               $   0.96    $  0.06

     For purposes of pro forma disclosures, the estimated fair values of the options are amortized to expense over the options' vesting periods. The effects of applying SFAS No. 123 in the pro forma disclosure are not necessarily indicative of actual future amounts. Additional awards in future years are anticipated.

Note 6 -  Asset Retirement Obligations

     Effective January 1, 2003, the Company adopted the provisions of SFAS No.
143, "Accounting for Asset Retirement Obligations." SFAS No. 143 generally applies to retirement obligations that result from the acquisition, construction, development and/or the normal operation of a long-lived asset.
SFAS No. 143 requires the Company to recognize an estimated liability for costs associated with the abandonment of its oil and gas properties.

     As of January 1, 2003, the Company recognized the future cost to abandon oil and gas properties over the estimated economic life of the oil and gas properties in accordance with the provisions of SFAS No. 143. A liability for the fair value of an asset retirement obligation with a corresponding increase to the carrying value of the related long-lived asset is recorded on a discounted basis at the time the well is completed or acquired. The Company depletes the amount added to proved oil and gas properties, net of estimated salvage values, and recognizes accretion expense in connection with the discounted liability over the remaining life of the respective oil and gas properties. The Company previously had recognized an abandonment liability on its offshore wells. These offshore liabilities were reversed at adoption, and the methodology described above was used to determine the liability associated with abandoning all wells, including those offshore.

     The estimated liability is based on historical experience in abandoning these wells, estimated economic lives, estimates as to the cost to abandon the wells in the future and federal and state regulatory requirements. The liability is discounted using a discount rate of 7.25%. Revisions to the liability could occur due to changes in estimated abandonment costs or well economic lives, or if federal or state regulators enact new requirements for the abandonment of wells.

     Upon adoption of SFAS No. 143, the Company recorded a discounted liability of $21,403,000, reversed the existing offshore abandonment liability of
$9,144,000, increased net property and equipment by $21,106,000, and recognized a one-time cumulative effect gain of $5,435,000 (net of deferred tax benefit of
$3,414,000). The Company depletes the amount added to property and equipment and recognizes accretion expense in connection with the discounted liability over the remaining economic lives of the respective oil and gas properties.

     Prior to the adoption of SFAS No. 143, the Company assumed that salvage value approximated abandonment costs and therefore salvage value was not reflected in the DD&A calculation. As a result of adopting SFAS No. 143 and the discounting of the asset retirement obligation, the salvage value must now be reflected in the DD&A rate. Accordingly, $13,728,000 was reversed from accumulated DD&A and is included as a part of the increase in net property and equipment in the cumulative effect adjustment. This adjustment to accumulated DD&A relates to prior depletion of salvage value that would have been excluded from the DD&A calculation if the abandonment liability had been separately recognized. As of March 31, 2003, the Company's capitalized proved oil and gas properties included $42,295,000 of estimated salvage value, which is not included in the Company's DD&A calculation.

     A reconciliation of the Company's liability is as follows (in thousands):

                                                                           For the Three Months Ended
                                                                               March 31, 2003
                                                                           --------------------------

     Asset Retirement Obligation at adoption at January 1, 2003                      $  21,403

     Liabilities incurred                                                                1,936

     Liabilities settled                                                                     -

     Accretion expense                                                                     395

     Revisions to estimate                                                                   -
                                                                              ----------------
     Asset Retirement Obligation, March 31, 2003                                     $  23,734
                                                                              ================

     The following table illustrates the effect on the asset retirement obligation liability, net income and earnings per share if the Company had adopted the provisions of SFAS No. 143, "Accounting for Asset Retirement
Obligations" on January 1, 2002.

                                                         Pro Forma for the Three
                                                              Months Ended
                                                             March 31, 2002
                                                         -----------------------

Asset retirement obligation liability, January 1, 2002          $ 20,355

Asset retirement obligation liability, March 31, 2002           $ 20,709

Net Income
                As reported                                     $  2,318
                Pro forma                                       $  2,079

Basic earnings per share
                As reported                                     $   0.08
                Pro forma                                       $   0.07

Diluted earnings per share
                As reported                                     $   0.08
                Pro forma                                       $   0.07

Note 7 - Flying J Acquisition

     On January 29, 2003, the Company acquired oil and gas properties from
Flying J Oil & Gas Inc. and Big West Oil & Gas Inc. (collectively,
"Flying J"). St. Mary issued 3,380,818 shares of its restricted common stock valued at $71,594,000 for an estimated 66.9 BCFE of proved reserves, $445,000 of other assets, a $1,936,000 asset retirement liability, a $2,012,000 hedge liability, and $3,861,000 in cash for net purchase price adjustments. In addition, St. Mary made a non-recourse loan to Flying J and Big West of
$71,594,000 at LIBOR plus 2% for up to a 39-month period that is secured by a pledge of shares of St. Mary common stock issued to Flying J. During the
39-month loan period Flying J and Big West can elect to sell their shares of St.
Mary stock to the Company for $71,594,000 plus accrued interest on the loan for the first thirty months, and St. Mary can elect to purchase the shares for
$97,447,000, with the proceeds applied to the repayment of the loan and accrued interest.

     These transactions have been accounted for in the accompanying financial statements as though the properties were purchased for cash. The common stock that was issued in this transaction has been recorded as temporary equity because the Company can be required to repurchase these shares. The shares of common stock are considered outstanding for earnings per share calculations.
These shares could potentially become part of permanent stockholders' equity in the future. The loan arising from this transaction is considered a contra-temporary equity item on the consolidated balance sheets, as opposed to an asset, since the loan is secured by the common stock issued as part of this transaction. Additionally, because the loan is considered to be contra-equity and because there are uncertainties related to how the loan will be repaid, no interest revenue will be recorded in connection with the loan until such interest is received by the Company.

Note 8 - Earnings Per Share

     Basic net income per common share of stock is calculated by dividing net income by the weighted average of common shares outstanding during each period.
During the first quarter of 2003, the Company issued 3,380,818 shares of common stock as part of an acquisition (see Note 7). These shares are considered outstanding for purposes of calculating basic net income per common share and are weighted accordingly in the calculation of basic common shares outstanding.
Additionally, these shares are included in the temporary equity section of the accompanying consolidated balance sheets. Following is a reconciliation of total shares outstanding as of March 31, 2003:

         Common shares outstanding in Stockholders' equity    28,057,839
         Common shares outstanding in Temporary equity         3,380,818
                                                            ------------
         Total common shares outstanding                      31,438,657
                                                            ============

     Diluted net income per common share of stock is calculated by dividing net income by the weighted average of common shares outstanding and other dilutive securities. Potentially dilutive securities of the Company consist of outstanding options to purchase the Company's common stock, shares into which the convertible notes that were issued in 2002 may be converted, and incremental shares that would be issued under the reverse-treasury method assumptions if the put option described in Note 7 is exercised.

     The treasury stock method is used to measure the dilutive impact of stock options. There were 661,389 weighted average outstanding dilutive securities related to in-the-money options for the three months ended March 31, 2003.
Shares associated with the convertible notes are accounted for using the if-converted method. Under the if-converted method, income used to calculate diluted earnings per share is adjusted for the interest charges and nondiscretionary adjustments based on income that would have changed had the convertible notes been converted at the beginning of the period. Potentially dilutive shares of 3,846,153 that relate to the convertible notes were included in the calculation of diluted net income per share. Shares related to the put option are accounted for using the reverse-treasury method. There is no dilutive effect for the put option in the current quarter as the average market value of the Company's stock exceeded the strike price of the put option.

Note 9 - Recently Issued Accounting Standards

     In April 2003 the Financial Accounting Standards Board ("FASB") issued SFAS
No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging
Activities." This Statement amends and clarifies technical aspects of financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging
Activities." This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30,
2003.

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
  o  business strategies,
  o  expansion and growth of operations,
  o  recent legal developments, and
  o  other similar matters.

     These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including such factors as the volatility and level of oil and natural gas prices, production rates and reserve replacement, competition, reserve estimates, drilling and operating risks, uncertainties in cash flow, the availability of attractive exploration and development and property acquisition opportunities, financing requirements, expected acquisition benefits, the financial strength of hedge contract counter parties, litigation, environmental matters, the potential impact of government regulations, and other matters such as those discussed in the "Risk Factors"
section of our 2002 Annual Report on Form 10-K, many of which are beyond our control. Readers are cautioned that forward-looking statements are not guarantees of future performance and that actual results or developments may differ materially from those expressed or implied in the forward-looking statements.

Overview

     In the quarter ended March 31, 2003, the focus was on oil and gas prices, the results of our most recent acquisitions and, our success at NE Mayfield where our share of production has increased from 9MMcf/day a year ago to approximately 25MMcf/day currently. The combination of higher prices, a 30%
increase in production and reasonable costs was a formula for record profits in the first quarter of this year.

     We began 2003 with record earnings. Oil and gas prices have since moderated but they remain very strong. Costs remain moderate. Our drilling program, led by our recent successes at NE Mayfield, and our acquisition programs are off to a fast start for the year. We have a solid inventory of prospects to be drilled and results from the initial well drilled on our Duchesne prospect in the Uinta
Basin will be known within the next few months. With this good start, favorable industry conditions and our large potential prospect plays we look forward to a successful 2003.

Critical Accounting Policies and Estimates

     We refer you to the corresponding section of our Annual Report on Form 10-K for the year ended December 31, 2002.

Results of Operations

     The results of operations for the first quarter of 2003 include the impact of two significant acquisitions, the December 2002 acquisition of Williston
Basin properties from Burlington Resources Oil & Gas Company LP, and the
January 2003 acquisition of oil and gas properties from Flying J Oil & Gas
Inc and Big West Oil & Gas Inc.

     The following table sets forth selected operating data for the periods indicated:

                                                    Three Months Ended March 31,
                                                       2003             2002
                                                      -----            -----
                                                In thousands, except per volume data)
Oil and gas production revenues:
    Gas production                                   $    65,931     $    24,621
    Oil production                                        29,757          16,472
                                                   -------------   -------------
      Total                                          $    95,688     $    41,093
                                                   =============   =============

Net production:
    Gas (MMcf)                                            11,704           9,555
    Oil (MBbls)                                            1,041             705
                                                   -------------   -------------
    MMCFE                                                 17,951          13,785
                                                   =============   =============

Average sales price (1):
    Gas (per Mcf)                                    $      5.63     $      2.58
    Oil (per Bbl)                                    $     28.58     $     23.37

Oil and gas production costs:
    Lease operating expense                          $    13,872      $   10,449
    Transportation costs                                   1,389             816
    Production taxes                                       5,869           2,765
                                                   -------------   -------------
      Total                                          $    21,130     $    14,030
                                                   =============   =============

Additional per MCFE data:
    Sales price                                      $      5.33     $      2.98
    Lease operating expense                                 0.77            0.76
    Transportation costs                                    0.08            0.06
    Production taxes                                        0.33            0.20
                                                   -------------   -------------
      Operating margin                               $      4.15     $      1.96
                                                   =============   =============

    Depletion, depreciation and amortization         $      1.05     $      0.95
    General and administrative                       $      0.34     $      0.23

       -------------------

      (1) Includes the effects of the St. Mary's hedging activities.

     Oil and Gas Production Revenues. Our quarterly oil and gas production revenues increased $54.6 million or 133% to $95.7 million for the three months ended March 31, 2003, compared with $41.1 million for the same period in 2002.
This is the highest quarterly revenue amount in our history. The following table presents the components of increases between the first quarters of 2003 and
2002:

                           Production       Price           Price
                           % Change       $ Change        % Change
                        ----------------------------------------------
  o  Natural Gas              22%        $3.06/Mcf         119%
  o  Oil                      48%        $5.21/Bbl          22%

     Projections of pricing for oil and natural gas for the remainder of the year lead us to believe that our average realized price for both will be higher in 2003 than for comparable periods of 2002. Average net daily production increased 46.3 MMCFE or 30% to a new quarterly record amount of 199.5 MMCFE for
2003 compared with 153.2 MMCFE in 2002. Our acquisition of properties from
Burlington and Flying J added $15.0 million of revenue and average net daily production of 30.8 MMCFE to the first quarter of 2003. Wells completed and properties acquired in the last three quarters of 2002 and during 2003 have added revenue of $7.6 million and average net daily production of 12.6 MMCFE.

     We hedged approximately 58% or 600 MBbls of our oil production for the three months ended March 31, 2003, and realized a $3.9 million decrease in oil revenue attributable to hedging compared with a $1.4 million increase in 2002.
Without these contracts our average price would have been $32.35 per Bbl in the first quarter of 2003 compared to $21.33 per Bbl in 2002. We also hedged 29% of our 2003 first quarter gas production or 3.8 million MMBtu and realized a $6.7 million decrease in gas revenue compared with a $2.4 million increase in gas revenue in 2002. Without these contracts our average price would have been $6.20 per Mcf for the three months ended March 31, 2003, compared to $2.66 per Mcf for the same period in 2002. Current projections of pricing for oil and gas indicate that we will record net decreases in oil and gas revenues for the remainder of
2003 from hedging contracts we have in place at March 31, 2003.

     Marketed Gas Revenue and Expense. For the three months ended March 31,
2003, we received $3.8 million from the sale of marketed natural gas produced by third parties. Costs associated with these revenues totaled $3.4 million and resulted in gross margin to us of $416,000. Due to pipeline imbalances, cost inflation and fluctuations in natural gas prices we may not always have a positive gross margin from gas marketing activities.

     Oil and Gas Production Expenses. Oil and gas production expenses consist of lease operating expense, production taxes and transportation costs. Total production expenses increased $7.1 million or 51% to $21.1 million for the three months ended March 31, 2003, from $14.0 million in 2002. Our acquisition of properties from Burlington and Flying J added $4.9 million of production costs in 2003 that were not reflected in 2002.

     Total oil and gas production costs per MCFE increased 16% to $1.18 for the first quarter of 2003 compared with $1.02 for the first quarter of 2002. This increase is comprised of the following:

  o  A $0.13 per MCFE increase in production taxes due to higher per MCFE prices.
  o  A $0.02 increase in transportation costs.
  o  A $0.01 increase in LOE that reflects our additions of properties in the higher cost Williston Basin through our acquisitions from Burlington and
     Flying J.

     As activity on our Burlington and Flying J acquisition properties ramps up for the summer it is likely that workover LOE will increase. Since production increases resulting from workover activity are not likely to show up in the period those costs are incurred, we believe that our LOE per MCFE will increase during the remainder of 2003. These increases could be offset in part by decreases in production taxes due to expected decreases in oil and gas prices.

     Depreciation, Depletion, Amortization and Impairment. Depreciation,
depletion and amortization expense ("DD&A") increased $5.8 million or 45% to
$18.9 million for the three months ended March 31, 2003, from $13.1 million in
2002. DD&A expense per MCFE increased by 11% to $1.05 for the first quarter of 2003 compared with $0.95 in 2002. This increase is a result of higher-per-unit-cost drilling additions in our gulf and arklatex regions in 2002 and early 2003 of almost $0.09 per MCFE. The remaining increase relates to the accretion of our asset retirement liability in accordance with Statement of
Financial Accounting Standards No. 143, "Accounting for the Asset Retirement
Obligations."

     Exploration. Exploration expense decreased $2.8 million or 40% to $4.2 million for the three months ended March 31, 2003, compared with $6.9 million in
2002. Percentages of total exploration expense are as follows:
                                                           2003        2002
                                                           ----        ----
       o        Geological and geophysical expenses         34%         11%
       o        Exploratory dry holes                       11%         60%
       o        Overhead and other expenses                 55%         29%

     We have budgeted for geological and geophysical expenses and expect to incur overhead and other expenses in the pursuit of exploration. However, oil and gas exploration is imprecise, and success can be affected by numerous factors. Not every likely geologic structure contains oil or natural gas. Even when oil or natural gas is discovered there are no guarantees that sufficient quantities can be produced to justify the completion of an exploratory well.
Accordingly, our percentage of exploratory dry hole costs may fluctuate considerably from period-to-period.

     General and Administrative. General and administrative expenses increased
$3.0 million or 96% to $6.1 million for the three months ended March 31, 2003, compared with $3.1 million in 2002. On a per MCFE basis these costs increased
48% to $0.34 in 2003 from $0.23 in 2002. This increase is primarily due to an increase in our incentive plan compensation expense caused by the higher prices we received for production during the first quarter of 2003 compared to 2002.
Prices impact both the current payout amount as well as the mark-to-market adjustment on the long-term payout amount.

     On March 31, 2003, our employee count had increased by 17.5% from March 31,
2002. This change has resulted in a general increase in G&A of $1.3 million between the two periods. That increase plus a $2.1 million increase in compensation expense associated with our incentive plans, a $418,000 increase in accrued charitable contributions expense and a $279,000 increase in insurance and corporate governance costs were partially offset by a $1.2 million increase in COPAS overhead reimbursement from operations and G&A we allocated to exploration expense. As we continue to grow in size and number of personnel we expect that general and administrative expenses will continue to grow. However, we expect that first quarter 2003 expense attributable to our incentive plans was an unusual event due to high prices and that our G&A on a per MCFE basis will decrease during the rest of 2003.

     Interest Expense. Interest expense increased to $2.2 million for the quarter ended March 31, 2003. This amount reflects accrued interest on our 5.75%
senior convertible notes that were issued in March 2002 and increased borrowing on our credit facility. We anticipate that interest expense in 2003 will be higher than the 2002 amount due to the termination of an interest rate swap in
December 2002 that reduced interest expense in 2002 and because we have increased borrowings on our credit facility.

     Income Taxes. Income tax expense totaled $17.1 million for the three months ended March 31, 2003, and $1.1 million in 2002, resulting in effective tax rates of 38.4% and 32.6% respectively. The effective rate change from 2002 reflects an increase in our highest marginal federal tax rate, the expiration of the Section
29 tax credit, adjustments to valuation allowances to reflect the likelihood that prior Alternative Minimum Tax credits created by Section 29 credits will not be used, offset by a decrease in our highest marginal state tax rates and the 2002 adjustment to valuation allowances against state income taxes from net operating loss carryovers.

     Cumulative Effect of Change in Accounting Principle, net. On January 1,
2003, we adopted SFAS No. 143. The impact of adoption resulted in income to us of $8.8 million offset by the deferred income tax effect of $3.4 million. See
Note 6 of the Notes to Consolidated Financial Statements under Part I, Item 1 of this report.

     Net Income. Net income for the three months ended March 31, 2003, increased to $32.8 million compared with $2.3 million in 2002. A 119% increase in gas prices and a 22% increase in oil prices combined with a 48% increase in oil production and a 22% increase in gas production resulted in a $54.5 million increase in oil and gas production revenue between the two periods. We also had the $5.4 million of income from our adoption of SFAS No. 143. Large changes in expense items between periods that offset these income items were a $7.0 million increase in oil and gas production expenses, a $5.8 million increase in DD&A and a $15.9 million increase in income tax expense.

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

     Cash Flow. Net cash provided by operating activities increased $462,000 to
$42.3 million for the three months ended March 31, 2003, compared with $41.8 million in 2002. Our $30.5 million increase in net income between the two periods combined with a $3.0 million increase in the effect of non-cash items were offset by a $33.1 million change in current assets and liabilities relating to increased accounts receivables offset by decreased prepaid expenses, collections of refundable income taxes and increased accounts payable. We anticipate increased cash flow from operations in 2003 as a result of higher oil and gas prices in 2003 and increased production attributable to our property acquisitions in late 2002 and early 2003.

     Net cash used in investing activities increased $58.2 million or 162% to
$94.1 million for the three months ended March 31, 2003, compared with $35.9 million in 2002. This increase results from additional capital expenditures and acquisition costs and a decrease in receipts of $3.1 million from sales of KMOC stock. Total capital expenditures, including acquisitions of oil and gas properties, in the first three months of 2003 increased $54.9 million or 140% to
$94.2 million compared with $39.3 million in the first three months of 2002.
This increase reflects the accounting treatment of the acquisition of properties from Flying J in January 2003.

     Net cash provided by financing activities increased $4.8 million or 9% to
$57.9 million for the three months ended March 31, 2003, compared with net cash used in financing activities of $53.2 million in 2002. This increase reflects additional borrowing on our credit facility to fund our 2003 acquisitions.

     St. Mary had $17.3 million in cash and cash equivalents and had working capital of $11.5 million as of March 31, 2003, compared with $11.2 million in cash and cash equivalents and working capital of $2.1 million at December 31,
2002.

     Senior Convertible Notes. In March 2002 we issued in a private placement a total of $100.0 million of 5.75% senior convertible notes due 2022 with a 0.5%
contingent interest provision. This provision applied to our payment due on
March 15, 2003, and will also apply to our payment due on September 15, 2003.
Interest payments on the notes will be made on March 15 and September 15 in subsequent years. We received net proceeds of $96.9 million after deducting the initial purchasers' discount and offering expenses paid by us. The notes are general unsecured obligations and rank on parity in right of payment with all our existing and future senior indebtedness and other general unsecured obligations, and are senior in right of payment with all our future subordinated indebtedness. The notes are convertible into our common stock at a conversion price of $26.00 per share, subject to adjustment. We can redeem the notes with cash in whole or in part at a repurchase price of 100% of the principal amount plus accrued and unpaid interest including contingent interest beginning on
March 20, 2007. The note holders have the option of requiring us to repurchase the notes for cash at 100% of the principal amount plus accrued and unpaid interest including contingent interest upon (1) a change in control of St. Mary or (2) on March 20, 2007, March 15, 2012 and March 15, 2017. If the note holders require repurchase on March 20, 2007, we may pay the repurchase price with cash, shares of our common stock valued at a discount to the market price at the time of repurchase or any combination of cash and our discounted common stock. We are not restricted from paying dividends, incurring debt, or issuing or repurchasing our securities under the indenture for the notes. There are no financial covenants in the indenture. We used a portion of the net proceeds from the notes to repay our credit facility balance and used the remaining net proceeds to fund a portion of our 2002 capital expenditures. On March 25, 2002, we entered into a five-year fixed-rate to floating-rate interest rate swap on $50.0 million of the notes. The floating rate was determined at LIBOR plus 0.36%. We elected to terminate this swap on December 3, 2002, and received proceeds of $4.0 million.

     Credit Facility. On January 29, 2003, we entered into a new $300.0 million credit facility with Wachovia Bank as Administrative Agent and eight other participating banks. This new credit facility replaced our previous $200.0 million credit facility. The initial calculated borrowing base included properties we acquired from Flying J Oil & Gas Inc. and Big West Oil &
Gas Inc. The borrowing base is currently $250.0 million. We have accepted an initial commitment of $150.0 million under this facility. The credit agreement has a maturity date of January 27, 2006. We are required to comply with certain covenants that include a current ratio of 1.0 to 1.0, maintenance of ERISA compliance, and restrictions on additional indebtedness, sales of oil and gas properties, activities outside our ordinary course of business and certain merger transactions. Interest and commitment fees are accrued based on the borrowing base utilization percentage table below. Eurodollar loans accrue interest at LIBOR plus the applicable margin from the utilization table, and ABR loans accrue interest at Prime plus the applicable margin from the utilization table.

     Borrowing base
        utilization percentage  <50% =>50%<75% =>75%<90%  >90%
     ---------------------------------------------------------------------------
     Eurodollar Loans             1.25%        1.50%       1.75%        2.00%
     ABR Loans                    0.00%        0.25%       0.50%        0.75%
     Commitment Fee Rate          0.30%        0.38%       0.38%        0.50%

     Our loan balance accrued interest at LIBOR plus 1.25% on March 31, 2003. As of March 31, 2003, and December 31, 2002, $71.0 million and $14.0 million respectively were outstanding under our credit facilities.

     Schedule of Contractual Obligations. The following table summarizes our future estimated principal payments for the periods specified (in millions):

                             Long-Term Debt     Operating Leases     Total Cash Obligation
                           ---------------------------------------------------------------

     Less than 1 year            $    -             $1.5                    $  1.5
     1-3 years                     71.0              2.4                      73.4
     4-5 years                        -              1.8                       1.8
     After 5 years                100.0              3.5                     103.5
                           ---------------------------------------------------------------
     Total                       $171.0             $9.2                    $180.2
                           ===============================================================

     In the next three years, we have office space leases for two of our regional offices that will expire. Two additional leases for office space will expire in years 4-5. Estimated costs to replace these leases are not included in the table above. For purposes of the table we assume that the holders of our senior convertible notes will not exercise the conversion feature.

     Common Stock. In August 1998 St. Mary's Board of Directors authorized a stock repurchase program whereby we may purchase from time-to-time, in open market transactions or negotiated sales, up to two million of our common shares.
Through March 31, 2003, we have repurchased a total of 1,009,900 shares of St.
Mary's common stock under the program for $16.2 million at a weighted average price of $15.86 per share, net of put option sale premiums received. We anticipate that additional purchases of shares may occur as market conditions warrant. Any future purchases will be funded with internal cash flow and borrowings under our credit facility.

     On January 29, 2003, we issued a total of 3,380,818 restricted shares of our common stock valued at $71.6 million to Flying J Oil & Gas Inc. and Big
West Oil & Gas Inc. for the acquisition of oil and gas properties, and we made a non-recourse loan to Flying J and Big West in the amount of $71.6 million at LIBOR plus 2% for up to a 39-month period. The loan is secured by a pledge of the 3,380,818 shares and during the 39-month loan period Flying J and Big West can elect to sell these shares to St. Mary for $71.6 million plus accrued interest on the loan for up to the first 30 months, and we can elect to repurchase the shares for $97.4 million with the proceeds applied to repayment of the loan. The shares are subject to contractual restrictions on transfer for a period of two years. Flying J and Big West cannot increase their ownership percentage in St. Mary for a period of 30 months. For accounting purposes the stock and the loan are reflected in the temporary equity section of our consolidated balance sheets. Because the loan is reflected in temporary equity we will not record interest income from the loan until such time as Flying J and
Big West make actual payment of the interest to us. At March 31, 2003, the cumulative amount of interest accrued but not recorded as income by us was
$417,000.

     Capital and Exploration Expenditures Incurred. Expenditures for exploration and development of oil and gas properties and acquisitions are the primary use of our capital resources. The following table sets forth certain information regarding the costs incurred by us in our oil and gas activities during the periods indicated.

                                        Capital and Exploration Expenditures
                                        ------------------------------------
                                             Three Months Ended March 31,
                                             ----------------------------
                                                  2003         2002
                                                  ----         ----
                                                   (In thousands)

             Development                        $ 20,575    $ 16,348
             Exploration                           7,507       4,872
             Acquisitions:
               Proved                             76,466      10,023
             Unproved                              1,891       4,277
                                               ---------    --------
             Total                             $ 106,439    $ 35,520
                                               =========    ========

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

     St. Mary's total costs incurred in the first quarter of 2003 increased
$70.9 million or 200% compared to the first quarter of 2002. We spent $30.0 million in the first quarter of 2003 for unproved property acquisitions and domestic exploration and development compared to $25.5 million for the comparable quarter in 2002.

     We continue to evaluate the results of our two coalbed methane pilot programs located in the Hanging Woman Basin. On April 30, 2003, the Bureau of
Land Management issued its record of decision approving the two environmental impact statements that considered coalbed methane development in northeast
Wyoming and southeast Montana. We hope the two environmental impact statements will open the door for new coalbed methane development on federal acreage in this area of Wyoming and Montana. Immediately after the decision was issued several environmental groups filed multiple challenges. These challenges and a previously reported environmental public interest group lawsuit affect 89,700 gross acres related to this project.

     In December 2002 we purchased oil and gas properties from Burlington
Resources Oil & Gas Company LP for $69.5 million in cash. The acquisition cost does not include an adjustment for SFAS No. 143 Asset Retirement
Obligations. The ARO for the Burlington acquisition was included in our initial
SFAS No. 143 adoption entry. The properties are located in the Williston Basin of Montana and North Dakota with extensive overlap of ownership interest. Most of the properties will be operated by our Nance Petroleum Corporation subsidiary and are very concentrated in a manageable well count with high ownership percentages in high quality long-lived properties. We financed this acquisition using cash on hand and a portion of our bank credit facility. At the time of acquisition, these properties were producing an estimated 3,100 Bbls of oil per day and 3,300 Mcf of natural gas per day.

     Through March 31, 2003, we have utilized our common stock, cash on hand and a portion of our new credit facility to acquire $78.8 million of oil and gas properties, other equipment and inventory. On January 29, 2003, we closed an acquisition of 66.9 BCFE of oil and gas properties and $445,000 of other equipment and inventory for $71.7 million. We used $71.6 million of restricted shares of our common stock, we assumed a $2.0 million hedge liability and we assumed a $1.9 million SFAS No. 143 ARO from Flying J Oil & Gas Inc. and Big
West Oil & Gas Inc. We received $3.8 million of cash for net purchase price adjustments. See the Common Stock section above for additional details. Half of the value of the properties acquired is located in the Williston Basin. The remaining value is split between the Powder River, Wind River and Green River

Basins of Wyoming and represents a significant increase in our presence in these areas.

     Capital Expenditure Budget. We anticipate spending approximately $225 million for capital and exploration expenditures in 2003 with $90 million for acquisitions, which includes the $71.6 million acquisition of properties from
Flying J in January 2003. Budgeted ongoing exploration and development expenditures in 2003 for each of our core areas is as follows (in millions):

  o  Mid-Continent region                                  $  45
  o  Williston Basin and Rockies region                       33
  o  ArkLaTex region                                          19
  o  Gulf Coast and Gulf of Mexico region                     17
  o  Permian Basin                                            12
  o  Other                                                     9
                                                            ----
  Total                                                    $ 135
                                                            ====

     We believe the amount not funded from our internally generated cash flow in
2003 can be funded from our existing cash and our credit facility. The amount and allocation of future capital and exploration expenditures will depend upon a number of factors including the number and size of available acquisition opportunities and our ability to assimilate these acquisitions. Also, the impact of oil and gas prices on investment opportunities, the availability of capital and borrowing capability and the success of our development and exploratory activity could lead to funding requirements for further development. If additional development or attractive acquisition opportunities arise, we may consider other forms of financing, including the public offering or private placement of equity or debt securities.

     We seek to protect our rate of return on acquisitions of producing properties by hedging cash flow when the economic criteria from our evaluation and pricing model indicate it would be appropriate. Management's strategy is to hedge cash flows from investments requiring a gas price in excess of $3.25 per
Mcf and an oil price in excess of $22.50 per Bbl in order to meet minimum rate-of-return criteria. Management reviews these hedging parameters on a quarterly basis. We anticipate this strategy will result in the hedging of future cash flows from acquisitions. We generally limit our aggregate hedge position to no more than 50% of total production but will hedge larger percentages of total production in certain circumstances. We seek to minimize basis risk and index the majority of oil hedges to NYMEX prices and the majority of gas hedges to various regional index prices associated with pipelines in proximity to our areas of gas production. Our cash flow hedging instruments generally qualify for cash flow hedge accounting under SFAS No. 133. Our policy requires that we diversify our hedge positions with various counterparties and requires that such counterparties have clear indications of current financial strength. Including hedges entered into since March 31, 2003, we have the following swaps and collars in place:

        Swaps
        -----
                                  Average          Quantity      Average Fixed
              Product          Volumes/month         Type        Contract Price     Duration
       ------------------------------------------------------------------------------------------

            Natural Gas         1,834,000            MMBtu             $4.48       04/03 - 12/03
            Natural Gas           869,000            MMBtu             $4.08       01/04 - 12/04

                Oil               208,100            Bbls             $25.95       04/03 - 12/03
                Oil               144,500            Bbls             $23.71       01/04 - 12/04

        Collars
        -------
                                  Average            Floor          Ceiling
              Product          Volumes/month         Price            Price         Duration
       ------------------------------------------------------------------------------------------

            Natural Gas           152,000 MMbtu      $2.50             $5.96       04/03 - 12/03

     Derivative gain in the statements of operations includes $13,000 of net loss from oil and gas ineffectiveness compared to $187,000 net loss included in derivative loss at March 31, 2002.

     Other Derivatives: Our 5.75% senior convertible notes contain a provision for payment of contingent interest if certain conditions are met. Under SFAS No.
133 this provision is considered an embedded equity-related derivative that is not clearly and closely related to the fair value of an equity interest and therefore must be separated and accounted for as a derivative instrument. The value of the derivative at issuance in March 2002 was $474,000. This amount was recorded as a decrease to the convertible notes payable in the consolidated balance sheets. Of this amount, $24,000 has been amortized through interest expense. Derivative gain in the consolidated statements of operations includes
$128,000 of net gain from mark-to-market adjustments for this derivative at
March 31, 2003, compared to a net loss of $121,000 included in derivative loss at March 31, 2002.

     The fixed-rate to floating-rate interest rate swap on $50 million of senior convertible notes that we closed in December 2002 did not qualify for fair value hedge treatment under SFAS No. 133. Unrealized derivative loss in the consolidated statements of operations includes $44,000 of net loss in 2002 from mark-to-market adjustments for this derivative.

Accounting Matters

New Accounting Standards

         In April 2003 the Financial Accounting Standards Board ("FASB") issued
SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging
Activities." This Statement amends and clarifies technical aspects of financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging
Activities." This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30,
2003. In addition, except in certain limited circumstances, all provisions of this Statement should be applied prospectively.

     On January 1, 2003, we adopted SFAS No. 146, "Accounting for Costs
Associated with Exit or Disposal Activities." We do not have any pending or planned exit or disposal activities, and there was no material effect on our financial position or results of operations from the adoption of this statement.

     On January 1, 2003, we adopted SFAS No. 145, "Rescission of FASB Statements
No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical
Corrections." There was no impact on our financial position or results of operations as a result of the adoption of this statement.

     Effective January 1, 2003, we adopted the provisions of SFAS No. 143,
"Accounting for Asset Retirement Obligations." Upon adoption of SFAS No. 143, we recorded a discounted liability of $21.4 million, reversed the existing offshore abandonment liability of $9.1 million, increased net property and equipment by
$21.1 million and recognized a one-time cumulative effect gain of $5.4 million
(net of deferred tax benefit of $3.4 million). We will deplete the amount added to property and equipment and recognize accretion expense in connection with the discounted liability over the remaining economic lives of the respective oil and gas properties. Prior to the adoption of SFAS No. 143, we assumed that salvage value approximated abandonment costs and therefore salvage value was not reflected in the DD&A calculation. As a result of adopting SFAS No. 143 and the discounting of the asset retirement obligation, the salvage value must now be reflected in the DD&A rate. Accordingly, $13.7 million was reversed from accumulated DD&A and is included as a part of the increase in net property and equipment in the cumulative effect adjustment. This adjustment to accumulated DD&A relates to prior depletion of salvage value that would have been excluded from the DD&A calculation if the abandonment liability had been separately recognized. As of March 31, 2003, our capitalized proved oil and gas properties included $42.3 million of estimated salvage value, which is not included in our DD&A calculation.

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
Under the policy, the Chief Executive Officer and Vice President-Finance
implement all risk management programs that use derivatives. These programs are approved by the board of directors and the audit committee.

     Commodity Price Risk. We use various hedging arrangements to manage our exposure to price risk from natural gas and crude oil production. These hedging arrangements have the effect of locking in for specified periods, at pre-determined prices or ranges of prices, the prices we will receive for the volumes to which the hedge relates. Consequently, while these hedging arrangements are structured to reduce our exposure to decreases in prices associated with the hedged commodity, they also limit the benefit we might otherwise receive from any price increases associated with the hedged commodity.
The derivative gain or loss effectively offsets the loss or gain on the underlying commodity exposures that have been hedged. The fair value of the swaps are estimated based on quoted market prices of comparable contracts and approximate the net gains or losses that would have been realized if the contracts had been closed out at quarter-end. The fair values of the futures are based on quoted market prices obtained from the New York Mercantile Exchange, adjusted for basis differentials.

     For contracts in place on March 31, 2003, a hypothetical $0.10 change in the future NYMEX strip prices applied to a notional amount of 26.1 million MMBtu covered by natural gas swaps and collars would cause a change in the gain or
(loss) from these contracts of $1.4 million in 2003 and $917,000 in 2004. A hypothetical $1.00 change in future NYMEX oil prices applied to a notional amount of 3.6 MMBbls covered by crude oil swaps would cause a change in the gain or (loss) from these contracts of $1.8 million in 2003 and $1.6 million in 2004.

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
Mary at March 31, 2003, which are sensitive to changes in interest rates. For fixed-rate debt, interest rate changes affect the fair market value but do not impact results of operations or cash flows. Conversely for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future results of operations and cash flows, assuming other factors are held constant. The carrying amount of our floating rate debt approximates its fair value. At March 31, 2003, we had floating-rate debt of $71.0 million and had $100.0 million of fixed-rate debt. Assuming constant debt levels, the cash flow impact for the remainder of the year resulting from a one- percentage point change in interest rates would be approximately $532,000 before taxes. The results of operations impact might be less than this amount as a direct effect of the capitalization of interest to wells drilled during the rest of the year.
In prior years when our debt amount was at a reduced level we capitalized a large portion of our interest expense. Since we cannot predict the exact amount that would be capitalized, we cannot predict the exact effect that a one-percentage point shift would have on our results of operations.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         -----------------

     The previously reported legal proceeding involving Nance Petroleum
Corporation and the Northern Plains Resource Council, Inc. in the U.S. District
Court for the District of Montana had no significant developments during the quarterly period ended March 31, 2003. For a description of this proceeding, please see the "Legal Proceedings" section of St. Mary's Annual Report on Form
10-K for the year ended December 31, 2002.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
         -----------------------------------------

   (c)   On January 23, 2003, St. Mary issued a total of 7,200 restricted shares of common stock from treasury to its non-employee directors as compensation recorded in the amount of $153,000 for their services as members of the board of directors. These shares were not registered under the Securities Act of 1933 in reliance on Rule 506 of Regulation
         D promulgated under the Securities Act since the directors are accredited investors and certificates representing the shares bear a legend restricting the transfer of those shares.

         On January 29, 2003, St. Mary issued a total of 3,380,818 restricted shares of common stock to Flying J Oil & Gas, Inc. and Big West Oil
         & Gas, Inc. for the acquisition of oil and gas properties recorded in the amount of $71,594,000. For further information concerning this transaction, see Note 7 of the Notes to Consolidated Financial
         Statements under Part I, Item 1 of this report. These shares were not registered under the Securities Act of 1933 in reliance on Rule 506 of
         Regulation D promulgated under the Securities Act since Flying J and
         Big West are accredited investors and certificates representing the shares bear a legend restricting the transfer of those shares.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

   (a)   Exhibits
         --------

         The following exhibits are furnished as part of this report:

         Exhibit
         Number   Description
         ------   -----------

         3.1      Amendments to St. Mary Land & Exploration Company By-Laws
                  adopted on March 27, 2003.
         3.2      Restated By-Laws of St. Mary Land & Exploration Company as
                  amended on March 27, 2003.
         99.1     Certifications Pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002 (submitted as an Exhibit to accompany this report pursuant to interim guidance by the SEC in SEC Release Nos.
                  33-8212 and 34-47551).

   (b) Reports on Form 8-K

         St. Mary Land & Exploration Company filed the following current year reports on form 8-K during the quarter ended March 31, 2003:

                  On January 28, 2003, we filed a current report on Form 8-K reporting under Item 9 that we had issued a press release announcing our capital expenditures budget, year-end 2002 reserves and an update of fourth quarter 2002 operations.

                  On January 28, 2003, we filed a current report on Form 8-K reporting under Item 5 that we had issued a press release announcing the discovery of a clerical error.

                  On February 13, 2003, we filed a current report on Form 8-K reporting under Item 2 that we had acquired properties from Flying J
         Oil & Gas Inc. and Big West Oil & Gas Inc. We also reported under Item 5 that we had entered into a new $300 million credit facility.

                  On February 27, 2003, we filed a current report on Form 8-K reporting under Item 9 that we had issued a press release announcing our 2002 financial results and an updated forecast for the first quarter and full year of 2003.

                  On March 31, 2003, we filed a current report on Form 8-K
         reporting under Item 5 that we had issued a press release announcing the accrual of additional contingent interest on our 5.75% senior convertible notes.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        ST. MARY LAND & EXPLORATION COMPANY

May 14, 2003                            By  /s/ MARK A. HELLERSTEIN
                                        -----------------------------------
                                        Mark A. Hellerstein
                                        President and Chief Executive Officer

May 14, 2003                            By  /s/ RICHARD C. NORRIS
                                        -----------------------------------
                                        Richard C. Norris
                                        Vice President - Finance, Secretary
                                        and Treasurer

May 13, 2003                            By  /s/ GARRY A. WILKENING
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

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date: May 14, 2003
                                                    /s/ MARK A. HELLERSTEIN
                                                    --------------------------
                                                    Mark A. Hellerstein
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

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date: May 14, 2003
                                                     /s/ RICHARD C. NORRIS
                                                     ----------------------
                                                     Richard C. Norris
                                                     Vice President-Finance