Form 10-Q
period 2003-06-30
ST MARY LAND & EXPLORATION CO
filed 2003-08-13
CIK 893538

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
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

                                  ------------

                        Commission file number: 001-31539

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

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act). Yes [ |X| ] No [ ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

As of August 8, 2003, the registrant had 31,525,297 shares of common stock, $.01 par value, outstanding.

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
                                      -----

Part I.    FINANCIAL INFORMATION                                            PAGE
                                                                            ----

           Item 1.   Financial Statements (Unaudited)

                     Consolidated Balance
                     Sheets - June 30, 2003 and
                     December 31, 2002 ........................................3

                     Consolidated Statements of
                     Operations - Three and Six Months Ended
                     June 30, 2003 and 2002 ...................................4

                     Consolidated Statements of
                     Cash Flows - Six Months Ended
                     June 30, 2003 and 2002 ...................................5

                     Consolidated Statements of
                     Stockholders' Equity and
                     Comprehensive Income - June 30,
                     2003 and December 31, 2002 ...............................7

                     Notes to Consolidated Financial
                     Statements - June 30, 2003 ...............................8

           Item 2.   Management's Discussion and Analysis
                     of Financial Condition and Results
                     of Operations ...........................................15

           Item 3.   Quantitative and Qualitative Disclosures
                     About Market Risk .......................................29

           Item 4.   Controls and Procedures .................................30

Part II.   OTHER INFORMATION

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

            ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                      (In thousands, except share amounts)

                                                                         June 30,     December 31,
                                                                       ------------   ------------
                                              ASSETS                        2003          2002
                                                                       ------------   ------------
Current assets:
   Cash and cash equivalents                                             $   10,846     $   11,154
   Short term investments                                                     2,281          1,933
   Accounts receivable                                                       57,952         35,399
   Prepaid expenses and other                                                 6,684          6,510
   Accrued derivative asset                                                     288            -
   Refundable income taxes                                                      -            1,031
   Deferred income taxes                                                      8,204          3,520
                                                                       ------------   ------------
       Total current assets                                                  86,255         59,547
                                                                       ------------   ------------

Property and equipment (successful efforts method), at cost:
   Proved oil and gas properties                                            806,587        683,752
   Less accumulated depletion, depreciation and amortization               (283,828)      (263,436)
   Unproved oil and gas properties, net of impairment
     allowance of $9,838 in 2003 and $8,865 in 2002                          65,350         47,984
   Other property and equipment, net of accumulated depreciation
     of $4,026 in 2003 and $3,586 in 2002                                     4,263          3,639
                                                                       ------------   ------------
       Total property and equipment                                         592,372        471,939
                                                                       ------------   ------------

                                                                       ------------   ------------
Other noncurrent assets                                                       6,577          5,653
                                                                       ------------   ------------

                                                                       ------------   ------------
Total Assets                                                             $  685,204     $  537,139
                                                                       ============   ============

                                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                                 $   63,050     $   48,790
   Accrued hedge liability                                                   21,239          8,707
                                                                       ------------   ------------
       Total current liabilities                                             84,289         57,497
                                                                       ------------   ------------

Noncurrent liabilities:
   Long-term credit facility                                                 44,000         14,000
   Convertible notes                                                         99,649         99,601
   Deferred income taxes                                                     71,538         60,156
   Asset retirement obligation liability                                     24,603            -
   Other noncurrent liabilities                                              12,375          5,727
                                                                       ------------   ------------
       Total noncurrent liabilities                                         252,165        179,484
                                                                       ------------   ------------

Commitments and contingencies

                                                                       ------------   ------------
Minority interest                                                               562            645
                                                                       ------------   ------------

Temporary equity (Note 8):
   Common stock subject to put and call options, $0.01 par value issued and outstanding - 3,380,818 shares in 2003 and -0-
        shares in 2002                                                       71,594            -
   Note receivable from Flying J                                            (71,594)           -
                                                                       ------------   ------------
       Total Temporary Equity                                                   -              -
                                                                       ------------   ------------

Stockholders' equity:
   Common stock, $0.01 par value: authorized - 100,000,000 shares;
        issued - 29,147,179 shares in 2003 and 28,983,110
        shares in 2002; outstanding, net of treasury shares -
        28,144,479 shares in 2003 and 27,973,210 shares in 2002                 291            290
   Additional paid-in capital                                               143,662        140,688
   Treasury stock - at cost:  1,002,700 shares in 2003 and 1,009,900
                 shares in 2002                                             (16,057)       (16,210)
   Retained earnings                                                        238,053        182,512
   Accumulated other comprehensive income (loss)                            (17,761)        (7,767)
                                                                       ------------   ------------
       Total stockholders' equity                                           348,188        299,513
                                                                       ------------   ------------

                                                                       ------------   ------------
Total Liabilities, Temporary Equity and Stockholders' Equity             $  685,204     $  537,139
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
                                       -3-

            ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (In thousands, except per share amounts)

                                                                   For the Three Months Ended     For the Six Months Ended
                                                                            June 30,                       June 30,
                                                                   ---------------------------   ---------------------------
                                                                       2003            2002           2003           2002
                                                                   ------------   ------------   ------------   ------------
Operating revenues:
   Oil and gas production                                            $   96,134     $   46,197     $  191,822     $   87,290
   Gain on sale of proved properties                                         86            449            122            413
   Marketed gas system revenue                                            3,333          2,939          7,108          3,444
   Other oil and gas revenue                                                595            397          2,040            747
   Derivative gain                                                          -            2,327             33          1,975
   Other revenues                                                         3,638             46          3,783            907
                                                                   ------------   ------------   ------------   ------------
       Total operating revenues                                         103,786         52,355        204,908         94,776
                                                                   ------------   ------------   ------------   ------------

Operating expenses:
   Oil and gas production                                                23,260         11,531         44,390         25,561
   Depletion, depreciation and amortization                              21,601         13,279         40,486         26,333
   Exploration                                                            6,635          4,297         10,785         11,213
   Abandonment and impairment of unproved properties                        784            622          1,703          1,319
   General and administrative                                             6,018          3,015         12,164          6,156
   Derivative loss                                                           82            -              -              -
   Marketed gas system operating expense                                  3,098          2,662          6,457          3,086
   Minority interest and other                                              299            243            495            620
                                                                   ------------   ------------   ------------   ------------
       Total operating expenses                                          61,777         35,649        116,480         74,288
                                                                   ------------   ------------   ------------   ------------

Income from operations                                                   42,009         16,706         88,428         20,488

Nonoperating income (expense):
   Interest income                                                          344            170            574            280
   Interest expense                                                      (2,367)        (1,018)        (4,583)        (1,470)
                                                                   ------------   ------------   ------------   ------------

Income before income taxes and cumulative effect of change
       in accounting principle                                           39,986         15,858         84,419         19,298
Income tax expense                                                       15,669          5,269         32,740          6,391
                                                                   ------------   ------------   ------------   ------------

Income before cumulative effect of change in accounting principle        24,317         10,589         51,679         12,907
   Cumulative effect of change in accounting principle, net                 -              -            5,435            -
                                                                   ------------   ------------   ------------   ------------
Net income                                                           $   24,317     $   10,589     $   57,114     $   12,907
                                                                   ============   ============   ============   ============

Basic earnings per common share:
   Income before cumulative effect of change in accounting principle $     0.77     $     0.38     $     1.67     $     0.46
   Cumulative effect of change in accounting principle                      -              -             0.18            -
                                                                   ------------   ------------   ------------   ------------
Basic net income per common share                                    $     0.77     $     0.38     $     1.85     $     0.46
                                                                   ============   ============   ============   ============

Diluted earnings per common share:
   Income before cumulative effect of change in accounting principle $     0.71     $     0.37     $     1.52     $     0.46
   Cumulative effect of change in accounting principle                      -              -             0.15            -
                                                                   ------------   ------------   ------------   ------------
Diluted net income per common share                                  $     0.71     $     0.37     $     1.67     $     0.46
                                                                   ============   ============   ============   ============

Basic weighted average common shares outstanding                         31,482         27,825         30,921         27,805
                                                                   ============   ============   ============   ============
Diluted weighted average common shares outstanding                       35,798         28,428         35,222         28,347
                                                                   ============   ============   ============   ============

Cash dividends declared per common share                             $     0.05     $     0.05     $     0.05     $     0.05
                                                                   ============   ============   ============   ============

                   The accompanying notes are an integral part
                   of these consolidated financial statements.
                                       -4-

            ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                        For the Six Months Ended
                                                                                June 30,
                                                                       ---------------------------
Reconciliation of net income to net cash provided                          2003            2002
      by operating activities:                                         ------------   ------------

   Net income                                                            $   57,114     $   12,907
   Adjustments to reconcile net income to net
          cash provided by operating activities:
     Gain on sale of proved properties                                         (122)          (413)
     Depletion, depreciation and amortization                                40,486         26,333
     Exploratory dry hole expense                                             1,142          6,133
     Abandonment and impairment of unproved properties                        1,703          1,319
     Unrealized derivative gain                                                 (33)        (1,975)
     Deferred income taxes                                                   10,886          4,989
     Minority interest and other                                                879           (548)
     Cumulative effect of change in accounting principle, net of tax         (5,435)           -
                                                                       ------------   ------------
                                                                            106,620         48,745
   Changes in current assets and liabilities:
     Accounts receivable                                                    (22,553)        12,490
     Prepaid expenses and other                                                (174)         8,436
     Refundable income taxes                                                  1,031            -
     Accounts payable and accrued expenses                                    5,840          6,399
                                                                       ------------   ------------
   Net cash provided by operating activities                                 90,764         76,070
                                                                       ------------   ------------

   Cash flows from investing activities:
     Proceeds from sale of oil and gas properties                             2,635            122
     Capital expenditures                                                   (45,600)       (42,577)
     Acquisition of oil and gas properties, including $71,594 note
         receivable issued to Flying J                                      (77,677)       (13,643)
     Proceeds from distribution and sale of KMOC stock                          -            3,114
     Deposits to short term investments available-for-sale                   (1,029)           -
     Proceeds from short term investments available-for-sale                    950         (9,370)
     Other                                                                      102         (2,122)
                                                                       ------------   ------------
   Net cash used in investing activities                                   (120,619)       (64,476)
                                                                       ------------   ------------

   Cash flows from financing activities:
     Proceeds from credit facility                                          108,811         16,000
     Repayment of credit facility                                           (79,820)       (80,000)
     Proceeds (costs) from issuance of convertible notes                        (73)        96,754
     Proceeds from sale of common stock                                       2,202            783
     Dividends paid                                                          (1,573)        (1,391)
                                                                       ------------   ------------
   Net cash provided by financing activities                                 29,547         32,146
                                                                       ------------   ------------

   Net change in cash and cash equivalents                                     (308)        43,740
   Cash and cash equivalents at beginning of period                          11,154          4,116
                                                                       ------------   ------------

   Cash and cash equivalents at end of period                            $   10,846     $   47,856
                                                                       ============   ============

                   The accompanying notes are an integral part
                   of these consolidated financial statements.
                                       -5-

            ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   (Continued)

      Supplemental schedule of additional cash flow information and noncash investing and financing activities:

                                                                        For the Six Months Ended
                                                                                 June 30,
                                                                       ---------------------------
                                                                           2003           2002
                                                                       ------------   ------------
                                                                              In thousands)

      Cash paid for interest, including amounts capitalized              $    4,851     $      478

      Cash paid (received) for income taxes                                  16,275         (8,699)

      In January 2003 the Company issued 7,200 shares of common stock from treasury to its non-employee directors and recorded compensation expense of $153,000.

      In January 2003 the Company issued 3,380,818 shares of restricted common stock valued at $71,594,000 to Flying J Oil & Gas Inc. and Big West Oil &
      Gas Inc. in exchange for oil and gas properties and related assets and liabilities. The acquisition was accounted for as a purchase.

      In June 2002 the Company issued 800 shares of common stock to a non-employee director and recorded compensation expense of $14,763.

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
                                       -6-

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
                      (In thousands, except share amounts)

                                                                                                     Accumulated
                                         Common Stock    Additional               Treasury Stock        Other         Total
                                      ------------------   Paid-in   Retained  -------------------- Comprehensive Stockholders'
                                        Shares    Amount   Capital   Earnings    Shares     Amount  Income (Loss)    Equity
                                      ---------- ------- ---------- ---------- ---------- --------- ------------- -------------

                                      ---------- ------- ---------- ---------- ---------- --------- ------------- -------------
Balances, December 31, 2001           28,779,808  $  288  $ 137,384  $ 157,739 (1,009,900) $(16,210) $      6,916  $    286,117
                                      ---------- ------- ---------- ---------- ---------- --------- ------------- -------------

Comprehensive income:
  Net Income                                 -       -          -       27,560        -         -             -          27,560
  Unrealized net loss on marketable
     equity securities available
     for sale                                -       -          -          -          -         -            (725)         (725)
  Change in derivative instrument
     fair value                              -       -          -          -          -         -         (14,644)      (14,644)
  Reclass to earnings                        -       -          -          -          -         -           1,447         1,447
  Minimum pension liability adjustment       -       -          -          -          -         -            (761)         (761)
                                                                                                                  -------------                                                                                                                       -------------
Total comprehensive income                                                                                               12,877
                                                                                                                  -------------
Cash dividends, $ 0.10 per share             -       -          -       (2,787)       -         -             -          (2,787)
Issuance for Employee Stock Purchase
     Plan                                 18,217     -          344        -          -         -             -             344
ESPP disqualified distribution               -       -           21        -          -         -             -              21
Sale of common stock, including income
     tax  benefit of stock option
     exercises                           177,085       2      2,743        -          -         -             -           2,745
Accelerated vesing of retiring
     director options                        -       -           52        -          -         -             -              52
Directors' stock compensation              8,000     -          144        -          -         -             -             144
                                      ---------- ------- ---------- ---------- ---------- --------- ------------- -------------

Balances, December 31, 2002           28,983,110  $  290  $ 140,688  $ 182,512 (1,009,900) $(16,210) $     (7,767) $    299,513
                                      ---------- ------- ---------- ---------- ---------- --------- ------------- -------------

Comprehensive income:
  Net Income                                -        -          -       57,114        -         -             -          57,114
  Unrealized net loss on marketable
     equity securities available
     for sale                               -        -          -          -          -         -             303           303
Change in derivative instrument
     fair value                             -        -          -          -          -         -         (25,351)      (25,351)
Reclass to earnings                         -        -          -          -          -         -          15,054        15,054
                                                                                                                  -------------
Total comprehensive income                                                                                               47,120
                                                                                                                  -------------
Cash dividends, $ 0.05 per share            -        -          -       (1,573)       -         -             -          (1,573)
Issuance for Employee Stock Purchase
     Plan                                 10,018     -          213        -          -         -             -             213
Sale of common stock, including income
     tax benefit of stock option
     exercises                           154,051       1      2,761        -          -         -             -           2,762
Directors' stock compensation               -        -          -          -        7,200       153           -             153
                                      ---------- ------- ---------- ---------- ---------- --------- ------------- -------------

Balances, June 30, 2003               29,147,179  $  291  $ 143,662  $ 238,053 (1,002,700) $(16,057) $    (17,761) $    348,188
                                      ========== ======= ========== ========== ========== ========= ============= =============

                   The accompanying notes are an integral part
                   of these consolidated financial statements.
                                       -7-

            ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                         -------------------------------

                                  June 30, 2003

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

Note 2 - Earnings Per Share

     Basic net income per common share of stock is calculated by dividing net income by the weighted average of common shares outstanding during each period.
During the first quarter of 2003, the Company issued 3,380,818 shares of common stock as part of an acquisition (see Note 8). These shares are considered outstanding for purposes of calculating basic and diluted net income per common share and are weighted accordingly in the calculation of common shares outstanding. Additionally, these shares are included in the temporary equity section of the accompanying consolidated balance sheets. Following is a reconciliation of total shares outstanding as of June 30, 2003.

   Common shares outstanding in Stockholders' equity             28,144,479
   Common shares outstanding in Temporary equity                  3,380,818
                                                             --------------
   Total common shares outstanding                               31,525,297
                                                             ==============

     Diluted net income per common share of stock is calculated by dividing adjusted net income by the weighted average of common shares outstanding and other dilutive securities. Adjusted net income is used for the if-converted method discussed below and is derived by subtracting interest expense paid on the Company's 5.75% Senior Convertible Notes due 2022 (the "Convertible Notes")
from net income and then adjusting for nondiscretionary items including the related income tax effect. Potentially dilutive securities of the Company consist of in-the-money outstanding options to purchase the Company's common stock, shares into which the Convertible Notes that were issued in 2002 may be converted, and incremental shares that would be issued under the reverse-treasury method assumptions if the put option described in Note 8 is exercised.

     The treasury stock method is used to measure the dilutive impact of stock options. The following table details the weighted-average dilutive and anti-dilutive securities related to stock options for the periods presented.

                           Three Months Ended            Six Months Ended
                                June 30,                      June 30,
                      ---------------------------   ---------------------------
                          2003            2002          2003           2002
                      ------------   ------------   ------------   ------------

Dilutive                469,911         439,904        454,483        403,839
Anti-dilutive           615,190         628,416        614,181        684,016

     Shares associated with the conversion feature of the Convertible Notes are accounted for using the if-converted method. Under the if-converted method, income used to calculate diluted earnings per share is adjusted for the interest charges and nondiscretionary adjustments based on income that would have changed had the Convertible Notes been converted at the beginning of the period.
Potentially dilutive shares of 3,846,153 related to the Convertible Notes were included in the calculation of diluted net income per share for the three and six months ended June 30, 2003. The Convertible Notes were issued in March 2002.
Shares related to the put option that was granted on January 29, 2003, are accounted for using the reverse-treasury method. There is no dilutive effect for the put option in the current quarter or year to date as the average market value of the Company's stock exceeded the strike price of the put option.

Note 3 - Compensation Plans

     The Company accounts for stock-based compensation using the intrinsic value recognition and measurement principles prescribed in Accounting Principles Board
Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and
related interpretations. No stock-based employee compensation expense is reflected in net income as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of
Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for
Stock-Based Compensation," to stock-based employee compensation (in thousands, except per share amounts).

                                    For the Three Months     For the Six Months
                                        Ended June 30,          Ended June 30,
                                   ---------------------   ---------------------
                                      2003       2002         2003       2002
                                   ---------- ----------   ---------- ----------
      Net income
              As reported           $  24,317  $  10,589    $  57,114  $  12,907
              Pro forma                22,046      8,844       54,543     10,723
      Basic earnings per share
              As reported           $    0.77  $    0.38    $    1.85  $    0.46
              Pro forma                  0.70       0.32         1.76       0.39
      Diluted earnings per share
              As reported           $    0.71  $    0.37    $    1.67  $    0.46
              Pro forma                  0.64       0.31         1.60       0.38

     For purposes of pro forma disclosures, the estimated fair values of the options are amortized to expense over the options' vesting periods. The effects of applying SFAS No. 123 in the pro forma disclosure are not necessarily indicative of actual future amounts. Additional awards in future years are anticipated.

     The fair value of options is measured at the date of grant using the
Black-Scholes option-pricing model. The fair values of options granted in 2003 and 2002 were estimated using the following weighted-average assumptions.

                                   For the Three Months     For the Six Months
                                       Ended June 30,           Ended June 30,
                                   ---------------------   ---------------------
                                      2003       2002         2003        2002
                                   ---------- ----------   ---------- ----------

      Risk free interest rate           3.37%      4.29%        3.05%      4.33%
      Dividend yield                    0.38%      0.42%        0.39%      0.44%
      Volatility factor of the
          expected market price of
          the Company's common
          stock                        49.50%     45.35%       48.41%     46.73%
      Expected life of the options
         (in years)                       7.7        6.8          6.3        6.4

Note 4 - Income Taxes

     Income tax expense for the three and six months ended June 30, 2003 and
2002 differ from the amounts that would be provided by applying the statutory
U.S. Federal income tax rate to income before income taxes primarily due to the effect of state income taxes, percentage depletion, Internal Revenue Code
Section 29 credits, valuation allowance adjustments against prior year credits, and changes in the composition of income tax rates. For the three and six months ended June 30, 2003, the Company's current portion of income tax expense was
$10,536,000 and $21,854,000, respectively, compared to $197,000 and $1,402,000 for the same respective periods in 2002.

Note 5 - Long-term Debt

     In January 2003 the Company entered into a new long-term revolving credit agreement with a group of banks that replaced the prior credit agreement dated
June 30, 1998. The new credit agreement specifies a maximum loan amount of
$300,000,000 and has a maturity date of January 27, 2006. Borrowings under the facility are secured by a pledge of collateral against certain oil and gas properties in favor of the lenders and by common stock of material subsidiaries of the Company. The borrowing base is currently $275,000,000 and is subject to periodic re-determination by the lenders based on the value of St. Mary's oil and gas properties and other assets, as determined by the bank syndicate. We have elected an aggregate commitment amount of $150,000,000 as of June 30, 2003.
The Company must comply with certain financial and non-financial covenants.
Interest and commitment fees are accrued based on the borrowing base utilization percentage table below. Eurodollar loans accrue interest at LIBOR plus the applicable margin from the utilization table, and Alternative Base Rate (ABR)
loans accrue interest at Prime plus the applicable margin from the utilization table.

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

     At June 30, 2003, the Company's borrowing base utilization percentage as defined under the credit agreement was 29%. The Company had $44,000,000 in
Eurodollar loans and no ABR loans outstanding under its revolving credit agreement as of June 30, 2003.

     As of June 30, 2003, the Company also had $100,000,000 in outstanding borrowings under the Convertible Notes due 2022. The Convertible Notes carry a contingent interest provision of 0.5% based on the note price in effect over a period of time. Accordingly, interest was accrued at a rate of 6.25% for the quarter and six-month periods ended June 30, 2003.

     The weighted average interest rates paid for the second quarter of 2003 and for the six months ended June 30, 2003 were 6.2% and 5.9%, respectively, including commitment fees paid on the unused portion of the credit facility borrowing base, amortization of deferred financing costs, and amortization of the contingent interest embedded derivative.

Note 6 - Derivative Financial Instruments

     The Company realized a net loss of $15,069,000 from its derivative contracts for the six months ended June 30, 2003, and a net gain of $5,460,000 for the six months ended June 30, 2002. Comparative amounts for the three months ended June 30, 2003 and 2002 were a net loss of $4,522,000 and a net gain of
$1,981,000, respectively.

     The Convertible Notes contain a provision for payment of contingent interest if certain conditions are met. Under SFAS No. 133, "Accounting for
Derivative Instruments and Hedging Activities," this provision is considered an embedded equity-related derivative that is not clearly and closely related to the fair value of an equity interest and therefore must be separately treated as a derivative instrument. The value of the derivative at issuance of the
Convertible Notes in March 2002 was $474,000. This amount was recorded as a decrease to the Convertible Notes payable in the consolidated balance sheets. Of this amount, $48,000 and $28,000 was amortized through interest expense for the six-month periods ended June 30, 2003 and 2002, respectively. Interest expense for each of the three-month periods ended June 30, 2003 and 2002 includes
$24,000 of amortization. Derivative gain in the consolidated statements of operations for the six-month periods ended June 30, 2003 and 2002 includes net losses of $14,000 and $322,000, respectively, from mark-to-market adjustments for this derivative. Derivative loss for the three months ended June 30, 2003, contains $141,000 of net loss from mark-to-market adjustments and derivative gain for the three months ended June 30, 2002 contains $202,000 of net loss.

     The Company's previous fixed-rate to floating-rate interest rate swap on
$50,000,000 of the Convertible Notes did not qualify for cash flow or fair value hedge accounting treatment under SFAS No. 133. This contract was entered into on
March 25, 2002, and was closed out on December 3, 2002. Derivative gain in the consolidated statement of operations for the period ended June 30, 2002, includes $2,244,000 of net unrealized mark-to-market gain from the interest rate swap contract.

     The Company has in place derivative contracts for the sale of oil and natural gas. These contracts include traditional swap and collar arrangements.
The Company attempts to qualify the majority of these instruments as cash flow hedges for accounting purposes.

     The following table summarizes all derivative instrument activity (in thousands).

                                                   For the Three Months Ended    For the Six Months Ended
                                                             June 30,                    June 30,
                                                   --------------------------   --------------------------
                                                       2003          2002           2003          2002
                                                   ------------  ------------   ------------  ------------
                                                           Gain (Loss)                  Gain (Loss)
Derivative contract settlements included in
   oil and gas production revenues                      $(4,416)      $  (322)      $(15,054)       $3,513
Ineffective portion of hedges qualifying for
   hedge accounting included in derivative loss              60           133             47            54
Non-qualified derivative contracts included
    in derivative gain (loss)                              (142)        2,194            (14)        1,921
Amortization of contingent interest derivative
    through interest expense                                (24)          (24)           (48)          (28)
                                                   ------------  ------------   ------------  ------------

              Total                                     $(4,522)      $ 1,981       $(15,069)       $5,460
                                                   ============  ============   ============  ============

     On June 30, 2003, St. Mary's cash flow hedges resulted in a net pre-tax liability of $27,490,000. The Company will reclassify $27,380,000 of this amount to gains or losses included in oil and gas production operating revenues as the hedged production quantity is produced. The remaining amount relates to an undesignated collar that will be marked to market through the statement of operations until it expires on December 31, 2003. Based on current prices the net amount of existing unrealized after-tax loss as of June 30, 2003, to be reclassified from accumulated other comprehensive income to oil and gas production operating revenues in the next twelve months would be $16,587,000, net of deferred income taxes. The Company anticipates that all original forecasted transactions will occur by the end of the originally specified time periods.

Note 7 - Asset Retirement Obligations

     Effective January 1, 2003, the Company adopted the provisions of SFAS No.
143, "Accounting for Asset Retirement Obligations." SFAS No. 143 generally applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. SFAS No. 143 requires the Company to recognize an estimated liability for costs associated with the abandonment of its oil and gas properties.

     As of January 1, 2003, the Company recognized the future cost to abandon oil and gas properties over the estimated economic life of the oil and gas properties in accordance with the provisions of SFAS No. 143. A liability for the fair value of an asset retirement obligation with a corresponding increase to the carrying value of the related long-lived asset is recorded at the time a well is completed or acquired. The Company depletes the amount added to proved oil & gas property costs and recognizes accretion expense in connection with the discounted liability over the remaining life of the respective oil and gas properties. Prior to the adoption of SFAS No. 143 the Company had recognized an abandonment liability for its offshore wells. These offshore liabilities were reversed upon adoption of SFAS No. 143, and the methodology described above was used to determine the liability associated with abandoning all wells, including those offshore.

     The estimated liability is based on historical experience in abandoning wells, estimated economic lives, external estimates as to the cost to abandon the wells in the future and federal and state regulatory requirements. The liability is discounted using a credit-adjusted risk-free rate of approximately
7.25%. Revisions to the liability could occur due to changes in estimated abandonment costs or well economic lives, or if federal or state regulators enact new requirements regarding the abandonment of wells.

     Upon adoption of SFAS No. 143, the Company recorded a discounted liability of $21,403,000, reversed the existing offshore abandonment liability of
$9,144,000, increased property and equipment by $12,827,000, decreased accumulated DD&A by $8,280,000 and recognized a one-time cumulative effect gain of $5,435,000 (net of deferred tax benefit of $3,414,000). The Company depletes the amount added to property costs and recognizes accretion expense in connection with the discounted liability over the remaining economic lives of the respective oil and gas properties.

     As of June 30, 2003, the Company's capitalized proved oil and gas properties included $42,991,000 of estimated salvage value, which is excluded from the Company's DD&A calculation.

     A reconciliation of the Company's liability for the three and six months ended June 30, 2003, is as follows (in thousands).

                                            Three Months Ended    Six Months Ended
                                               June 30, 2003        June 30, 2003
                                            ------------------   ------------------

   Beginning Asset Retirement Obligation          $ 23,734             $    -
   Liability from SFAS 143 adoption                    -                 21,403
   Liabilities incurred                                956                2,892
   Liabilities settled                                (530)                (530)
   Accretion expense                                   443                  838
                                            ------------------   ------------------
    Ending Asset Retirement Obligation            $ 24,603             $ 24,603
                                            ==================   ==================

     The following tables illustrate the effect on the asset retirement obligation liability, net income and earnings per share if the Company had adopted the provisions of SFAS No. 143 on January 1, 2002. The pro forma amounts of the liability are measured using current information, assumptions and interest rates as of January 1, 2003 (in thousands, except per share amounts).

                                 January 1, 2002      December 31, 2002
                              --------------------   -------------------
   Asset retirement
   obligation liability               $20,358               $21,829

                               Three Months Ended     Six Months Ended
                                  June 30, 2002         June 30, 2002
                              --------------------   -------------------
   Net Income
      As reported                     $10,589               $12,907
      Pro forma                       $10,359               $12,436

   Basic EPS
      As reported                     $  0.38               $  0.46
      Pro forma                       $  0.37               $  0.45

   Diluted EPS
      As reported                     $  0.37               $  0.46
      Pro forma                       $  0.36               $  0.45

Note 8 - Flying J Acquisition

     On January 29, 2003, the Company acquired oil and gas properties from
Flying J Oil & Gas Inc. and Big West Oil & Gas Inc. (collectively,
"Flying J"). St. Mary issued 3,380,818 shares of its restricted common stock valued at $71,594,000 for proved reserves and unproved acreage, $445,000 of other assets, a $1,936,000 asset retirement liability, a $2,012,000 hedge liability, and $3,861,000 in cash received for net purchase price adjustments.
In addition, St. Mary made a non-recourse loan to Flying J and Big West of
$71,594,000 at LIBOR plus 2% for up to a 39-month period that is secured by a pledge of the shares of St. Mary common stock issued to Flying J. During the
39-month loan period Flying J and Big West can elect to put their shares of St.
Mary stock to the Company for $71,594,000 plus accrued interest on the loan for the first thirty months, and St. Mary can elect to call the shares for an amount of $97,447,000, with the proceeds applied to the repayment of the loan and accrued interest. The acquisition was accounted for using the purchase method of accounting. Operating results from the acquired properties have been included in the statements of operations only from the date of closing.

     The common stock that was issued in this transaction has been recorded as temporary equity because the Company can be required to repurchase these shares.
The shares of common stock are considered outstanding for basic and diluted earnings per share calculations. These shares could potentially become part of permanent stockholders' equity in the future. The loan arising from this transaction is considered a contra-temporary equity item on the consolidated balance sheets, as opposed to an asset, since the loan is secured by the common stock issued as part of this transaction. Since the loan is considered to be contra-equity and because there are uncertainties related to how the loan will be repaid, no interest revenue will be recorded in connection with the loan until the Company receives such interest. At June 30, 2003, the cumulative amount of interest receivable but not recorded as income was $1,029,000.

Note 9 - Recently Issued Accounting Standards

     In May 2003 the Financial Accounting Standards Board ("FASB") issued SFAS
No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and requires that such financial instruments be classified as a liability (or as an asset in certain circumstances). SFAS No. 150 is effective for all freestanding instruments entered into or modified after May 31, 2003. Otherwise, it became effective for the Company as of July 1, 2003. St. Mary currently has no financial instruments that fall within the scope of SFAS No. 150. As a result, the adoption of this
Statement is not expected to have an impact on the Company's financial position or results of operations.

     In April 2003 the FASB issued SFAS No. 149, "Amendment of Statement 133 on
Derivative Instruments and Hedging Activities." This Statement amends and clarifies technical aspects of financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for
Derivative Instruments and Hedging Activities." This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003.

     The FASB and representatives of the accounting staff of the Securities and
Exchange Commission are currently engaged in discussions regarding the application of certain provisions of SFAS No. 141, "Business Combinations," and
SFAS No. 142, "Goodwill and Other Intangible Assets," to companies in the extractive industries, including oil and gas companies. The FASB and the SEC staff are considering whether the provisions of SFAS No. 141 and SFAS No.142 require registrants to classify costs associated with mineral rights, including both proved and unproved lease acquisition costs, as intangible assets in the balance sheet, apart from other capitalized oil and gas property costs, and provide specific footnote disclosures. Historically, the Company has included oil and gas lease acquisition costs as a component of oil and gas properties. In the event the FASB and SEC staff determine that costs associated with mineral rights are required to be classified as intangible assets, a substantial portion of the Company's oil and gas property acquisition costs would be separately classified on its balance sheets as intangible assets. However, the Company's results of operations would not be affected since such intangible assets would continue to be depleted and assessed for impairment in accordance with existing successful efforts accounting rules and impairment standards. Further, the
Company does not believe the classification of oil and gas lease acquisition costs as intangible assets would have any impact on the Company's compliance with covenants under its debt agreements.

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
   o   business strategies,
   o   expansion and growth of operations,
   o   recent legal developments, and
   o   other similar matters.

     These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including such factors as the volatility and level of oil and natural gas prices, unexpected drilling conditions and results, production rates and reserve replacement, reserve estimates, drilling and operating service availability and risks, uncertainties in cash flow, the financial strength of hedge contract counterparties, the availability of attractive exploration, development and property acquisition opportunities, financing requirements, expected acquisition benefits, competition, litigation, environmental matters, the potential impact of government regulations, and other matters discussed under the "Risk Factors" section of our 2002 Annual Report on
Form 10-K. Readers are cautioned that forward-looking statements are not guarantees of future performance and that actual results or developments may differ materially from those expressed or implied in the forward-looking statements. Although we may from time to time voluntarily update our prior forward - looking statements, we disclaim any commitment to do so except as required by securities laws.

   Financial Results

                                        Three Months Ended        Six Months Ended
                                             June 30,                  June 30,
                                      ----------------------   ----------------------
                                         2003        2002         2003        2002
                                      ----------  ----------   ----------  ----------
                                           (In thousands, except per share data)

   Oil and gas production revenues      $ 96,134    $ 46,197     $191,822    $ 87,290
   Net income                           $ 24,317    $ 10,589     $ 57,114    $ 12,907

   Per share - basic                    $   0.77    $   0.38     $   1.85    $   0.46
   Per share - diluted                  $   0.71    $   0.37     $   1.67    $   0.46

Net Income

     We generated net income of $24.3 million or $0.71 per diluted share for the second quarter of 2003 compared with net income of $10.6 million or $0.37 per diluted share for the same quarter of 2002. Comparing the six-months ended June
30, 2003 to June 30, 2002, net income and diluted earnings per share were $57.1 million and $1.67 per share versus $12.9 million and $0.46 per share, respectively. Included in net income for the six-months ended June 30, 2003, is
$5.4 million, or $0.15 per diluted share, associated with the cumulative effect of a change in accounting principle required upon the adoption of Statement of
Financial Accounting Standards No. 143 "Accounting for Asset Retirement
Obligations." The increase in net income over the comparative periods is a result of increased oil and gas prices and higher production volumes associated with successful drilling results, the acquisition of the Burlington properties acquired in December 2002 and the Flying J properties acquired in January 2003.

Results of Operations

     The following table sets forth selected operating data for the periods indicated.

                                                     Three Months Ended              Six Months Ended
                                                          June 30,                        June 30,
                                                ---------------------------     ---------------------------
                                                    2003           2002             2003           2002
                                                ------------   ------------     ------------   ------------
                                                     (In thousands, except volume and per volume data)
  Oil and gas production revenues:
    Gas production                                 $  65,650      $  29,113        $ 131,581      $  53,734
    Oil production                                    30,484         17,084           60,241         33,556
                                                ------------   ------------     ------------   ------------
        Total                                      $  96,134      $  46,197        $ 191,822      $  87,290
                                                ============   ============     ============   ============

  Net production:
    Gas (MMcf)                                        13,614          9,618           25,318         19,173
    Oil (MBbls)                                        1,164            673            2,205          1,378
   MMCFE                                              20,595         13,655           38,546         27,440

  Net daily production:
    Gas (MMcf)                                         149.6          105.7            139.9          105.9
    Oil (MBbls)                                         12.8            7.4             12.2            7.6
   MMCFE                                               226.3          150.1            213.0          151.6

  Average realized sales price (1):
    Gas (per Mcf)                                  $    4.82      $    3.03        $    5.20      $    2.80
    Oil (per Bbl)                                  $   26.20      $   25.39        $   27.32      $   24.35

  Oil and gas production costs:
    Lease operating expense                        $  15,149      $   8,177        $  29,020      $  18,626
    Transportation costs                               1,941            761            3,331          1,577
    Production taxes                                   6,170          2,593           12,039          5,358
                                                ------------   ------------     ------------   ------------
      Total                                        $  23,260      $  11,531        $  44,390      $  25,561
                                                ============   ============     ============   ============

  Additional per MCFE data:
    Sales price                                    $    4.67      $    3.38        $    4.98      $    3.18
    Lease operating expense                             0.74           0.60             0.75           0.68
    Transportation costs                                0.09           0.06             0.09           0.06
    Production taxes                                    0.30           0.18             0.31           0.19
                                                ------------   ------------     ------------   ------------
      Operating margin                             $    3.54      $    2.54        $    3.83      $    2.25
                                                ============   ============     ============   ============

    Depletion, depreciation and amortization       $    1.05      $    0.97        $    1.05      $    0.96
    General and administrative                     $    0.29      $    0.22        $    0.32      $    0.22

     -----------------------
      (1)Includes the effects of St. Mary's hedging activities.

Three-Month Comparison

     Oil and Gas Production Revenues. Our quarterly oil and gas production revenues increased $49.9 million, or 108% to $96.1 million for the three months ended June 30, 2003. The following table presents components of the increase in total production revenues between 2003 and 2002.

                          Production           Price             Price
                           % Change           $ Change          % Change
                         -------------------------------------------------
   o        Natural Gas        42%            $1.80/Mcf            59%
   o        Oil                73%            $0.81/Bbl             3%

     Following is our product mix.

                                  Percentage of Revenue Percentage of Production
                                  --------------------- ------------------------
   Three Months Ended June 30       2003         2002      2003         2002
   -----------------------------------------------------------------------------
   o        Natural Gas              68%          63%       66%          70%
   o        Oil                      32%          37%       34%          30%

     Average net daily production was 226.3 MMCFE for 2003 compared with 150.1
MMCFE in 2002, an increase of 51%. Included in our 2003 production volumes are
10.5 MMcf per day and 4.8 MBbls per day from the Burlington and Flying J acquisitions. Wells completed in 2002 and 2003 and properties acquired in the last two quarters of 2002 and during 2003 have added revenue of $34.2 million and average net daily production of 79.9 MMCFE in 2003 over the comparable 2002 period.

     Projections of pricing for oil and natural gas for the remainder of the year lead us to believe that our average realized price for each product will be higher in 2003 than for comparable periods of 2002. However, since the end of
June 2003, the forward prices have decreased relative to the prices in effect for most of the second quarter of 2003. The prices we receive reflect the impact of market forces, which are influenced by many factors including: political events, economic growth, supply, fuel demand, electricity demand, weather,
Organization of Petroleum Exporting Countries policies and others.

     Information regarding the current effects of oil and gas hedging activity is included in the table below, which reflects increased hedging of oil production as a result of our Burlington and Flying J acquisitions.

   Three Months Ended June 30                             2003           2002
   --------------------------------------------------------------------------
   o    Percentage of oil production hedged                57%            39%
   o    Oil volumes hedged (MBbls)                         661            260
   o    Increase (decrease) in oil revenue       ($1.3 million)  $1.2 million
   o    Average realized oil price per Bbl
          without hedging                               $27.30         $23.64

   o    Percentage of gas production hedged                39%            44%
   o    Natural gas MMBtu hedged                   5.9 million    4.6 million
   o    Decrease in gas revenue                  ($2.9 million) ($1.5 million)
   o    Average realized gas price per Mcf
          without hedging                                $5.03          $3.18

     Marketed Gas Revenue and Gas System Operating Expense. As a result of our acquisition of gas gathering system lines in Coal County, Oklahoma, in February
2002 we began taking title to and marketing natural gas for third parties. For the three months ended June 30, 2003, we received $3.3 million from the sale of this natural gas compared to $2.9 million for the same period in 2002. Operating costs associated with these revenues totaled $3.1 million for the three months ended June 30, 2003 compared to $2.7 million for the same period in 2002. The higher natural gas prices in 2003 are the primary reason the revenues and costs are higher in 2003. Due to fluctuations in natural gas prices, cost inflation and the variability of production from oil and gas wells, we may not always have a positive gross margin from gas marketing.

     Oil and Gas Production Expenses. Oil and gas production costs consist of lease operating expense, production taxes and transportation expenses. Total production costs increased $11.7 million or 102% to $23.3 million for the three months ended June 30, 2003, from $11.5 million in the same period of 2002. Our acquisition of properties from Burlington and Flying J added $6.5 million of production costs, and wells completed in later 2002 and in 2003 added $2.1 million of production costs in 2003 that were not reflected in 2002.
Additionally, we experienced a general increase in production taxes on higher revenue from higher realized prices.

     Total oil and gas production costs per MCFE increased $0.29 to $1.13 for the second quarter of 2003 compared with $0.84 for the second quarter of 2002.
This increase is comprised of the following:

   o  A $0.12 increase in production taxes due to higher per MCFE prices.
   o  A $0.03 increase in transportation costs.
   o  A $0.07 increase in LOE that reflects our additions of higher cost oil production properties in the Williston Basin through our acquisitions from
      Burlington and Flying J.
   o  A $0.07 increase in LOE due to a one-time Authorization for Expenditure adjustment to decrease workover expenses at the Judge Digby field that occurred in the second quarter of 2002.

     We continue to believe that our workover activity in the Williston Basin will increase over the remainder of the summer. Since production increases resulting from workover activity are not likely to appear in the period those costs are incurred, we believe that our LOE per MCFE will increase during the remainder of 2003. These increases could be offset in part by decreases in production taxes due to possible decreases in oil and gas prices.

     Depreciation, Depletion, Amortization and Impairment. Depreciation,
depletion and amortization expense ("DD&A") increased $8.3 million or 63% to
$21.6 million for the three months ended June 30, 2003, from $13.3 million in the same period of 2002. DD&A per MCFE increased by 8% to $1.05 for the second quarter of 2003 compared with $0.97 in 2002. The increase in expense is a result of both higher production volumes in 2003 and the higher per unit rate which reflects acquisitions and drilling results in 2002 and 2003.

     Exploration. Exploration expense increased $2.3 million or 54% to $6.6 million for the three months ended June 30, 2003, compared with $4.3 million in
2002. In 2003 we have had a lesser ownership interest in lower cost exploratory dry holes than in 2002, offsetting in part increased exploration overhead due to increases in our geologic and exploration staff as a result of the acreage we have acquired in the Williston, Green River and Powder River basins. Components of total exploration expense are as follows (in thousands).

                                                       Three Months Ended
                                                            June 30,
                                                  ---------------------------
                                                      2003           2002
                                                  ------------   ------------
      o  Geological and geophysical expenses        $ 2,301        $   495
      o  Exploratory dry holes                          681          1,955
      o  Overhead and other expenses                  3,653          1,847
                                                  ------------   ------------
                                                    $ 6,635        $ 4,297
                                                  ============   ============

     General and Administrative. General and administrative expenses increased
$3.0 million or 100% to $6.0 million for the three months ended June 30, 2003, compared with $3.0 million in 2002. The increase in cost on a per MCFE basis is primarily due to our compensation expense.

     Our employee count increased by 19% from June 30, 2002 to June 30, 2003.
This change has resulted in a general increase in G&A of $1.4 million between the quarters ending on those dates. That increase plus a $3.8 million increase in compensation expense associated with our incentive compensation plans, a $245,000 increase in charitable contributions expense and a $117,000 increase in insurance and corporate governance costs were partially offset by a
$2.7 million increase in COPAS overhead reimbursement from operations and
G&A we allocated to exploration expense. COPAS overhead reimbursement from operations has increased as a result of an increase in the number of properties we operate in our Rockies region due to our Burlington and Flying J acquisitions. The increase in compensation expense associated with our incentive compensation plans reflects both the benefit we have received from the current price environment for past employee performance and the performance of our employees during the current year. As we continue our expected growth in size and number of personnel and if oil and gas prices perform as expected, we anticipate that G&A will continue to increase in total. However, we expect
G&A to remain relatively flat on a per MCFE basis.

     Interest Expense. Interest expense increased by $1.3 million to $2.4 million for the quarter ended June 30, 2003 compared to $1.0 million for the quarter ended June 30, 2002. This difference reflects the benefit of an interest rate swap on our 5.75% convertible notes that reduced interest expense by
$383,000 in 2002, the 0.5% contingent interest provision on our convertible notes which applied in 2003 but not in 2002 and increased borrowings under our credit facility. We anticipate that quarterly interest expense in 2003 will continue to be higher than in 2002 due to the termination in December 2002 of the interest rate swap.

     Income Taxes. Income tax expense totaled $15.7 million for the three months ended June 30, 2003, and $5.3 million in 2002, resulting in effective tax rates of 39.2% and 33.2%, respectively. The effective rate change from 2002 reflects an increase in our highest marginal federal tax rate, the expiration of the
Section 29 tax credit, adjustments to valuation allowances to reflect the likelihood that prior Alternative Minimum Tax credits created by Section 29 credits will not be used, changes in the composition of the highest marginal state tax rates as a result of our recent acquisitions and the 2002 adjustment to valuation allowances against state income taxes from net operating loss carryovers.

Six-Month Comparison

     Oil and Gas Production Revenues. We experienced an increase in oil and gas production revenues of $104.5 million, or 120% to $191.8 million for the six months ended June 30, 2003, compared with $87.3 million for the same period in
2002. The following table presents the components of increases or (decreases)
between 2003 and 2002.

                           Production           Price             Price
                           % Change           $ Change          % Change
                         -------------------------------------------------
   o        Natural Gas        32%            $2.39/Mcf            85%
   o        Oil                60%            $2.97/Bbl            12%

     Following is our product mix.

                                 Percentage of Revenue  Percentage of Production
                                 ---------------------  ------------------------
   Six Months Ended June 30        2003         2002       2003         2002
   -----------------------------------------------------------------------------
   o        Natural Gas             69%          62%        66%          70%
   o        Oil                     31%          38%        34%          30%

     Average net daily production increased 40% to 213.0 MMCFE for the first six months of 2003 compared with 151.6 MMCFE in 2002. Included in our 2003 production volumes are 9.7 MMcf per day and 4.2 Mbbls per day from the

Burlington and Flying J acquisitions. Wells completed in 2002 and 2003 and properties acquired in the last two quarters of 2002 and during 2003 have added revenue of $70.5 million and average net daily production of 72.8 MMCFE in the first six months of 2003 over the comparable 2002 period.

     Information regarding the current effects of oil and gas hedging activity is included in the table below, which reflects increased hedging of oil production as a result of our Burlington and Flying J acquisitions.

   Six Months Ended June 30                               2003           2002
   --------------------------------------------------------------------------
   o    Percentage of oil production hedged                57%            39%
   o    Oil volumes hedged (MBbls)                       1,262            542
   o    Increase (decrease) in oil revenue       ($5.2 million)  $2.6 million
   o    Average realized oil price per Bbl
          without hedging                               $29.69         $22.46

   o    Percentage of gas production hedged                35%            43%
   o    Natural gas MMBtu hedged                   9.7 million    9.0 million
   o    Decrease in gas revenue                  ($9.8 million)      $904,000
   o    Average realized gas price per Mcf
          without hedging                                $5.03          $3.18

     Marketed Gas System Revenue and Gas System Operating Expense. For the six
months ended June 30, 2003, we received $7.1 million from the sale of this natural gas compared to $3.4 million in the same period of 2002. Operating costs associated with these revenues totaled $6.5 million for the period ended June
30, 2003, compared to $3.1 million for the same period in 2002. Our gas marketing activities for third parties began in February 2002. The increase in
2003 as compared to 2002 is a result of a full six months of activity and relatively higher gas prices.

     Oil and Gas Production Expenses. Total production costs increased $18.8 million to $44.4 million for the six months ended June 30, 2003, from $25.6 million in 2002. Our acquisition of properties from Burlington and Flying J added $11.4 million of production costs, and wells completed in 2002 and 2003 added $3.6 million of production costs in 2003 that were not reflected in 2002.
Additionally, we experienced a general increase in production taxes on higher revenue from higher realized prices.

     Total oil and gas production costs per MCFE increased $0.22 to $1.15 for the six months ended June 30, 2003 compared with $0.93 for 2002. This increase is comprised of the following:

   o  A $0.12 increase in production taxes due to higher per MCFE prices.
   o  A $0.03 increase in transportation costs.
   o  A $0.07 increase in LOE that reflects our additions of higher cost oil properties in the Williston Basin through our acquisitions from Burlington and Flying J.

     Depreciation, Depletion, Amortization and Impairment. DD&A increased
$14.2 million or 54% to $40.5 million for the six months ended June 30, 2003, from $26.3 million in 2002. DD&A per MCFE increased by 9% to $1.05 for the six months ended June 30, 2003 compared with $0.96 in 2002. The increase in expense is a result of both higher production volumes in 2003 and the higher per unit rate which reflects acquisitions and drilling results in 2002 and 2003.

     Exploration. Exploration expense decreased $428,000 or 4% to $10.8 million for the six months ended June 30, 2003, compared with $11.2 million in 2002. In
2003 we have had a lesser ownership interest in lower-cost exploratory dry holes than in 2002, offsetting in part increased exploration overhead due to increases in our geologic and exploration staff as a result of the acreage we have acquired in the Williston, Green River and Powder River basins. Components of total exploration expense are as follows (in millions).

                                                        Six Months Ended
                                                            June 30,
                                                  ---------------------------
                                                      2003            2002
                                                  ------------   ------------
      o  Geological and geophysical expenses          $  3.7         $  1.3
      o  Exploratory dry holes                           1.2            6.1
      o  Overhead and other expenses                     5.9            3.8
                                                  ------------   ------------
                                                      $ 10.8         $ 11.2
                                                  ============   ============

     General and Administrative. General and administrative expenses increased
$6.0 million or 98% to $12.2 million for the six months ended June 30, 2003, compared with $6.2 million in 2002. The increase in cost on a per MCFE basis is primarily due to an increase in our compensation expense.

     The increase in our employee count has resulted in a general increase in
G&A of $2.7 million between six-month periods ending on June 30, 2003 and
June 30, 2002. That increase plus a $5.9 million increase in expense associated with our incentive compensation plans, a $664,000 increase in accrued charitable contributions expense and a $396,000 increase in insurance and corporate governance costs were partially offset by a $3.9 million increase in COPAS overhead reimbursement from operations and G&A we allocated to exploration expense. COPAS overhead reimbursement from operations has increased due to an increase in the number of properties we operate in our Rockies region as a result of our Burlington and Flying J acquisitions. The increase in expense associated with our incentive compensation plans reflects both the benefit we have received from the current price environment for past employee performance and the performance of our employees during the current year.

     Interest Expense. Interest expense increased by $3.1 million to $4.6 million for the six months ended June 30, 2003 compared to $1.5 million for the period ended June 30, 2002. The increase reflects a full six months of accrued interest in 2003 on our 5.75% convertible notes that were issued in March 2002, the benefit of an interest rate swap on those notes that reduced interest expense by $446,000 in 2002, the 0.5% contingent interest provision on the notes which applied in 2003 but not in 2002, and increased borrowings under our credit facility. We anticipate that interest expense in 2003 will be higher than the
2002 amount due to the termination of the interest rate swap in December 2002 and since we have increased borrowings under our credit facility in 2003.

     Income Taxes. Income tax expense totaled $32.7 million for the six months ended June 30, 2003, and $6.4 million in 2002, resulting in effective tax rates of 38.8% and 33.1%, respectively. The effective rate change from 2002 reflects an increase in our highest marginal federal tax rate, the expiration of the
Section 29 tax credit, adjustments to valuation allowances to reflect the likelihood that prior Alternative Minimum Tax credits created by Section 29 credits will not be used, changes in the composition of the highest marginal state tax rates as a result of our recent acquisitions and the 2002 adjustment to valuation allowances against state income taxes from net operating loss carryovers.

     The current portion of the income tax expense in 2003 is $21.9 million compared to $1.5 million in 2002. These amounts are 66% and 23% of the total tax for the respective periods. The difference results from increased taxable income caused by significantly higher oil and gas prices and production, a reduction in the percentage of deductible intangible drilling costs relative to total income and interest income recognized for tax purposes from our Flying J transaction.

     Cumulative Effect of Change in Accounting Principle, net. On January 1,
2003, we adopted SFAS No. 143. The impact of adoption resulted in income to us of $8.8 million offset by the deferred income tax effect of $3.4 million. See

Note 7 of the Notes to Consolidated Financial Statements under Part I, Item 1 of this report.

Liquidity and Capital Resources

     Our primary sources of liquidity are the cash provided by operating activities, debt financing, sales of non-strategic properties and access to the capital markets. All of these sources can be impacted by significant fluctuations in oil and gas prices and the availability of financing to oil and gas producers in the market. An unexpected decrease in oil and gas prices would reduce expected cash flow from operating activities, might reduce the borrowing base on our credit facility, could reduce the value of our non-strategic properties and historically has limited our industry's access to the capital markets.

     We use cash for the acquisition, exploration and development of oil and gas properties and for the payment of debt obligations, trade payables and stockholder dividends. Exploration and development programs are generally financed from internally generated cash flow, debt financing and cash and cash equivalents on hand. Cash uses for the acquisition of oil and gas properties and the payment of stockholder dividends are discretionary and can be reduced or eliminated in the event of an unexpected decrease in oil and gas prices. At any given point in time we may be obligated to pay for commitments to explore for or develop oil and gas properties or incur trade payables. However, future obligations can be reduced or eliminated when necessary. We are currently only required to make interest payments on our debt obligations, although we have voluntarily been reducing our outstanding borrowings under our revolving credit facility. As of the date of filing this report, the outstanding balance of the revolving credit facility was $24 million, representing a $20.0 million reduction from the $44.0 million outstanding balance at June 30, 2003. An unexpected increase in oil and gas prices would provide increased flexibility to modify our uses of cash flow.

     We continually review our capital expenditure budget to reflect changes in current and projected cash flow, drilling and acquisition opportunities, debt requirements and other factors.

     Cash Flow. Net cash provided by operating activities increased $14.7 million or 19% to $90.8 million for the six months ended June 30, 2003 compared with $76.1 million in 2002. Our $34.2 million increase in net income between the two periods combined with a $13.5 million increase in the effect of non-cash items were offset by a $43.0 million change in current assets and liabilities relating to increased accounts receivables offset by decreased prepaid expenses, and collections of refundable income taxes. We anticipate increased cash flow from operations in 2003 as a result of higher oil and gas prices in 2003 and increased production attributable to our property acquisitions and drilling activities in late 2002 and early 2003.

     Net cash used in investing activities increased $56.1 million or 87% to
$120.6 million for the six months ended June 30, 2003, compared with net cash used of $64.5 million in 2002. This increase results from additional capital expenditures and acquisition costs. Total capital expenditures, including acquisitions of oil and gas properties, in the first six months of 2003 increased $67.1 million or 119% to $123.3 million compared with $56.2 million in the first six months of 2002. This increase reflects the utilization of $71.6 million in short term investments, cash equivalents and increased borrowings under our credit facility to provide a loan to Flying J as part of our acquisition of properties from Flying J in January 2003. This loan is secured by our common stock issued in the transaction.

     Net cash provided by financing activities decreased $2.6 million to $29.5 million for the six months ended June 30, 2003, compared with $32.1 million in
2002. This decrease reflects the 2002 issuance of our 5.75% convertible notes and the use of proceeds to pay down our credit facility, partially offset by additional borrowing on our credit facility to fund our 2003 acquisitions.

     St. Mary had $10.8 million in cash and cash equivalents and had working capital of $2.0 million as of June 30, 2003, compared with $11.2 million in cash and cash equivalents and working capital of $2.1 million at December 31, 2002.

     Senior Convertible Notes. In March 2002 we issued in a private placement a total of $100.0 million of 5.75% senior convertible notes due 2022 with a 0.5 percent contingent interest provision. Interest payments are due on March 15 and
September 15 of every year. We received net proceeds of $96.8 million after deducting the initial purchasers' discount and estimated offering expenses payable by us. The notes are general unsecured obligations and rank on a parity in right of payment with all our existing and future senior indebtedness and other general unsecured obligations, and are senior in right of payment with all our future subordinated indebtedness. The notes are convertible into our common stock at a conversion price of $26.00 per share, subject to adjustment. We can redeem the notes with cash in whole or in part at a repurchase price of 100% of the principal amount plus accrued and unpaid interest including contingent interest beginning on March 20, 2007. The note holders have the option of requiring us to repurchase the notes for cash at 100% of the principal amount plus accrued and unpaid interest including contingent interest upon (1) a change in control of St. Mary or (2) on March 20, 2007, March 15, 2012 and March 15,
2017. If the note holders request repurchase on March 20, 2007, we may pay the repurchase price with cash, shares of our common stock valued at a discount to the market price at the time of repurchase or any combination of cash and our discounted common stock. We are not restricted from paying dividends, incurring debt, or issuing or repurchasing our securities under the indenture for the notes. There are no financial covenants in the indenture. We used a portion of the net proceeds from the notes to repay our credit facility balance and used the remaining net proceeds to fund a portion of our 2002 capital expenditures.
On March 25, 2002, we entered into a five-year fixed-rate to floating-rate interest rate swap on $50.0 million of the notes. The floating rate was determined as LIBOR plus 0.36%. We elected to terminate this swap on December 3,
2002, and received proceeds of $4.0 million.

     Credit Facility. On January 29, 2003, we entered into a new $300.0 million credit facility with Wachovia Bank as Administrative Agent and eight other participating banks. This new credit facility replaced our previous $200.0 million credit facility and has a maturity date of January 27, 2006. The calculated borrowing base is currently $275.0 million. We have elected a commitment amount of $150.0 million under this facility. We believe this commitment level is adequate for our current liquidity needs and results in lower commitment fees payable to the bank syndicate. We are required to comply with certain financial and non-financial covenants, and we are currently in compliance with all covenants under the credit facility. Interest and commitment fees are accrued based on the borrowing base utilization percentage table below.
Eurodollar loans accrue interest at LIBOR plus the applicable margin from the utilization table, and Alternative Base Rate (ABR) loans accrue interest at
Prime plus the applicable margin from the utilization table.

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

     Our loan balance of $44.0 million is comprised of LIBOR based traunches at
June 30, 2003. Our weighted average interest rates paid for the second quarter of 2003 and for the six months ended June 30, 2003 were 6.2% and 5.9%, respectively, including commitment fees paid on the unused portion of the credit facility borrowing base, amortization of deferred financing costs, and amortization of the contingent interest embedded derivative.

     Schedule of Contractual Obligations. The following table summarizes our future estimated principal payments for the periods specified (in millions).

                                  Long-Term    Operating     Total Cash
  Contractual Obligations           Debt         Leases      Obligation
  ----------------------------  ------------  ------------  ------------

  Less than 1 year                 $    -        $   1.9       $   1.9
  1-3 years                           44.0           2.9          46.9
  4-5 years                             -            2.2           2.2
  After 5 years                      100.0           3.2         103.2
                                ------------  ------------  ------------                                                $                   $
  Total                            $ 144.0       $  10.2       $ 154.2
                                ============  ============  ============

     In the period from 1-3 years, we have one lease of office space for our regional offices that will expire. A third lease for office space will expire in year 4. Estimated costs to replace these leases are not included in the table above. For purposes of the table we assume that the holders of our 5.75%
convertible notes will not exercise the conversion or redemption features until final maturity.

     Common Stock. In 1998 St. Mary's Board of Directors authorized a stock repurchase program whereby we may purchase from time-to-time, in open market transactions or negotiated sales, up to two million of our common shares.
Through June 30, 2003, we have repurchased a cumulative total of 1,009,900 shares of St. Mary's common stock under the program. We anticipate that additional purchases of shares may occur as market conditions warrant. Any future purchases will be funded with internal cash flow and borrowings under our credit facility.

     On January 29, 2003, we issued a total of 3,380,818 restricted shares of our common stock valued at $71.6 million to Flying J Oil & Gas Inc. and Big
West Oil & Gas Inc. (collectively Flying J) for the acquisition of oil and gas properties, and we made a non-recourse loan to Flying J in the amount of
$71.6 million at LIBOR plus 2% for up to a 39-month period. The loan is secured by a pledge of the 3,380,818 shares and during the 39-month loan period Flying J can elect to sell these shares to St. Mary for $71.6 million plus accrued interest on the loan for up to the first 30 months, and we can elect to repurchase the shares for $97.4 million with the proceeds applied to repayment of the loan. The shares are subject to contractual restrictions on transfer for a period of two years. Flying J cannot increase their ownership percentage in
St. Mary for a period of 30 months. For accounting purposes the stock and the loan are reflected in the temporary equity section of our consolidated balance sheets. Because the loan is reflected in temporary equity we will not record interest income from the loan until such time as Flying J and Big West make actual payment of the interest to us. At June 30, 2003, the cumulative amount of interest receivable but not recorded as income by us was $1.0 million.

     Capital and Exploration Expenditures Incurred. Expenditures for exploration and development of oil and gas properties and acquisitions are the primary use of our capital resources. The following table sets forth certain information regarding the costs incurred by us in our oil and gas activities during the periods indicated. These expenditures include the value of the stock issued in the Flying J transaction.

                           Six Months Ended June 30,
                           --------------------------
                              2003            2002
                           ------------  ------------
                                 (In thousands)

   Development              $  42,164     $  30,444
   Exploration                 19,176         9,034
   Acquisitions:
     Proved                    77,676         7,040
     Unproved                   4,096         8,597
                           ------------  ------------
   Total                    $ 143,112     $  55,115
                           ============  ============

     We continuously evaluate opportunities in the marketplace for oil and gas properties and, accordingly, may be a buyer or a seller of properties at various times. We will continue to emphasize acquisitions in our core areas utilizing
St. Mary's technical expertise, financial flexibility and structuring experience. In addition, we are also actively seeking larger acquisitions of assets or companies that would afford opportunities to expand our existing core areas, to acquire additional geoscientists or to gain a significant acreage and production foothold in a new basin.

     St. Mary's total costs incurred in the first six months of 2003 increased
$88.0 million or 160% compared to the first six months of 2002. We spent $65.4 million in the first six months of 2003 for unproved property acquisitions and domestic exploration and development compared to $48.1 million for the comparable period in 2002.

     We continue to evaluate the results of our two coalbed methane pilot programs located in the Hanging Woman Basin. On April 30, 2003, the Bureau of
Land Management issued its record of decision approving the two environmental impact statements that considered coalbed methane development in northeast
Wyoming and southeast Montana, and the BLM is now issuing drilling permits on federal acreage in Wyoming. We hope the two environmental impact statements will also open the door for new coalbed methane development on federal acreage in this area of Montana. Immediately after the decision was issued several environmental groups filed multiple challenges. These challenges and a previously reported environmental public interest group lawsuit by the Northern
Plains Resource Council, Inc. affect 89,700 gross acres related to this project.

     Capital Expenditure Budget. We anticipate spending approximately $233 million for capital and exploration expenditures in 2003 with $90 million allocated for acquisitions, which includes the $71.6 million acquisition of properties from Flying J in January 2003. Budgeted ongoing exploration and development expenditures in 2003 for each of our core areas is as follows (in millions).

      o         Mid-Continent region                    $  51
      o         Williston Basin                            35
      o         ArkLaTex region                            21
      o         Gulf Coast and Gulf of Mexico region       15
      o         Permian Basin                              12
      o         Other                                       9
                                                      --------
         Total                                          $ 143
                                                      ========

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

     Derivatives. We seek to protect our rate of return on acquisitions of producing properties by hedging cash flow when the economic criteria from our evaluation and pricing model indicate it would be appropriate. Management's strategy is generally to hedge cash flows from acquisitions for up to 24 months in order to meet minimum rate-of-return criteria. Management reviews these hedging parameters on a quarterly basis. We may periodically hedge additional production when we view the price environment to be favorable for hedging. We generally limit our aggregate hedge position to no more than 50% of total production but will hedge larger percentages of total production in certain circumstances. We seek to minimize basis risk and index the majority of oil hedges to NYMEX prices and the majority of gas hedges to various regional index prices associated with pipelines in proximity to our areas of gas production.
Our policy requires that we diversify our hedge positions with various counterparties and requires that such counterparties have clear indications of financial strength. Including hedges entered into since June 30, 2003 we have the following swaps and collars in place:

        Swaps
        -----                   Average          Quantity      Average Fixed
              Product        Volumes/month         Type        Contract Price      Duration
       -----------------------------------------------------------------------------------------

            Natural Gas       1,845,000            MMBtu             $4.49        07/03 - 12/03
            Natural Gas         869,000            MMBtu             $4.08        01/04 - 12/04

                Oil             202,000            Bbls             $25.57        07/03 - 12/03
                Oil             144,500            Bbls             $23.71        01/04 - 12/04

        Collars
        -------                 Average            Floor          Ceiling
              Product        Volumes/month         Price           Price           Duration
       -----------------------------------------------------------------------------------------

            Natural Gas      152,000 MMbtu         $2.50             $5.96        07/03 - 12/03

     Other Derivatives. Our 5.75% convertible notes contain a provision for payment of contingent interest if certain conditions are met. Under SFAS No. 133 this provision is considered an embedded equity-related derivative that is not clearly and closely related to the fair value of an equity interest and therefore must be separated and accounted for as a derivative instrument. The value of the derivative at issuance in March 2002 was $474,000. This amount was recorded as a decrease to the 5.75% convertible notes payable in the consolidated balance sheets. Of this amount, $47,000 has been amortized through interest expense in 2003. Derivative loss in the consolidated statements of operations includes $14,000 of net loss from mark-to-market adjustments for this derivative at June 30, 2003, compared to a net loss of $245,000 included in derivative loss at June 30, 2002.

Critical Accounting Policies and Estimates

     We refer you to the corresponding section of our Annual Report on Form 10-K for the year ended December 31, 2002.

Accounting Matters

New Accounting Standards

     In May 2003 the Financial Accounting Standards Board issued SFAS No. 150,
"Accounting for Certain Financial Instruments with Characteristics of both
Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and requires that such financial instruments be classifies as a liability (or as an asset in certain circumstances). SFAS No.
150 is effective for all freestanding instruments entered into or modified after
May 31, 2003. Otherwise, it became effective for us as of July 1, 2003. We currently have no financial instruments that fall within the scope of SFAS No.
150. As a result, the adoption of this Statement is not expected to have an impact on our financial position or results of operations.

     In April 2003 the FASB issued SFAS No. 149, "Amendment of Statement 133 on
Derivative Instruments and Hedging Activities." This Statement amends and clarifies technical aspects of financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for
Derivative Instruments and Hedging Activities." This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, except in certain limited circumstances, all provisions of this Statement should be applied prospectively.

     Effective January 1, 2003, we adopted the provisions of SFAS No. 143,
"Accounting for Asset Retirement Obligations." Upon adoption of SFAS No. 143, we recorded a discounted liability of $21.4 million, reversed the existing offshore abandonment liability of $9.1 million, increased net property and equipment by
$21.1 million and recognized a one-time cumulative effect gain of $5.4 million
(net of deferred tax benefit of $3.4 million). We will deplete the amount added to property and equipment and recognize accretion expense in connection with the discounted liability over the remaining economic lives of the respective oil and gas properties. Prior to the adoption of SFAS No. 143, we assumed that salvage value approximated abandonment costs and therefore salvage value was not reflected in the DD&A calculation. As a result of adopting SFAS No. 143 and the discounting of the asset retirement obligation, the salvage value must now be reflected in the DD&A rate. Accordingly, $13.7 million was reversed from accumulated DD&A and is included as a part of the increase in net property and equipment in the cumulative effect adjustment. This adjustment to accumulated DD&A relates to prior depletion of salvage value that would have been excluded from the DD&A calculation if the abandonment liability had been separately recognized. As of June 30, 2003, our capitalized proved oil and gas properties included $43.0 million of estimated salvage value, which is not included in our DD&A calculation.

     The FASB and representatives of the accounting staff of the Securities and
Exchange Commission are currently engaged in discussions regarding the application of certain provisions of SFAS No. 141, "Business Combinations," and
SFAS No. 142, "Goodwill and Other Intangible Assets," to companies in the extractive industries, including oil and gas companies. The FASB and the SEC staff are considering whether the provisions of SFAS No. 141 and SFAS No.142 require registrants to classify costs associated with mineral rights, including both proved and unproved lease acquisition costs, as intangible assets in the balance sheet, apart from other capitalized oil and gas property costs, and provide specific footnote disclosures. Historically, we have included oil and gas lease acquisition costs as a component of oil and gas properties. In the event the FASB and SEC staff determine that costs associated with mineral rights are required to be classified as intangible assets, a substantial portion of our oil and gas property acquisition costs would be separately classified on our balance sheets as intangible assets. However, our results of operations would not be affected since such intangible assets would continue to be depleted and assessed for impairment in accordance with existing successful efforts accounting rules and impairment standards. Further, we do not believe the classification of oil and gas lease acquisition costs as intangible assets would have any impact on our compliance with covenants under its debt agreements.

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

     A hypothetical $0.10 per MMBtu change in our quarter-end market prices for natural gas swaps and futures contracts on a notional amount of 22.4 million
MMBtu would cause a potential $1.8 million change in net income before income taxes over the remaining life of the contracts in place on June 30, 2003 and a potential $875,000 change for the last six months of 2003. A hypothetical $1.00 per Bbl change in our quarter-end market prices for crude oil swaps and future contracts on a notional amount of 2.9 million Bbls would cause a potential $2.7 million change in net income before income taxes over the remaining life of the contracts in place on June 30, 2003 and a potential $1.2 million change for the last six months of 2003. These hypothetical changes were discounted to present value using a 7.5% discount rate since the latest expected maturity date of certain swaps and futures contracts is greater than one year from the reporting date.

     Interest Rate Risk. Market risk is estimated as the potential change in fair value resulting from an immediate hypothetical one percentage point parallel shift in the yield curve. A sensitivity analysis presents the hypothetical change in fair value of those financial instruments held by St.
Mary at June 30, 2003, which are sensitive to changes in interest rates. For fixed-rate debt, interest rate changes affect the fair market value but do not impact results of operations or cash flows. Conversely for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future results of operations and cash flows, assuming other factors are held constant. The carrying amount of our floating rate debt approximates its fair value. At June 30, 2003, we had floating rate debt of $44.0 million and
$100.0 million of fixed rate debt. Assuming constant debt levels, the impact on results of operations and cash flows for the remainder of the year resulting from a one-percentage-point change in interest rates would be approximately
$220,000 before taxes.

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

     We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the
Vice-President - Finance, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Chief
Executive Officer and the Vice-President - Finance concluded that our disclosure controls and procedures are effective for the purposes discussed above as of the end of the period covered by this Quarterly Report on Form 10-Q. There was no significant change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings
         -----------------

     The previously reported legal proceeding involving Nance Petroleum
Corporation and the Northern Plains Resource Council, Inc. in the U.S. District
Court for the District of Montana had no significant developments during the quarterly period ended June 30, 2003. For a description of this proceeding, please see the "Legal Proceedings" section of St. Mary's Annual Report on Form
10-K for the year ended December 31, 2002.

     On August 4, 2003, the Company received a copy of an Administrative Order
(the "Order") by the U.S. Environmental Protection Agency (Docket No.
CWA-06-2003-1995) related to certain oil and gas properties in the Gulf of
Mexico that are or were owned, operated or leased by St. Mary Energy Company.
Interests in these properties were acquired by the Company through its acquisition of St. Mary Energy Company, formerly named King Ranch Energy, Inc., on December 17, 1999. The Order alleges violations of the Clean Water Act through certain violations of EPA reporting rules with respect to such properties under applicable EPA permits during reporting monitoring periods from
July 1, 1998 to December 31, 1999. Based on a preliminary internal review to date, the Company believes that any reporting discrepancies were inadvertent and did not involve any improper discharge of pollutants into the environment, and the Company plans to fully cooperate with the EPA to appropriately correct and remedy any reporting discrepancies. Due to the preliminary nature of this matter, the Company cannot predict whether any monetary or other penalties will be imposed. However, the Company does not currently expect that such penalties, if any, would have a material effect on the Company's financial condition, results of operations or cash flows.

ITEM 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

     At the Company's annual stockholders' meeting on May 21, 2003, the stockholders approved management's current slate of directors. The directors elected and the vote tabulation for each director are as follows:

                  Director                            For           Withheld
                  --------                            ---          ---------
                  Barbara M. Baumann              28,792,078         171,902
                  Larry W. Bickle                 28,772,485         191,495
                  Ronald D. Boone                 28,772,485         191,495
                  Thomas E. Congdon               28,772,485         191,495
                  William J. Gardiner             28,772,397         191,583
                  Mark A. Hellerstein             28,772,485         191,495
                  Arend J. Sandbulte              28,435,397         528,583
                  John M. Seidl                   28,435,397         528,583

     Also at the Company's annual stockholders' meeting on May 21, 2003, the stockholders approved an amendment to the Company's stock option plans to increase the total number of shares issuable under those plans by 1,300,000 shares to a total of 5,600,000. The tabulation of votes for that proposal is as follows:

                  For                           16,898,695
                  Against                       11,374,779
                  Abstain                          690,506

     Also at the Company's annual stockholders' meeting on May 21, 2003, the stockholders approved a non-employee director stock compensation plan for the issuance of up to a total of 30,000 shares of St. Mary common stock to non-employee directors as part of their annual or other compensation over an anticipated period of up to five years. The tabulation of votes for that proposal is as follows:

                  For                           25,297,824
                  Against                        2,874,837
                  Abstain                          791,319

ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------

        (a)    Exhibits

               The following exhibits are furnished as part of this report:

               Exhibit     Description
               -------     -----------

               10.1*       St. Mary Land & Exploration Company Non-Employee
                           Director Stock Compensation Plan as adopted on
                           March 27, 2003
               10.2        St. Mary Land & Exploration Company Stock Option
                           Plan, As Amended on March 25, 1999, January 27,
                           2000, March 29, 2001, March 27, 2003 and May 22,
                           2003 (filed as Exhibit 99.1 to registrant's

               Exhibit     Description
               -------     -----------

                           Registration Statement on Form S-8 (Registration
                           No. 333-106438) and incorporated herein by
                           reference)
               10.3        St. Mary Land & Exploration Company Incentive
                           Stock Option Plan, As Amended on March 25, 1999,
                           January 27, 2000, March 29, 2001, March 27, 2003
                           and May 22, 2003 (filed as Exhibit 99.2 to
                           registrant's Registration Statement on Form S-8
                           (Registration No. 333-106438) and incorporated
                           herein by reference)
               10.4*       Guaranty Agreement by St. Mary Energy Company in
                           favor of Wachovia Bank, National Association, as
                           Administrative Agent, dated January 27, 2003
               10.5*       Guaranty Agreement by St. Mary Operating Company in
                           favor of Wachovia Bank, National Association, as
                           Administrative Agent, dated January 27, 2003
               10.6*       Guaranty Agreement by Nance Petroleum Corporation in
                           favor of Wachovia Bank, National Association, as
                           Administrative Agent, dated January 27, 2003
               10.7*       Guaranty Agreement by NPC Inc. in favor of Wachovia
                           Bank, National Association, as Administrative Agent,
                           dated January 27, 2003
               10.8*       Pledge and Security Agreement between St. Mary Land
                           & Exploration Company and Wachovia Bank, National
                           Association, as Administrative Agent, dated
                           January 27, 2003
               10.9*       Pledge and Security Agreement between Nance Petroleum
                           Corporation and Wachovia Bank, National Association,
                           as Administrative Agent, dated January 27, 2003
               10.10*      First Supplement and Amendment to Deed of Trust,
                           Mortgage, Line of Credit Mortgage, Assignment,
                           Security Agreement, Fixture Filing and Financing
                           Statement for the benefit of Wachovia Bank,
                           National Association, as Administrative Agent,
                           dated effective as of January 27, 2003
               10.11*      Deed of Trust - St. Mary Land & Exploration to
                           Wachovia Bank, National Association, as
                           Administrative Agent, dated effective as of
                           January 27, 2003
               10.12*      Deed of Trust (CO, NV, SD) to Wachovia Bank, National
                           Association, as Administrative Agent, dated effective
                           as of April 2003
               10.13*      Deed of Trust (LA, MT, ND, NM, OK, TX, UT, WY) to
                           Wachovia Bank, National Association, as
                           Administrative Agent, dated effective as of
                           April 2003
               10.14*      First Supplement and Amendment to Deed of Trust,
                           Mortgage, Line of Credit Mortgage, Assignment,
                           Security Agreement, Fixture Filing and Financing
                           Statement for the benefit of Wachovia Bank,
                           National Association, as Administrative Agent,
                           dated effective as of April 2003
               10.15*      Second Supplement and Amendment to Deed of Trust,
                           Mortgage, Line of Credit Mortgage, Assignment,
                           Security Agreement, Fixture Filing and Financing
                           Statement for the benefit of Wachovia Bank, National
                           Association, as Administrative Agent, dated effective
                           as of April 2003
               31.1*       Certification of Chief Executive Officer pursuant to
                           Section 302 of the Sarbanes - Oxley Act of 2002 31.2*
                           Certification of Vice President - Finance pursuant to
                           Section 302 of the Sarbanes - Oxley Act of 2002
               32.1*       Certification pursuant to U.S.C. Section 1350 as
                           adopted pursuant to Section 906 of the Sarbanes -
                           Oxley Act of 2002
         --------------------------
         *     Filed with this Form 10-Q.

        (b)    Reports on Form 8-K

               St. Mary Land & Exploration Company filed the following
        current reports on Form 8-K during the quarter ended June 30, 2003:

          o    On April 21, 2003, we filed a current report on Form 8-K
               reporting under Item 9 pursuant to Item 12 that we had issued a press release announcing an update of our operations for the first quarter of 2003.
          o    On April 29, 2003, we filed a current report on Form 8-K
               reporting under Item 9 that we had issued a press release
               announcing a regular semi-annual 5-cent per share cash dividend.
          o    On May 7, 2003, we filed a current report on Form 8-K reporting under Item 9 pursuant to Item 12that we had issued a press release announcing our first quarter 2003 financial results and an updated forecast of our second quarter and full year of 2003.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                       ST. MARY LAND & EXPLORATION COMPANY

August 12, 2003                        By: /s/ MARK A. HELLERSTEIN
                                           ------------------------------------
                                           Mark A. Hellerstein
                                           President and Chief Executive Officer

August 12, 2003                        By: /s/ DAVID W. HONEYFIELD
                                           -------------------------------------
                                           David W. Honeyfield
                                           Vice President - Finance, Secretary
                                           and Treasurer

August 12, 2003                        By: /s/ GARRY A. WILKENING
                                           -------------------------------------
                                           Garry A. Wilkening
                                           Vice President - Administration and
                                           Controller