Form 10-Q
period 2003-09-30
ST MARY LAND & EXPLORATION CO
filed 2003-11-06
CIK 893538

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
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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

As of October 31, 2003, the  registrant  had 31,537,477  shares of common stock,
$.01 par value, outstanding.

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

                   Consolidated Balance
                   Sheets - September 30, 2003 and
                   December 31, 2002..........................................3

                   Consolidated Statements of
                   Operations - Three and Nine Months Ended
                   September 30, 2003 and 2002................................4

                   Consolidated Statements of
                   Cash Flows - Nine Months Ended
                   September 30, 2003 and 2002................................5

                   Consolidated Statements of
                   Stockholders' Equity and
                   Comprehensive Income - September 30,
                   2003 and December 31, 2002.................................7

                   Notes to Consolidated Financial
                   Statements - September 30, 2003............................8

         Item 2.   Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operations..............................................16

         Item 3.   Quantitative and Qualitative Disclosures
                   About Market Risk..........................................31

         Item 4.   Controls and Procedures....................................32

Part II. OTHER INFORMATION

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

            ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                      (In thousands, except share amounts)

                                                                         September 30,     December 31,
                                                                         ------------------------------
                                     ASSETS                                  2003               2002
                                                                         -------------     ------------
Current assets:
   Cash and cash equivalents                                                $    7,114        $  11,154
   Short term investments                                                        2,519            1,933
   Accounts receivable                                                          58,745           35,399
   Prepaid expenses and other                                                    4,712            6,510
   Accrued derivative asset                                                      1,956              -
   Refundable income taxes                                                       2,395            1,031
   Deferred income taxes                                                         4,529            3,520
                                                                         -------------     ------------
      Total current assets                                                      81,970           59,547
                                                                         -------------     ------------

Property and equipment (successful efforts method), at cost:
   Proved oil and gas properties                                               831,642          683,752
   Less accumulated depletion, depreciation and amortization                  (296,543)        (263,436)
   Unproved oil and gas properties, net of impairment
     allowance of $11,720 in 2003 and $8,865 in 2002                            61,533           47,984
   Other property and equipment, net of accumulated depreciation
     of $4,351 in 2003 and $3,586 in 2002                                        4,301            3,639
                                                                         -------------     ------------
      Total property and equipment                                             600,933          471,939
                                                                         -------------     ------------

                                                                         -------------     ------------
Other noncurrent assets                                                          6,557            5,653
                                                                         -------------     ------------

                                                                         -------------     ------------
Total Assets                                                                $  689,460        $ 537,139
                                                                         =============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                                    $   76,130        $  48,790
   Accrued hedge liability                                                      13,118            8,707
                                                                         -------------     ------------
      Total current liabilities                                                 89,248           57,497
                                                                         -------------     ------------

Noncurrent liabilities:
   Long-term credit facility                                                    13,000           14,000
   Convertible notes                                                            99,672           99,601
   Deferred income taxes                                                        80,972           60,156
   Asset retirement obligation liability                                        24,635              -
   Other noncurrent liabilities                                                  9,763            5,727
                                                                         -------------     ------------
      Total noncurrent liabilities                                             228,042          179,484
                                                                         -------------     ------------

Commitments and contingencies

                                                                         -------------     ------------
Minority interest                                                                  602              645
                                                                         -------------     ------------

Temporary equity (Note 9):
   Common stock subject to put and call options, $0.01 par value issued and outstanding - 3,380,818 shares in 2003 and -0-
     shares in 2002                                                             71,594              -
   Note receivable from Flying J                                               (71,594)             -
                                                                         -------------     ------------
      Total Temporary Equity                                                       -                -
                                                                         -------------     ------------

Stockholders' equity:
   Common stock, $0.01 par value: authorized - 100,000,000 shares;
     issued - 29,155,441 shares in 2003 and 28,983,110 shares in
     2002; outstanding, net of treasury shares - 28,152,741 shares
     in 2003 and 27,973,210 shares in 2002                                         292              290
   Additional paid-in capital                                                  144,816          140,688
   Treasury stock - at cost:  1,002,700 shares in 2003 and 1,009,900
     shares in 2002                                                            (16,057)         (16,210)
   Retained earnings                                                           251,839          182,512
   Accumulated other comprehensive loss                                         (9,322)          (7,767)
                                                                         -------------     ------------
      Total stockholders' equity                                               371,568          299,513
                                                                         -------------     ------------

                                                                         -------------     ------------
Total Liabilities, Temporary Equity and Stockholders' Equity                $  689,460        $ 537,139
                                                                         =============     ============

                  The accompanying notes are an integral part
                  of these consolidated financial statements.

            ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (In thousands, except per share amounts)

                                                                     For the Three Months Ended       For the Nine Months Ended
                                                                            September 30,                    September 30,
                                                                    ----------------------------     ----------------------------
                                                                        2003            2002             2003            2002
                                                                    -------------  -------------     -------------  -------------
Operating revenues:
   Oil and gas production                                             $    86,414    $    45,121       $   278,236    $   132,411
   Loss on sale of proved properties                                         (343)          (503)             (221)           (90)
   Marketed gas system revenue                                              3,911          3,366            11,019          6,810
   Other oil and gas revenue                                                  481            185             2,521            932
   Derivative gain                                                            325          2,619               358          4,594
   Other revenues                                                             211            166             3,994          1,073
                                                                    -------------  -------------     -------------  -------------
      Total operating revenues                                             90,999         50,954           295,907        145,730
                                                                    -------------  -------------     -------------  -------------

Operating expenses:
   Oil and gas production                                                  23,914         12,392            68,304         37,953
   Depletion, depreciation, amortization and abandonment
     liability accretion                                                   20,765         12,836            61,251         39,169
   Exploration                                                              9,883          4,219            20,668         15,432
   Abandonment and impairment of unproved properties                        2,300            587             4,003          1,906
   General and administrative                                               5,535          4,388            17,699         10,544
   Marketed gas system operating expense                                    3,584          3,545            10,041          6,631
   Minority interest and other                                                707            286             1,202            906
                                                                    -------------  -------------     -------------  -------------
      Total operating expenses                                             66,688         38,253           183,168        112,541
                                                                    -------------  -------------     -------------  -------------

Income from operations                                                     24,311         12,701           112,739         33,189

Nonoperating income (expense):
   Interest income                                                             73            288               647            568
   Interest expense                                                        (1,833)        (1,110)           (6,416)        (2,580)
                                                                    -------------  -------------     -------------  -------------

Income before income taxes and cumulative effect of
     change in accounting principle                                        22,551         11,879           106,970         31,177
Income tax expense                                                          8,765          4,205            41,505         10,596
                                                                    -------------  -------------     -------------  -------------

Income before cumulative effect of change in accounting
     principle                                                             13,786          7,674            65,465         20,581
   Cumulative effect of change in accounting principle, net                   -              -               5,435            -
                                                                    -------------  -------------     -------------  -------------
Net income                                                            $    13,786    $     7,674       $    70,900    $    20,581
                                                                    =============  =============     =============  =============

Basic earnings per common share:
   Income before cumulative effect of change in accounting
     principle                                                        $      0.44    $      0.28       $      2.11    $      0.74
   Cumulative effect of change in accounting principle                        -              -                0.17            -
                                                                    -------------  -------------     -------------  -------------
Basic net income per common share                                     $      0.44    $      0.28       $      2.28    $      0.74
                                                                    =============  =============     =============  =============

Diluted earnings per common share:
   Income before cumulative effect of change in accounting
     principle                                                        $      0.41    $      0.27       $      1.93    $      0.72
   Cumulative effect of change in accounting principle                        -              -                0.15            -
                                                                    -------------  -------------     -------------  -------------
Diluted net income per common share                                   $      0.41    $      0.27       $      2.08    $      0.72
                                                                    =============  =============     =============  =============

Basic weighted average common shares outstanding                           31,529         27,873            31,126         27,828
                                                                    =============  =============     =============  =============
Diluted weighted average common shares outstanding                         35,828         28,448            35,426         28,388
                                                                    =============  =============     =============  =============

Cash dividends declared per common share                              $       -      $       -         $      0.05    $      0.05
                                                                    =============  =============     =============  =============

                  The accompanying notes are an integral part
                   of these consolidated financial statements.

            ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                           For the Nine Months Ended
                                                                                 September 30,
                                                                         ------------------------------
Reconciliation of net income to net cash provided                            2003              2002
      by operating activities:                                           -------------     ------------

   Net income                                                               $   70,900        $  20,581
   Adjustments to reconcile net income to net
         cash provided by operating activities:
      Loss on sale of proved properties                                            221               90
      Depletion, depreciation and amortization                                  61,251           39,169
      Exploratory dry hole expense                                               7,497            7,293
      Abandonment and impairment of unproved properties                          4,003            1,906
      Unrealized derivative gain                                                  (358)          (4,594)
      Mark to market of long-term net profit plans                               2,406              860
      Deferred income taxes                                                     15,612           10,016
      Minority interest and other                                               (1,324)          (2,904)
      Cumulative effect of change in accounting principle,
         net of tax                                                             (5,435)             -
                                                                         -------------     ------------
                                                                               154,773           72,417
   Changes in current assets and liabilities:
      Accounts receivable                                                      (23,346)          12,962
      Prepaid expenses and other                                                 1,798           (1,442)
      Refundable income taxes                                                    1,943            9,215
      Accounts payable and accrued expenses                                     15,746           13,000
                                                                         -------------     ------------
   Net cash provided by operating activities                                   150,914          106,152
                                                                         -------------     ------------

   Cash flows from investing activities:
      Proceeds from sale of oil and gas properties                               2,717              166
      Capital expenditures                                                     (81,218)         (65,106)
      Acquisition of oil and gas properties, including related
         $71,594 loan to Flying J in 2003                                      (75,234)         (21,574)
      Proceeds from distribution and sale of KMOC stock                            -              3,114
      Deposits to short term investments available-for-sale                     (1,029)         (11,484)
      Proceeds from short term investments available-for-sale                      950            1,000
      Other                                                                        166               26
                                                                         -------------     ------------
   Net cash used in investing activities                                      (153,648)         (93,858)
                                                                         -------------     ------------

   Cash flows from financing activities:
      Proceeds from credit facility                                            120,011           16,000
      Repayment of credit facility                                            (122,020)         (80,000)
      Proceeds (costs) from issuance of convertible notes                          (78)          96,661
      Proceeds from sale of common stock                                         2,354            1,390
      Dividends paid                                                            (1,573)          (1,391)
                                                                         -------------     ------------
   Net cash provided by (used in) financing activities                          (1,306)          32,660
                                                                         -------------     ------------

   Net change in cash and cash equivalents                                      (4,040)          44,954
   Cash and cash equivalents at beginning of period                             11,154            4,116
                                                                         -------------     ------------

   Cash and cash equivalents at end of period                               $    7,114        $  49,070
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

                                                                           For the Nine Months Ended
                                                                                  September 30,
                                                                         ------------------------------
                                                                            2003               2002
                                                                         -------------     ------------
                                                                                 (In thousands)

      Cash paid for interest, including amounts capitalized                 $    7,245        $     284

      Cash paid for income taxes                                                23,208           10,386

      In January 2003 the Company issued 7,200 shares of common stock from treasury to its non-employee directors and recorded compensation expense of $153,000.

     In January 2003 the Company issued 3,380,818 restricted shares of common stock to Flying J Oil & Gas Inc. and Big West Oil & Gas Inc.
     (collectively, "Flying J") and entered into a put and call option agreement with Flying J with respect to those shares in connection with the acquisition of oil and gas properties and related assets and liabilities.

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

            ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (UNAUDITED)
                      (In thousands, except share amounts)

                                                                                                        Accumulated
                                         Common Stock    Additional     Treasury Stock                     Other         Total
                                      ------------------  Paid-in   ---------------------   Retained   Comprehensive  Stockholders'
                                        Shares    Amount  Capital     Shares     Amount     Earnings   Income (Loss)     Equity
                                      ---------- ------- ---------- ----------  ---------  ----------  -------------  -------------

                                      ---------- ------- ---------- ----------  ---------  ----------  -------------  -------------
Balances, December 31, 2001           28,779,808  $  288  $ 137,384 (1,009,900)  $(16,210)  $ 157,739   $      6,916   $    286,117
                                      ---------- ------- ---------- ----------  ---------  ----------  -------------  -------------

Comprehensive income:
   Net Income                                -       -          -          -          -        27,560            -           27,560
   Unrealized net loss on marketable
     equity securities available for
     sale                                    -       -          -          -          -           -             (725)          (725)
   Change in derivative instrument
     fair value                              -       -          -          -          -           -          (14,644)       (14,644)
   Reclass to earnings                       -       -          -          -          -           -            1,447          1,447
   Minimum pension liability
     adjustment                              -       -          -          -          -           -             (761)          (761)
                                                                                                                      -------------                                                                                                                      -------------
Total comprehensive income                                                                                                   12,877
                                                                                                                      -------------
Cash dividends, $ 0.10 per share             -       -          -          -          -        (2,787)           -           (2,787)
Issuance for Employee Stock Purchase
  Plan                                    18,217     -          344        -          -           -              -              344
ESPP disqualified distribution               -       -           21        -          -           -              -               21
Sale of common stock, including
  income tax  benefit of stock
  option exercises                       177,085       2      2,743        -          -           -              -            2,745
Accelerated vesing of retiring
  director option                            -       -           52        -          -           -              -               52
Directors' stock compensation              8,000     -          144        -          -           -              -              144
                                      ---------- ------- ---------- ----------  ---------  ----------  -------------  -------------

Balances, December 31, 2002           28,983,110  $  290  $ 140,688 (1,009,900)  $(16,210)  $ 182,512   $     (7,767)  $    299,513
                                      ---------- ------- ---------- ----------  ---------  ----------  -------------  -------------

Comprehensive income:
   Net Income                                -       -          -          -          -        70,900            -           70,900
   Unrealized net gain on marketable
     equity securities available for
     sale                                    -       -          -          -          -           -              716            716
   Change in derivative instrument
     fair value                              -       -          -          -          -           -          (14,248)       (14,248)
   Reclass to earnings                       -       -          -          -          -           -           11,977         11,977
                                                                                                                      -------------
Total comprehensive income                                                                                                   69,345
                                                                                                                      -------------
Cash dividends, $ 0.05 per share             -       -          -          -          -        (1,573)           -           (1,573)
Issuance for Employee Stock Purchase
  Plan                                    10,018     -          213        -          -           -              -              213
Value of net option rights granted
  to Flying J                                -       -          995        -          -           -              -              995
Sale of common stock, including
  income tax benefit of stock option
  exercises                              162,313       2      2,920        -          -           -              -            2,922
Directors' stock compensation                -       -          -        7,200        153         -              -              153
                                      ---------- ------- ---------- ----------  ---------  ----------  -------------  -------------

Balances, September 30, 2003          29,155,441  $  292  $ 144,816 (1,002,700)  $(16,057)  $ 251,839   $     (9,322)  $    371,568
                                      ========== ======= ========== ==========  =========  ==========  =============  =============

                  The accompanying notes are an integral part
                   of these consolidated financial statements.

            ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                       -----------------------------------

                               September 30, 2003

Note 1 - The Company and Business

     St. Mary Land & Exploration Company ("St. Mary" or the "Company") is an
independent energy company engaged in the exploration, development, acquisition and production of natural gas and crude oil. The Company's operations are conducted entirely in the United States.

Note 2 - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of
St. Mary have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in St. Mary's Annual Report on Form 10-K for the year ended December 31, 2002. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

     The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements in the Form 10-K for the year ended December 31, 2002. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Form 10-K.

Note 3 - Earnings Per Share

     Basic net income per common share of stock is calculated by dividing net income by the weighted average of common shares outstanding during each period.
During the first quarter of 2003, the Company issued 3,380,818 shares of common stock as part of an acquisition (see Note 9). These shares are considered outstanding for purposes of calculating basic and diluted net income per common share and are weighted accordingly in the calculation of common shares outstanding. These shares are included in the temporary equity section of the accompanying consolidated balance sheets. Following is a reconciliation of total shares outstanding as of September 30, 2003.

   Common shares outstanding in Stockholders' equity                 28,152,741
   Restricted common shares outstanding in Temporary equity           3,380,818
                                                                  -------------
   Total common shares outstanding                                   31,533,559
                                                                  =============

     Diluted net income per common share of stock is calculated by dividing adjusted net income by the weighted average of common shares outstanding and other dilutive securities. Adjusted net income is used for the if-converted method discussed below and is derived by adding interest expense paid on the
Company's 5.75% Senior Convertible Notes due 2022 (the "Convertible Notes") back to net income and then adjusting for nondiscretionary items including the related income tax effect. Potentially dilutive securities of the Company consist of in-the-money outstanding options to purchase the Company's common stock, shares into which the Convertible Notes may be converted, and any incremental shares that based on current market prices are assumed will be issued under the reverse-treasury method assumptions if the put option described in Note 9 is exercised.

     The treasury stock method is used to measure the dilutive impact of stock options. The following table details the weighted-average dilutive and anti-dilutive securities related to stock options for the periods presented.

                           Three Months Ended           Nine Months Ended
                             September 30,                September 30,
                      --------------------------    --------------------------
                          2003          2002            2003          2002
                      ------------  ------------    ------------  ------------

   Dilutive              453,208        394,008        453,905       399,676
   Anti-dilutive         794,455      1,163,790        673,807       843,936

     Shares associated with the conversion feature of the Convertible Notes are accounted for using the if-converted method. Under the if-converted method, income used to calculate diluted earnings per share is adjusted for the interest charges and nondiscretionary adjustments based on income that would have changed had the Convertible Notes been converted at the beginning of the period.
Potentially dilutive shares of 3,846,153 related to the Convertible Notes were included in the calculation of diluted net income per share for the three and nine months ended September 30, 2003. The Convertible Notes were issued in March
2002. Shares related to the put option that was granted on January 29, 2003 are accounted for using the reverse-treasury method. There is no dilutive effect for the put option in the current quarter or year to date as the average market value of the Company's stock exceeded the strike price of the put option.

Note 4 - Compensation Plans

     The Company accounts for stock-based compensation using the intrinsic value recognition and measurement principles prescribed in Accounting Principles Board
Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and
related interpretations. No stock-based employee compensation expense is reflected in net income as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of
Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for
Stock-Based Compensation," to stock-based employee compensation for the periods presented (in thousands, except per share amounts).

                                        For the Three Months        For the Nine Months
                                        Ended September 30,         Ended September 30,
                                     -------------------------   -------------------------
                                         2003         2002           2003          2002
                                     ------------ ------------   ------------ ------------
      Net income
         As reported                      $13,786      $ 7,674        $70,900      $20,581
         Pro forma                         12,096        6,355         66,606       17,078
      Basic earnings per share
         As reported                      $  0.44      $  0.28        $  2.28      $  0.74
         Pro forma                           0.38         0.23           2.14         0.61
      Diluted earnings per share
         As reported                      $  0.41      $  0.27        $  2.08      $  0.72
         Pro forma                           0.36         0.22           1.96         0.60

     For purposes of pro forma disclosures, the estimated fair values of the options are amortized to expense over the options' vesting periods. The effects of applying SFAS No. 123 in the pro forma disclosure are not necessarily indicative of actual future amounts.

     The fair value of options is measured at the date of grant using the
Black-Scholes option-pricing model. The fair value of options granted in 2003 and 2002 were estimated using the following weighted-average assumptions.

                                        For the Three Months        For the Nine Months
                                        Ended September 30,         Ended September 30,
                                     -------------------------   -------------------------
                                         2003         2002           2003         2002
                                     ------------ ------------   ------------ ------------

       Risk free interest rate              3.84%        2.68%          3.28%        4.02%
       Dividend yield                       0.39%        0.42%          0.39%        0.43%
       Volatility factor of the
         expected market price of
         the Company's common
         stock                             49.41%       49.81%         48.70%       47.32%
       Expected life of the options
        (in years)                            7.7          5.0            6.7          6.1

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions, are fully transferable, and are not subject to trading restrictions or black out periods. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Since the
Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, it is management's opinion that the existing models do not necessarily provide a reliable single measure of the fair value of St Mary's employee stock options.

     In December 2002 the Financial Accounting Standards Board ("FASB") issued
SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and
Disclosure: an amendment of FASB Statement No. 123." This statement provided for transition methods for adopting the fair value accounting model of accounting for the issuance of stock options. The statement provides for three alternative adoption methods: (1) The retroactive method - where all prior periods are restated to reflect the expensing of all options granted on a retroactive basis,
(2) The modified-prospective method-where a company begins expensing all prior and current option grants in the current year, and (3) The prospective method-where a company begins expensing all current period option grants in the current year. St. Mary is continuing to evaluate these adoption alternatives and current FASB discussions as well as considering the issuance of restricted stock for its equity component of employee compensation.

Note 5 - Income Taxes

     Income tax expense for the three and nine months ended September 30, 2003 and 2002 differ from the amounts that would be provided by applying the statutory U.S. Federal income tax rate to income before income taxes primarily due to the effect of state income taxes, percentage depletion, Internal Revenue
Code Section 29 credits, valuation allowance adjustments against prior year credits, and changes in the composition of income tax rates. For the three and nine month periods ended September 30, 2003, the Company's current portion of income tax expense was $4,038,000 and $25,892,000 respectively, compared to a benefit of $900,000 and expense of $502,000 for the same respective periods in
2002.

Note 6 - Long-term Debt

     In January 2003 the Company replaced its revolving credit facility with a new long-term revolving credit agreement with a group of banks. The new credit agreement specifies a maximum loan amount of $300,000,000 and has a maturity date of January 27, 2006. Borrowings under the facility are secured by a pledge in favor of the lenders of collateral that includes certain oil and gas properties and the common stock of the material subsidiaries of the Company. A borrowing base of $275,000,000 was determined by the bank group at the end of
October 2003 under a normal semi-annual determination. The borrowing base determination process considers the value of St. Mary's oil and gas properties and other assets, as determined by the bank syndicate. We have elected an aggregate commitment amount of $150,000,000. The Company must comply with certain financial and non-financial covenants. Interest and commitment fees are accrued based on the borrowing base utilization percentage table below.
Eurodollar loans accrue interest at LIBOR plus the applicable margin from the utilization table, and Alternative Base Rate (ABR) loans accrue interest at
Prime plus the applicable margin from the utilization table. Commitment fees are accrued on the unused portion of the aggregate commitment amount and are included in interest expense in the consolidated statements of operations.

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

     At September 30, 2003, the Company's borrowing base utilization percentage as defined under the credit agreement was 9%. The Company had $13,000,000 in
Eurodollar loans and no ABR loans outstanding under its revolving credit agreement as of September 30, 2003. Had the Company desired to incur additional borrowings to increase its current assets, it could have elected to borrow an amount necessary to ensure a net working capital position. As of November 5,
2003, the Company has repaid an additional $8,000,000 of the credit facility resulting in an outstanding balance of $5,000,000.

     As of September 30, 2003, the Company also had $100,000,000 in outstanding borrowings under the Convertible Notes. The Convertible Notes provide for the payment of contingent interest of up to an additional 0.5% during six-month interest periods based on the note trading price before the beginning of the particular six-month period. Under that provision, interest was accrued at a total rate of 6.25% for the quarter and nine-month periods ended September 30,
2003. Based on the trading price of the Convertible Notes over the determination period, the Company will be subject to the contingent interest payments for the period from September 16, 2003, to March 15, 2004.

     On October 3, 2003, the Company entered into fixed to floating interest rate swaps for a total notional amount of $50,000,000 through March 20, 2007.
This date is the first date on which the Convertible Notes can be redeemed solely at St. Mary's option for 100% of the principal amount plus accrued and unpaid interest. Under the swaps St. Mary will be paid a fixed interest rate of
5.75% and will pay a variable interest rate of 235 basis points above the six month LIBOR rate as determined on the semi-annual settlement date. The 6-month
LIBOR rate on October 3, 2003 was 1.16%. The payment dates of the swaps match exactly with the interest payment dates of the Convertible Notes.

     The weighted average interest rates paid for the third quarter of 2003 and for the nine months ended September 30, 2003 were 7.0% and 6.1%, respectively, including commitment fees paid on the unused portion of the credit facility aggregate commitment, amortization of deferred financing costs, and amortization of the contingent interest embedded derivative. The impact of the commitment fees over a lower average outstanding balance results in a higher weighted average interest rate despite lower LIBOR interest rates than in previous quarters.

Note 7 - Derivative Financial Instruments

     The Company recognized a net loss of $19,284,000 from its derivative contracts for the nine months ended September 30, 2003, and a net gain of
$7,329,000 for the nine months ended September 30, 2002. Comparative amounts for the three months ended September 30, 2003 and 2002 were a net loss of $4,216,000 and a net gain of $1,868,000, respectively.

     The Convertible Notes contain a provision for payment of contingent interest if certain conditions are met. Under SFAS No. 133, "Accounting for
Derivative Instruments and Hedging Activities," this provision is considered an embedded equity-related derivative that is not clearly and closely related to the fair value of an equity interest and therefore must be separately treated as a derivative instrument. The value of the derivative at issuance of the
Convertible Notes in March 2002 was $474,000. This amount was recorded as a decrease to the Convertible Notes payable in the consolidated balance sheets. Of this amount, $71,000 and $51,000 were amortized through interest expense for the nine-month periods ended September 30, 2003 and 2002, respectively. Interest expense for each of the three-month periods ended September 30, 2003 and 2002 includes $24,000 of amortization. Derivative gain in the consolidated statements of operations for the nine-month periods ended September 30, 2003 and 2002 includes net gain of $247,000 and a net loss of $239,000, respectively, from mark-to-market adjustments for this derivative. Derivative gain for the three month periods ended September 30, 2003 and 2002 includes net gains of $261,000 and $83,000, respectively, from mark-to-market adjustments.

     The Company's previous fixed-rate to floating-rate interest rate swap on
$50,000,000 of the Convertible Notes did not qualify for cash flow or fair value hedge accounting treatment under SFAS No. 133. This contract was entered into on
March 25, 2002, and was closed out on December 3, 2002. Derivative gain in the consolidated statement of operations for the period ended September 30, 2002, includes $4,838,000 of net unrealized mark-to-market gain from the interest rate swap contract.

     The Company has in place derivative contracts for the sale of oil and natural gas. These contracts include traditional swap and collar arrangements.
The Company attempts to qualify the majority of these instruments as cash flow hedges for accounting purposes.

     The following table summarizes all derivative instrument activity (in thousands).

                                                  For the Three Months Ended    For the Nine Months Ended
                                                        September 30,                 September 30,
                                                  --------------------------    --------------------------
                                                      2003          2002            2003          2002
                                                  ------------  ------------    ------------  ------------
                                                          Gain (Loss)                   Gain (Loss)
Derivative contract settlements included in
   oil and gas production revenues                    $ (4,517)     $   (727)       $(19,571)      $ 2,786
Ineffective portion of hedges qualifying for
   hedge accounting included in derivative loss             28           (58)             75            (4)
Non-qualified derivative contracts included
    in derivative gain (loss)                              297         2,677             283         4,598
Amortization of contingent interest derivative
    through interest expense                               (24)          (24)            (71)          (51)
                                                  ------------  ------------    ------------  ------------

              Total                                   $ (4,216)     $  1,868        $(19,284)      $ 7,329
                                                  ============  ============    ============  ============

     On September 30, 2003, St. Mary's remaining cash flow hedge positions resulted in a net pre-tax liability of $14,157,000. The Company anticipates it will reclassify $13,983,000 of this amount to gains or losses included in oil and gas production operating revenues as the hedged production quantity is produced. The remaining amount relates to an undesignated collar that will be marked to market through the consolidated statements of operations until it expires on December 31, 2003. Based on current prices the net amount of existing unrealized after-tax loss as of September 30, 2003, to be reclassified from accumulated other comprehensive income to oil and gas production operating revenues in the next twelve months would be $6,831,000, net of deferred income taxes. The Company anticipates that all original forecasted transactions will occur by the end of the originally specified time periods.

Note 8 - Asset Retirement Obligations

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

     As of January 1, 2003, the Company recognized the future cost to abandon oil and gas properties over the estimated economic life of the oil and gas properties in accordance with the provisions of SFAS No. 143. A liability for the fair value of an asset retirement obligation with a corresponding increase to the carrying value of the related long-lived asset is recorded at the time a well is completed or acquired. The Company depletes the amount added to proved oil and gas property costs and recognizes accretion expense in connection with the discounted liability over the remaining life of the respective oil and gas properties. Prior to the adoption of SFAS No. 143 the Company had recognized an abandonment liability for its offshore wells. These offshore liabilities were reversed upon adoption of SFAS No. 143, and the methodology described above was used to determine the liability associated with abandoning all wells, including those offshore.

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

     Upon adoption of SFAS No. 143, the Company recorded a discounted liability of $21,403,000, reversed the existing offshore abandonment liability of
$9,144,000, increased property and equipment by $12,827,000, decreased accumulated Depreciation, Depletion and Amortization ("DD&A") by $8,280,000
and recognized a one-time cumulative effect gain of $5,435,000 (net of deferred tax benefit of $3,414,000).

     The Company estimates that the salvage value of equipment included in its oil and gas properties is $43,934,000 as of September 30, 2003. This amount is excluded from the Company's DD&A calculation.

     A reconciliation of the Company's liability for the three and nine months ended September 30, 2003, is as follows (in thousands).

                                                Three Months Ended       Nine Months Ended
                                                September 30, 2003       September 30, 2003
                                               --------------------     --------------------

 Beginning Asset Retirement Obligation                  $ 24,603                 $    -
   Liability from SFAS 143 adoption                          -                     21,403
   Liabilities incurred                                      522                    3,415
   Liabilities settled                                      (925)                  (1,456)
   Accretion expense                                         435                    1,273
                                               --------------------     --------------------
 Ending Asset Retirement Obligation                     $ 24,635                 $ 24,635
                                               ====================     ====================

     The following tables illustrate the pro forma effect on the asset retirement obligation liability, net income and earnings per share if the
Company had adopted the provisions of SFAS No. 143 on January 1, 2002. The pro forma amounts of the liability are measured using current information, assumptions and interest rates as of January 1, 2003 (in thousands, except per share amounts).

                                   January 1, 2002         December 31, 2002
                                --------------------     --------------------
   Asset retirement
   obligation liability                $ 20,358                  $ 21,829

                                 Three Months Ended       Nine Months Ended
                                 September 30, 2002       September 30, 2002
                                --------------------     --------------------
   Net Income
      As reported                      $  7,674                 $  20,581
      Pro forma                        $  7,435                 $  19,872

   Basic EPS
      As reported                      $   0.28                 $    0.74
      Pro forma                        $   0.27                 $    0.71

   Diluted EPS
      As reported                      $   0.27                 $    0.72
      Pro forma                        $   0.26                 $    0.69

Note 9 - Flying J Acquisition

     On January 29, 2003, the Company acquired oil and gas properties from
Flying J Oil & Gas Inc. and Big West Oil & Gas Inc. (collectively,
"Flying J"). St. Mary issued 3,380,818 restricted shares of its common stock to
Flying J. In addition, St. Mary made a non-recourse loan to Flying J of
$71,594,000 at LIBOR plus 2% for up to a 39-month period. This loan is secured by a pledge of the shares of common stock issued to Flying J, with the final nine months of interest on that loan to be subject to recourse to Flying J. St.
Mary also entered into a put and call option agreement with Flying J whereby during the 39-month loan period Flying J can elect to put their shares of St.
Mary common stock to the Company for $71,594,000 plus accrued interest on the loan during the first thirty months of the loan period, and St. Mary can elect to call the shares for $97,447,000, with the proceeds from the exercise of either the put option or the call option to be applied to the repayment of the loan plus accrued and unpaid interest. The shares issued are restricted for a period

of two years, and Flying J may not resell the shares during that period. If neither Flying J nor St. Mary exercise their respective option rights, the loan plus accrued interest will have to be repaid prior to the release of the security interest in the shares.

     Final valuation determinations for accounting purposes were made in the third quarter of 2003 for this transaction. The net option with respect to
Flying J's contractual rights to obtain additional value from any appreciation of the shares over the put amount up to the call amount was valued at $995,000.
For accounting purposes, the effect of the above arrangements is that we have acquired properties in exchange for $71,594,000 of cash plus a net option to
Flying J valued at $995,000, resulting in a total valuation of $72,589,000. The allocation of the purchase price for the net assets acquired was $72,357,000 of proved reserves and unproved acreage, $445,000 of other assets, a $1,936,000 asset retirement liability, a $2,012,000 hedge liability, and $3,735,000 in net cash received for purchase price adjustments. The allocation is subject to change due to final determination of items such as the valuation of current assets, exercises of preferential rights on properties acquired or final settlements and adjustments to revenue and expenses relating to the period between the effective date of the acquisition agreement and the closing date.
St. Mary expects to have the allocation finalized within the one year window allowed for purchase price allocation adjustments. The acquisition was accounted for using the purchase method of accounting. Operating results from the acquired properties have been included in the consolidated statements of operations only from the date of closing.

     The shares of common stock that were issued in this transaction have been recorded as temporary equity since they are subject to the put option whereby the Company may be required to repurchase these shares. The shares of common stock are considered outstanding for basic and diluted earnings per share calculations. These shares could potentially become part of permanent stockholders' equity in the future. The loan arising from this transaction is considered a contra-temporary equity item on the consolidated balance sheets, as opposed to an asset, since the loan is non-recourse to Flying J except with respect to interest accrued after the first thirty months and is secured by the restricted common stock issued as part of this transaction. Interest is not being accrued for accounting purposes because of the non-recourse nature of the loan. Interest income will only be recorded during the last nine months of the loan period. Any interest amounts received related to the first thirty months of the loan period will be recorded as an increase to additional paid-in capital.
For accounting purposes the net option is reflected in the equity section of our consolidated balance sheets as additional paid-in capital.

Note 10 - Recently Issued Accounting Standards

     In May 2003 the Financial Accounting Standards Board ("FASB") issued SFAS
No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and requires that such financial instruments be classified as a liability (or as an asset in certain circumstances). SFAS No. 150 is effective for all freestanding instruments entered into or modified after May 31, 2003. Otherwise, it became effective for the Company as of July 1, 2003. St. Mary currently has no financial instruments that fall within the scope of this Statement.

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and
SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses accounting and reporting for business combinations and is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 addresses the accounting and reporting for goodwill subsequent to acquisition and other intangible assets. The new standard eliminates the requirement to amortize acquired goodwill; instead, such goodwill is required to be reviewed at least annually for impairment. The new standard also requires that, at a minimum, all intangible assets be aggregated and presented as a separate line item in the balance sheet. The adoption of SFAS No. 141 and SFAS No. 142 had no impact on
St. Mary's financial position or results of operations.

     A reporting issue has arisen regarding the application of certain provisions of SFAS No. 141 and SFAS No. 142 to companies in the extractive industries, including oil and gas companies. The issue is whether SFAS No. 142 requires companies to classify the costs of mineral rights held under lease or other contractual arrangements associated with extracting oil and gas as intangible assets in the balance sheet, apart from other capitalized oil and gas property costs, and provide specific footnote disclosures. Historically, St.
Mary has included the costs of such mineral rights associated with extracting oil and gas as a component of oil and gas properties. If it is ultimately determined that SFAS No. 142 requires oil and gas companies to classify costs of mineral rights held under lease or other contractual arrangements associated with extracting oil and gas as a separate intangible assets line item on the balance sheet, St. Mary will reclassify these amounts out of oil and gas properties and into a separate intangible assets line item. St. Mary's cash flows and results of operations would not be affected since such intangible assets would continue to be depleted and assessed for impairment. Further, St.
Mary does not believe the classification of the costs of mineral rights associated with extracting oil and gas as intangible assets would have any impact on compliance with covenants under its debt agreements.

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
   o   business strategies,
   o   expansion and growth of operations,
   o   recent legal developments, and
   o   other similar matters.

     These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including such factors as the volatility and level of oil and natural gas prices, unexpected drilling conditions and results, production rates and reserve replacement, reserve estimates, drilling and operating service availability and risks, uncertainties in cash flow, the financial strength of hedge contract counterparties, the availability of attractive exploration, development and property acquisition opportunities, financing requirements, expected acquisition benefits, competition, litigation, environmental matters, the potential impact of government regulations, and other matters discussed in the "Risk Factors" section of our 2002 Annual Report on
Form 10-K. Readers are cautioned that forward-looking statements are not guarantees of future performance and that actual results or developments may differ materially from those expressed or implied in the forward-looking statements. Although we may from time to time voluntarily update our prior forward - looking statements, we disclaim any commitment to do so except as required by securities laws.

The Company and Business

     St. Mary Land & Exploration Company is an independent energy company engaged in the exploration, development, acquisition and production of natural gas and crude oil. Principal drivers to St. Mary's business are its ability to replace oil and gas reserves, the rate at which it can produce oil and gas, the prices received for products and its ability to control costs. Our operations are conducted entirely in the United States.

Financial Results

                                         Three Months Ended              Nine Months Ended
                                             September 30,                 September 30,
                                      --------------------------    --------------------------
                                          2003          2002            2003           2002
                                      ------------  ------------    ------------  ------------
                                                (In thousands, except per share data)

  Oil and gas production revenues         $ 86,414      $ 45,121       $ 278,236     $ 132,411
  Net income                              $ 13,786      $  7,674       $  70,900     $  20,581

  Net income per share - basic            $   0.44      $   0.28       $    2.28     $    0.74
  Net income per share - diluted          $   0.41      $   0.27       $    2.08     $    0.72

Net Income

     We generated net income of $13.8 million or $0.41 per diluted share for the third quarter of 2003 compared with net income of $7.7 million or $0.27 per diluted share for the same quarter of 2002. Comparing the nine months ended
September 30, 2003 to the nine months ended September 30, 2002, net income and diluted earnings per share were $70.9 million and $2.08 per share versus $20.6 million and $0.72 per share, respectively. Included in net income for the nine months ended September 30, 2003, is a $5.4 million gain, or $0.15 per diluted share, associated with the cumulative effect of a change in accounting principle required upon the adoption of Statement of Financial Accounting Standards No.
143 "Accounting for Asset Retirement Obligations." The increase in net income over the comparative prior-year periods is a result of higher production volumes associated with successful drilling results and the acquisition of the
Burlington properties in December 2002 and the Flying J properties in January
2003 as well as increased oil and gas prices. We have had notable drilling success in the N.E. Mayfield area of western Oklahoma and in our ArkLaTex area, and we continue to integrate and evaluate the acreage and property obtained from
Flying J in Wyoming and Montana.

Results of Operations

     The following table sets forth selected operating data for the periods indicated.

                                                    Three Months Ended               Nine Months Ended
                                                       September 30,                    September 30,
                                                --------------------------      --------------------------
                                                    2003           2002             2003           2002
                                                ------------  ------------      ------------  ------------
                                                     (In thousands, except volume and per volume data)
 Oil and gas production revenues (1):
    Gas production                                 $  56,134      $ 27,103         $ 187,715     $  80,837
    Oil production                                    30,280        18,018            90,521        51,574
                                                ------------  ------------      ------------  ------------
        Total                                      $  86,414      $ 45,121         $ 278,236     $ 132,411
                                                ============  ============      ============  ============

 Net production:
    Gas (MMcf)                                        12,378         9,111            37,696        28,283
    Oil (MBbls)                                        1,147           679             3,352         2,057
    MMCFE                                             19,262        13,186            57,808        40,625

 Net daily production:
    Gas (MMcf)                                         134.5          99.0             138.1         103.6
    Oil (MBbls)                                         12.5           7.4              12.3           7.5
    MMCFE                                              209.4         143.3             211.8         148.8

 Average realized sales price (1):
    Gas (per Mcf)                                  $    4.53      $   2.97         $    4.98     $    2.86
    Oil (per Bbl)                                  $   26.39      $  26.54         $   27.01     $   25.07

 Oil and gas production costs:
    Lease operating expense                        $  16,282      $  9,021         $  45,302     $  27,647
    Transportation costs                               1,751           790             5,082         2,367
    Production taxes                                   5,881         2,581            17,920         7,939
                                                ------------  ------------      ------------  ------------
      Total                                        $  23,914      $ 12,392         $  68,304     $  37,953
                                                ============  ============      ============  ============

 Additional per MCFE data:
    Sales price                                    $    4.49      $   3.42         $    4.81     $    3.26
    Lease operating expense                             0.85          0.68              0.78          0.68
    Transportation costs                                0.09          0.06              0.09          0.06
    Production taxes                                    0.31          0.20              0.31          0.19
                                                ------------  ------------      ------------  ------------
      Operating margin                             $    3.24      $   2.48         $    3.63     $    2.33
                                                ============  ============      ============  ============

    Depletion, depreciation and amortization       $    1.08      $   0.97         $    1.06     $    0.96
    General and administrative                     $    0.29      $   0.33         $    0.31     $    0.26

      --------------------
      (1)Includes the effects of St. Mary's hedging activities.

Three-Month Comparison

     Oil and Gas Production Revenues. Our quarterly oil and gas production revenues increased $41.3 million, or 92% to $86.4 million for the three months ended September 30, 2003. The following table presents components of the increase in total production revenues between 2003 and 2002.

                                           Production      Price       Price
                                            % Change     $ Change    % Change
                                           ----------    --------    --------
     Natural Gas                               36%       $1.56/Mcf       53%
     Oil                                       69%      ($0.15)/Bbl      (1%)

     Following is our product mix.

                                          Percentage of Revenue     Percentage of Production
                                          ---------------------     ------------------------
   Three Months Ended September 30,         2003         2002         2003            2002
   ------------------------------------------------------------------------------------------

     Natural Gas                             65%          60%          64%             69%
     Oil                                     35%          40%          36%             31%

     Average net daily production was 209.4 MMCFE for 2003 compared with 143.3
MMCFE in 2002, an increase of 46%. Included in our 2003 production volumes are
10.4 MMcf per day and 4.8 MBbls per day from the Burlington and Flying J acquisitions. Wells completed in 2002 and 2003 and properties acquired in the last quarter of 2002 and during 2003 have added revenue of $32.9 million and average net daily production of 68.1 MMCFE in 2003 over the comparable 2002 period.

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

     Information regarding the current effects of oil and gas hedging activity is included in the table below, which reflects increased hedging of oil production as a result of our Burlington and Flying J acquisitions and a small component of discretionary hedging.

   Three Months Ended September 30                                      2003              2002
   -------------------------------------------------------------------------------------------
   o   Percentage of oil production hedged                               55%               55%
   o   Oil volumes hedged (MBbls)                                        636               376
   o   Decrease in oil revenue                                ($2.6 million)        ($167,000)
   o   Average realized oil price per Bbl without hedging             $28.66            $26.78

   o   Percentage of gas production hedged                               44%               47%
   o   Natural gas MMBtu hedged                                  6.0 million       4.8 million
   o   Decrease in gas revenue                                ($1.9 million)        ($560,000)
   o   Average realized gas price per Mcf without hedging              $4.69             $3.04

     Marketed Gas Revenue and Gas System Operating Expense. As a result of our acquisition of gas gathering system lines in Coal County, Oklahoma, in February
2002 we began taking title to and marketing natural gas for third parties. For the three months ended September 30, 2003, we received $3.9 million from the sale of this natural gas compared to $3.4 million for the same period in 2002.
Operating costs associated with these revenues totaled $3.6 million for the three months ended September 30, 2003 compared to $3.5 million for the same period in 2002. The higher natural gas prices in 2003 are the primary reason the revenues and costs are higher in 2003. Due to fluctuations in natural gas prices, cost inflation, the composition of distillates in the processed gas, and the variability of production from oil and gas wells, we may not always have a positive gross margin from gas marketing.

     Oil and Gas Production Expenses. Oil and gas production costs consist of lease operating expense, production taxes and transportation expenses. Total production costs increased $11.5 million or 93% to $23.9 million for the three months ended September 30, 2003, from $12.4 million in the same period of 2002.
Our acquisition of properties from Burlington and Flying J added $7.2 million of production costs, and wells completed in late 2002 and in 2003 added $1.7 million of production costs in 2003 that were not reflected in 2002.
Additionally, we experienced an increase in production taxes consistent with the increase in revenue from higher realized prices.

     Total oil and gas production costs per MCFE increased $0.31 to $1.25 for the third quarter of 2003 compared with $0.94 for the third quarter of 2002.
This increase is comprised of the following:

   o  An $0.11 increase in production taxes due to higher realized per MCFE prices.
   o  A $0.03 increase due to rising transportation costs in our Rockies and
      Mid-Continent regions.
   o  A $0.02 increase in LOE relating to one-time workover charges for projects in our ArkLaTex region.
   o  A $0.19 increase in LOE that reflects our additions of higher cost oil production properties in our Rockies region through our acquisitions from
      Burlington and Flying J.
   o  A $0.04 decrease reflecting general decreases in LOE per MCFE in our other core areas.

     The benefit to production from workover activity in the second and third quarters of 2003 is not expected to be realized until later in the year and early 2004. We believe that our LOE per MCFE will increase during the remainder of 2003 as a result of the impact of our acquisitions from Burlington and Flying
J. These increases could be offset in part by decreases in production taxes due to possible decreases in oil and gas prices.

     Depreciation, Depletion, Amortization and abandonment liability accretion.
Depreciation, depletion and amortization expense ("DD&A") increased $7.9 million or 62% to $20.8 million for the three months ended September 30, 2003, from $12.8 million in the same period of 2002. DD&A per MCFE increased by
11% to $1.08 for the third quarter of 2003 compared with $0.97 in 2002. The increase in expense is a result of both higher production volumes in 2003 and a higher per unit rate which reflects costs of acquisitions and higher finding costs associated with drilling results in 2002 and 2003.

     Exploration. Exploration expense increased $5.7 million or 134% to $9.9 million for the three months ended September 30, 2003, compared with $4.2 million in 2002. The most significant component of our increase to exploration expense was $6.4 million for the unsuccessful exploratory Duchesne prospect.
This amount does not include the $1.4 million impairment of the associated nonproducing leasehold costs discussed below. The drilling results did not confirm the geologic exploration model used to evaluate the Duchesne prospect, and the well produced at below commercial rates. Also in 2003 we have increased exploration overhead due to increases in our geologic and exploration staff as a result of the acreage we have acquired in the Williston, Green River and Powder
River basins. Components of total exploration expense are as follows (in thousands).

                                                         Three Months Ended
                                                            September 30,
                                                     --------------------------
                                                         2003          2002
                                                     ------------  ------------
         o  Geological and geophysical expenses       $     687     $     809
         o  Exploratory dry holes                         6,355         1,160
         o  Overhead and other expenses                   2,841         2,250
                                                     ------------  ------------
                                                      $   9,883     $   4,219
                                                     ============  ============

     Abandonment and Impairment of Unproved Properties. Abandonment and
impairment of unproved properties increased $1.7 million to $2.3 million for the quarter ended September 30, 2003 compared to $587,000 for the same quarter of
2002. The change includes our third quarter 2003 impairment of $1.4 million relating to the Duchesne prospect described in exploration expense above.

     General and Administrative. General and administrative expenses increased
$1.1 million or 26% to $5.5 million for the three months ended September 30,
2003, compared with $4.4 million in 2002. Approximately $709,000 of the 2003 expense is accrued and relates to the mark-to-market effect of the Company's net profits interest bonus program. The decrease in cost on a per MCFE basis reflects the higher proportionate increase in production, 46%, than the percentage increase in G&A this quarter.

     Our employee count increased by 22% from September 30, 2002, to September
30, 2003, due largely to the Burlington and Flying J property acquisitions. This change has resulted in a general increase in G&A of $1.0 million between the quarters ending on those dates. That increase plus a $1.3 million increase in compensation expense associated with our incentive compensation plans and a
$111,000 increase in charitable contributions expense were offset by a $1.4 million increase in COPAS overhead reimbursement from operations and G&A we allocated to exploration expense. COPAS overhead reimbursement from operations has increased as a result of an increase in the number of properties we operate in our Rockies region due to our Burlington and Flying J acquisitions. The increase in compensation expense associated with our incentive compensation plans reflects both the benefit we have received from the current price environment for past employee performance and the performance of our employees during the current year.

     Interest Expense. Interest expense increased by $723,000 to $1.8 million for the quarter ended September 30, 2003 compared to $1.1 million for the quarter ended September 30, 2002. This difference reflects the benefit of an interest rate swap on our 5.75% convertible notes in the third quarter of 2002 that reduced interest expense by $393,000 in that period, the 0.5% contingent interest provision on our convertible notes which applied for all of the 2003 period but only for 15 days in the 2002 period, and increased borrowings under our credit facility in 2003. On October 3, 2003, we entered into fixed to floating interest rate swaps for a total notional amount of $50,000,000 through
March 20, 2007. This date is the first date on which we are entitled to redeem the convertible notes solely at our option for 100 percent of the principal amount plus accrued and unpaid interest. Under the swaps, St. Mary will receive payments at a fixed interest rate of 5.75% in exchange for making payments at a variable interest rate of 235 basis points above the six month LIBOR rate as determined on the semi-annual settlement date. The payment dates of the swaps match exactly with the interest payment dates of the convertible notes. The
6-month LIBOR rate on October 3, 2003 was 1.16%.

     Income Taxes. Income tax expense totaled $8.8 million for the three months ended September 30, 2003, and $4.2 million in 2002, resulting in effective tax rates of 38.8% and 35.4%, respectively. The effective rate change from 2002 reflects an increase in our highest marginal federal tax rate, the expiration of the Section 29 tax credit, adjustments to valuation allowances to reflect the likelihood that prior Alternative Minimum Tax credits created by Section 29 credits will not be used, changes in the composition of the highest marginal state tax rates as a result of our recent acquisitions and the 2002 adjustment to valuation allowances against state income taxes from net operating loss carryovers.

Nine-Month Comparison

     Oil and Gas Production Revenues. We experienced an increase in oil and gas production revenues of $145.8 million, or 110% to $278.2 million for the nine months ended September 30, 2003, compared with $132.4 million for the same period in 2002. The following table presents the components of increases or
(decreases) between 2003 and 2002.

                                           Production      Price       Price
                                            % Change     $ Change    % Change
                                           ----------    --------    --------
     Natural Gas                               33%       $2.12/Mcf       74%
     Oil                                       63%       $1.93/Bbl        8%

     Following is our product mix.

                                          Percentage of Revenue     Percentage of Production
                                          ---------------------     ------------------------
    Nine Months Ended September 30,         2003         2002         2003            2002
    ----------------------------------------------------------------------------------------

     Natural Gas                             67%          61%          65%             70%
     Oil                                     33%          39%          35%             30%

     Average net daily production increased 42% to 211.8 MMCFE for the first nine months of 2003 compared with 148.8 MMCFE in 2002. Included in our 2003 production volumes are 9.9 MMcf per day and 4.4 Mbbls per day from the
Burlington and Flying J acquisitions. Wells completed in 2002 and 2003 and properties acquired in the last two quarters of 2002 and during 2003 have added revenue of $103.4 million and average net daily production of 71.2 MMCFE in the first nine months of 2003 over the comparable 2002 period.

     Information regarding the current effects of oil and gas hedging activity is included in the table below, which reflects increased hedging of oil production as a result of our Burlington and Flying J acquisitions.

    Nine Months Ended September 30                                      2003              2002
    ------------------------------------------------------------------------------------------
   o   Percentage of oil production hedged                               57%               45%
   o   Oil volumes hedged (MBbls)                                      1,898               917
   o   Increase (decrease) in oil revenue                     ($7.8 million)      $2.4 million
   o   Average realized oil price per Bbl without hedging             $29.33            $23.89

   o   Percentage of gas production hedged                               38%               44%
   o   Natural gas MMBtu hedged                                 15.7 million      13.8 million
   o   Increase (decrease) in gas revenue                    ($11.8 million)          $344,000
   o   Average realized gas price per Mcf without hedging              $5.29             $2.85

     Marketed Gas System Revenue and Gas System Operating Expense. For the nine months ended September 30, 2003, we received $11.0 million from the sale of this natural gas compared to $6.8 million in the same period of 2002. Operating costs associated with these revenues totaled $10.0 million for the period ended
September 30, 2003, compared to $6.6 million for the same period in 2002. Our gas marketing activities for third parties began in February 2002. The increase in 2003 as compared to 2002 is a result of a full nine months of activity and higher average natural gas prices.

     Oil and Gas Production Expenses. Total production costs increased $30.4 million to $68.3 million for the nine months ended September 30, 2003, from
$38.0 million in 2002. Our acquisition of properties from Burlington and Flying
J added $18.6 million of production costs, and wells completed in 2002 and 2003 added $5.3 million of production costs in 2003 that were not reflected in 2002.
Additionally, we experienced an increase in production taxes consistent with the increase in revenue from higher realized prices.

     Total oil and gas production costs per MCFE increased $0.25 to $1.18 for the nine months ended September 30, 2003, compared with $0.93 for 2002. This increase is comprised of the following:

   o  A $0.12 increase in production taxes due to higher realized per MCFE prices.
   o  A $0.03 increase due to rising transportation costs in our Rockies and
      Mid-Continent regions.
   o  A $0.04 increase in LOE relating to one-time workover charges for projects in our Gulf Coast, Rockies and ArkLaTex regions.
   o  A $0.14 increase in LOE that reflects our additions of higher cost oil properties in our Rockies region through our acquisitions from Burlington and Flying J.
   o  A $0.08 decrease reflecting general decreases in LOE per MCFE in our other core areas.

     Depreciation, Depletion, Amortization and abandonment liability accretion.
DD&A increased $22.0 million or 56% to $61.3 million for the nine months ended September 30, 2003, from $39.2 million in 2002. DD&A per MCFE increased by 10% to $1.06 for the nine months ended September 30, 2003 compared with $0.96 in 2002. The increase in expense is a result of both higher production volumes in 2003 and a higher per unit rate which reflects the cost of acquisitions and higher finding costs associated with drilling results in 2002 and 2003.

     Exploration. Exploration expense increased $5.2 million or 34% to $20.7 million for the nine months ended September 30, 2003, compared with $15.4 million in 2002. The most significant component of our increase to exploration expense was $6.4 million for the unsuccessful exploratory Duchesne prospect.
This amount does not include the $1.4 million impairment of the associated nonproducing leasehold costs discussed below. The drilling results did not confirm the geologic exploration model used to evaluate the Duchesne prospect, and the well produced at below commercial rates. Also in 2003 we have increased exploration overhead due to increases in our geologic and exploration staff as a result of the acreage we have acquired in the Williston, Green River and Powder
River basins. Components of total exploration expense are as follows (in millions).

                                                          Nine Months Ended
                                                            September 30,
                                                     --------------------------
                                                         2003          2002
                                                     ------------  ------------
         o  Geological and geophysical expenses       $    4.4      $    2.1
         o  Exploratory dry holes                          7.5           7.3
         o  Overhead and other expenses                    8.8           6.0
                                                     ------------  ------------
                                                      $   20.7      $   15.4
                                                     ============  ============

     Abandonment and Impairment of Unproved Properties. Abandonment and
impairment of unproved properties increased $2.1 million or 110% to $4.0 million for the period ended September 30, 2003 compared to $1.9 million for the same quarter of 2002. The change reflects our third quarter 2003 impairment of $1.4 million relating to the Duchesne prospect described in exploration expense above.

     General and Administrative. General and administrative expenses increased
$7.2 million or 68% to $17.7 million for the nine months ended September 30,
2003, compared with $10.5 million in 2002. Approximately $2.4 million of the
2003 expense is non-cash and relates to the mark-to-market effect of St. Mary's net profits interest bonus plan. The increase in cost on a per MCFE basis reflects a higher percentage increase in G&A, primarily due to an increase in our compensation expense, than the proportionate increase in production of
42% for the nine month period.

     The increase in our employee count has resulted in a general increase in
G&A of $3.8 million between the nine-month periods ended on September 30,
2003 and September 30, 2002. That increase plus a $7.3 million increase in expense associated with our incentive compensation plans, a $776,000 increase in accrued charitable contributions expense and a $365,000 increase in insurance and corporate governance costs were offset by a $5.3 million increase in COPAS overhead reimbursement from operations and G&A we allocated to exploration expense. COPAS overhead reimbursement from operations has increased due to an increase in the number of properties we operate in our Rockies region as a result of our Burlington and Flying J acquisitions. The increase in expense associated with our incentive compensation plans reflects both the benefit we have received from the current price environment for past employee performance and the performance of our employees during the current year.

     Interest Expense. Interest expense increased by $3.8 million to $6.4 million for the nine months ended September 30, 2003 compared to $2.6 million for the period ended September 30, 2002. The increase reflects a full nine months of accrued interest in 2003 on our 5.75% convertible notes that were issued in March 2002, the benefit of an interest rate swap on those notes that reduced interest expense in 2002 by $839,000, the 0.5% contingent interest provision on the notes which applied in all of 2003 but for only 15 days during the comparable period in 2002, and increased borrowings under our credit facility in 2003 relative to the prior years. We anticipate that interest expense for 2003 will be higher than the 2002 amount due to the termination of the interest rate swap in December 2002 and since we have increased borrowings under our credit facility in 2003. However, unless we access our credit facility to make an acquisition or interest rates increase dramatically, interest expense next year should decrease due to the fixed to floating interest rate swaps we entered into on October 3, 2003.

     Income Taxes. Income tax expense totaled $41.5 million for the nine months ended September 30, 2003, and $10.6 million in 2002, resulting in effective tax rates of 38.8% and 34.0%, respectively. The effective rate change from 2002 reflects an increase in our highest marginal federal tax rate, the expiration of the Section 29 tax credit, adjustments to valuation allowances to reflect the likelihood that prior Alternative Minimum Tax credits created by Section 29 credits will not be used, changes in the composition of the highest marginal state tax rates as a result of our recent acquisitions and the 2002 adjustment to valuation allowances against state income taxes from net operating loss carryovers.

     The current portion of the income tax expense in 2003 is $25.9 million compared to $502,000 in 2002. These amounts are 62% and 5% of the total tax for the respective periods. The difference results from increased taxable income caused by significantly higher oil and gas prices and production, and a reduction in the percentage of deductible intangible drilling costs relative to total income.

     Cumulative Effect of Change in Accounting Principle, net. On January 1,
2003, we adopted SFAS No. 143. The impact of adoption resulted in income to us of $8.8 million offset by the deferred income tax effect of $3.4 million. See
Note 8 of the Notes to Consolidated Financial Statements under Part I, Item 1 of this report.

Liquidity and Capital Resources

     Our primary sources of liquidity are the cash provided by operating activities, debt financing, sales of non-strategic properties and access to the capital markets. All of these sources can be impacted by significant fluctuations in oil and gas prices and the availability of financing to oil and gas producers in the market. An unexpected decrease in oil and gas prices would reduce expected cash flow from operating activities, might reduce the borrowing base on our credit facility, could reduce the value of our properties and historically has limited our industry's access to the capital markets.

     We use cash for the acquisition, exploration and development of oil and gas properties and for the payment of debt obligations, trade payables and stockholder dividends. Exploration and development programs are generally financed from internally generated cash flow, debt financing and cash and cash equivalents on hand. Cash use for the acquisition of oil and gas properties and the payment of stockholder dividends is discretionary and can be reduced or eliminated in the event of an unexpected decrease in oil and gas prices. At any given point in time we may be obligated to pay for commitments to explore for or develop oil and gas properties or incur trade payables. However, certain future obligations can be reduced or eliminated when necessary. We are currently only required to make interest payments on our debt obligations, although we have voluntarily been reducing our outstanding borrowings under our revolving credit facility. As of November 5, 2003, the outstanding balance under the revolving credit facility was $5.0 million, representing an $8.0 million reduction from the $13.0 million outstanding balance at September 30, 2003. An unexpected increase in oil and gas prices would provide increased flexibility to modify our uses of cash flow. This year we have reduced our outstanding debt, paid $81.3 million for property acquisitions and spent $104.6 million on capital development using cash flows from operations. We have also used $23.2 million of cash to make income tax payments during 2003.

     We continually review our capital expenditure budget to reflect changes in current and projected cash flow, drilling and acquisition opportunities, debt requirements and other factors.

     Cash Flow. Net cash provided by operating activities increased $44.8 million or 42% to $150.9 million for the nine months ended September 30, 2003 compared with $106.2 million in 2002. Our $50.3 million increase in net income between the two periods combined with a $32.0 million increase in the effect of non-cash items were offset by a $37.6 million change in current assets and liabilities relating to increased accounts receivable and income tax payments in
2003 offset by decreased prepaid expenses, increased accounts payable, and collections of refundable income taxes in 2002. We anticipate increased comparative cash flow from operations in 2003 as a result of higher oil and gas prices in 2003 and increased production attributable to our property acquisitions and drilling activities in late 2002 and early 2003.

     Net cash used in investing activities increased $59.8 million or 64% to
$153.6 million for the nine months ended September 30, 2003, compared with net cash used of $93.9 million in 2002. This increase results from additional capital expenditures and acquisition costs. Total capital expenditures, including acquisitions of oil and gas properties, in the first nine months of
2003 increased $69.8 million or 80% to $156.5 million compared with $86.7 million in the first nine months of 2002. This increase reflects the utilization of $71.6 million in short term investments, cash equivalents and increased borrowings under our credit facility to provide a loan to Flying J as part of our acquisition of properties from Flying J in January 2003. This loan is secured by the shares of our common stock issued in the transaction.

     Net cash used in financing activities was $1.3 million for the nine months ended September 30, 2003, compared with net cash provided by financing activities of $32.7 million in 2002. This decrease reflects the 2002 issuance of our 5.75% convertible notes and the use of proceeds to pay down our credit facility, partially offset by additional borrowing on our credit facility to fund our 2003 acquisitions.

     St. Mary had $7.1 million in cash and cash equivalents and had negative working capital of $7.3 million as of September 30, 2003, compared with $11.2 million in cash and cash equivalents and positive working capital of $2.1 million at December 31, 2002. The negative working capital was a function of accelerated principal repayments of the credit facility, a short term increase in accounts payables and the payment of estimated income taxes in September. Had we wanted to incur additional borrowings to increase our current assets, we could have elected to borrow under our credit facility an amount necessary to ensure a net working capital position. Providing commodity pricing remains relatively consistent with current levels through the fourth quarter, we expect that working capital will be positive at December 31, 2003, and the remaining
$5.0 million outstanding under the credit facility will be completely repaid.

     Senior Convertible Notes. In March 2002 we issued in a private placement a total of $100.0 million of 5.75% senior convertible notes due 2022 with a 0.5 percent contingent interest provision. Interest payments are due on March 15 and
September 15 of every year. We received net proceeds of $96.8 million after deducting the initial purchasers' discount and offering expenses payable by us.
The notes are general unsecured obligations and rank on a parity in right of payment with all our existing and future senior indebtedness and other general unsecured obligations, and are senior in right of payment with all our future subordinated indebtedness. The notes are convertible into our common stock at a conversion price of $26.00 per share, subject to adjustment. We can redeem the notes with cash in whole or in part at a repurchase price of 100% of the principal amount plus accrued and unpaid interest including contingent interest beginning on March 20, 2007. The note holders have the option of requiring us to repurchase the notes for cash at 100% of the principal amount plus accrued and unpaid interest including contingent interest upon (1) a change in control of
St. Mary or (2) on March 20, 2007, March 15, 2012 and March 15, 2017. If the
note holders request repurchase on March 20, 2007, we may pay the repurchase price with cash, shares of our common stock valued at a discount to the market price at the time of repurchase or any combination of cash and our discounted common stock. We are not restricted from paying dividends, incurring debt, or issuing or repurchasing our securities under the indenture for the notes. There are no financial covenants in the indenture. We used a portion of the net proceeds from the notes to repay our credit facility balance and used the remaining net proceeds to fund a portion of our 2002 capital expenditures. On
March 25, 2002, we entered into a five-year fixed-rate to floating-rate interest rate swap on a notional amount of $50.0 million of the notes. The floating rate was determined as LIBOR plus 0.36%. We elected to terminate this swap on
December 3, 2002, and received proceeds of $4.0 million. On October 3, 2003 we executed new interest rate swaps on a notional amount of $50.0 million of the notes which we expect will serve to lower interest expense in the fourth quarter of 2003.

     Credit Facility. On January 29, 2003, we entered into a new $300.0 million credit facility with Wachovia Bank as Administrative Agent and eight other participating banks. This new credit facility replaced our previous credit facility and has a maturity date of January 27, 2006. The calculated borrowing base was determined by the bank group to be $275.0 million on October 28, 2003.
We have elected a commitment amount of $150.0 million under this facility, which results in lower commitment fees payable to the bank syndicate. We believe this commitment level is adequate for our near-term liquidity needs. We are required to comply with certain financial and non-financial covenants, and we are currently in compliance with all covenants under the credit facility. Interest and commitment fees are accrued based on the borrowing base utilization percentage table below. Eurodollar loans accrue interest at LIBOR plus the applicable margin from the utilization table, and Alternative Base Rate (ABR)
loans accrue interest at prime plus the applicable margin from the utilization table. Commitment fees are accrued on the unused portion of the aggregate commitment amount and are included in interest expense in the consolidated statements of operations.

    Borrowing base
        utilization percentage  <50% =>50%<75% =>75%<90%  >90%
     ---------------------------------------------------------------------------
     Eurodollar Loans             1.25%        1.50%       1.75%        2.00%
     ABR Loans                    0.00%        0.25%       0.50%        0.75%
     Commitment Fee Rate          0.30%        0.38%       0.38%        0.50%

     Our loan balance of $13.0 million at September 30, 2003 was comprised of
LIBOR based traunches. Our weighted average interest rates paid for the third quarter of 2003 and for the nine months ended September 30, 2003 were 7.0% and
6.1%, respectively, including commitment fees paid on the unused portion of the credit facility borrowing base, amortization of deferred financing costs, and amortization of the contingent interest embedded derivative with respect to the convertible notes.

     Schedule of Contractual Obligations. The following table summarizes our future estimated principal payments for the periods specified (in millions).

                              Long-Term       Operating       Total Cash
  Contractual Obligations       Debt            Leases        Obligation
-------------------------  ---------------  --------------  ---------------

Less than 1 year              $     -          $   2.1        $    2.1
1-3 years                         13.0             2.8            15.8
4-5 years                           -              2.0             2.0
After 5 years                    100.0             3.1           103.1
                           ---------------  --------------  ---------------
Total                         $  113.0         $  10.0        $  123.0
                           ===============  ==============  ===============

     In the period from 1-3 years, we have one lease of office space for our regional offices that will expire. An additional two leases for office space will expire in year 4. Estimated costs to replace these leases are not included in the table above. For purposes of the table we assume that the holders of our
5.75% convertible notes will not exercise the conversion or redemption features until final maturity.

     Common Stock. On January 29, 2003, we issued a total of 3,380,818 restricted shares of our common stock to Flying J Oil & Gas Inc. and Big
West Oil & Gas Inc. for the acquisition of oil and gas properties, and we made a non-recourse loan to Flying J in the amount of $71.6 million at LIBOR plus 2% for up to a 39-month period. We also entered into a put and call option agreement with Flying J whereby during the 39-month loan period Flying J can elect to put these shares to St. Mary for $71.6 million plus accrued interest on the loan during the first thirty months of the loan period, and we can elect to call the shares for $97.4 million, with the proceeds from the exercise of either the put option or the call option to be applied to repayment of the loan. The net option with respect to Flying J's net contractual rights to obtain additional value from any appreciation of the shares over the put amount up to the call amount has been valued at $1.0 million for accounting purposes. Final valuation determinations were made in the third quarter of 2003. For accounting purposes the above arrangements have been treated as an acquisition of properties in exchange for $71.6 million of cash plus the net option to Flying J valued at $1.0 million, resulting in a total valuation of $72.6 million.
Operating results from the acquired properties have been included in the consolidated statements of operations only from the date of closing. The restricted shares issued are subject to contractual restrictions on transfer for a period of two years, and Flying J cannot increase their ownership percentage in St. Mary for a period of 30 months. For accounting purposes the net option is reflected in the equity section of our consolidated balance sheets as additional paid-in capital. The stock and the loan are reflected in the temporary equity section of our consolidated balance sheets. See Note 9 of the Notes to
Consolidated Financial Statements under Part I, Item 1 of this report.

     Capital and Exploration Expenditures Incurred. Expenditures for exploration and development of oil and gas properties and acquisitions are the primary use of our capital resources. The following table sets forth certain information regarding the costs incurred by us in our oil and gas activities during the periods indicated. These expenditures include the value of the stock and other consideration issued in the Flying J transaction.

                                         Nine Months Ended September
                                                September 30,
                                       -------------------------------
                                             2003            2002
                                       --------------- ---------------
                                                (In thousands)

        Development                       $  78,155       $  52,584
        Exploration                          26,416          12,704
        Acquisitions:
          Proved                             75,844           7,886
          Unproved                            5,476          10,582
                                       --------------- ---------------
        Total                             $ 185,891       $  83,756
                                       =============== ===============

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

     St. Mary's total costs incurred in the first nine months of 2003 increased
$102.1 million or 122% compared to the first nine months of 2002. We spent
$110.0 million in the first nine months of 2003 for unproved property acquisitions and domestic exploration and development compared to $75.9 million for the comparable period in 2002.

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
See Legal Proceedings under Part II, Item 1 of this report.

     Capital Expenditure Budget. We anticipate spending approximately $235 million for capital and exploration expenditures in 2003 with $92 million allocated for acquisitions, which includes the $72.6 million acquisition of properties from Flying J in January 2003. Budgeted ongoing exploration and development expenditures in 2003 for each of our core areas is as follows (in millions).

      o         Mid-Continent region                          $  62
      o         Rockies region                                   27
      o         ArkLaTex region                                  26
      o         Gulf Coast and Gulf of Mexico region             16
      o         Permian Basin                                     8
      o         Other                                             4
                                                             -------
      Total                                                   $ 143
                                                             =======
                                      -28-

     We believe the amount not funded from our internally generated cash flow in
2003 can be funded from our existing cash and our credit facility. The amount and allocation of future capital and exploration expenditures will depend upon a number of factors including the number and size of available acquisition opportunities and our ability to assimilate these acquisitions. Also, the impact of oil and gas prices on investment opportunities, the availability of capital and borrowing capability, and the success of our development and exploratory activity could lead to funding requirements for further development. If additional development or attractive acquisition opportunities arise, we may consider other forms of financing, including the public offering or private placement of equity or debt securities.

     Sale of Investment. Subsequent to September 30, 2003, we received $1.5 million from the sale of our investment in Constellation Copper Corporation.

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
Our policy requires that we diversify our hedge positions with various counterparties and requires that such counterparties have clear indications of financial strength. Including hedges entered into since September 30, 2003 we have the following swaps and collars in place:

        Swaps
        -----
                                  Average        Quantity    Average Fixed
              Product          Volumes/month       Type      Contract Price      Duration
       ---------------------------------------------------------------------------------------

            Natural Gas         1,845,000          MMBtu           $4.49        10/03 - 12/03
            Natural Gas           869,000          MMBtu           $4.08        01/04 - 12/04

                Oil               191,800          Bbls           $25.20        10/03 - 12/03
                Oil               144,500          Bbls           $23.71        01/04 - 12/04

        Collars
        -------
                                  Average          Floor        Ceiling
              Product          Volumes/month       Price         Price           Duration
       ---------------------------------------------------------------------------------------

            Natural Gas        152,000 MMbtu       $2.50          $5.93         10/03 - 12/03

     Other Derivatives. Our 5.75% convertible notes contain a provision for the payment of contingent interest if certain conditions are met. Under SFAS No. 133 this provision is considered an embedded equity-related derivative that is not clearly and closely related to the fair value of an equity interest and therefore must be separated and accounted for as a derivative instrument. The value of the derivative at issuance in March 2002 was $474,000. This amount was recorded as a decrease to the 5.75% convertible notes payable in the consolidated balance sheets. Of this amount, $71,000 has been amortized through interest expense in 2003. Derivative income in the consolidated statements of operations includes $247,000 of net income from mark-to-market adjustments for this derivative at September 30, 2003, compared to a net loss of $239,000 included in derivative loss at September 30, 2002.

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
150 is effective for all freestanding instruments entered into or modified after
May 31, 2003. Otherwise, it became effective for us as of July 1, 2003. We currently have no financial instruments that fall within the scope of this statement.

     In December 2002 the FASB issued SFAS No. 148, "Accounting for Stock-Based
Compensation - Transition and Disclosure: an amendment of FASB Statement No.
123." This statement provided for transition methods for adopting the fair value accounting model of accounting for the issuance of stock options. The statement provides for three alternative adoption methods: (1) The retroactive method -
where all prior periods are restated to reflect the expensing of all options granted on a retroactive basis, (2) The modified-prospective method-where a company begins expensing all prior and current option grants in the current year, and (3) The prospective method-where a company begins expensing all current period option grants in the current year. We are continuing to evaluate these adoption alternatives and current FASB discussions as well as considering the issuance of restricted stock for its equity component of employee compensation.

     Effective January 1, 2003, we adopted the provisions of SFAS No. 143,
"Accounting for Asset Retirement Obligations." Upon adoption of SFAS No. 143, we recorded a discounted liability of $21.4 million, reversed the existing offshore abandonment liability of $9.1 million, increased net property and equipment by
$21.1 million and recognized a one-time cumulative effect gain of $5.4 million
(net of deferred tax benefit of $3.4 million). We will deplete the amount added to property and equipment and recognize accretion expense in connection with the discounted liability over the remaining economic lives of the respective oil and gas properties. Prior to the adoption of SFAS No. 143, we assumed that salvage value approximated abandonment costs and therefore salvage value was not reflected in the DD&A calculation. As a result of adopting SFAS No. 143 and the discounting of the asset retirement obligation, the salvage value must now be reflected in the DD&A rate. Accordingly, $13.7 million was reversed from accumulated DD&A and is included as a part of the increase in net property and equipment in the cumulative effect adjustment. This adjustment to accumulated DD&A relates to prior depletion of salvage value that would have been excluded from the DD&A calculation if the abandonment liability had been separately recognized. As of September 30, 2003, our capitalized proved oil and gas properties included $44.0 million of estimated salvage value which is not included in our DD&A calculation.

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and
SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses accounting and reporting for business combinations and is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 addresses the accounting and reporting for goodwill subsequent to acquisition and other intangible assets. The new standard eliminates the requirement to amortize acquired goodwill; instead, such goodwill is required to be reviewed at least annually for impairment. The new standard also requires that, at a minimum, all intangible assets be aggregated and presented as a separate line item in the balance sheet. The adoption of SFAS No. 141 and SFAS No. 142 had no impact on our financial position or results of operations.

     A reporting issue has arisen regarding the application of certain provisions of SFAS No. 141 and SFAS No. 142 to companies in the extractive industries, including oil and gas companies. The issue is whether SFAS No. 142 requires companies to classify the costs of mineral rights held under lease or other contractual arrangements associated with extracting oil and gas as intangible assets in the balance sheet, apart from other capitalized oil and gas property costs, and provide specific footnote disclosures. Historically, we have included the costs of such mineral rights associated with extracting oil and gas as a component of oil and gas properties. If it is ultimately determined that
SFAS No. 142 requires oil and gas companies to classify costs of mineral rights held under lease or other contractual arrangements associated with extracting oil and gas as a separate intangible assets line item on the balance sheet, we will reclassify these amounts out of oil and gas properties and into a separate intangible assets line item. Our cash flows and results of operations would not be affected since such intangible assets would continue to be depleted and assessed for impairment. Further, we do not believe the classification of the costs of mineral rights associated with extracting oil and gas as intangible assets would have any impact on compliance with covenants under its debt agreements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We hold derivative contracts and financial instruments that have cash flow and net income exposure to changes in commodity prices or interest rates.
Financial and commodity based derivative contracts are used to limit the risks inherent in some crude oil and natural gas price changes that have an effect on
us.

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

     A hypothetical $0.10 per MMBtu change in our quarter-end market prices for natural gas swaps and futures contracts on a notional amount of 16.4 million
MMBtu would cause a potential $1.3 million change in net income before income taxes over the remaining life of the contracts in place on September 30, 2003 and a potential $354,000 change for the last three months of 2003. A hypothetical $1.00 per Bbl change in our quarter-end market prices for crude oil swaps and future contracts on a notional amount of 2.3 million Bbls would cause a potential $2.0 million change in net income before income taxes over the remaining life of the contracts in place on September 30, 2003 and a potential
$370,000 change for the last three months of 2003. These hypothetical changes were discounted to present value using a 7.5% discount rate since the latest expected maturity date of certain swaps and futures contracts is greater than one year from the reporting date.

     Interest Rate Risk. Market risk is estimated as the potential change in fair value resulting from an immediate hypothetical one percentage point parallel shift in the yield curve. A sensitivity analysis presents the hypothetical change in fair value of those financial instruments held by St.
Mary at September 30, 2003, which are sensitive to changes in interest rates.
For fixed-rate debt, interest rate changes affect the fair market value but do not impact results of operations or cash flows. Conversely for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future results of operations and cash flows assuming other factors are held constant. The carrying amount of our floating rate debt approximates its fair value. At September 30, 2003, we had floating rate debt of $13.0 million under our revolving credit facility and $100.0 million of fixed rate debt under the 5.75% Senior Convertible Notes, which provide for the payment of contingent interest of up to an additional 0.5% during six-month interest periods under certain circumstances. Assuming constant debt levels with respect to the debt instruments in effect as of September 30, 2003, the impact on results of operations and cash flows for the remainder of the year resulting from a one-percentage-point change in interest rates would be approximately $32,500 before taxes.

     On October 3, 2003, St. Mary entered into fixed to floating interest rate swaps on a notional amount of $50 million, which represents 50% of the outstanding principal amount of our 5.75% Senior Convertible Notes. Under the swaps, St. Mary will receive payments at a fixed interest rate of 5.75% in exchange for making payments at a variable interest rate of 235 basis points plus the 6-month LIBOR rate. The 6-month LIBOR rate on October 3, 2003 was
1.16%. The swaps expire during March 2007, on the first date that St. Mary is entitled to redeem the notes at its option.

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

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings
         -----------------

     The previously reported legal proceeding involving Nance Petroleum
Corporation and the Northern Plains Resource Council, Inc. ("NPRC") in the U.S.
District Court for the District of Montana had no significant developments during the quarterly period ended September 30, 2003. Both the Plaintiff, NPRC, and the Defendants have filed motions for summary judgment. The Magistrate assigned to this case has recommended that the Plaintiff's motion be denied and the Defendants' motion be granted. If the presiding judge accepts these recommendations, the case will be dismissed with a judgment rendered in favor of the majority of the Defendants including Nance Petroleum Corporation. For a description of this proceeding, please see the "Legal Proceedings" section of
St. Mary's Annual Report on Form 10-K for the year ended December 31, 2002.

     As previously reported in St. Mary's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003, the Company received a copy of an
Administrative Order (the "Order") by the U.S. Environmental Protection Agency
(Docket No. CWA-06-2003-1995) on August 4, 2003, related to certain oil and gas properties in the Gulf of Mexico that are or were owned, operated or leased by
St. Mary Energy Company. Interests in these properties were acquired by the
Company through its acquisition of St. Mary Energy Company, formerly named King
Ranch Energy, Inc., on December 17, 1999. The Order alleges violations of the
Clean Water Act through certain violations of EPA reporting rules with respect to such properties under applicable EPA permits during reporting monitoring periods from July 1, 1998 to December 31, 1999. Based on our internal review, the Company believes that any reporting discrepancies were inadvertent and did not involve any improper discharge of pollutants into the environment, and the
Company has fully cooperated with the EPA to appropriately correct and remedy any reporting discrepancies. The reports in question have been corrected as necessary and were refilled during the course of the Show Cause Hearing held on
September 30, 2003, at the Region VI office of EPA. We believe all issues raised in the Order were fully addressed. No final decision has been rendered by the
Hearing Officer regarding matters raised by the Order. The Company cannot predict whether any monetary or other penalties will be imposed. However, the
Company does not currently expect that such penalties, if any, will have a material effect on the Company's financial condition, results of operations or cash flows.

ITEM 5.  Other Information

     In July 2003 St. Mary's audit committee authorized in advance up to $20,000 of certain non-audit services to be performed by Deloitte & Touche LLP, the
Company's independant auditor. These services are limited to consultation regarding a state private revenue letter ruling.

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
         --------------------------
         *     Filed with this Form 10-Q.

         (b)  Reports on Form 8-K

              St. Mary Land & Exploration Company filed the following
         current reports on Form 8-K during the quarter ended September 30,
         2003:

           o  On July 16, 2003, we filed a current report on Form 8-K reporting under Item 9 pursuant to Item 12 that we had
              issued a press release announcing an update of our
              operations for the second quarter of 2003.
           o  On August 1, 2003, we filed a current report on Form 8-K reporting under Item 5 that we had issued a press release on
              July 25, 2003 announcing the retirement of Ronald D. Boone as an officer and employee and a press release on July 28,
              2003 providing a status update on the testing of various
              zones in our Duchesne Deep Prospect.
           o  On August 7, 2003, we filed a current report on Form 8-K reporting under Item 12 that we had issued a press release announcing our second quarter 2003 financial results and an updated forecast for our third quarter and full year of 2003.
           o  On September 4, 2003, we filed a current report on Form 8-K reporting under Item 5 that we issued a press release
              announcing that drilling of our exploratory well in our
              Duchesne Deep Prospect was unsuccessful.
           o  On September 16, 2003, we filed a current report on Form 8-K reporting under Item 5 that we issued a press release
              announcing the accrual of contingent interest on our 5.75%
              senior convertible notes.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                       ST. MARY LAND & EXPLORATION COMPANY

November 5, 2003                       By: /s/ MARK A. HELLERSTEIN
                                           -------------------------------------
                                           Mark A. Hellerstein
                                           President and Chief Executive Officer

November 5, 2003                       By: /s/ DAVID W. HONEYFIELD
                                           -------------------------------------
                                           David W. Honeyfield
                                           Vice President - Finance, Secretary
                                           and Treasurer

November 5, 2003                       By: /s/ GARRY A. WILKENING
                                           -------------------------------------
                                           Garry A. Wilkening
                                           Vice President - Administration and
                                           Controller