Form 10-K
period 2003-12-31
ST MARY LAND & EXPLORATION CO
filed 2004-02-27
CIK 893538

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
[ x ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
      Act of 1934
                   For the fiscal year ended December 31, 2003
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

           Securities registered pursuant to Section 12(g) of the Act:
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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12-b-2 of the Act). Yes [ x ]  No [   ]

The aggregate market value of 26,911,648 shares of voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on June 30, 2003, the last business day of the registrant's most recently completed second fiscal quarter, of $24.06 per share as reported on the
New York Stock Exchange was $647,494,251. Shares of common stock held by each director and executive officer and by each person who owns 10 percent or more of the outstanding common stock or who is otherwise believed by the Company to be in a control position have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 20, 2004, the registrant had 28,339,963 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 10, 11, 12, 13 and 14 of Part III is incorporated by reference from portions of the registrant's definitive proxy statement relating to its 2004 annual meeting of stockholders to be filed within
120 days after December 31, 2003.

================================================================================

                                TABLE OF CONTENTS
                                -----------------
    ITEM                                                                   PAGE
    ----                                                                   ----
                                     PART I

                                     PART II

    ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
              STOCKHOLDER MATTERS AND ISSUER PURCHASES OF
              EQUITY SECURITIES...............................................32

    ITEM 6.   SELECTED FINANCIAL DATA.........................................34

                                       i

                                TABLE OF CONTENTS
                                -----------------
                                   (Continued)
    ITEM                                                                   PAGE
    ----                                                                   ----

    ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                  Comparison of Financial Results and Trends Between
                  2003 and 2002...............................................53
                  Comparison of Financial Results and Trends Between

    ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
              MARKET RISK (included with the content of ITEM 7)...............57

    ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................57

    ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE.............................57

    ITEM 9A.  CONTROLS AND PROCEDURES.........................................57

                                PART III

    ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..............58

    ITEM 11.  EXECUTIVE COMPENSATION..........................................58

    ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS..................58

    ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................58

    ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES..........................58

                                 PART IV

    ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
              REPORTS ON FORM 8-K.............................................59

                                       ii

                                     PART I

         When we use the terms "St. Mary," "we," "us" or "our," we are referring to St. Mary Land & Exploration Company and its subsidiaries, unless the context otherwise requires. We have included technical terms important to an understanding of our business under "Glossary". Throughout this document we make statements that are classified as "forward-looking". Please refer to the
"Cautionary Statement about Forward-Looking Statements" section of this document for an explanation of these types of statements.

ITEM 1.       BUSINESS

Background

         We are an independent oil and gas company engaged in the exploration, exploitation, development, acquisition and production of natural gas and crude oil. We were founded in 1908 and incorporated in Delaware in 1915. Our primary objective is to invest in oil and gas producing assets that result in a superior return on equity while preserving underlying capital, resulting in a return on equity to stockholders that reflects capital appreciation as well as the payment of cash dividends. Our operations are focused in the following five core operating areas in the United States:

         o  the Mid-Continent region in Oklahoma and northern Texas, primarily in the Anadarko and Arkoma basins, with significant activity in the
            Northeast Mayfield field in Beckham County, Oklahoma;

         o  the ArkLaTex region that spans northern Louisiana and portions of
            Arkansas, Mississippi and eastern Texas, with the most recent activity in the James Lime Horizontal trend;

         o  the Gulf Coast region, including the Judge Digby field and our fee property in St. Mary Parish, Louisiana;

         o  the Rocky Mountain region consisting of the Williston Basin in eastern Montana and western North Dakota and the Powder River,
            Green River and Wind River basins in Wyoming. The most recent activity in the Rockies includes the dolomite formations under the Bakken Shale; continued exploration in the Red River
            formation, most recently in the Ridgelawn field; and our
            initiation of the development of coalbed methane reserves in the
            Hanging Woman Basin; and

         o  the Permian Basin in eastern New Mexico and western Texas.

         As of December 31, 2003, we had estimated proved reserves of approximately 47.8 MMBbl of oil and 307.0 Bcf of natural gas, or a total of
593.7 BCFE, 89 percent of which were proved developed and 52 percent of which were natural gas, with a PV-10 value of $1.3 billion. This represents a 21 percent increase in reserve volumes and a 55 percent increase in PV-10 value from a year earlier. For the year ended December 31, 2003, we produced 76.9 BCFE representing average daily production of 210.7 MMCFE per day, a 40 percent increase over 2002.

         We focus our resources in selected domestic basins where we believe our expertise in geology, geophysics and drilling and completion techniques provides us with competitive advantages. We have assembled a balanced program of low-to-medium-risk development and exploitation projects to provide the foundation for steady growth, including a non-conventional gas play in the Rocky
Mountain region. In 2003, we spent $146.5 million in capital expenditures related to drilling activities, $77.4 million on acquisition of oil and gas properties and $7.5 million on acquisition of leasehold.

         We measure and rank our investment decisions based on their risk-adjusted estimated internal rate of return and return on investment. When we issue stock for the acquisition of properties or a corporate entity we base our investment decision on the transaction's impact on net asset value per share.

         In the past, we have sold selected assets when we believed attractive prices were available, and we will continue to evaluate such opportunities in the future. For example, in 2003 we sold certain oil and gas properties for total proceeds of approximately $23.5 million, resulting in a gain for financial reporting purposes of $7.3 million.

         We seek to develop our existing property base and acquire acreage with additional potential in our core areas. From January 1, 2001, through December
31, 2003, we participated in the drilling or recompletion of 691 gross wells with an average success rate of 83 percent. During that same period we added estimated proved reserves of 483.5 BCFE at an average finding cost of $1.27 per
MCFE. Our average annual production replacement was 260 percent during this three-year period, and our production has grown from an average daily rate of
148.2 MMCFE per day in 2001 to 210.7 MMCFE per day in 2003.

         As of December 31, 2003, we had an acreage position of 2,004,749 gross
(1,086,367 net) acres of which 1,284,367 gross (806,326 net) acres were undeveloped. Our current leasehold position represents a 75 percent increase on a gross acre basis and a 100 percent increase on a net acre basis over 2002. In addition to this acreage position, we have 24,914 net acres of fee properties in the highly prolific St. Mary Parish of Louisiana and mineral servitudes representing 14,296 gross (9,534 net) acres in Louisiana.

         For 2004 we have budgeted capital expenditures of $173.4 million for ongoing development, exploitation and exploration programs in our core operating areas and $100.0 million for the acquisition of oil and gas properties.

         Our principal offices are located at 1776 Lincoln Street, Suite 700,
Denver, Colorado 80203, and our telephone number is (303) 861-8140.

Business Strategy

         Our objective is to build stockholder value through consistent economic growth in reserves and production that increase net asset value and earnings per share. The principal elements of our strategy are as follows:

         o  Maintain Focused Geographic Operations. We focus on exploration, development and acquisition activities in five core operating areas where we have built a balanced portfolio of proved reserves, development drilling opportunities, leasehold and non-conventional gas prospects. We believe that our increased leasehold position is a strategic asset. Our senior technical managers, each possessing over
            20 years of experience, head up regional technical offices supported by centralized administration from our Denver office. We believe that our long-standing presence, our established networks of local industry relationships and our acreage holdings in our core operating areas provide us with a competitive advantage. We believe these strengths and our organizational structure will allow us to continue to expand our operations without the need to
            proportionately increase the number of our employees.

         o  Continue Exploitation and Development of Existing Properties. We use
            our comprehensive base of geological, geophysical, engineering and production experience in each of our core operating areas to source prospects for our ongoing low-to-medium-risk development and exploitation programs. We conduct detailed geologic studies and use an array of technologies and tools including 2-D and 3-D seismic imaging, hydraulic fracturing and reservoir stimulation techniques, secondary recovery and specialized logging tools to enhance the potential of our existing properties. In 2003 we participated in the drilling or recompletion of 254 gross wells with an 83 percent success rate.

         o  Make Selective Acquisitions. We seek to make selective niche acquisitions of oil and gas properties that complement our existing operations, offer economies of scale and provide further
            development, exploitation and exploration opportunities based on proprietary geologic concepts. We believe that the focus on relatively smaller negotiated transactions where we have specialized geologic knowledge or operating experience has enabled us to acquire attractively priced and under-exploited properties. In addition, we will pursue corporate acquisitions that we believe will be accretive and are capable of being integrated into the Company. Examples of this type of acquisition include our 1999 Nance Petroleum
            Corporation and King Ranch Energy, Inc. acquisitions, both of which were accomplished with the issuance of our common stock. A more recent example is the January 2003 acquisition of oil and gas properties from Flying J. Although this transaction was not a corporate acquisition, we used a combination of restricted stock, a loan to Flying J and options on our stock. We have budgeted $100 million for acquisitions in 2004.

         o  Control Operations. We believe it is important to control geologic and operational decisions as well as the timing of those decisions.
            As of December 31, 2003, we operated 70 percent of our properties on a reserve volume basis and 66 percent on a PV-10 value basis. We are the operator of properties representing approximately 75 percent of our 2004 capital budget.

         o  Maintain Financial Flexibility. Conservative use of financial leverage has long been a critical element of our strategy. We believe that maintaining a strong balance sheet is a significant competitive advantage that enables us to pursue acquisition and other opportunities, especially in weaker price environments. It also provides us with the financial resources to weather periods of volatile commodity prices or escalating costs. Our debt to total capitalization ratio was less than 20 percent at the end of December
            2003.

Significant Developments Since December 31, 2002

         o  2003 Acquisition of Oil and Gas Properties from Flying J. In January
            2003 St. Mary acquired oil and gas properties in our Rocky Mountain region from Flying J Oil & Gas Inc. and Big West Oil & Gas
            Inc. (collectively "Flying J"). This acquisition included properties located in the Williston, Powder River, Wind River and Green River
            basins with 91.4 BCFE of proved reserves as of the acquisition date and significant undeveloped leasehold acreage. During 2003 we produced 2,631 MMcf of gas and 778 MBbl of oil from the properties acquired from Flying J. As part of the transaction, we issued
            3,380,818 shares of restricted common stock, subject to a put and call option agreement. In addition, we made a nonrecourse loan to
            Flying J of $71.6 million, which was secured by a pledge of the shares issued. This transaction was valued for financial reporting purposes as an acquisition of oil and gas properties in exchange for
            $71.6 million in cash and a net option valued at $1.0 million. As discussed below, in February 2004 we repurchased the shares and
            Flying J repaid the loan.

         o  Increase in 2003 Year-End Reserves. Proved reserves increased 21 percent to 593.7 BCFE at December 31, 2003, from 490.8 BCFE at
            December 31, 2002. We added 113.0 BCFE through acquisitions, primarily in the Rocky Mountain region, and 91.3 BCFE from drilling activities. There were net upward revisions of previous reserves totaling 21.0 BCFE. This upward revision was the result of a 6.7
            BCFE increase from price and a 14.3 BCFE increase from performance.
            The 21 percent increase in reserves over last year is net of current year sales of oil and gas properties with 45.6 BCFE of reserves.

         o  Mid-Continent Drilling Results. The majority of the reserve additions from drilling came from our Mid-Continent region and were primarily attributable to activity in the Northeast Mayfield area.
            This drilling activity is in the Atoka and Upper Morrow / Springer formations.

         o  Revolving Credit Agreement. In January 2003 we entered into a new long-term revolving credit agreement with nine banks. The facility has a maximum loan amount of $300 million and is subject to periodic borrowing base calculations. As of the end of 2003, our borrowing base is $275 million and we have elected a loan commitment amount of
            $150 million. The maturity date of the facility is January 27, 2006.
            Borrowings under the facility were $11.0 million as of December 31,
            2003.

         o  Coal Bed Methane Project. In December 2003, we announced that we are proceeding with the development of coalbed methane reserves in the
            Hanging Woman Basin located in the northern part of the Powder River
            Basin along the border between Montana and Wyoming. We have approximately 139,000 net lease acres in total. Our development will initially concentrate on approximately 65,000 net acres in Wyoming.
            We have estimated probable reserves associated with this
            development, but we have not recorded any proved reserves through
            December 31, 2003.

         o  Repurchase of Shares from Flying J. In February 2004, we repurchased the 3,380,818 restricted shares of our common stock held by Flying J for $91.0 million. In connection with this transaction, Flying J completely repaid our $71.6 million loan to them. The $19.4 million net cash outlay for the share repurchase was funded from our existing cash balances and borrowings under our bank credit facility.

Major Customers

         During 2003 sales to BP America Production Company accounted for 13.6 percent, sales to Midcoast Energy accounted for 13.1 percent and sales to Tesoro
Refining and Marketing accounted for 11.4 percent of our total oil and gas production revenue. During 2002 there were no sales to individual customers that accounted for more than 10 percent of our total oil and gas production revenue.
During 2001 sales to Transok Gas Company accounted for 12.0 percent and sales to
BP Amoco accounted for 11.3 percent of our total oil and gas production revenue.

Employees and Office Space

         As of December 31, 2003, we had 226 full-time employees. None of our employees are subject to a collective bargaining agreement, and we consider our relations with our employees to be good. We lease approximately 47,395 square feet of office space in Denver, Colorado for our executive and administrative offices, of which 9,479 square feet is subleased. We also lease approximately
17,318 square feet of office space in Tulsa, Oklahoma; approximately 11,740 square feet in Shreveport, Louisiana; approximately 7,500 square feet in
Lafayette, Louisiana; and approximately 22,160 square feet in Billings, Montana.

         As of March 1, 2004, our Lafayette, Louisiana office will relocate to
Houston, Texas. The Lafayette lease expires on November 30, 2004, and we plan to continue making lease payments through the term of the lease. We will lease approximately 11,015 square feet in Houston.

Title to Properties

         Substantially all of our working interests are held pursuant to leases from third parties. A title opinion is usually obtained prior to the commencement of drilling operations on properties. We have obtained title opinions or conducted a thorough title review on substantially all of our producing properties and believe that we have satisfactory title to such properties in accordance with standards generally accepted in the oil and gas industry. The majority of the value of our properties is subject to a mortgage under our credit facility, customary royalty interests, liens for current taxes, and other burdens that we believe do not materially interfere with the use of or affect the value of such properties. We perform only a minimal title investigation before acquiring undeveloped properties.

Seasonality

         Generally, but not always, the demand and price levels for natural gas increase during the colder winter months and decrease during the warmer summer months. Seasonal anomalies such as mild winters sometimes lessen this fluctuation. In addition, pipelines, utilities, local distribution companies and industrial users utilize natural gas storage facilities and purchase some of their anticipated winter requirements during the summer, which can lessen seasonal demand fluctuations.

Competition

         The oil and gas industry is intensely competitive. This is particularly so in the acquisition of prospective oil and natural gas properties and oil and gas reserves. The foundation for a strong drilling program is our leasehold position. Our competitive position depends on our geological, geophysical and engineering expertise, our financial resources, and our ability to select, acquire and develop proved reserves. We believe that the locations of our leasehold acreage, our exploration, drilling and production capabilities and the experience of our management and that of our industry partners generally enable us to compete effectively in our core operating areas. However, we compete with a substantial number of major and independent oil and gas companies that have larger technical staffs and greater financial and operational resources than we
do. Many of these companies not only engage in the acquisition, exploration, development and production of oil and natural gas reserves, but also have refining operations, market refined products and generate electricity. We also compete with other oil and natural gas companies in attempting to secure drilling rigs and other equipment necessary for drilling and completion of wells. Consequently, drilling equipment may be in short supply from time to time.

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

         Energy Regulations. Our sales of natural gas are affected by the availability, terms and cost of transportation. The price and terms of access to pipeline transportation are subject to extensive federal and state regulation.

From 1985 to the present, several major regulatory changes have been implemented by Congress and the Federal Energy Regulatory Commission that affect the economics of natural gas production, transportation and sales. In addition, the
FERC is continually proposing and implementing new rules and regulations affecting those segments of the natural gas industry that remain subject to the
FERC's jurisdiction, most notably interstate natural gas transmission companies.
These initiatives may also affect the intrastate transportation of gas under certain circumstances. The stated purpose of many of these regulatory changes is to promote competition among the various sectors of the natural gas industry.

         The ultimate impact of the complex rules and regulations issued by the
FERC since 1985 cannot be predicted. In addition, many aspects of these regulatory developments have not become final but are still pending judicial and final FERC decisions. Regulations implemented by the FERC in recent years could result in an increase in the cost of transportation service on certain petroleum product pipelines. In addition, some of the FERC's more recent proposals may, however, adversely affect the availability and reliability of interruptible transportation service on interstate pipelines. Additional proposals and proceedings that might affect the natural gas industry are pending before
Congress and the courts. The natural gas industry historically has been very heavily regulated, and there is no assurance that the less stringent regulatory approach recently pursued by the FERC and Congress will continue. We do not believe that we will be affected by any action taken that differs materially from other natural gas producers and marketers with whom we compete.

         Certain operations we conduct involve federal minerals that the
Minerals Management Service administers. The MMS issues leases covering such lands through competitive bidding. These leases contain relatively standardized terms and require compliance with federal laws and detailed MMS regulations. For offshore operations, lessees must obtain MMS approval for exploration plans and development and production plans prior to the commencement of such operations.
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

         o  safety procedures;

         o  flaring of production;

         o  plugging and abandonment of Outer Continental Shelf wells;

         o  calculation of royalty payments and the valuation of production for this purpose; and

         o  removal of facilities.

         To cover the various obligations of lessees on the OCS, the MMS generally requires that lessees post substantial bonds or other acceptable assurances that such obligations will be met. The cost of such bonds or other surety can be substantial, and we may not be able to continue to obtain bonds or other surety in all cases. Under certain circumstances the MMS may require our operations on federal leases to be suspended or terminated.

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

         Our anticipated coalbed methane gas production from the Hanging Woman
Basin will be similar to our traditional natural gas production as to the physical producing facilities and the product produced. However, the subsurface mechanisms that allow the gas to move to the wellbore and the producing characteristics of coalbed methane wells are very different from traditional natural gas production. Unlike conventional gas wells, which require a porous and permeable reservoir, hydrocarbon migration and a natural structural and/or stratigraphic trap, the coalbed methane gas is trapped in the molecular structure of the coal itself until released by pressure changes resulting from the removal of in situ water. Frequently, coalbeds are partly or completely saturated with water. As the water is removed, internal pressures on the coal are decreased, allowing the gas to desorb from the coal and flow to the wellbore. Unlike traditional gas wells, new coalbed methane wells often produce water for several months and then, as the water production decreases, natural gas production increases as the coal seams de-water.

         Coalbed methane gas production in the Hanging Woman Basin requires state permits for the use of well-site pits and evaporation ponds for the disposal of produced water. Groundwater produced from the coal seams can generally be discharged into arroyos, surface waters, well-site pits and evaporation ponds without a permit if it does not exceed surface discharge permit levels, and meets state and federal primary drinking water standards. All of these disposal options require an extensive third-party water sampling and laboratory analysis program to ensure compliance with state permit standards.
Where water of lesser quality is involved or the wells produce water in excess of the applicable volumetric permit limits, additional disposal wells would have to be drilled to re-inject the produced water back into deep underground rock formations.

         Environmental Regulations. Our operations are subject to numerous existing federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations may require that permits be obtained before drilling commences, restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities, and limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas. As a result, these laws and regulations may substantially increase the costs of exploring, developing or producing oil and gas and may prevent or delay the commencement or continuation of a project. In addition, these laws and regulations may impose substantial clean-up, remediation and other obligations in the event of any discharges or emissions in violation of such laws and regulations.

         To date we have not experienced any material adverse effect on our financial condition or results of operations from obligations under environmental laws and regulations. We believe that we are in substantial compliance with currently applicable environmental laws and regulations and that continued compliance with existing requirements would not have a material adverse impact on us.

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

         These external factors and the volatile nature of the energy markets make it difficult to estimate future prices of oil and natural gas. Declines in oil and gas prices would reduce our revenue and could also reduce the amount of oil and gas that we can produce economically and, as a result, could have a material adverse effect on our financial condition, results of operations and reserves. Further, oil and gas prices do not necessarily move in tandem. Since approximately 52 percent of our proved reserves were natural gas reserves as of
December 31, 2003, our financial results are slightly more affected by changes in natural gas prices.

Our future success depends on our ability to replace reserves.

         Our future success depends on our ability to find, develop and acquire oil and gas reserves that are economically recoverable. As of December 31, 2003, our proved reserves would last approximately 7.7 years if produced constantly at the 2003 rate of production. However, our properties do not produce at a constant rate but rather at a declining rate over time. In order to maintain current production rates we must locate and develop or acquire new oil and gas reserves to replace those being depleted by production. We may do this even during periods of low oil and gas prices. Without successful exploration or acquisition activities, our reserves, production and revenues will decline rapidly. In addition, approximately 11 percent of our total estimated proved reserves as of December 31, 2003 were undeveloped. By their nature, undeveloped reserves are less certain. Recovery of such reserves requires significant capital expenditures and successful drilling operations. We may not be able to find and develop or acquire sufficient additional reserves at an acceptable cost.

Our producing property acquisitions carry significant risks.

         Our recent growth is due in part to, and our growth strategy relies in part on, the economic acquisition of producing properties. Successful acquisitions require an assessment of a number of factors beyond our control.
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

         In connection with our acquisitions, we may not be entitled to contractual indemnification for preclosing liabilities, including environmental liabilities. Normally, we acquire interests in properties on an "as is" basis with limited remedies for breaches of representations and warranties. In addition, competition for producing oil and gas properties is intense and many of our competitors have financial and other resources substantially greater than those available to us. Therefore, we may not be able to acquire oil and gas properties that contain economically recoverable reserves or we may not be able to acquire such properties at acceptable prices.

         Additionally, significant acquisitions can change the nature of our operations and business depending upon the character of the acquired properties, which may have substantially different operating and geological characteristics or be in different geographic locations than our existing properties. While it is our current intention to continue to concentrate on acquiring properties with development, exploitation and exploration potential located in our five core operating areas, we may in the future decide to pursue acquisitions of properties located in other geographic regions. To the extent that such acquired properties are substantially different than our existing properties, our ability to efficiently realize the expected economic benefits of such transactions may be limited.

We may not be able to successfully integrate future property or corporate acquisitions.

         We seek to make selective niche acquisitions of oil and gas properties, and we will pursue corporate acquisitions that we believe will be accretive.
However, integrating acquired properties and businesses involves a number of special risks. These risks include the possibility that management may be distracted from normal business concerns by the need to integrate operations and systems and in retaining and assimilating additional employees. Any of these or other similar risks could lead to potentially adverse short-term or long-term effects on our operating results. We may not be able to obtain adequate funds for future property or corporate acquisitions, successfully integrate our future property or corporate acquisitions or we may not realize any of the anticipated benefits of the acquisitions.

Substantial capital is required to replace and grow reserves.

         We make, and will continue to make, substantial expenditures to find, acquire, develop and produce oil and natural gas reserves. Our capital expenditures for oil and gas properties were $231.4 million for 2003 and $193.0 million during 2002. We have budgeted total capital expenditures of $273.4 million in 2004. With the cash provided by operating activities and borrowings under our credit facility, we believe we will have sufficient cash to fund budgeted capital expenditures in 2004. If additional development or attractive acquisition opportunities arise, we may consider other forms of financing, including the public offering or private placement of equity or debt securities.
However, if oil and gas prices decrease or we encounter operating difficulties that result in our cash flow from operations being less than expected, we may have to reduce the capital we can spend in future years unless we raise additional funds through debt or equity financing. Debt or equity financing, cash generated by operations or borrowing capacity may not be available to us in sufficient amounts or on acceptable terms to meet these requirements.

         o  Future cash flows and the availability of financing will be subject to a number of variables, such as:

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

We could incur substantial additional loans, which could negatively impact our financial condition, results of operations and business prospects.

         As of December 31, 2003, we had approximately $111.0 million in outstanding loans, including $100.0 million outstanding under our 5.75% Senior
Convertible Notes due 2022. Our level of debt could have important consequences on our operations, including:

         o  making it more difficult for us to satisfy our debt obligations and, if we fail to comply with the requirements of any of our debt obligations, possibly resulting in an event of default;

         o  requiring us to dedicate a substantial portion of our cash flow from operations to required payments on debt, thereby reducing the availability of cash flow for working capital, capital
            expenditures and other general business activities;

         o  limiting our ability to obtain additional financing in the future for working capital, capital expenditures and other general business activities;

         o  limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

         o  detracting from our ability to withstand successfully a downturn in our business or the economy generally; and

         o  placing us at a competitive disadvantage against other less leveraged competitors.

The occurrence of any one of these events could have a material adverse effect on our business, financial condition, results of operations and business prospects.

         The indenture for our Convertible Notes does not limit our ability to incur additional debt. We may therefore incur additional debt, including secured debt under our bank credit facility or otherwise, in order to make future acquisitions or to develop our properties. A higher level of debt increases the risk that we may default on our debt obligations. We may not be able to generate sufficient cash flow to pay the interest on our debt, and future working capital, borrowings or equity financing may not be available to pay or refinance such debt.

         In addition, our credit facility borrowing base is subject to periodic borrowing base redeterminations. We could be forced to repay a portion of our bank borrowings due to redeterminations of our borrowing base. We may not have sufficient funds to make such repayments. If we do not have sufficient funds and are otherwise unable to negotiate renewals of our borrowing or arrange new financing, we may have to sell significant assets. Any such sale could have a material adverse effect on our business and financial results.

We may not be able to obtain bank credit facility borrowing base redeterminations that adequately meet our anticipated financing needs.

         Our long-term revolving credit facility with a group of banks has a maximum loan amount of $300 million. The amount actually available from time to time depends on a borrowing base that the lenders periodically redetermine based on the value of our oil and gas properties and other assets. In October 2003 the banks conducted their normal semi-annual borrowing base redetermination that resulted in a borrowing base of $275 million. Since we pay commitment fees based on the unused portion of the borrowing base, we elected to retain a total loan commitment amount under the facility of $150 million to correspond with our projected funding requirements.

         Our next borrowing base redetermination is scheduled to occur by the end of April 2004. The banks may not agree to a borrowing base redetermination that is adequate for our financing needs at that time.

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

         We follow the successful efforts accounting method. All property acquisition costs and costs of exploratory and development wells are capitalized when incurred, pending the determination of whether proved reserves have been discovered. If proved reserves are not discovered with an exploratory well, the costs of drilling the well are expensed. All geological and geophysical costs on exploratory prospects are expensed as incurred. The capitalized costs of our oil and gas properties, on a field-by-field basis, may not exceed the estimated future net cash flows of that field. If capitalized costs exceed future net revenues we write down the costs of each such field to our estimate of fair market value. Unproved properties are evaluated at the lower of cost or fair market value. This type of charge will not affect our cash flow from operating activities, but it will reduce the book value of our stockholders' equity. We review the carrying value of our properties quarterly, based on prices in effect as of the end of each quarter or as of the time of reporting our results. Once incurred, a writedown of oil and gas properties is not reversible at a later date even if oil or gas prices increase. St. Mary incurred impairment and abandonment charges on proved and unproved properties of $4.0 million, $2.4 million and $4.7 million in 2003, 2002 and 2001, respectively.

Estimates of oil and gas reserves are not precise.

         This report and other SEC filings by us contain estimates of our proved oil and gas reserves and the estimated future net revenues from those reserves.
Actual results will likely vary from amounts estimated, and any significant negative variance could have a material adverse effect on our future results of operations.

         Reserve estimates are based on various assumptions, including assumptions required by the SEC relating to oil and gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The process of estimating reserves is complex. This process requires significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir. Therefore, these estimates are not precise. However, the likelihood of recovery of these reserves is considered more likely than not.

         Actual future production, oil and gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and gas reserves will most likely vary from those estimated. Any significant variance could materially affect the estimated quantities and present value of reserves disclosed by us. In addition, we may adjust estimates of proved reserves to reflect production history, results of exploration and development, prevailing oil and gas prices and other factors, many of which are beyond our control.

         As of December 31, 2003, approximately 11 percent of our estimated proved reserves were proved undeveloped. Estimation of proved undeveloped reserves and proved developed non-producing reserves is nearly always based on volumetric calculations rather than the performance data used to estimate producing reserves. Recovery of proved undeveloped reserves requires significant capital expenditures and successful drilling operations. Production revenues from proved non-producing reserves will not be realized until some time in the future. The reserve data assumes that we will make significant capital expenditures to develop our reserves. Although we have prepared estimates of our reserves and the costs associated with these reserves in accordance with industry standards, these estimated costs may not be accurate, development may not occur as scheduled and actual results may not be as estimated.

         You should not construe the present value of future net reserves, or
PV-10, as the current market value of the estimated oil and natural gas reserves attributable to our properties. Management has based the estimated discounted future net cash flows from proved reserves on prices and costs as of the date of the estimate, in accordance with applicable regulations, whereas actual future prices and costs may be materially higher or lower. For example, values of our reserves as of December 31, 2003, were estimated using a calculated weighted average sales price of $31.01 per barrel of oil (NYMEX) and $5.70 per Mcf of gas
(Gulf Coast spot price), after adjustment for transportation, quality and basis differentials. During 2003 our monthly average realized gas prices were as high as $9.28 per Mcf and as low as $4.49 per Mcf. For the same period our monthly average realized oil prices were as high as $35.73 per Bbl and as low as $28.07 per Bbl. Many factors will affect actual future net cash flows, including:

         o  the amount and timing of actual production,

         o  supply and demand for oil and natural gas,

         o  curtailments or increases in consumption by oil and natural gas purchasers, and

         o  changes in governmental regulations or taxation.

         The timing of the production of oil and natural gas properties and of the related expenses affects the timing of actual future net cash flows from proved reserves and thus their actual present value. In addition, the 10 percent discount factor, which we are required to use to calculate PV-10 for reporting purposes, is not necessarily the most appropriate discount factor given actual interest rates and risks to which our business or the oil and natural gas industry in general are subject. As a result, our actual future net cash flows could be materially different from the estimates included in this report.

Our industry is highly competitive.

         Major oil companies, independent producers, and institutional and individual investors are actively seeking oil and gas properties throughout the world, along with the equipment, labor and materials required to operate properties. Shortages for equipment, labor or materials may result in increased costs or the inability to obtain such resources as needed. Many of our competitors have financial and technological resources vastly exceeding those available to us. Many oil and gas properties are sold in a competitive bidding process in which we may lack technological information or expertise available to other bidders. We may not be successful in acquiring and developing profitable properties in the face of this competition.

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

         The wells we drill may not be productive and we may not recover all or any portion of our investment in such wells. The seismic data and other technologies we use do not allow us to know conclusively prior to drilling a well that oil or gas is present or may be produced economically. The cost of drilling, completing and operating a well is often uncertain, and cost factors can adversely affect the economics of a project. Drilling activities can result in dry wells or wells that are productive but do not produce sufficient net revenues after operating and other costs to cover initial drilling costs.

         Our future drilling activities may not be successful, nor can we be sure that our overall drilling success rate or our drilling success rate for activity within a particular area will not decline. Unsuccessful drilling activities could have a material adverse effect on our results of operations and financial condition. Also, we may not be able to obtain any options or lease rights in potential drilling locations that we identify. Although we have identified numerous potential drilling locations, we may not be able to economically produce oil or natural gas from all of them.

Our business is subject to operating and environmental risks and hazards that could result in substantial losses.

         Oil and gas operations are subject to many risks, including well blowouts, craterings, explosions, uncontrollable flows of oil, natural gas or well fluids, fires, formations with abnormal pressures, pipeline ruptures or spills, pollution, releases of toxic gas and other environmental risks and hazards. If any of these types of events occurs, we could sustain substantial losses as a result of:

         o  personal injuries or loss of life;

         o  severe damage to or destruction of property, natural resources and equipment;

         o  pollution or other environmental damage due to spills or other discharges of hazardous materials;

         o  clean-up and remediation responsibilities and costs;

         o  regulatory investigations and penalties; and/or

         o  suspension of operations.

         Under certain limited circumstances we may be liable for environmental damage caused by previous owners or operators of properties that we own, lease or operate. As a result, we may incur substantial liabilities to third parties or governmental entities, which could reduce or eliminate funds available for exploration, development or acquisitions or cause us to incur losses.

         We maintain insurance against some, but not all, of these potential risks and losses. We have limited coverage for sudden environmental damages. We do not believe that insurance coverage for the full potential liability that could be caused by sudden environmental damages or insurance coverage for environmental damage that occurs over time is available at a reasonable cost. In addition, pollution and environmental risks generally are not fully insurable.
Further, we may elect not to obtain other insurance coverage under circumstances where we believe that the cost of available insurance is excessive relative to the risks presented. Accordingly, we may be subject to liability or may lose substantial portions of our properties in the event of environmental or other damages. If a significant accident or other event occurs and is not fully covered by insurance, it could have a material adverse effect on our financial condition and results of operations.

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

Our industry is heavily regulated.

         Federal, state and local authorities extensively regulate the oil and gas industry. Legislation and regulations affecting the industry are under constant review for amendment or expansion, raising the possibility of changes that may affect, among other things, the pricing or marketing of oil and gas production. Noncompliance with statutes and regulations may lead to substantial penalties, and the overall regulatory burden on the industry increases the cost of doing business and, in turn, decreases profitability. These authorities regulate various aspects of oil and gas drilling and production activities, including the drilling of wells (through permit and bonding requirements), the spacing of wells, the unitization or pooling of oil and gas properties, environmental matters, safety standards, the sharing of markets, production limitations, plugging and abandonment, and restoration. To cover the various obligations of leaseholders in federal waters, federal authorities generally require that leaseholders have substantial net worth or post bonds or other acceptable assurances that such obligations will be met. The cost of these bonds or other surety can be substantial, and we may not be able to obtain bonds or other surety in all cases. Under limited circumstances, federal authorities may require any of our operations on federal leases to be suspended or terminated.
Any such suspension or termination could materially adversely affect our financial condition and results of operations.

We must comply with complex environmental regulations.

         Our operations are subject to complex and constantly changing environmental laws and regulations adopted by federal, state and local governmental authorities where we are engaged in exploration or production operations. New laws or regulations, or changes to current requirements, could have a material adverse effect on our business. We will continue to be subject to uncertainty associated with new regulatory interpretations and inconsistent interpretations between state and federal agencies. We could face significant liabilities to the government and third parties for discharges of oil, natural gas or other pollutants into the air, soil or water, and we could have to spend substantial amounts on investigations, litigation and remediation. Existing environmental laws or regulations, as currently interpreted or enforced, or as they may be interpreted, enforced or altered in the future, may have a material adverse effect on our results of operations and financial condition. As a result, we may face material claims with respect to properties we own or have owned.

Our business depends on transportation facilities owned by others.

         The marketability of our oil and gas production depends in part on the availability, proximity and capacity of pipeline systems owned by third parties.
The unavailability of or lack of available capacity on these systems and facilities could result in the shutting-in of producing wells or the delay or discontinuance of development plans for properties. Although we have some contractual control over the transportation of our product, material changes in these business relationships could materially affect our operations. Federal and state regulation of oil and gas production and transportation, tax and energy policies, changes in supply and demand, pipeline pressures, damage to or destruction of pipelines and general economic conditions could adversely affect our ability to produce, gather and transport oil and natural gas.

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

Ownership of working interests, royalty interests and other interests by a director and some of our officers may create conflicts of interest.

         As a result of their prior employment with another company with which
St. Mary engaged in a number of transactions, Ronald D. Boone, a director of St.
Mary, and two vice presidents of St. Mary own royalty interests in a number of
St. Mary's properties, which were earned as part of the prior employer's employee benefit programs. Those persons have no royalty participation in any

St. Mary properties acquired or developed subsequent to the beginning of their employment with St. Mary.

         Mr. Boone also owns 25 percent of Princeton Resources LLC, which owns the oil and gas working interests that he acquired as a result of his prior employment. Although Mr. Boone does not manage this entity, he may participate in any investment decisions made by it.

         As a result of these transactions and relationships, conflicts of interest may exist between these persons and us. Although these persons owe fiduciary duties to our stockholders and to us, conflicts of interest may not always be resolved in our favor.

Risks Related to Our Common Stock

The price of our common stock may fluctuate significantly, which may result in losses for investors.

         The market price of our common stock has been volatile. From January 1,
2002, to February 20, 2004, the last daily sale price of our common stock reported by the New York Stock Exchange or the NASDAQ National Market ranged from a low of $18.75 per share to a high of $30.70 per share. We expect our stock to continue to be subject to fluctuations as a result of a variety of factors, including factors beyond our control. These include:

         o  changes in oil and natural gas prices;

         o  variations in quarterly drilling, recompletions, acquisitions and operating results;

         o  changes in financial estimates by securities analysts;

         o  changes in market valuations of comparable companies;

         o  additions or departures of key personnel; and

         o  future sales of our common stock.

         We may fail to meet expectations of our stockholders or of securities analysts at some time in the future, and our stock price could decline as a result.

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

         We have a stockholder rights plan that was adopted by our Board of
Directors in 1999. The plan is designed to enhance the board's ability to prevent an acquirer from depriving stockholders of the long-term value of their investment and to protect stockholders against attempts to acquire us by means of unfair or abusive takeover tactics. If the Board of Directors decides in accordance with its fiduciary obligations that the terms of a potential acquisition do not reflect the long-term value of St. Mary, the Board of

Directors could allow the holder of each outstanding share of our common stock other than those held by the potential acquirer to purchase one additional share of our common stock with a market value of twice the exercise price. This prospective dilution to a potential acquirer would make the acquisition impracticable unless the terms were improved to the satisfaction of the Board of
Directors. The existence of the plan may impede a takeover not supported by our board even though such takeover may be desired by a majority of our stockholders or may involve a premium over the prevailing stock price.

Our shares that are eligible for future sale may have an adverse effect on the price of our common stock.

         At February 20, 2004, we had 28,339,963 shares of common stock outstanding. Of the shares outstanding, approximately 27,156,818 shares were freely tradable without substantial restriction or the requirement of future registration under the Securities Act. Also as of that date, options to purchase
3,431,278 shares of our common stock were outstanding, of which 2,347,985 were exercisable. These options are exercisable at prices ranging from $9.25 to
$33.31 per share. Sales of substantial amounts of common stock, or a perception that such sales could occur, and the existence of options or warrants to purchase shares of commons stock at prices that may be below the then-current market price of the common stock could adversely affect the market price of the common stock and could impair our ability to raise capital through the sale of our equity securities.

A director and his extended family may be able to control us.

         Thomas E. Congdon, a director and our former Chairman of the Board, and members of his extended family owned approximately 14.4 percent of the outstanding shares of our common stock as of February 20, 2004. While no formal arrangements exist, these extended family members may be inclined to act in concert with Mr. Congdon on matters related to control of St. Mary, including for example the election of Directors or response to an unsolicited bid to acquire St. Mary. Accordingly, Mr. Congdon and his family may be able to control or influence matters presented to our Board of Directors and stockholders.

We may not always pay dividends on our common stock.

         The payment of future dividends remains in the discretion of the Board of Directors and will continue to depend on our earnings, capital requirements, financial condition and other factors. In addition, the payment of dividends is subject to covenants in our bank credit facility, including the requirement that we maintain certain levels of stockholder's equity. The Board of Directors may determine in the future to reduce the current annual dividend rate of $0.10 per share or discontinue the payment of dividends altogether. Our credit facility limits the annual per share dividend rate that we may pay to $0.20.

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

Available Information

         Our Internet website address is www.stmaryland.com. Through our website's financial information section we make available free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on
Form 8-K, and amendments to those reports filed with or furnished to the SEC under applicable securities laws. These materials are made available as soon as reasonably practical after we electronically file such material with, or furnish it to, the SEC.

         We also make available through our website's corporate governance section our corporate governance guidelines, code of business conduct and ethics, and the charters for our Board of Directors' audit committee, compensation committee, executive committee and nominating and corporate governance committee. These documents are also available in print to any stockholder who requests them. Requests for these documents may be submitted to:

                  St. Mary Land & Exploration Company
                  Investor Relations
                  1776 Lincoln Street, Suite 700
                  Denver, Colorado 80203
                  Telephone:  (303) 863-4322

         Information on our website is not incorporated by reference into this
Annual Report on Form 10-K and should not be considered part of this document.

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

Exploratory well. A well drilled to find and produce oil or gas in an unproved area, to find a new reservoir in a field previously found to be productive of oil or gas in another reservoir or to extend a known reservoir.

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

Net acres or net wells. The sum of our fractional working interests owned in gross acres or gross wells.

Net asset value per share. The result of the fair market value of total assets less total liabilities, divided by the total number of outstanding shares of common stock.

PV-10 value. The present value of estimated future gross revenue to be generated from the production of estimated net proved reserves, net of estimated production and future development costs, using prices and costs in effect as of the date indicated (unless such prices or costs are subject to change pursuant to contractual provisions), without giving effect to non-property related expenses such as general and administrative expenses, debt service and future income tax expenses or to depreciation, depletion and amortization, discounted using an annual discount rate of 10 percent.

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

Recompletion. The completion for production from an existing wellbore in another formation other than that in which the well has previously been completed.

Reserve life. Expressed in years, represents the estimated net proved reserves at a specified date divided by forecasted production for the preceding 12-month period.

Royalty. The share paid to the owner of mineral rights expressed as a percentage of gross income from oil and gas produced and sold unencumbered by expenses relating to the drilling, completing and operating of the affected well.

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

ITEM 2.       PROPERTIES

Operations

         St. Mary's exploration, development and acquisition activities are focused in five core operating areas: the Mid-Continent region; the Gulf Coast region; the ArkLaTex region; the Rocky Mountain region in Montana, North Dakota and Wyoming; and the Permian Basin region in West Texas and New Mexico.
Information concerning each of our major areas of operations, and summary of our estimated proved reserves as of December 31, 2003, is shown below.

                                   Estimated Proved Reserves
                     -------------------------------------------------------
                        Oil            Gas                  MMCFE                        PV-10 Value
                                                   -------------------------    ------------------------------
                       (MBbl)         (MMcf)         Amount         Percent       (In thousands)      Percent
                     -----------    -----------    -----------    ----------    -----------------    ---------

Mid-Continent            1,090        145,611        152,148          26%       $     405,304            32%
Rocky Mountain          37,730         63,752        290,133          49%             514,134            40%
ArkLaTex                 1,299         60,032         67,826          11%             155,944            12%
Gulf Coast                 328         31,096         33,065           5%             112,426             9%
Permian Basin            7,340          6,533         50,572           9%              90,358             7%
                     -----------    -----------    -----------    ----------    -----------------    ---------
  Total                 47,787        307,024        593,744         100%       $   1,278,166           100%
                     ===========    ===========    ===========    ==========    =================    =========

         Mid-Continent Region. Since 1973 St. Mary has been active in the
Mid-Continent region. Operations there are managed by our 35-person Tulsa,
Oklahoma office. We have ongoing exploration and development programs in the
Anadarko and Arkoma basins of Oklahoma and Texas. The Mid-Continent region accounts for 26 percent of our estimated proved reserves as of December 31,
2003, or 152.1 BCFE, 85 percent of which were proved developed and 96 percent of which were natural gas. In 2003 our capital expenditures in the Mid-Continent were $72.2 million. We participated in drilling 77 gross wells in this region in
2003, 90 percent of which were completed as producers. We operated 39 of these drilling projects. In addition, we participated in 10 gross recompletions with the same 90 percent success rate.

         St. Mary's development and exploration budget in the Mid-Continent region for 2004 totals $59.5 million. We plan to operate 31 drilling wells in the Mid-Continent region during 2004 and to utilize five to seven drilling rigs throughout the year. Our 2004 budget also reflects participation in an additional 16 wells to be operated by other entities.

         Anadarko Basin. Our long history of operations and proprietary geologic knowledge enables us to sustain economic development and exploration programs despite periods of adverse industry conditions. We apply state of the art technology in hydraulic fracturing and innovative well completion techniques to accelerate production and associated cash flow from the region's tight gas reservoirs. We also continue to benefit from the continuing consolidation of operators in the basin as we pursue attractive opportunities to acquire properties.

         Approximately 77 percent of our 2004 Mid-Continent capital budget is allocated to deeper, higher-potential wells in the Morrow/Springer formations as well as the Atoka formations at the Northeast Mayfield Field in Beckham County,
Oklahoma on the southern edge of the Anadarko Basin. The remaining 23 percent of the drilling activities for 2004 will be focused on low-to-medium-risk development in the Cromwell, Granite Wash, Osborne, Red Fork and Spiro
formations.

         The Northeast Mayfield prospect is the largest concentration of our reserves. This field represents approximately 39 BCFE or seven percent of our proved reserves and $123.5 million, or approximately 10 percent of our total
PV-10 value. Our average working interest in this field is 25 percent, and we have an interest in approximately 48 gross wells of which we operate 38 percent.

         Other significant fields in the Mid-Continent region are the Centrahoma field located in Coal County, Oklahoma in the Arkoma Basin and the Elk City
field in Beckham County, Oklahoma. Centrahoma represents three percent of total proved reserves and $41.4 million or three percent of total PV-10 value, and Elk
City represents two percent of total proved reserves and $36.0 million of PV-10 value. Here we operate 86 percent and 16 percent of the wells in the respective fields and have an average working interest of approximately 72 percent and 14 percent, respectively.

         Rocky Mountain Region. Nance Petroleum Corporation, a wholly owned subsidiary of St. Mary, has conducted operations in the Williston Basin in eastern Montana and western North Dakota on our behalf since 1991. This area has expanded into the Green River and Wind River basins with properties acquired from Choctaw and Flying J and into the Hanging Woman Basin with our coal-bed methane project. The acquisition of the Flying J properties added approximately
92.0 BCFE of reserves to the Company as of the acquisition date. In total, the
Rocky Mountain region accounted for 49 percent of our estimated proved reserves as of December 31, 2003, or 290.1 BCFE, 95 percent of which were proved developed and 78 percent of which were oil.

         Our office in Billings, Montana includes a 58-person staff. A significant portion of the exploration and development in the Rocky Mountain region is based on the interpretation of 3-D seismic data. We have successfully used 3-D seismic imaging to delineate structure and porosity development in the
Red River formation.

         St. Mary spent $100.3 million on exploration, development and acquisitions in the Williston Basin in 2003. The acquisition of the Flying J properties comprised $68.7 million of our total property acquisitions for the
Company. As of the end of 2003, the Flying J properties were producing 2,112 barrels of oil and 7,362 Mcf of gas on a daily basis. In total, the incremental production from the Flying J acquisition in 2003 was 7.3 BCFE.

         Our capital budget for the Rocky Mountain region is approximately $63.9 million in 2004. This increase is a result of the increased development of the dolomite portion of the Bakken formation and $12.2 million is dedicated to the development of our coalbed methane project at Hanging Woman Basin. In 2004 we plan to drill 26 conventional operated wells with working interests ranging from
25 percent to 100 percent, with nine of these wells having a working interest greater than 90 percent. We also plan to drill 112 wells in our coalbed methane project at Hanging Woman Basin, all of which we will operate. We will operate projects representing approximately $43.4 million of the total Rocky Mountain budget.

         The concentration of our fields is less significant in the Rocky
Mountains. The total of the Rough Rider, the Bainville North, Brush Lake and
Standard Draw fields represent approximately 47.9 BCFE (7.9 MBOE) or eight percent of our total proved reserves. The PV-10 value represented by these four fields is $90.4 million, approximately 7 percent of our total reserves. Our average working interest varies from a low of 27 percent in the Standard Draw field to a high of 98 percent in the Brush Lake field.

         ArkLaTex Region. Our 18-person office in Shreveport, Louisiana manages
St. Mary's operations in the ArkLaTex region. The ArkLaTex region accounts for
11 percent of our estimated proved reserves as of December 31, 2003, or 67.8
BCFE; 80 percent of which were proved developed and 89 percent of which were natural gas. In 1992, we acquired oil and gas properties and rights to over
6,000 square miles of proprietary 2-D seismic data in the region. Much of the
Shreveport office's successful exploration and development programs have derived from niche acquisitions. These acquisitions have provided access to strategic holdings of undeveloped acreage and proprietary packages of geologic and seismic data, resulting in an active program of additional development and exploration.

         Our holdings in the ArkLaTex region are comprised of interests in approximately 346 producing gross wells, including 104 wells operated by us;
interests in leases totaling approximately 76,400 gross acres; and mineral servitudes totaling approximately 14,300 gross acres. The development of the
Huxley field in Shelby County, Texas was the focus of the 2003 activity for the region. This field represents 14.6 BCFE or two percent of the total reserves for the Company. The PV-10 value attributable to the Huxley field is $41.4 million.
The Box Church Field located in Limestone County, Texas represents three percent of our proved reserves and two percent of PV-10 value and continues to be a highly profitable area for St. Mary. Production from the Box Church Field in
2003 was 1.3 BCFE.

         In 2004 we will continue to focus on the search for new opportunities and potential analog fields in which to apply our proprietary geologic models and production techniques. We anticipate participating in 41 gross wells in the
ArkLaTex region and will operate 24 of those drilling projects. The total capital expenditures budgeted for the region in 2004 is $21.6 million and will include drilling in the Spider prospect and a mix of exploratory and development programs throughout our prospect inventory.

         Gulf Coast Region. St. Mary's presence in south Louisiana dates to the early 1900's when our founders acquired a franchise property in St. Mary Parish on the shoreline of the Gulf of Mexico. These 24,914 acres of fee lands yielded
$4.6 million of gross oil and gas royalty revenue in 2003. Our Gulf Coast region presence increased significantly in 1999 with the acquisition of King Ranch
Energy. The Gulf Coast region accounts for six percent of our estimated proved reserves as of December 31, 2003, or 33.1 BCFE, 94 percent of which were proved developed and 31.1 BCF of which were natural gas.

         Our team based in Houston, Texas manages St. Mary's diverse activities in our Gulf Coast and Permian Basin regions. Moving the Gulf Coast operations from Lafayette, Louisiana to Houston is anticipated to be a catalyst for growth for us in the region. Our exploration and development budget in the Gulf Coast region for 2004 is $18.4 million of which 55 percent of these expenditures will be for operated projects.

         The most significant field in the Gulf Coast region is the Judge Digby
Field, located outside Baton Rouge, Louisiana in Point Coupee Parish. As of the
end of December 2003, this field represented slightly more than three percent of our total PV-10 value with 12.6 BCFE of proved reserves. Production from the
Judge Digby field totaled 6.5 BCFE in 2003. Production from this field continues to decrease and this area is becoming a smaller component of the value of the
Company.

Fee Lands. Since the initial discovery of oil on our fee lands in 1938, our cumulative oil and gas revenues, primarily landowner's royalties, from the Bayou
Sale, Horseshoe Bayou and Belle Isle fields have exceeded $245 million. We currently lease 9,945 acres and have granted a seismic option to Seismic
Exchange, Inc. on the remaining 14,969 acres. A 3-D seismic shoot over the entire fee land has been concluded and we anticipate receiving the newly shot and processed 3-D seismic early in 2004. These optioned acres are located primarily in the middle portion of our property where little exploration has taken place historically. If the lease option is exercised, the lease will provide us a 25 percent royalty and the option to participate for up to 25 percent as a working interest owner. This working interest election is an individual well-by-well election. We are hopeful this will encourage development drilling by our lessees, facilitate the origination of new prospects and stimulate exploration interest in deeper, untested horizons. However, there can be no assurance that such activities will result. Our principal operators on the fee properties are BP, Cabot and Amerada Hess.

         Permian Basin Region. The Permian Basin area covers a significant portion of eastern New Mexico and western Texas and is one of the major producing basins in the United States. The basin includes hundreds of oil fields undergoing secondary and enhanced oil recovery projects. 3-D seismic imaging of existing fields and advanced secondary recovery programs are substantially increasing oil recoveries in the Permian Basin. Our holdings in the Permian
Basin resulted from a series of property acquisitions since 1995. We believe that our Permian Basin operations provide us with a solid base of long-lived oil reserves, promising longer-term exploration and development prospects and the potential for secondary recovery projects. The Permian Basin region accounted for nine percent of our estimated proved reserves as of December 31, 2003, or
50.6 BCFE, of which 70 percent were proved developed and 87 percent were oil.

         St. Mary participated in drilling 19 gross wells in 2003 with a 74 percent success rate. The Parkway Delaware water flood project, located in Eddy
County, New Mexico represents 19.8 BCFE or three percent of our proved reserves.
The East Shugart Delaware Unit is a pilot water flood located in Lea and Eddy
Counties, New Mexico that is analogous to the Parkway Delaware Unit. In the fourth quarter of 2003, production increased in response to pilot water flood activities. Proved reserves, primarily related to increased recovery due to the water flood, now total 15.0 BCFE. Production from the Permian Basin properties represented 4 BCFE or five percent of the total production for the Company in
2003.

         Our Permian Basin capital budget for 2004 is $10.0 million. We plan to drill four injection wells and perform recompletion work in the East Shugart
Delaware waterflood, and we plan to drill six in-fill wells in the Parkway field.

Acquisitions and Divestitures

         In addition to the acquisition from Flying J of the oil and gas properties in the Rocky Mountain region, we completed a few smaller niche acquisitions during the past year. In January 2003 we acquired the remaining 50 percent interest in the Ft. Chadbourne field in Coke and Runnels Counties, Texas at a favorable price. Later in the year, we sold our 100 percent working interest ownership in the Ft. Chadbourne field, recognizing a gain on the sale.

         In total the acquisitions in 2003 added 112.4 BCFE of proved reserves of which 87 percent was proved developed. In addition to the proved reserves, we acquired significant leasehold acreage in the Flying J acquisition.

         The total dispositions of oil and gas properties in 2003 resulted in net proceeds of $23.5 million, and the reserves attributable to the sales were
45.6 BCFE.

Reserves

         The following table presents summary information with respect to the estimates of our proved oil and gas reserves for each of the years in the three-year period ended December 31, 2003, as prepared by both Ryder Scott
Company, independent petroleum engineers, and us. For the periods presented,
Ryder Scott Company evaluated properties representing a minimum of 80 percent of our total PV-10 value while we evaluated the remainder. The PV-10 values shown in the following table are not intended to represent the current market value of the estimated proved oil and gas reserves owned by St. Mary. Neither prices nor costs have been escalated. You should read the following table along with the sections entitled "Risk Factors - Risks Related to Our Business - Estimates of
oil and gas reserves are not precise."

                                                                         As of December 31,
                                                 -------------------------------------------------------------------
Proved Reserves Data:                                    2003                    2002                   2001
---------------------------------------------    ---------------------    -------------------    -------------------
Oil (MBbl)                                                  47,787                   36,119                  23,669
Gas (MMcf)                                                 307,024                  274,172                 241,231
MMCFE                                                      593,744                  490,887                 383,247
PV-10 value, without tax effect (in
    thousands) (1)                                   $   1,278,166           $      824,808          $      363,795
Standardized measure of discounted
    future net cash flows (in thousands)             $     859,956           $      581,862          $      281,877
Proved developed reserves                                      89%                      88%                     86%
Production replacement                                        293%                     306%                    166%
Reserve life (years) (2)                                       7.7                     8.9                      7.1
----------------
   (1)   PV-10 value as of December 31, 2003, was calculated using the weighted average sales price of $31.01 per barrel of oil and $5.70 per Mcf of gas. These prices are based on NYMEX prices for oil and a Gulf Coast spot price for gas in effect on December 31, 2003, and are then adjusted for transportation, quality and basis differentials.
   (2)   Reserve life represents the estimated proved reserves at the dates indicated divided by actual production for the preceding 12-month period.

Production

         The following table summarizes the average volumes of oil and gas produced from properties in which St. Mary held an interest during the periods indicated:

                                                             Years Ended December 31,
                                               -----------------------------------------------------
                                                     2003              2002               2001
                                               ----------------  ----------------   ----------------
Operating Data:
Net production:
   Oil (MBbl)                                          4,541              2,815              2,434
   Gas (MMcf)                                         49,663             38,164             39,491
   MMCFE                                              76,909             55,055             54,093
Average net daily production:
   Oil (Bbl)                                          12,441              7,713              6,667
   Gas (Mcf)                                         136,062            104,558            108,195
   MCFE                                              210,709            150,836            148,199
Average sales price (1):
   Oil (per Bbl)                                 $     26.96       $      25.34       $      23.29
   Gas (per Mcf)                                 $      4.89       $       3.00       $       3.73
Additional per MCFE data:
   Lease operating expense                       $      0.77       $       0.66       $       0.75
   Transportation costs                          $      0.09       $       0.06       $       0.04
   Production taxes                              $      0.29       $       0.20       $       0.23
   General and administrative                    $      0.33       $       0.26       $       0.22
   Depreciation, depletion, amortization
      and liability accretion                    $      1.07       $       0.99       $       0.95

--------------------------------
    (1)  Includes the effects of St. Mary's hedging activities. See
         "Management's Discussion and Analysis of Financial Condition and
         Results of Operations."

Productive Wells

         As of December 31, 2003, we had working interests in 1,449 gross (737 net) productive oil wells and 1,616 gross (370 net) productive gas wells.
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

                                                         Years Ended December 31,
                              -----------------------------------------------------------------------------
                                            2003                    2002                      2001
                              -------------------------  ------------------------  ------------------------
                                  Gross          Net       Gross          Net       Gross           Net
                              ------------  -----------  -----------  -----------  ----------  ------------
Development:
   Oil                               36          14.88         26         11.52          48         14.49
   Gas                              140          43.79        103         38.89         154         33.28
   Non-productive                    37          15.98         27         14.42          31          7.13
                              ------------  -----------  -----------  -----------  ----------  ------------
                                    213          74.65        156         64.83         233         54.90
                              ------------  -----------  -----------  -----------  ----------  ------------
Exploratory:
   Oil                                7           3.03          3          1.22           3          1.55
   Gas                               14           7.20          1          0.10           9          1.84
   Non-productive                     7           4.40          8          2.64           7          2.56
                              ------------  -----------  -----------  -----------  ----------  ------------
                                     28          14.63         12          3.96          19          5.95
                              ------------  -----------  -----------  -----------  ----------  ------------
Farmout or non-consent               10              -          8             -           9             -
                              ------------  -----------  -----------  -----------  ----------  ------------
   Total (1)                        251          89.28        176         68.79         261         60.85
                              ============  ===========  ===========  ===========  ==========  ============
----------------------
   (1) Does not include 15, 14 and 12 gross wells completed on St. Mary's fee lands during 2003, 2002 and 2001, respectively, in which we have only a royalty interest.
                                       28

Acreage

         The following table sets forth the gross and net acres of developed and undeveloped oil and gas leases, fee properties, mineral servitudes and lease options held by St. Mary as of December 31, 2003. Undeveloped acreage includes leasehold interests that may already have been classified as containing proved undeveloped reserves.

                                 Developed Acres (1)         Undeveloped Acres (2)                 Total
                               -------------------------    -------------------------    --------------------------
                                 Gross           Net          Gross          Net          Gross           Net
                               ----------    -----------    -----------    ----------    -----------    -----------

Arkansas                           2,136           356            167           28          2,303            384
Colorado                           2,645         2,553         26,164       13,120         28,809         15,673
Louisiana                         93,833        33,184         30,168       14,923        124,001         48,107
Montana                           72,200        38,703        527,930      365,336        600,130        404,039
New Mexico                         7,480         2,255          1,280          916          8,760          3,171
North Dakota                     147,110        81,178        140,466       89,349        287,576        170,527
Oklahoma                         231,386        62,246         47,835       23,230        279,221         85,476
Texas                            101,407        31,027         63,192       19,875        164,599         50,902
Utah (3)                             480           115         10,107        8,906         10,587          9,021
Wyoming                           58,861        27,562        427,382      264,503        486,243        292,065
Other (4)                          2,824           857          9,676        6,140         12,500          6,997
                               ----------    ----------    -----------    ---------    -----------    -----------
                                 720,362       280,036      1,284,367      806,326      2,004,729      1,086,362
                               ----------    ----------    -----------    ---------    -----------    -----------

Louisiana Fee Properties           9,944         9,944         14,970       14,970         24,914         24,914
Louisiana Mineral Servitudes       9,745         5,306          4,551        4,228         14,296          9,534
                               ----------    ----------    -----------    ---------    -----------    -----------
                                  19,689        15,250         19,521       19,198         39,210         34,448
                               ----------    ----------    -----------    ---------    -----------    -----------
    Total                        740,051       295,286      1,303,888      825,524      2,043,939      1,120,810
                               ==========    ==========    ===========    =========    ===========    ===========

-----------------
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
 (3) St. Mary holds an overriding royalty interest in an additional 41,523 gross acres in Utah.
 (4) Includes interests in Alabama, Kansas, Mississippi, Nevada, South Dakota,
     and Washington.

ITEM 3.       LEGAL PROCEEDINGS

         From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of this date, no legal proceedings are pending against us that individually or collectively could have a material adverse effect upon our financial condition or results of operations.

         As previously reported Nance Petroleum Corporation, a wholly owned subsidiary is named along with several other leaseholders and interested parties as an additional co-defendant in a lawsuit that was originally filed in the U.S.
District Court for the District of Montana on June 12, 2001. The plaintiff, the
Northern Plains Resource Council, Inc. ("NPRC"), an environmental public interest group, sued the U.S. Bureau of Land Management, the U.S. Secretary of
the Interior, the Montana BLM State Director and Fidelity Exploration &
Production Company. The lawsuit seeks the cancellation of all federal leases related to coalbed methane development in Montana issued by the BLM since
January 1, 1997. This cancellation is sought primarily on the grounds of an alleged failure of the BLM to comply with federal environmental laws. NPRC alleges that the environmental impacts of coalbed methane development were not properly analyzed before the challenged leases were issued. The Montana portion of our Hanging Woman Basin coalbed methane project contains approximately 74,000 total net acres. The lawsuit potentially affects approximately 47,000 net acres that are subject to federal leases. Based on information presently available, we believe that the BLM complied with the applicable environmental laws, and the
District Court agreed by granting the defendants' motion for summary judgment in
December 2003. The court held that the issuance process regarding the federal leases in question complied with the applicable environmental laws. The plaintiff has appealed this decision and the Ninth Circuit Court of Appeals has granted expedited status to this appeal. Briefing should be complete by the end of the first quarter of 2004, but that does not necessarily indicate when the
Ninth Circuit Court of Appeals will render a decision. Notwithstanding our success in the lower court, there is no assurance as to the outcome of the lawsuit, and therefore, there is no assurance that it will not adversely affect our coalbed methane project. Even if the federal leases in Montana become unavailable, we are proceeding with this project on non-federal leases in
Wyoming, and we anticipate acquiring additional non-federal leases in Montana and Wyoming.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of our security holders during the fourth quarter of 2003.

ITEM 4A.      EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth the names, ages and positions held by
St. Mary's executive officers.

Name                      Age     Position
----                      ---     --------

Mark A. Hellerstein       51      Chairman of the Board, President and Chief
                                    Executive Officer
Douglas W. York           42      Executive Vice President and Chief Operating
                                    Officer
Robert L. Nance           67      Senior Vice President, and President and Chief
                                    Executive Officer of Nance Petroleum
                                    Corporation, a wholly-owned subsidiary of
                                    St. Mary
Jerry R. Schuyler         48      Senior Vice President and Regional Manager
Kevin E. Willson          47      Senior Vice President - Mid-Continent Drilling
                                    and Production
Robert T. Hanley          57      Vice President - Investor Relations and
                                    Management Reporting
David W. Honeyfield       37      Vice President - Finance, Treasurer and
                                    Secretary
Milam Randolph Pharo      51      Vice President - Land and Legal
Garry A. Wilkening        53      Vice President - Administration and Controller

         Each executive officer has held his respective position during the past five years, except as follows:

         Mark A. Hellerstein was appointed Chairman of the Board in September
2002.

         Douglas W. York was appointed Executive Vice President and Chief
Operating Officer in September 2003. Mr. York served as Vice-President -
Acquisitions and Reservoir Engineering from 1996 to September 2003.

         Robert L. Nance was appointed Senior Vice President in March 2001.

         Jerry R. Schuyler joined St. Mary in December 2003 as Senior Vice
President and Regional Manager of the Gulf Coast region. From November 2001 to
July 2002, Mr. Schuyler was Senior Vice President and General Manager - Eastern
Onshore Division for Dominion Exploration & Production, Inc., where he managed all operations and exploration for Dominion's Gulf Coast and eastern onshore U.S. regions. From March 2000 to November 2001, Mr. Schuyler was Senior
Vice President and General Manager of Dominion's Onshore U.S. Division, where he managed all operations and exploration for all of Dominion's onshore U.S.
regions. From 1996 to 2000, Mr. Schuyler was President and Managing Director,
ARCO Middle East & Central Asia, where he managed all operations for ARCO
International Oil & Gas Company in the Arabian Peninsula, Turkey and
Pakistan.

         Kevin E. Willson was appointed Senior Vice President and Regional
Manager in November 2003. Mr. Willson served as Vice President - Mid-Continent
Exploration/Production from October 1998 to November 2003. Mr. Willson joined
Anderman/Smith, a predecessor to St. Mary's interests in the Mid-Continent region, in 1990 and was appointed Vice President - Mid-Continent Engineering for
St. Mary in 1995.

         Robert T. Hanley was appointed Vice President - Investor Relations and
Management Reporting in April 2003. Mr. Hanley served as Vice President -
Business Development from July 2000 to April 2003. Mr. Hanley was Chief
Financial Officer of Nance Petroleum Corporation from 1999 to 2000 and Chief

Financial Officer of Panterra Petroleum, a partnership between St. Mary and
Nance Petroleum Corporation, from 1992 to 1999.

         David W. Honeyfield joined St. Mary in May 2003 as Vice President -
Finance, Treasurer and Secretary. Prior to joining St. Mary, Mr. Honeyfield was
Controller and Chief Accounting Officer of Cimarex Energy Co. from September
2002 to May 2003 and Controller and Chief Accounting Officer of Key Production
Company, Inc., which was acquired by Cimarex in September 2003. Prior to joining
Key Production Company in April 2002, Mr. Honeyfield was a senior audit manager with Arthur Andersen LLP in Denver. Mr. Honeyfield had been with Arthur Andersen since January 1991.

         Garry A. Wilkening was appointed Vice President - Administration in
February 1999.

         The executive officers of the Company serve at the pleasure of the
Board of Directors and do not have fixed terms. Executive officers generally are elected at the regular meeting of the board immediately following the annual stockholders meeting. Any officer or agent elected or appointed by the board may be removed by the board whenever in its judgment the best interests of the
Company will be served thereby without prejudice, subject however, to contractual rights, if any, of the person so removed. Mr. Hellerstein is chairman of the Board of Directors and has an employment agreement with St.
Mary. The agreement is terminable at any time upon 30 days' notice by either party. Upon termination of the agreement by St. Mary for any reason other than death, disability or misconduct by Mr. Hellerstein, St. Mary is obligated to continue to pay his compensation and insurance benefits, at the level at the time of termination, for a period of one year.

         There are no family relationships, first cousin or closer, between any executive officer and director. There are no arrangements or understandings between any officer and any other person pursuant to which that officer was elected.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
                  MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

         Market Information. St. Mary's common stock is currently traded on the
New York Stock Exchange under the symbol SM after transferring from the NASDAQ
National Market System on November 20, 2002. The range of high and low sales prices for the quarterly periods in 2003 and 2002, as reported by the New York
Stock Exchange after November 19, 2002, and the NASDAQ National Market System
before November 20, 2002, is set forth below:

Quarter Ended                     High                 Low
-------------------------   -----------------    -----------------
December 31, 2003               $     29.19          $     24.45
September 30, 2003                    28.85                24.45
June 30, 2003                         29.75                24.65
March 31, 2003                        27.23                23.80

December 31, 2002               $     27.35          $     23.16
September 30, 2002                    24.71                19.00
June 30, 2002                         25.05                21.00
March 31, 2002                        23.25                18.75

         Holders. As of February 20, 2004, the number of record holders of St.
Mary's common stock was 173. Management believes, after inquiry, that the number of beneficial owners of our common stock is in excess of 3,700.

         Dividends. St. Mary has paid cash dividends to stockholders every year since 1940. Annual dividends of $0.10 per share were paid in each of the years
1998 through 2003. We expect that our practice of paying dividends on our common stock will continue, although the payment of future dividends on our common stock will continue to depend on our earnings, capital requirements, financial condition and other factors. In addition, the payment of dividends is subject to covenants in our bank credit facility, including the requirement that we maintain certain levels of stockholders' equity and the limitations of our annual dividend rate to no more than $0.20 per share. Dividends are currently paid on a semi-annual basis. Dividends paid totaled $3.1 million in 2003 and
$2.8 million in 2002.

         Restricted Shares. On January 29, 2003, St. Mary issued 3,380,818 restricted shares of our common stock in connection with the acquisition of oil and gas properties from Flying J Oil & Gas Inc. and Big West Oil & Gas
Inc. As of December 31, 2003 these shares were subject to contractual restrictions on transfer for a period of two years. The Company repurchased these shares on February 9, 2004 in a separately negotiated transaction.

         Issuer Purchases of Equity Securities. St. Mary did not repurchase any shares of its common stock during the fourth quarter of 2003.

         Equity Compensation Plans. St. Mary has a stock option plan, an incentive stock option plan, an employee stock purchase plan and a non-employee director stock compensation plan under which options and shares of St. Mary common stock are authorized for grant or issuance as compensation to eligible employees, consultants and members of the Board of Directors. Our stockholders have approved each of these plans. See Note 7 of the Notes to Consolidated
Financial Statements included in this report for further information about the material terms of these plans. The following table is a summary of the shares of common stock authorized for issuance under our equity compensation plans as of
December 31, 2003:

                                              ( a )                 ( b )
                                      Number of securities   Weighted-average               ( c )
                                      to be issued upon      exercise price of     Number of securities
                                      Exercise of            outstanding options,  remaining available for
                                      outstanding options,   Warrants and rights   future issuance under
                                      warrants and rights                          equity compensation
                                                                                   plans (excluding
                                                                                   securities reflected in
Plan Category                                                                      column (a))
-----------------------------------   --------------------- --------------------- --------------------------

Equity compensation plans approved
by security holders                              3,525,128               $ 23.12                1,723,013 (1)

Equity compensation plans not
approved by security holders                             -                     -                        -
                                      --------------------- --------------------- --------------------------

Total                                            3,525,128               $ 23.12                1,723,013
                                      ===================== ===================== ==========================
--------------
    (1) Includes shares that are authorized for issuance under our employee stock purchase plan.

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
                                                                       Years Ended December 31,
                                                  -------------------------------------------------------------------
                                                      2003          2002         2001         2000         1999
                                                  ------------- ------------ ------------ ------------- -------------
                                                                (In thousands, except per share data)
Income Statement Data:
Operating revenues:
  Oil and gas production                               $365,114     $185,670     $203,973      $188,407     $ 73,387
  Gas marketing revenue                                  13,438        8,399          420             -            -
  Gain (loss) on sale of proved properties                7,278       (2,633)         367         3,404          (55)
  Derivative gain                                             -        3,188            -             -            -
  Other
                                                          8,104        1,770        2,709         3,855        1,582
                                                  ------------- ------------ ------------ ------------- -------------
Total operating revenues                                393,934      196,394      207,469       195,666       74,914
                                                  ------------- ------------ ------------ ------------- -------------
Operating expenses:
  Oil and gas production                                 88,509       50,839       55,000        38,461       19,574
  Depletion, depreciation & amortization             81,960       54,432       51,346        40,129       22,574
  Exploration                                            26,653       19,501       19,518         9,633       11,593
  Impairment of proved properties                           185            -          820         4,449        3,982
  Abandonment and impairment of
       unproved properties                                3,796        2,446        3,865         1,841        6,616
  General and administrative                             25,179       14,299       11,762        11,166        9,172
  Gas marketing expense                                  12,229        7,982          420             -            -
  Derivative loss                                           310            -        1,573             -            -
  Other                                                   1,802        1,206        1,253         1,437        1,802
                                                  ------------- ------------ ------------ ------------- -------------
Total operating expenses                                240,623      150,705      145,557       107,116       75,313
                                                  ------------- ------------ ------------ ------------- -------------

Income (loss) from operations                           153,311       45,689       61,912        88,550         (399)
  Non-operating (expense) income                         (7,241)      (3,110)         376           737           75
  Income tax (expense) benefit                          (55,930)     (15,019)     (21,829)      (33,667)         406
                                                  ------------- ------------ ------------ ------------- -------------
Income before cumulative effect of change
     in accounting principle                             90,140       27,560       40,459        55,620           82
Cumulative effect of change in accounting
     principle, net of income taxes                       5,435            -            -             -            -
                                                  ------------- ------------ ------------ ------------- -------------
Net income                                             $ 95,575     $ 27,560     $ 40,459      $ 55,620     $     82
                                                  ============= ============ ============ ============= =============

                                                                       Years Ended December 31,
                                                  ------------------------------------------------------------------
                                                      2003          2002         2001         2000          1999
                                                  ------------ ------------ ------------- ------------ --------------
                                                                (In thousands, except per share data)
Basic earnings per common share
     Income before cumulative effect of change
         in accounting principle                     $    2.89     $   0.99     $    1.45    $    2.00    $       -
     Cumulative effect of change in accounting
         principle                                        0.17            -             -            -            -
                                                  ------------ ------------ ------------- ------------ --------------
Basic net income per common share                    $    3.06     $   0.99     $    1.45    $    2.00    $       -
                                                  ============ ============ ============= ============ ==============

Diluted earnings per common share:
     Income before cumulative effect of change
         in accounting principle                     $    2.65     $   0.97     $    1.42    $    1.97    $       -
     Cumulative effect of change in accounting
         principle                                        0.15            -             -            -            -
                                                  ------------ ------------ ------------- ------------ --------------
Diluted net income per common share                  $    2.80     $   0.97     $    1.42    $    1.97    $       -
                                                  ============ ============ ============= ============ ==============

Basic weighted average common shares
     outstanding                                        31,233       27,856        27,973       27,781       22,198
Diluted weighted average common shares
     outstanding                                        35,534       28,391        28,555       28,271       22,329

Cash dividends per share                             $    0.10     $   0.10     $    0.10    $    0.10    $    0.10

Balance Sheet Data (end of period):
Working capital                                      $   3,101     $  2,050     $  34,000    $  40,639    $  13,440
Net property and equipment                             611,287      471,939       358,930      252,411      180,664

Total assets                                           735,854      537,139       436,989      321,895      230,438
Long-term obligations                                  110,696      113,601        64,000       22,000       13,000
Total stockholders' equity                             390,653      299,513       286,117      250,136      188,772

Other Data:
Net Cash provided by (used in):
     Operating activities                              204,319      141,709       127,492       92,267       40,755
     Investing activities                             (196,939)    (180,931)     (159,075)    (112,868)     (22,243)
     Financing activities                               (3,707)      46,260        29,080       13,025      (12,138)
Capital and exploration expenditures, cash and
     non cash, including asset retirement
     obligation                                        236,949      192,988       182,863      125,184       91,184

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATION

         This discussion includes forward-looking statements. Please refer to the Cautionary Statement about Forward-Looking Statements section in Part I,
Item 1 of this document for an explanation of these types of statements.

Overview of the Company

General Overview

         We are an independent energy company focused on the exploration, exploitation, acquisition and production of natural gas and crude oil in the
United States. We earn our revenues and generate our cash flows from operations primarily from the sale at the wellhead of produced natural gas and crude oil.
Our oil and gas reserves and operations are concentrated primarily in the
Anadarko, Arkoma, Permian and various Rocky Mountain basins and the onshore Gulf
Coast and offshore Gulf of Mexico. We maintain a balanced portfolio of proved reserves, development drilling opportunities and non-conventional gas prospects.
As of December 31, 2003, we had estimated proved reserves of 593.7 BCFE, with a before income tax PV-10 value of $1.3 billion and an after income tax value of
$860.0 million.

Oil and Gas Prices

         Our results of operations and financial condition are significantly affected by oil and natural gas commodity prices, which can fluctuate dramatically. In 2003 oil and gas producers enjoyed high oil and gas commodity prices, primarily due to colder winter weather in the northeast, falling domestic gas deliverability, and very low gas storage levels creating a near shortage situation early in the year.

Reserve Replacement and Growth

         Like all oil and gas exploration and production companies, we face the challenge of natural resource production decline. As oil and gas is depleted from a well, oil and gas production from that well naturally decreases. An oil and gas exploration and production company depletes part of its asset base with each unit of oil and gas it produces. Historically we have been able to grow our production, despite this natural decline by adding, through acquisitions and drilling, more reserves than we produce. Future growth will depend on our ability to continue to add reserves in excess of production.

         We believe that growth in net asset value per share drives appreciation in our stock price. Our challenge to grow net asset value per share has always been a difficult one. To do this we set a goal of economically replacing 200 percent of our annual production. We have successfully achieved this goal over time. Sustainability in our business is dependent on the ability to create new ideas and new value year after year. The challenges we face are becoming increasingly difficult as North American oil and gas production continues to decline and other exploration and production companies compete for available reserves. We believe we have a formula for meeting these challenges. We have placed talented geoscientists, engineers and landmen in each of our regional offices where their local knowledge and experience can be fully utilized. They are supported with a strong balance sheet and fiscal and operating discipline.

         In 2003 our pre-tax PV-10 value for proved reserves increased 55 percent to $1.3 billion, with a standardized measure value of $860.0 million, reflecting a 21 percent increase in reserves as well as 5 percent and 37 percent respective increases in oil and gas reserve pricing, to $31.01 per barrel and
$5.70 per Mcf.

         Included in the proved reserve increase noted above is a positive revision of 21.0 BCFE, of which 14.3 BCFE related to positive well performance.
We replaced 293 percent of our 2003 production at a finding cost of $1.05 per
MCFE, including the impact of asset retirement obligations. Relative to our peers we have a very low PUD percentage of 11 percent at year-end. We are pleased with these results and believe they compare favorably with industry results.

2003 Highlights

         In 2003 we enjoyed record earnings, high oil and gas prices, a 40 percent increase in production, a 21 percent increase in proved reserves obtained at a low reserve replacement cost, moderate increases in operating costs, profitable sales of non-strategic assets, and advancement of the Hanging
Woman Basin coalbed methane project to the development stage. Highlights for
2003 also include good drilling results at Huxley in East Texas and Northeast
Mayfield in Oklahoma; participation in the new Bakken horizontal dolomite play in the Williston Basin; better than expected production performance at the
Parkway Delaware waterflood project in the Permian Basin and at the Judge Digby field in South Louisiana; and increased production from the acquisition of properties in the Rocky Mountain region from Flying J in January 2003 and from
Burlington Resources in December 2002. We opened a Houston office, which will now be directing our Gulf Coast and Permian Basin regional operations.

         In 2003 colder winter weather in the northeast, falling domestic gas deliverability, and very low gas storage levels created a near shortage situation early in the year and acted as a catalyst for extremely high prices during the first quarter. Moderate summer weather and decreased demand allowed gas storage to refill to normal levels at the beginning of the 2003-2004 winter season. Despite these factors, gas prices remained strong due to the industry's inability to grow deliverability from the maturing basins of North America and due to difficulties encountered in both obtaining access to the vast public lands of the western United States and building a pipeline to transport Alaskan natural gas to the lower 48 states. Oil prices were also very strong, reflecting low inventories and uncertainties resulting from a Venezuelan strike, West
African unrest, the Iraqi war, the OPEC action to curtail production to maintain its desired price target and crude oil refining issues in the United States.
NYMEX prices for the year averaged $5.39 per MMBtu and $30.97 per barrel, up 41 percent on a realized MCFE basis. At December 31, 2003, the 12-month NYMEX strip was $29.98 per barrel for oil and $5.37 per MMBtu for gas.

         Net income for the year 2003 was a record $95.6 million or $2.80 per diluted share compared to $27.6 million or $0.97 per diluted share for the prior year. Net cash provided by operating activities was $204.3 million, up 44 percent, from 2002. Production increased 40 percent to 76.9 BCFE. Our average realized price increased 41 percent to $4.75 per MCFE. Unit costs increased modestly for the period as lease operating expense (including taxes) increased
$0.23 to $1.15 per MCFE, DD&A (including impairments) increased $0.08 to
$1.07 per MCFE and general and administrative expense increased $0.06 to $0.33 per MCFE.

2004 Outlook

         We enter 2004 on a positive note. Oil and gas prices are high, and the long-term outlook is positive. We have attractive prospects to be drilled. Rig and other service costs are moderate. The country's ability to supply gas remains challenging as the average decline rate for natural gas has increased from 17 percent to 28 percent over the past thirteen years. This change is a result of increased activity in the Gulf of Mexico where reserve lives are very short, the use of 3D seismic to identify smaller reservoirs, and better completion techniques that allow reserves to be produced faster. New sources of gas such as LNG, frontier regions (e.g. deepwater Gulf of Mexico and Mackenzie
Delta, Alaska) and unconventional gas plays are both more costly and have long lead times, but at some point could have a positive impact on supply. We believe oil prices are unusually high now due to low inventory levels. Longer term, however, we are beginning to see excess oil capacity in the world diminish and
OPEC informally appearing to target a higher price range due to the decline in the value of the dollar. As the global economy continues to recover from the recent economic downturn, we anticipate the demand for oil will increase.

         We enter 2004 in very good financial condition and with a capital expenditure budget of $273.4 million. Here is our plan to build value in 2004:

         o  Of the $273.4 million capital expenditures budget, 36 percent is allocated for acquisitions, 22 percent for exploration and development in the Mid-Continent region, 19 percent in the Rocky
            Mountain region, 8 percent in the ArkLaTex region, 7 percent in the
            Gulf Coast region and 4 percent in the Permian region. Four percent of the budget is allocated to development of our Hanging Woman Basin coalbed methane play and other CBM projects. The 2004 exploration and development budget is $173.4 million, which represents a 28 percent increase over the 2003 exploration and development budget.

         o  We will begin development of our Hanging Woman Basin coalbed methane project with the drilling of approximately 100 wells in Wyoming and the construction of infrastructure such as electric grid and pipeline. We currently expect production of natural gas to begin in
            2005.

         o  In early 2004 we will receive newly shot and processed 3-D seismic covering our entire 24,914 fee acreage position in St. Mary Parish,
            Louisiana. We have optioned 14,969 acres for lease primarily in the middle portion of our property where little exploration has historically taken place. Providing the option is exercised, the lease terms will give us a 25 percent royalty interest and the option to participate for up to 25 percent as a working interest owner if the lease option is exercised. We can make the working interest elections on an individual well-by-well basis.

A year-to-year overview of selected reserve, production and financial information, including trends:

Selected Operations Data (In Thousands, Except Price and Per MCFE Amounts):
---------------------------------------------------------------------------
                                                    As of and for the Years Ended             % of Change Between
                                              ------------------------------------------
                                                 2003            2002           2001        2003/2002     2002/2001
                                              ------------    -----------    -----------    ---------     ---------
Total Proved Reserves (SEC Case 10 Basis)
------------------------------------------
Natural Gas (Mcf)                                307,024         274,172       241,231
Oil (Bbl)                                         47,787          36,119        23,669
MCFE                                             593,744         490,887       383,247            21%          28%

Net Production Volumes
----------------------
Natural Gas (Mcf)                                 49,663          38,164        39,491
Oil (Bbl)                                          4,541           2,815         2,434
MCFE                                              76,909          55,055        54,093            40%           2%

Oil & Gas Production Revenues
---------------------------------
Gas Production                                $  242,670      $  114,334     $ 147,292
Oil Production                                   122,444          71,336        56,681
                                              ------------    -----------    -----------
Total                                         $  365,114      $  185,670     $ 203,973            97%         (9)%
                                              ============    ===========    ===========

Oil & Gas Production Costs
------------------------------
Lease Operating Expenses                      $   59,152      $   36,472     $  40,505
Transportation Costs                               7,197           3,184         2,321
Production Taxes                                  22,160          11,183        12,174
                                              ------------    -----------    -----------
Total                                         $   88,509      $   50,839     $  55,000            74%         (8)%
                                              ============    ===========    ===========

Average Realized Sales Price (1)
--------------------------------
Natural Gas (Per Mcf)                         $     4.89      $     3.00     $     3.73           63%        (20)%
Oil (Per Bbl)                                 $    26.96      $    25.34     $    23.29            6%           9%

Per MCFE Data:
--------------
Net Realized Price                            $     4.75      $     3.37     $     3.77           41%        (11)%
Lease Operating Expense                            (0.77)          (0.66)         (0.75)          17%        (12)%
Transportation Costs                               (0.09)          (0.06)         (0.04)          50%          50%
Production Taxes                                   (0.29)          (0.20)         (0.23)          45%        (13)%
General and Administrative                         (0.33)          (0.26)         (0.22)          27%          19%
                                              ------------    -----------    -----------
Operating Profit                              $     3.27      $     2.19     $     2.53           49%        (13)%
                                              ============    ===========    ===========

Depletion, Depreciation and Amortization      $     1.07      $     0.99     $     0.95            8%           4%

Financial Information (In Thousands, Except Per Share Amounts):
---------------------------------------------------------------
                                                    As of and for the Years Ended           % of Change Between
                                              ------------------------------------------
                                                 2003            2002           2001        2003/2002    2002/2001
                                              ------------    -----------    -----------    ---------    ---------

 Working Capital                              $    3,101      $   2,050      $  34,000            51%        (94)%
 Long-Term Debt                               $  110,696      $ 113,601      $  64,000           (3)%          78%
 Stockholders' Equity                         $  390,653      $ 299,513      $ 286,117            30%           5%
 Net Income                                   $   95,575      $  27,560      $  40,459           247%        (32)%

 Basic Net Income Per Common Share            $     3.06      $    0.99      $    1.45           209%        (32)%
 Diluted Net Income Per Common Share          $     2.80      $    0.97      $    1.42           189%        (32)%

 Basic Weighted Average Shares Outstanding        31,233         27,856         27,973            12%           -%
 Diluted Weighted Average Shares Outstanding      35,534         28,391         28,555            25%         (1)%

 Net Cash Provided By Operating Activities    $  204,319      $ 141,709      $ 127,492            44%          11%

 Net Cash Used In Investing Activities        $ (196,939)     $(180,931)     $(159,075)            9%          14%
 Net Cash Provided By (Used In) Financing
       Activities                             $   (3,707)     $  46,260      $  29,080         (108)%          59%

---------------------
     (1) Includes the effects of our hedging activities.

         We present this table as a summary of information relating to those key indicators of financial condition and operating performance that we believe to be important.

         We have experienced a 60 percent increase in reserve volumes over the two years presented above. These increases are a result of drilling results which added 131.6 BCFE, acquisitions which added 214.6 BCFE, a 130 percent increase in natural gas prices used to evaluate reserves, and a 71 percent increase in crude oil prices used to evaluate reserves. We target replacing 200 percent of our production each year. We anticipate that we must continue our successful drilling program and make one or more relatively significant acquisitions per year in the current price environment to achieve this level of growth. If we achieve our goal but commodity prices decrease, we may not be able to sustain the 2003 results we attained.

         The changes in production volumes, oil and gas production revenues and costs reflect the cyclical and highly volatile nature of prices our industry receives for production and the effect of the timing of acquisitions. Actual results in 2002 reflected a lower price environment than in either 2001 or 2003.
We closed our acquisition of Burlington properties in late 2002 and our acquisition of Flying J properties in early 2003. Production of 13.8 MMCFE from these two acquisitions was realized in 2003. These were the two largest acquisitions in our history and combined with our successful drilling results in
2002 and 2003 to result in a 40 percent increase in production from 2002 to
2003.

         We present per MCFE information since we use this information to evaluate our performance relative to our peers and to measure trends that we believe require analysis. Our year-to-year comparison of financial results presented later provides additional details for the changes between years. We expect oil and gas production expenses will increase in 2004 as a result of increased activity in our higher-cost Rocky Mountain region, increased production taxes, and general inflation due to higher oil and gas pricing.
Depreciation, depletion and amortization will continue to increase due to the higher costs associated with finding and acquiring crude oil and natural gas.
General and administrative expense is also projected to increase for compensation expense associated with our net profits interest bonus plan, expensing of stock-based compensation and costs we incur to comply with legislative responses to the recent scandals that have plagued corporate
America.

         Excluding the cumulative effect of change in accounting principle, our net income increase in 2003 was primarily driven by a 40 percent production increase combined with realized price increases of 63 percent for natural gas and 6 percent for oil. We note that we contained our costs and, as a result, our operating profit as a percentage of net realized price was 69 percent in 2003 compared to 65 percent in 2002 and 67 percent in 2001. Net income as a percentage of oil and gas revenue increased from 20 percent in 2001 and 15 percent in 2002 to 25 percent in 2003.

         We have in-the-money stock options and convertible notes that can be considered dilutive securities. At times these dilutive securities can affect our earnings per share, and both basic and diluted earnings per share are presented in the table above. You should review Note 1 of Part IV, Item 15 of this report for a detailed explanation. Our basic earnings per share in 2003 reflects an increase in net income from operations, the effect of a change in accounting principle offset by increases in outstanding shares related to stock options, and the shares issued in the Flying J transaction, which we repurchased in early 2004. The change in diluted earnings per share in 2003 reflects the inclusion of shares related to our convertible debt offset by the add-back of interest expense related to that debt.

         The remaining information in the table relates to information we have provided in operations update press releases and is intended to supplement the discussion above.

Overview of Liquidity and Capital Resources

         We own depleting assets. In order to maintain our current size and to sustain our projected growth levels, we will have to successfully invest capital into new projects and acquisitions. The following analysis and discussion includes our assessments of market risk and possible effects of inflation and changing prices.

Sources of cash

         Our primary sources of liquidity are the cash provided by operating activities, debt financing, sales of non-strategic properties and access to the capital markets. All of these sources can be impacted by the general condition of our industry and significant fluctuations in oil and gas prices, operating costs and volumes produced. An unexpected decrease in prices would reduce expected cash flow from operating activities, might reduce the borrowing base on our credit facility, could reduce the value of our non-strategic properties and historically has limited our industry's access to the capital markets.

         Our current credit facility. On January 29, 2003, we entered into a new
$300.0 million credit facility with Wachovia Bank as Administrative Agent and eight other participating banks. This new credit facility replaced a previous credit facility and has a maturity date of January 27, 2006. The calculated borrowing base as of December 31, 2003 is $275.0 million. We have elected a commitment amount of $150.0 million under this facility, which results in lower commitment fees payable to the bank syndicate. We believe this commitment level is adequate for our near-term liquidity requirements. We must comply with certain financial and non-financial covenants, and we are currently in compliance with all of these covenants. Interest and commitment fees are accrued based on the borrowing base utilization percentage. LIBOR based borrowings accrue interest at LIBOR plus the applicable margin from the utilization table, and Alternate Base Rate borrowings accrue interest at prime plus the applicable margin from the utilization table located in Note 5 of Part IV, Item 15 of this report. Commitment fees are accrued on the unused portion of the aggregate commitment amount and are included in interest expense in the consolidated statements of operations. Our loan balance of $11.0 million on December 31,
2003, was comprised of ABR borrowings.

         Our weighted average interest rate paid in 2003 was 6.3 percent and included commitment fees paid on the unused portion of the credit facility borrowing base, amortization of deferred financing costs, and amortization of the contingent interest embedded derivative associated with the convertible notes.

         Interest Rate Risk. Market risk is estimated as the potential change in fair value resulting from an immediate hypothetical one-percentage point parallel shift in the yield curve. The sensitivity analysis discussed below presents the hypothetical change in fair value of those financial instruments we held at December 31, 2003, that are sensitive to changes in interest rates. For fixed-rate debt, interest rate changes affect the fair market value but do not impact results of operations or cash flows. Conversely, interest rate changes for floating-rate debt generally do not affect the fair market value but do impact future results of operations and cash flows, assuming other factors are held constant. The carrying amount of our floating rate debt approximates its fair value. After consideration of the effect of the interest rate swaps, we had floating-rate debt of $61.0 million and had $50.0 million of fixed-rate debt at
December 31, 2003. Assuming constant debt levels, the cash flow impact for the next year resulting from a one-percentage point change in interest rates would be approximately $610,000 before taxes. The results of operations impact might be less than this amount as a direct effect of the capitalization of interest to wells drilled in the next year. In prior years when our debt amount was at a reduced level we capitalized a larger percentage of our interest expense. Since we cannot predict the exact amount that would be capitalized, we cannot predict the exact affect that a one-percentage point shift would have on the results of operations.

Uses of cash

         We use cash for the acquisition, exploration and development of oil and gas properties and for the payment of debt obligations, trade payables and stockholder dividends. Exploration and development programs are generally financed from internally generated cash flow, debt financing and cash and cash equivalents on hand. Cash used for the acquisition of oil and gas properties and the payment of stockholder dividends is discretionary and can be reduced or eliminated in the event of an unexpected decrease in oil and gas prices. At any given point in time we may be obligated to pay for commitments to explore for or develop oil and gas properties or incur trade payables. However, future obligations can be reduced or eliminated when necessary. Over the next year we are required to only make interest payments on our debt obligations. An unexpected increase in oil and gas prices provides flexibility to modify our uses of cash flow.

         Over the course of 2003 we reduced our outstanding debt by a net $3.0 million, paid $76.4 million for property acquisitions including the $71.6 million loan to Flying J and spent $123.8 million on capital development using cash flows from operations. We have also made $28.9 million of cash payments for income taxes.

         On February 9, 2004, we repurchased for $91.0 million the 3,380,818 restricted shares of common stock that we issued to Flying J on January 29,
2003. Flying J used the proceeds to repay their outstanding loan principal balance to us of $71.6 million. Accrued interest on the loan, which was not recorded by us for financial reporting purposes due to the non-recourse nature of the loan, was forgiven. The $19.4 million net cash outlay was funded from our existing cash balance and borrowings under our bank credit facility. See Note 13 of Part IV, Item 15 of this report. At February 20, 2004, we have $10.0 million outstanding on our credit facility.

         The following table presents amounts and percentage changes between years in net cash flows from our operating, investing and financing activities.
The analysis following the table should be read in conjunction with our consolidated statements of cash flows in Part IV, Item 15 of this report.

                                                            Amount of Change Between        Percent of Change Between
                                                          -----------------------------    -----------------------------
                                                           2003/2002        2002/2001       2003/2002        2002/2001
                                                          -------------    ------------    -------------    ------------
Net Cash Provided By Operating Activities                 $   62,610       $   14,217             44%              11%
                                                          =============    ============    =============    ============
Net Cash Used In Investing Activities                     $  (16,008)      $  (21,856)             9%              14%
                                                          =============    ============    =============    ============
Net Cash Provided By (Used In) Financial Activities       $  (49,967)      $   17,180          (108)%              59%
                                                          =============    ============    =============    ============

Analysis of cash flow changes between 2003 and 2002

         Operating activities. The differences above reflect increases in sources of cash flow from oil and gas sales due to a 40 percent increase in production and a 41 percent increase in price. We did not see the full $99.2 million benefit of the net change between years in our cash flow since $40.8 million of the change in net income adjusted for non-cash items related to an increase in outstanding accounts receivable of $29.7 million at December 31,
2003. The remaining $5.7 million difference relates to proceeds from asset sales, collections of refundable income tax and increases in prepaid expenses and accounts payable.

         Investing Activities. The increase results primarily from additional capital and exploration costs. Total 2003 capital expenditures for cash, including acquisitions of oil and gas properties, increased $15.5 million or 8 percent to $200.2 million in 2003 compared to $184.7 million in 2002. Increases in proceeds from sales were partially offset by amounts deposited in long-term restricted cash accounts for the tax-deferred exchange of oil and gas properties. The long-term restricted cash may be used for acquisition of oil and gas properties in 2004. The amount of cash invested in long-term restricted cash reflects our projection of the likelihood we will be successful. Our sales of proved oil and gas properties in 2003 resulted in $23.5 million of cash proceeds. The volumes, revenue and net operating margin from the properties that we sold were not a material component of the current year or any prior year component of the consolidated statements of operations or balance sheets, nor do they represent a group of assets that would qualify for discontinued operation accounting treatment.

         Cash expended in 2003 for acquisitions of oil and gas properties includes our utilization of $71.6 million of short-term investments, cash equivalents and increased borrowings under our credit facility to provide a loan to Flying J as part of our acquisition of properties. This loan was secured by the shares of our common stock issued in the transaction.

         In December 2002 we purchased oil and gas properties from Burlington
Resources Oil & Gas Company LP for $69.5 million in cash. We financed this acquisition using cash on hand and a portion of our bank credit facility.

         Financing activities. The $50.0 million decrease from 2002 to 2003 reflects the issuance of our convertible notes and a $3.0 million pay down of our credit facility in 2003.

         Our senior convertible notes. In March 2002 we issued in a private placement a total of $100.0 million of our 5.75% convertible notes due 2022 with a 0.5% contingent interest provision. Interest payments are due on March 15 and
September 15 of every year. We received net proceeds of $96.8 million after deducting the initial purchasers' discount and offering expenses payable by us.
The convertible notes are general unsecured obligations and rank on a parity in right of payment with all our existing and future senior indebtedness and other general unsecured obligations, and are senior in right of payment with all our future subordinated indebtedness. The convertible notes convert into our common stock at a conversion price of $26.00 per share, subject to adjustment. See Note
5 of Part IV, Item 15 of this report for a more detailed discussion of the conversion features. The first date that St. Mary may redeem the notes is in
2007. Our current stock price is in excess of the $26.00 conversion price. We used a portion of the net proceeds from the convertible notes to repay our credit facility balance and used the remaining net proceeds to fund a portion of our 2002 capital expenditures. On October 3, 2003, we executed new interest rate swaps on a total notional amount of $50.0 million of the convertible notes which we expect will lower interest expense in 2004.

         St. Mary had $14.8 million in cash and cash equivalents and had working capital of $3.1 million as of December 31, 2003, compared to $11.2 million in cash and cash equivalents and working capital of $2.1 million as of December 31,
2002.

Analysis of cash flow changes between 2002 and 2001

         Operating activities. The increase reflects a change between years of
$29.3 million in other current assets relating to the collection of receivables, payment of prepaid items and collection of refundable income taxes. We also had a change between years of $5.2 million from increased accounts payable. These items increasing cash flow from operations were offset by a decrease in net income of $13.1 million and a $7.1 million decrease in the effect of non-cash items between the periods.

         Investing activities. Total 2002 capital expenditures for cash, including acquisitions of oil and gas properties, increased $13.9 million or 8 percent to $184.7 million in 2002 compared to $170.8 million in 2001 due to an increase in acquisition activity in 2002 offset by our planned decrease in cash expended on drilling activities.

         In November 2001 we purchased oil and gas properties from Choctaw II
Oil & Gas, Ltd. for $40.5 million in cash. We used a portion of our credit facility for this acquisition.

         Financing activities. Net cash provided by financing activities increased $17.2 million to $46.3 million in 2002 compared to $29.1 million in
2001. This increase reflects our March 2002 private placement of $100.0 million of 5.75% senior convertible notes due 2022. A portion of the net proceeds of
$96.7 million was used to repay the balance due on our credit facility at that time. By year end we had borrowed $14.0 million on our credit facility.

Capital Expenditure Budget

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

         Expenditures for exploration and development of oil and gas properties and acquisitions are the primary use of our capital resources. We anticipate spending approximately $273 million for capital and exploration expenditures in
2004 with $100 million allocated for acquisitions of producing properties.
Anticipated ongoing exploration and development expenditures for each of our core areas are as follows (in millions):

         o  Mid-Continent region                 $   59.5
         o  Rocky Mountain region                    51.7
         o  ArkLaTex region                          21.6
         o  Gulf Coast region                        18.4
         o  Coal Bed Methane                         12.2
         o  Permian Basin region                     10.0
                                                 --------
                                                 $  173.4
                                                 ========

         We regularly review our capital expenditure budget to reflect changes in current and projected cash flow, acquisition opportunities, debt requirements and other factors. The above allocations are subject to change based on various factors and results.

         The following table sets forth certain information regarding the costs incurred by us in our oil and gas activities and the amounts we budgeted for those activities during the periods indicated.

                                                            Years Ended December 31,
                                               ----------------------------------------------------
                                                    2003              2002               2001
                                               ---------------   ---------------    ---------------
                                                                 (In thousands)
Development costs                              $     111,908     $      74,376      $      98,617
Exploration costs                                     34,631            22,778             24,506
Acquisitions:
   Proved                                             77,398            87,706             41,188
   Unproved                                            7,480             8,128             18,552
                                               ---------------   ---------------    ---------------
Total before asset retirement obligation       $     231,417     $     192,988      $     182,863
                                               ===============   ===============    ===============
Total including asset retirement Obligation    $     236,949     $     192,988      $     182,863
                                               ===============   ===============    ===============
  Original Budgeted Amount                     $     225,000     $     164,000      $     155,000
                                               ===============   ===============    ===============
  Long-term debt outstanding on
    revolving credit facility                  $      11,000     $      14,000      $      64,000
                                               ===============   ===============    ===============

         Excluding asset retirement obligation amounts, our costs incurred for capital and exploration activities in 2003 increased $38.4 million or 20 percent compared to 2002. We spent $154.0 million in 2003 for unproved property acquisitions and exploration and development costs compared to $105.3 million in
2002. This increase was a result of a planned $29.7 million increase in the drilling activity budget and an additional $19.0 million spent on opportunities that arose during 2003. We reallocated $12.6 million from the acquisitions budget for these opportunities.

         In December 2003 we decided to proceed with the development of coalbed methane reserves in our Hanging Woman Basin project. We have 139,000 net lease acres in the basin and plan to concentrate our initial development on 65,000 net acres located in Wyoming. Outstanding legal challenges filed by environmental public interest groups affect 47,000 net acres in Montana relating to this project. See Legal Proceedings under Part I, Item 3 of this report.

         In 2002 we used a portion of the proceeds from our convertible debt offering to fund our capital expenditures budget, but historically we have used internally generated cash flow, existing cash and our bank credit facility. We believe that internally generated cash flow and our credit facility will be utilized in 2004. The amount and allocation of future capital and exploration expenditures will depend upon a number of factors including the number and size of available acquisition opportunities, whether we can make an economic acquisition and our ability to assimilate acquisitions we are considering. Also, the impact of oil and gas prices on investment opportunities, the availability of capital and borrowing capability and the success of our development and exploratory activity could lead to funding requirements for further development.
The budgeted amounts and the long-term debt amounts in the table above indicate the flexibility we have to respond to investment opportunities.

Financing alternatives

         In 2003 and continuing into 2004 we are seeing the debt and equity financing capital markets open up to energy companies who operate in the exploration and production segment. This is a result of relatively strong commodity prices and the general strength reflected in the balance sheets of the companies in this segment. We are not currently considering accessing the capital markets in 2004. However, if additional development or attractive acquisition opportunities arise that exceed our current available resources, we may consider other forms of financing, including the public offering or private placement of equity or debt securities. To maintain our financial flexibility we are likely to begin negotiations on a new credit facility later in the year.

Sensitivity analysis

         The next table reflects our estimate of the effect on cash flow from operations for the years presented of a 10 percent change in our average realized sales price for natural gas, for oil and in total. These amounts have been reduced by the effective income tax rate applicable to each period since a reduction in revenue would reduce cash requirements to pay income taxes. General and administrative expenses have not been adjusted. To fund the capital and exploration expenditures we incurred in those years we would have been required to access our credit facility as a source of funds. In each of these years we had sufficient borrowing base available under our credit facility to meet this contingency without reducing or eliminating expenditures and affecting our growth strategy. Taking into account the February 20, 2004 loan balance of our credit facility we believe we have sufficient borrowing base available to continue our growth strategy if prices should change.

Pro Forma effect on revenues of a 10
percent change in average sales price:
---------------------------------------
                                               As of and for the Years Ended December 31,
                                          -----------------------------------------------------
                                              2003               2002                2001
                                          --------------    ----------------    ---------------
                                                             (In thousands)
Natural Gas                               $    13,889       $        6,944      $       8,982
Oil                                       $     6,979       $        4,350      $       3,476
                                          --------------    ----------------    ---------------
Total                                     $    20,868       $       11,294      $      12,458
                                          ==============    ================    ===============

Summary of oil and gas production hedges in place

         Our net realized oil and gas prices are impacted by hedges we have placed on future forecasted transactions. We have historically entered into hedges of existing production around the time we make acquisitions of producing oil and gas properties. Our intent is to lock-in a significant portion of an equivalent amount of production to the prices we used to elevate the economics of our acquisition. The percentage of our production that is hedged currently is a direct result of the timing of our acquisitions from Burlington and Flying J.
Aside from the major acquisitions our discretionary hedging activity has been limited.

         The table below describes the volumes and average contract prices of hedges we have in place. All of our oil and gas derivatives are swap agreements.
These hedges tend to make our earnings less sensitive to movements in commodity price and were factored in the analysis of sensitivity above.

                                Gas (per MMBtu)                            Oil (per Bbl)
                                ---------------                            -------------
Contract                                 Weighted Average                         Weighted Average
Month                     Volumes         Contract Price            Volumes        Contract Price
-----                     -------         --------------            -------        --------------
2004
January                    1,544,500    $           4.61               157,500   $          23.71
February                   1,298,300                4.56               153,500              23.71
March                      1,293,000                4.57               174,800              24.48
April                        738,900                3.72               178,000              24.66
May                          731,600                3.72               174,800              24.67
June                         725,500                3.73               173,000              24.67
July                         722,700                3.73               172,500              24.65
August                       716,600                3.74               170,900              24.65
September                    712,400                3.74               169,300              24.64
October                      710,300                3.74               167,700              24.64
November                     620,000                3.83               165,200              24.64
December                     617,000                3.83               163,100              24.64
                      ----------------- -------------------      --------------- -------------------
Total 2004                10,430,800                4.08             2,020,300              24.49
                      ----------------- -------------------      --------------- -------------------

2005

January                            -                   -                27,000              29.20
February                           -                   -                27,000              29.20
March                              -                   -                 5,900              29.20
                      ----------------- -------------------      --------------- -------------------
Total 2005                         -                   -                59,900              29.20

                      ----------------- -------------------      --------------- -------------------
All Contracts             10,430,800    $           4.08             2,080,200   $          24.63
                      ================= ===================      =============== ===================

         We anticipate that all hedge transactions will occur as expected.

         For contracts in place on December 31, 2003, a hypothetical change of
10 percent in future gas strip prices representing a $0.52 increase per MMBtu applied to a notional amount of 10.4 million MMBtu covered by natural gas swaps would cause a change in hedge gain or loss included in gas revenue of $5.5 million in 2004. A hypothetical change of 10 percent in the future NYMEX strip oil prices representing a $3.01 increase per Bbl applied to a notional amount of
2.1 MMBbl covered by crude oil swaps would cause a change in hedge gain or loss included in oil revenue of $6.1 million in 2004 and $168,000 in 2005.

Summary of interest rate hedges in place

         We entered into fixed-rate to floating-rate interest rate swaps on
$50.0 million of convertible notes on October 3, 2003. As we do not believe we have the ability to predict interest rates, we attempt to maintain a balanced allocation between fixed and floating rate debt. As our usage of the credit facility was nearing zero we elected to exchange fixed rate payments for floating rate payments on a portion of the interest on our convertible notes.
This hedge does not qualify for fair value hedge treatment under Statement of
Financial Accounting Standards No. 133, "Accounting for Derivative Instruments
and Hedging Activities."

Excluding accrued payments due to us at December 31, 2003, the interest rate swaps had a fair value liability of $104,000. Unless we access our credit facility to make an acquisition or interest rates increase dramatically, interest expense next year should decrease due to these fixed to floating interest rate swaps.

Schedule of contractual obligations

         The following table summarizes our future estimated principal payments and minimum lease payments for the periods specified (in millions):

                                                      Less than                                   More than 5
Contractual Obligations                 Total           1 year       1-3 years     3-5 years         years
----------------------------------    -----------    -----------    -----------   -----------    -------------

Long-Term Debt                         $ 111.0        $     -        $   11.0      $   100.0      $        -

Operating Leases                          10.5            2.2             3.0            2.2             3.1

Other Long-Term Liabilities                8.9            1.0             1.1            0.2             6.6
                                      -----------    -----------    -----------   -----------    -------------

Total                                  $ 130.4        $   3.2        $   15.1      $   102.4      $      9.7
                                      ===========    ===========    ===========   ===========    =============

         This table includes our 2004 estimated pension liability payment of approximately $987,000, but excludes the remaining unfunded portion of $1.4 million, as we cannot determine with accuracy the timing of future payments. We have not included asset retirement obligations for the same reason. Pension liabilities and asset retirement obligations are discussed in Note 8 and Note 9, respectively, of Part IV, Item 15 of this report.

         In the next year we have one office space lease that will expire. A second lease for office space will expire in year 3, and a third office space lease will expire in year 4. Estimated costs to replace these leases are not included in the table above. For purposes of the table we assume that the holders of our convertible notes will not exercise the conversion feature. If the holders do exercise their conversion feature, we will not have to repay the
$100.0 million. However, our common shares outstanding would increase by
3,846,150 shares.

         Our projected requirements for cash to pay interest, dividends and income taxes in 2004 are $7.9 million, $3.2 million, and $29.5 million, respectively.

Off-Balance Sheet Arrangements

         Aside from operating leases we do not have any off-balance sheet financing nor do we have any unconsolidated subsidiaries.

Critical Accounting Policies and Estimates

         We are engaged in the exploration, development, acquisition and production of natural gas and crude oil. Our discussion of financial condition and results of operation is based upon the information reported in our consolidated financial statements. The preparation of these consolidated financial statements requires us to make assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities at the date of our financial statements. We base our decisions affecting the estimates we use on historical experience and various other sources that are believed to be reasonable under the circumstances. Actual results may differ from the estimates we calculated due to changing business conditions or unexpected circumstances. Policies we believe are critical to understanding our business operations and results of operations are detailed below. For additional information on our significant accounting policies you should see Note 1 - Summary of Significant Accounting
Policies and Note 11 - Disclosures About Oil and Gas Producing Activities in
Part IV, Item 15 of this report.

         Oil and gas reserve quantities. Estimated reserve quantities and the related estimates of future net cash flows are the most important estimate an exploration and production company has because they affect the perceived value of our company and are used in significant accounting estimates including the periodic calculations of depletion, depreciation and impairment for our proved oil and gas properties. Proved oil and gas reserves are the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future periods from known reservoirs under existing economic and operating conditions. Future cash inflows and future production and development costs are determined by applying benchmark prices and costs, including transportation, quality and basis differentials, in effect at the end of each period to the estimated quantities of oil and gas remaining to be produced at the end of that period. Expected cash flows are reduced to present value using a discount rate that depends upon the purpose for which the reserve estimates will be used. For example, the standardized measure calculation required by SFAS No. 69,
"Disclosures about Oil and Gas Producing Activities," requires a 10 percent discount to be applied. Although reserve estimates are inherently imprecise, and estimates of new discoveries and undeveloped locations are more imprecise than those of established proved producing oil and gas properties, we make considerable effort to estimate our reserves. We expect that periodic reserve estimates will change in the future as additional information becomes available or as oil and gas prices and operating and capital costs change. Changes in depletion, depreciation or impairment calculations caused by changes in reserve quantities or net cash flows are recorded in the period that the reserve estimates changed.

         The following table reflects the estimated MMCFE change and percentage change to our reported reserve volumes from the described hypothetical changes:

                                                         Years Ended December 31,
                               --------------------------------------------------------------------------------
                                        2003                        2002                      2001
                               ------------------------    -----------------------    -------------------------
                                 MMCFE        Percent        MMCFE       Percent        MMCFE         Percent
                                 Change        Change       Change        Change        Change        Change
                               -----------    ---------    ----------    ---------    -----------    ----------

A 10% decrease in Pricing          9,479            2%        8,700            2%         22,629             6%
                               ===========                 ==========                 ===========
A 10% decrease in Proven
    Undeveloped Reserves           6,744            1%        6,043            1%          5,353             1%
                               ===========                 ==========                 ===========

         Successful efforts method of accounting. Generally accepted accounting principles provide for two alternative methods for the oil and gas industry to use in accounting for oil and gas producing activities. These two methods are generally known in our industry as the full cost method and the successful efforts method. Both methods are widely used. The methods are different enough that in many circumstances the same set of facts will provide materially different financial statement results within a given year. We have chosen the successful efforts method of accounting for our oil and gas producing activities and a detailed description is included in Note 1 of Part IV, Item 15 of this report.

         Revenue recognition. Our revenue recognition policy is significant because revenue is a key component of our results of operations and our forward-looking statements contained in our analyses of liquidity and capital resources. We derive our revenue primarily from the sale of produced natural gas and crude oil. Revenue is recorded in the month our production is delivered to the purchaser, but payment is generally received between 30 and 90 days after the date of production. At the end of each month we make estimates of the amount of production delivered to the purchaser and the price we will receive. We use our knowledge of our properties; their historical performance; the anticipated effect of weather conditions during the month of production; NYMEX and local spot market prices; and other factors as the basis for these estimates.

Variances between our estimates and the actual amounts received are recorded in the month payment is received. A 10 percent change in our year-end revenue accrual would have impacted net income before tax by $5.9 million in 2003, $3.7 million in 2002 and $3.3 million in 2001.

         Crude oil and natural gas hedging. Our crude oil and natural gas hedging contracts will usually qualify for cash flow deferral hedge accounting under SFAS No. 133. This policy is significant because it affects the timing of revenue recognition in our statements of operations and is discussed prominently in our forward looking statements contained in our discussions of liquidity and capital resources. Under this accounting pronouncement a majority of the gain or loss from a contract qualifying as a cash flow hedge is deferred as to statement of operations recognition. The position reflected in the statement of operations is based on the actual settlements with the counterparty. We include this gain or loss in oil and gas production revenues. If our natural gas and crude oil hedge contracts did not qualify for hedge accounting treatment or we chose not to use this hedge accounting methodology, our periodic statements of operations could include significant changes in the estimate of non-cash derivative gain or loss due to swings in the value of these contracts. Consequently we would report a different amount for oil and gas production revenues in our statement of operations. These fluctuations could be especially significant in a volatile pricing environment such as we have encountered over the last three years. Net income after tax would have increased or (decreased) for 2003, 2002 and 2001 by the following amounts: $(14.3 million), $(6.3 million), and $6.9 million, respectively.

         Asset retirement obligations. Under SFAS No. 143, "Accounting for Asset
Retirement Obligations," we are required to recognize an estimated liability for future costs associated with the abandonment of our oil and gas properties. We base our estimate of the liability on our historical experience in abandoning oil and gas wells projected into the future based on our current understanding of federal and state regulatory requirements. Our projections require us to estimate economic lives of our properties, future inflation rates applied to external estimates as well as a credit adjusted risk-free rate to use in present value calculations. The statement of operations impact of this calculation is reflected in our depreciation, depletion and amortization calculations and occurs over the remaining life of our oil and gas properties.

         Valuation of long-lived and intangible assets. Our property and equipment is recorded at cost. An impairment allowance is provided on unproved property when we determine that the property will not be developed. We evaluate the realizability of our proved producing and other long-lived assets whenever events or changes in circumstances indicate that an impairment may have occurred. Our impairment test compares the expected undiscounted future net revenues from a property, using escalated pricing with the related net capitalized costs of the property at the end of each period. When the net capitalized costs exceed the undiscounted future net revenue of a property, the cost of the property is written down to our estimate of fair value, which is determined by applying a 15 percent discount rate to future net revenues. Our criteria for an acceptable internal rate of return are subject to change over time. Different pricing assumptions or discount rates could result in a different calculated impairment

         Income taxes. We provide for deferred income taxes on the difference between the tax basis of an asset or liability and its carrying amount in our financial statements in accordance with SFAS No. 109, "Accounting for Income
Taxes." This difference will result in taxable income or deductions in future years when the reported amount of the asset or liability is recovered or settled, respectively. Considerable judgment is required in determining when these events may occur and whether recovery of an asset is more likely than not.
Additionally, our federal and state income tax returns are generally not filed before the consolidated financial statements are

prepared, therefore we estimate the tax basis of our assets and liabilities at the end of each period as well as the effects of tax rate changes, tax credits and net operating and capital loss carryforwards. Adjustments related to differences between the estimates we used and actual amounts we reported are recorded in the period in which we file our income tax returns. These adjustments and changes in our estimates of asset recovery could have an impact on our results of operations. A 1.0 percent change in our effective tax rate would have affected our calculated income tax expense by $1.5 million,
$426,000 and $623,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

         Stock options. In December 2002 the FASB issued SFAS No. 148,
"Accounting for Stock-Based Compensation -- Transition and Disclosure: an
amendment of FASB Statement No. 123." This statement amends SFAS No. 123,
"Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. We account for stock-based compensation using the intrinsic value recognition and measurement principles detailed in
Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to
Employees." No stock-based employee compensation expense has been reflected in our net income as all options granted under our plans had an exercise price equal to the market value of the underlying common stock on the date of grant.
We currently use the Black-Scholes option valuation model to calculate required disclosures under SFAS No. 123. This model requires us to make estimates regarding the risk free interest rate, our dividend yield, the volatility of our stock price, and the expected life of the options. A change in any one of these estimates can have a material impact on the amount of calculated compensation expense. See Notes 1 and 7 of Part IV, Item 15 of this report for additional details.

Additional Comparative Data in Tabular Format:

                                                                               Change Between Years
                                                                     ----------------------------------------
Oil and Gas Production Revenues                                        2003 and 2002         2002 and 2001
                                                                     ------------------    ------------------
Increase (decrease) in oil and gas production
     revenues (in thousands)                                          $      179,444        $     (18,303)
                                                                     ==================    ==================

Components of Revenue Increases (Decreases):

Natural Gas
-----------
Price change per Mcf                                                  $         1.89        $       (0.73)
Price percentage change                                                          63%                 (20)%
Production change (MMcf)                                                      11,499               (1,327)
Production percentage change                                                     30%                  (3)%

Oil
---
Price change per Bbl                                                  $         1.62        $         2.05
Price percentage change                                                           6%                    9%
Production change (MBbl)                                                       1,726                   381
Production percentage change                                                     61%                   16%

Our product mix as a percentage of total oil and gas revenue and production:

Revenue                                                         2003              2002              2001
-------                                                     --------------    --------------    -------------
Natural Gas                                                      66%               62%              72%
Oil                                                              34%               38%              28%
Production
Natural Gas                                                      65%               69%              73%
Oil                                                              35%               31%              27%

Information regarding the effects of oil and gas hedging activity:

Natural Gas Hedging                                               2003                  2002                  2001
-------------------                                         ------------------    ------------------    ------------------
Percentage of gas production hedged                                       40%                   45%                   41%
Natural gas MMBtu hedged                                         21.7 million          18.9 million          17.6 million
Decrease in gas revenue                                        ($11.4 million)        ($4.1 million)       ($19.2 million)
Average realized gas price per Mcf before hedging           $            5.12     $            3.10     $            4.22

Oil Hedging                                                       2003                  2002                  2001
-----------                                                 ------------------    ------------------    ------------------
Percentage of oil production hedged                                       54%                   54%                   35%
Oil volumes hedged (MBbl)                                               2,474                 1,518                   841
Increase (decrease) in oil revenue                             ($11.1 million)         $1.9 million         ($1.9 million)
Average realized gas price per Bbl before hedging           $           29.40     $           24.69     $           24.08

Information regarding the components of exploration expense:

Summary of Exploration Expense (In millions)                     2003                  2002                  2001
---------------------------------------------               ------------------    ------------------    ------------------
Geological and geophysical expenses                         $             5.1     $             3.5     $             4.6
Exploratory dry holes                                                     8.5                   7.7                   9.0
Overhead and other expenses                                              13.1                   8.3                   5.9
                                                            ------------------    ------------------    ------------------
                                                            $            26.7     $            19.5     $            19.5
                                                            ==================    ==================    ==================

Comparison of Financial Results and Trends between 2003 and 2002

         Oil and Gas Production Revenues. Average net daily production increased
40 percent to 210.7 MMCFE for 2003 compared with 150.8 MMCFE in 2002. Included in our 2003 production volumes are 13.8 MMCFE from the Burlington and Flying J acquisitions. Wells completed in 2002 and 2003 and properties acquired in 2002 and during 2003 have added revenue of $135.3 million and average net daily production of 71.0 MMCFE in 2003 compared to 2002.

         The hedging activity table reflects increased hedging of oil production as a result of our Burlington and Flying J acquisitions.

         Gain (loss) on sale of proved properties. In 2003 we closed the sale of certain Texas, Wyoming and other properties and recognized net gains of $8.8 million.

         Oil and Gas Production Expenses. Total production costs increased $37.7 million to $88.5 million for 2003, from $50.8 million in 2002. Our acquisition of properties from Burlington and Flying J added $24.9 million of incremental production costs, and wells completed in 2002 and 2003 added $7.9 million of incremental production costs in 2003 that were not reflected in 2002.
Additionally, we experienced an increase in production taxes consistent with the increase in revenue from higher realized prices.

         Total oil and gas production costs per MCFE increased $0.23 to $1.15 for 2003, compared with $0.92 for 2002. This increase is comprised of the following:

         o  A $0.09 increase in production taxes due to higher realized per MCFE prices;
         o  A $0.03 increase due to rising transportation costs in our Rockies and Mid-Continent regions;
         o  A $0.03 increase in LOE relating to workover charges for projects in our Gulf Coast, Rocky Mountain and ArkLaTex regions;
         o  A $0.14 increase in LOE that reflects our additions of higher cost oil properties in our; Rocky Mountain region through our
            acquisitions from Burlington and Flying J; and
         o  A $0.06 decrease reflecting general decreases in LOE per MCFE in our other core areas.

         Exploration. Exploration expense increased 37 percent in 2003. The most significant component of our increase to exploration expense was $4.8 million for increased exploration overhead due to increases in our geologic and exploration staff as a result of the acreage we have acquired in the Williston,
Green River, Wind River and Powder River basins and due to increases in our exploration-related incentive compensation.

         General and Administrative. General and administrative expenses increased $10.9 million or 76 percent to $25.2 million for 2003, compared with
$14.3 million in 2002. Approximately $5.3 million of the 2003 expense is non-cash and relates to the mark-to-market effect of our net profits interest bonus plan. The increase in cost on a per MCFE basis reflects a higher percentage increase in G&A, primarily due to an increase in our compensation expense, than the proportionate increase in production of 40 percent for the period.

         An increase in our employee count from 185 to 226 has resulted in a general increase in G&A of $5.4 million between 2003 and 2002. That increase plus a $12.4 million increase in expense associated with our incentive compensation plans, a $1.0 million increase in accrued charitable contributions expense and a $539,000 increase in insurance and corporate governance costs were offset by an $8.3 million increase in COPAS overhead reimbursement from operations and G&A we allocated to exploration expense. COPAS overhead reimbursement from operations has increased by $3.5 million due to an increase of 413 in the number of properties we operate in our Rocky Mountain region as a result of our Burlington and Flying J acquisitions. During 2003 we sold 74 of these properties. The increase in expense associated with our incentive compensation plans reflects both the benefit we have received from the current price environment for past employee performance and the performance of our employees during the current year.

         Interest Expense. Interest expense increased by $4.1 million to $8.0 million for 2003 compared to $3.9 million for 2002. The increase reflects a full year of accrued interest in 2003 on our 5.75% convertible notes that were issued in March 2002, the benefit of an interest rate swap that reduced interest expense in 2002 by $839,000, the 0.5% contingent interest provision which applied in all of 2003 but for only 15 days during the comparable period in
2002, and increased borrowings under our credit facility in 2003 relative to the prior year.

         Income Taxes. Income tax expense totaled $55.9 million for 2003 and
$15.0 million in 2002, resulting in effective tax rates of 38.3 percent and 35.3 percent, respectively. The effective rate change from 2002 reflects an increase in our highest marginal federal tax rate, the expiration of the Section 29 tax credit, adjustments to valuation allowances to reflect the likelihood that prior
Alternative Minimum Tax credits created by Section 29 credits will not be used, changes in the composition of the highest marginal state tax rates as a result of our recent acquisitions and the 2002 adjustment to valuation allowances against state income taxes from net operating loss carryovers.

         The current portion of the income tax expense in 2003 is $32.2 million compared to $569,000 in 2002. These amounts are 58 percent and 4 percent of the total tax for the respective periods. The difference results from increased taxable income caused by significantly higher oil and gas prices and production, and a reduction in the percentage of deductible intangible drilling costs relative to total income. We have increased our budget for drilling expenditures and revenues are projected for a slight increase in 2004. Therefore, we believe that current taxable income will be lower and that the current portion of income tax as a percentage of total income tax will decrease.

         Cumulative effect of change in accounting principal, net of income tax.
On January 1, 2003 we adopted SFAS No. 143. The impact of adoption resulted in income to us of $8.8 million offset by the deferred income tax effect of $3.4 million. See Note 9 of the Notes to Consolidated Financial Statements under Part
IV, Item 15 of this report.

Comparison of Financial Results and Trends between 2002 and 2001

         Oil and Gas Production Revenues. Average net daily production increased to 150.8 MMCFE in 2002 compared to 148.2 MMCFE in 2001. Our November 2001 acquisition from Choctaw II Oil & Gas, Ltd. added $13.7 million of revenue and average daily production of 11.2 MMCFE in 2002. Wells completed in 2002 and our acquisitions added average net daily production of 19.7 MMCFE. These increases offset declines in average daily production from older properties that include an average 5.8 MMCFE/day decline from the Judge Digby field.

         Gain (loss) on sale of proved properties. In December 2002 we closed the sale of certain Texas properties and recognized a $2.6 million net loss.

         Oil and Gas Production Expenses. Total production expenses decreased
$4.2 million, or 8 percent in 2002 to $50.8 million compared with $55.0 million in 2001. In the second quarter of 2002 our Gulf Coast region experienced a $2.7 million decrease in LOE that was comprised of a decrease in workover expense and an adjustment due to the issuance of a revised Authorization for Expenditure by the operator at Judge Digby. This revised AFE indicated that workover LOE we previously expensed under the original AFE should have been capitalized and recorded as property, plant and equipment. Our total workover expense decreased
$5.1 million from 2001 to 2002. Other decreases in LOE attributable to our efforts to reduce LOE in total and on a per MCFE basis were offset by $7.3 million of LOE incurred on properties acquired since November 2001, wells completed in 2002 and the $863,000 increase in transportation costs. The
$991,000 decrease in production taxes reflects the decrease in revenue discussed above.

         Total oil and gas production costs per MCFE decreased 10 percent to
$0.92 for 2002 compared with $1.02 in 2001. This decrease is comprised of the following:

         o  A $0.03 decrease in production taxes due to lower realized per MCFE prices;
         o  A $0.09 decrease in LOE, net of general inflation increases, due to our efforts to decrease LOE in total and on a per MCFE basis;
         o  A $0.10 decrease in LOE attributable to the decrease in total workover expense in excess of general cost inflation increases;
         o  A $0.03 increase in LOE and transportation costs attributable to property acquisitions and 2002 well additions outside of the
            Williston Basin; and
         o  A $0.09 increase in LOE and transportation costs attributable to increased activity in the higher cost Williston Basin.

         General and Administrative. General and administrative expenses increased $2.5 million or 22 percent to $14.3 million in 2002 compared to $11.8 million in 2001. On a per MCFE basis these costs increased 18 percent to $0.26 in 2002 from $0.22 in 2001. We experienced an increase in non-compensation general expenses of $1.0 million due primarily to increased personnel and general cost inflation. This amount plus a $3.7 million increase in compensation expense associated with increased personnel and our incentive plans were partially offset by a $2.2 million increase in COPAS overhead reimbursement from operations and costs allocated to exploration expense.

         Interest Expense. Interest expense increased to $3.9 million in 2002.
This amount reflects accrued interest on our convertible notes. The amount we accrued and paid in 2002 was affected by a fixed-rate to floating-rate interest rate swap we entered into in March 2002 and closed at a net gain in December
2002. Without this swap, interest expense for the period ending December 31,
2002, would have been $4.6 million.

         Income Taxes. Income tax expense totaled $15.0 million in 2002 resulting in an effective tax rate of 35.3 percent compared to $21.8 million in
2001 at an effective tax rate of 35.0 percent. The effective rate change from
2001 reflects increased accrued state income taxes from marginal rate adjustments offset by adjustments to valuation allowances against state net operating loss carryovers. We adjusted the valuation allowance after we considered a number of factors, including our prior utilization of net operating losses and carryovers, tax planning strategies for utilizing both federal and state net operating loss and capital loss carryovers and projections of future taxable income. We also took into account the reversal of prior temporary timing differences and the effect that recent acquisitions will have on anticipated expenditures for intangible drilling costs. Based on the weight of positive and negative evidence regarding the recoverability of our net deferred tax assets, we concluded that only a partial valuation allowance was required.

Other Liquidity and Capital Resource Information

Common Stock Activity

         On January 29, 2003, we financed the acquisition of oil and gas properties by issuing a total of 3,380,818 restricted shares of our common stock to Flying J Oil & Gas Inc. and Big West Oil & Gas Inc. In addition, we made a non-recourse loan to Flying J and Big West in the amount of $71.6 million at LIBOR plus 2 percent for up to a 39-month period. We also entered into a put and call option agreement with Flying J whereby during the 39-month loan period
Flying J could elect to put these shares to us for $71.6 million plus accrued interest on the loan during the first thirty months of the loan period, and we could elect to call the shares for $97.4 million, with the proceeds from the exercise of either the put option or the call option to be applied to the repayment of the loan. For financial reporting purposes the above arrangements have been treated as an acquisition of properties in exchange for $71.6 million of cash plus the net option to Flying J valued at $1.0 million, resulting in a total valuation of $72.6 million. Operating results from the acquired properties have been included in the consolidated statements of operations only from the date of closing. See Note 3 of Part IV, Item 15 of this report. See the overview to liquidity and capital resources for a description of the repurchase of these shares.

Pension Benefits

         Substantially all of our employees who meet age and service requirements participate in a non-contributory defined benefit pension plan. At
December 31, 2003, we have recorded a $914,000 pre-tax loss in accumulated other comprehensive income related to this plan. We believe this obligation will be funded from future cash flow from operating activities. For purposes of calculating our obligation under the plan, we have used an expected return on plan assets of 8 percent. We think this rate of return is appropriate over the long-term given the 60 percent equity and 40 percent debt securities mix of investment for plan assets and the historical rate of return provided by equity and debt securities since the 1920s. Our estimated rate of return for 2003 was
24.5 percent and was a negative 10.0 percent for 2002. The difference in investment income using our projected rate of return compared to our actual rates of return for the past two years was not material and will not have a material effect on statements of operation or cash flow from operating activities in future years.

         For the 2003 plan year, a 0.25 percent decrease in the discount rate combined with a 1.25 percent decrease in the rate of future compensation increases caused a $43,000 decrease in the projected benefit obligation of the plan. We do not believe this change was material and project that it will not have a material effect on the results of operations or on cash flow from operating activities in future periods.

         We also have a supplemental non-contributory defined benefit pension plan that covers certain management employees. There are no plan assets for this plan. For the 2003 plan year, a 0.25 percent decrease in the discount rate combined with a 0.25 percent decrease in the rate of future compensation increases caused a $227,000 increase in the projected benefit obligation for this plan. This plan's accumulated benefit obligation was $1.2 million at
December 31, 2003, and was $853,000 at December 31, 2002. We believe this obligation will be funded from future cash flow from operating activities.

Accounting Matters

         We recognized a $5.4 million gain net of income tax in 2003 from the adoption of SFAS No. 143 effective January 1, 2003.

         We refer you to Note 1 of Part IV, Item 15 of this report for a detailed discussion regarding the adoption of SFAS No. 141 and SFAS No. 142 and the reporting issue that has arisen regarding these statements and for a discussion of recently issued accounting standards. We have addressed this issue in accordance with the best available information at the time of filing this report.

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

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required by this item is provided under the captions
"Interest Rate Risk" and "Sensitivity Analysis" in Item 7 above and is incorporated herein by reference.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Financial Statements that constitute Item 8 follow the text of this report. An index to the Consolidated Financial Statements and
Schedules appears in Item 15(a) of this report.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
              AND FINANCIAL DISCLOSURE

         As previously reported in our current reports on Form 8-K filed with the SEC on May 30, 2002, and June 5, 2002, we dismissed Arthur Andersen LLP as our independent accountants on May 23, 2002, and we engaged Deloitte & Touche
LLP as our new independent accountants on June 3, 2002. The St. Mary Audit
Committee and Board of Directors approved this change in accountants.

ITEM 9A.      CONTROLS AND PROCEDURES

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

         We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the
Vice-President - Finance, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, the Chief Executive
Officer and the Vice-President - Finance concluded that our disclosure controls and procedures are effective for the purposes discussed above as of the end of the period covered by this Annual Report on Form 10-K. There was no significant change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item concerning St. Mary's Directors is incorporated by reference to the information provided under the captions
"Election of Directors" and "Nominees for Election of Directors" in St. Mary's
definitive proxy statement for the 2004 annual meeting of stockholders to be filed within 120 days from December 31, 2003. The information required by this
Item concerning St. Mary's executive officers is incorporated by reference to the information provided in Part I--Item 4A--Executive Officers of the
Registrant, included in this Form 10-K.

         The information required by this Item concerning compliance with
Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information provided under the caption "Section 16(a)
Beneficial Ownership Reporting Compliance" in St. Mary's definitive proxy statement for the 2004 annual meeting of stockholders to be filed within 120 days from December 31, 2003.

ITEM 11.      EXECUTIVE COMPENSATION

         The information required by this Item is incorporated by reference to the information provided under the captions, "Director Compensation," "Executive
Compensation," "Report of the Compensation Committee on Executive Compensation,"
"Retirement Plans," "Performance Graph," and "Employee Agreements and
Termination of Employment and Change-in-Control Arrangements" in St. Mary's
definitive proxy statement for the 2004 annual meeting of stockholders to be filed within 120 days from December 31, 2003.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The information required by this Item concerning security ownership of certain beneficial owners and management is incorporated by reference to the information provided under the caption "Security Ownership of Certain Beneficial
Owners and Management" in St. Mary's definitive proxy statement for the 2004 annual meeting of stockholders to be filed within 120 days from December 31,
2003.

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

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated by reference to the information provided under the caption "Certain Relationships and Related
Transactions" in St. Mary's definitive proxy statement for the 2004 annual meeting of stockholders to be filed within 120 days from December 31, 2003.

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES

         The information required by this Item is incorporated by reference to the information provided under the caption "Independent Accountants" in St.
Mary's definitive proxy statement for the 2004 annual meeting of stockholders to be filed within 120 days from December 31, 2003.

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

    (b) Reports on Form 8-K.

         St. Mary Land & Exploration Company filed the following current reports on Form 8-K during the quarter ended December 31, 2003:

         On October 8, 2003, we filed a current report on Form 8-K reporting under Item 12 that we issued a press release providing an update on our operations for the third quarter 2003.

         On October 23, 2003, we filed a current report on Form 8-K reporting under Item 9 that we issued a press release announcing a regular semi-annual cash dividend of five cents per share to be paid on November 17, 2003.

         On November 6, 2003, we filed a current report on Form 8-K reporting under Item 12 that we issued a press release announcing the results of operations for the quarterly period ended September 30, 2003.

         On November 6, 2003, we filed a current report on Form 8-K/A amending the financial highlights attachment filed with the Form 8-K on November 6, 2003.

         On December 5, 2003, we filed a current report on Form 8-K reporting under Item 5 that we will proceed with the development of coalbed methane reserves in the Hanging Woman Basin and that we sold certain oil and gas properties for approximately $22 million with an aggregate gain of approximately
$7 million.

    (c) Exhibits. The following exhibits are filed with or incorporated by reference into this report on Form 10-K:

      Exhibit
      Number   Description
      ------   -----------

      3.1      Restated Certificate of Incorporation of St. Mary Land &
               Exploration Company as amended in May 2001 (filed as Exhibit 3.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference)
      3.2      Restated By-Laws of St. Mary Land & Exploration Company as
               amended on March 27, 2003 (filed as Exhibit 3.2 to the
               registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference)
      4.1      St. Mary Land & Exploration Company Shareholder Rights
               Plan adopted on July 15, 1999 (filed as Exhibit 4.1 to the registrant's Quarterly Report on Form 10-Q/A for the quarter ended June 30, 1999 and incorporated herein by reference)
      4.2      First Amendment to Shareholders Rights Plan dated March 15,
               2002 as adopted by the Board of Directors on July 19, 2001
               (filed as Exhibit 4.2 to the registrant's Annual Report on
               Form 10-K for the year ended December 31, 2001 and
               incorporated herein by reference)
      10.1     St. Mary Land & Exploration Company Stock Option Plan, As
               Amended on May 22, 2003 (filed as Exhibit 99.1 to the
               registrant's Registration Statement on Form S-8 (Registration
               No. 333-106438) and incorporated herein by reference)
      10.2     St. Mary Land & Exploration Company Incentive Stock Option
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
               33-53512) and incorporated herein by reference)
      10.4     Summary Plan Description/Pension Plan dated December 30, 1994
               (filed as Exhibit 10.35 to the registrant's Annual Report on
               Form 10-K for the year ended December 31, 1994 and
               incorporated herein by reference)
      10.5     Non-qualified Unfunded Supplemental Retirement Plan, as
               amended (filed as Exhibit 10.8 to the registrant's
               Registration Statement on Form S-1 (Registration No. 33-53512)
               and incorporated herein by reference)
      10.6     St. Mary Land & Exploration Company Employee Stock
               Purchase Plan (filed as Exhibit 10.48 filed to the
               registrant's Annual Report on Form 10-K (for the year ended
               December 31, 1997 and incorporated herein by reference)
      10.7     First Amendment to St. Mary Land & Exploration Company
               Employee Stock Purchase Plan dated February 27, 2001 (filed as
               Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference)
      10.8     Form of Change of Control Severance Agreements (filed as
               Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated
               herein by reference)
      10.9     Employment Agreement between Registrant and Mark A.
               Hellerstein (filed as Exhibit 10.15 to the registrant's
               Registration Statement on Form S-1 (Registration No. 33-53512)
               and incorporated herein by reference)
      10.10    Registration Rights Agreement between St. Mary Land &
               Exploration Company and Bear, Stearns & Co. Inc., et al dated
               March 13, 2002 (filed as Exhibit 10.25 to the registrant's Annual
               Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference)

      Exhibit
      Number   Description
      ------   -----------

      10.11    St. Mary Land & Exploration Company 5.75% Senior Convertible
               Notes Due 2002 Indenture dated March 13, 2002 (filed as
               Exhibit 10.26 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference)
      10.12    Purchase and Sale Agreement dated October 1, 2002, effective as of July 1, 2002, between Burlington Resources Oil & Gas
               Company LP and The Louisiana Land and Exploration Company and
               Nance Petroleum Corporation (filed as Exhibit to the
               registrant's Current Report on Form 8-K filed on December 12,
               2002 and incorporated herein by reference)
      10.13    Purchase and Sale Agreement dated as of December 13, 2002
               among Flying J Oil & Gas Inc., Big West Oil & Gas Inc.,
               NPC Inc. and St. Mary Land & Exploration Company (filed as
               Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on February 13, 2003 and incorporated herein by reference)
      10.14    Addendum dated January 29, 2003 to Purchase and Sale Agreement dated December 13, 2002 (filed as Exhibit 10.2 to the
               registrant's Current Report on Form 8-K filed on February 13,
               2003 and incorporated herein by reference)
      10.15    Nonrecourse Secured Promissory Note dated January 29, 2003 by
               Flying J Oil & Gas Inc. and Big West Oil & Gas Inc.
               (filed as Exhibit 10.3 to the registrant's Current Report on Form
               8-K filed on February 13, 2003 and incorporated herein by
               reference)
      10.16    Stock Pledge Agreement from Flying J Oil & Gas Inc. and Big
               West Oil & Gas Inc. to St. Mary Land & Exploration
               Company executed as of January 29, 2003 (filed as Exhibit 10.4 to the registrant's Current Report on Form 8-K filed on February 13,
               2003 and incorporated herein by reference)
      10.17    Registration Rights Agreement dated as of January 29, 2003 among
               St. Mary Land & Exploration Company, Flying J Oil & Gas
               Inc. and Big West Oil & Gas Inc. (filed as Exhibit 10.5 to the registrant's Current Report on Form 8-K filed on February 13,
               2003 and incorporated herein by reference)
      10.18    Put and Call Option Agreement dated as of January 29, 2003 among
               St. Mary Land & Exploration Company, Flying J Oil & Gas
               Inc. and Big West Oil & Gas Inc. (filed as Exhibit 10.6 to the registrant's Current Report on Form 8-K filed on February 13,
               2003 and incorporated herein by reference)
      10.19    Standstill Agreement dated as of January 29, 2003 among St. Mary
               Land & Exploration Company, Flying J Oil & Gas Inc. and
               Big West Oil & Gas Inc. (filed as Exhibit 10.7 to the
               registrant's Current Report on Form 8-K filed on February 13,
               2003 and incorporated herein by reference)
      10.20    Share Transfer Restriction Agreement dated as of January 29, 2003 among St. Mary Land & Exploration Company, Flying J Oil &
               Gas Inc. and Big West Oil & Gas Inc. (filed as Exhibit 10.8 to the registrant's Current Report on Form 8-K filed on February
               13, 2003 and incorporated herein by reference)
      10.21    Indemnity Guarantee Agreement dated January 29, 2003 between NPC
               Inc. and Flying J Inc. (filed as Exhibit 10.9 to the registrant's
               Current Report on Form 8-K filed on February 13, 2003 and
               incorporated herein by reference)
      10.22    Security Agreement made as of May 1, 2002 by St. Mary Land &
               Exploration Company, St. Mary Operating Company, St. Mary
               Energy Company, Nance Petroleum Corporation, St. Mary Minerals
               Inc., Parish Corporation, Four Winds Marketing LLC, and
               Roswell LLC, in favor of Bank of America, N.A. (filed as
               Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference)

      Exhibit
      Number   Description
      ------   -----------

      10.23    Stock Pledge Agreement made as of May 1, 2002 by St. Mary Land
               & Exploration Company in favor of Bank of America, N.A.
               (filed as Exhibit 10.2 to the registrant's Quarterly Report on
               Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference)
      10.24    LLC Pledge Agreement made as of May 1, 2002 by St. Mary Land
               & Exploration Company in favor of Bank of America, N.A.
               (filed as Exhibit 10.3 to the registrant's Quarterly Report on
               Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference)
      10.25    Guaranty made as of May 1, 2002 by St. Mary Operating Company,
               St. Mary Energy Company, Nance Petroleum Corporation, St. Mary
               Minerals, Inc., Parish Corporation, Four Winds Marketing LLC
               and Roswell LLC in favor of Bank of America, N.A. (filed as
               Exhibit 10.4 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference)
      10.26    Credit Agreement dated as of January 27, 2003 among St. Mary
               Land & Exploration Company, Wachovia Bank, National
               Association of Administrative Agent, and the Lenders party thereto (filed as Exhibit 10.44 to the registrant's Annual
               Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference)
      10.27    Amendment to and Extension of Office Lease dated as of
               December 14, 2001 (filed as Exhibit 10.45 to the registrant's
               Annual Report on Form 10-K for the year ended December 31,
               2003 and incorporated herein by reference)
      10.28    St. Mary Land & Exploration Company Non-Employee Director
               Stock Compensation Plan as adopted on March 27, 2003 (filed as
               Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference)
      10.29    Guaranty Agreement by St. Mary Energy Company in favor of
               Wachovia Bank, National Association, as Administrative Agent,
               dated January 27, 2003 (filed as Exhibit 10.4 to the
               registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference)
      10.30    Guaranty Agreement by St. Mary Operating Company in favor of
               Wachovia Bank, National Association, as Administrative Agent,
               dated January 27, 2003 (filed as Exhibit 10.5 to the
               registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference)
      10.31    Guaranty Agreement by Nance Petroleum Corporation in favor of
               Wachovia Bank, National Association, as Administrative Agent,
               dated January 27, 2003 (filed as Exhibit 10.6 to the
               registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference)
      10.32    Guaranty Agreement by NPC Inc. in favor of Wachovia Bank,
               National Association, as Administrative Agent, dated January
               27, 2003 (filed as Exhibit 10.7 to the registrant's Quarterly
               Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference)
      10.33    Pledge and Security Agreement between St. Mary Land &
               Exploration Company and Wachovia Bank, National Association,
               as Administrative Agent, dated January 27, 2003 (filed as
               Exhibit 10.8 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference)

      Exhibit
      Number   Description
      ------   -----------

      10.34    Pledge and Security Agreement between Nance Petroleum
               Corporation and Wachovia Bank, National Association, as
               Administrative Agent, dated January 27, 2003 (filed as Exhibit
               10.9 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by
               reference)
      10.35    First Supplement and Amendment to Deed of Trust, Mortgage,
               Line of Credit Mortgage, Assignment, Security Agreement,
               Fixture Filing and Financing Statement for the benefit of
               Wachovia Bank, National Association, as Administrative Agent,
               dated effective as of January 27, 2003 (filed as Exhibit 10.10 to the registrant's Quarterly Report on Form 10-Q for the
               quarter ended June 30, 2003 and incorporated herein by
               reference)
      10.36    Deed of Trust - St. Mary Land & Exploration to Wachovia Bank,
               National Association, as Administrative Agent, dated effective as of January 27, 2003 (filed as Exhibit 10.11 to the
               registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference)
      10.37    Deed of Trust (CO, NV, SD) to Wachovia Bank, National
               Association, as Administrative Agent, dated effective as of
               April 2003 (filed as Exhibit 10.12 to the registrant's
               Quarterly Report on Form 10-Q for the quarter ended June 30,
               2003 and incorporated herein by reference)
      10.38    Deed of Trust (LA, MT, ND, NM, OK, TX, UT, WY) to Wachovia
               Bank, National Association, as Administrative Agent, dated effective as of April 2003 (filed as Exhibit 10.13 to the
               registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference)
      10.39    First Supplement and Amendment to Deed of Trust, Mortgage,
               Line of Credit Mortgage, Assignment, Security Agreement,
               Fixture Filing and Financing Statement for the benefit of
               Wachovia Bank, National Association, as Administrative Agent,
               dated effective as of April 2003 (filed as Exhibit 10.14 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference)
      10.40    Second Supplement and Amendment to Deed of Trust, Mortgage,
               Line of Credit Mortgage, Assignment, Security Agreement,
               Fixture Filing and Financing Statement for the benefit of
               Wachovia Bank, National Association, as Administrative Agent,
               dated effective as of April 2003 (filed as Exhibit 10.15 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference)

      Exhibit
      Number   Description
      ------   -----------

      10.41*   First Amendment to Credit Agreement dated January 27, 2003 among
               St. Mary Land & Exploration Company, Wachovia Bank,
               National Association as Issuing Bank and Administrative Agent,
               and the Lenders party thereto
      10.42*   Net Profits Interest Bonus Plan, As Amended on February 3, 2004
      12.1*    Computation of Ratios of Earnings to Fixed Charges
      14.1*    Code of Business Conduct and Ethics
      16.1     Letter by Arthur Andersen LLP to the Securities and Exchange
               Commission dated May 28, 2002 (filed as Exhibit 16.1 to the registrant's Current Report on Form 8-K filed on May 30, 2002
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

------------------------------
      *   Filed with this Form 10-K.

    (d) Financial Statement Schedules. See Item 15(a) above.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
St. Mary Land & Exploration Company and Subsidiaries

We have audited the accompanying consolidated balance sheets of St. Mary Land
& Exploration Company and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The Company's consolidated financial statements for the year ended
December 31, 2001, were audited by other auditors who have ceased operations.
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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the
United States of America.

As discussed in Note 9 to the consolidated financial statements, the Company changed its method of accounting for asset retirement obligations in 2003 with the implementation of Statement of Financial Standards No. 143 "Accounting for
Asset Retirement Obligations."

/s/ DELOITTE & TOUCHE LLP
Denver, Colorado
February 26, 2004

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                                         December 31,
                                                                                -------------------------------
                                   ASSETS                                            2003              2002
                                                                                -------------     -------------
Current assets:
   Cash and cash equivalents                                                      $   14,827        $   11,154
   Short-term investments                                                             12,509             1,933
   Accounts receivable                                                                65,084            35,399
   Prepaid expenses and other                                                          6,020             6,510
   Deferred income taxes                                                               8,872             3,520
   Other                                                                                 611             1,031
                                                                                -------------     -------------
        Total current assets                                                         107,923            59,547
                                                                                -------------     -------------
Property and equipment (successful efforts method), at cost:
   Proved oil and gas properties                                                     858,246           683,752
   Less - accumulated depletion, depreciation and amortization                      (312,719)         (263,436)
   Unproved oil and gas properties, net of impairment allowance
      of $10,776 in 2003 and $8,865 in 2002                                           61,484            47,984
   Other property and equipment, net of accumulated depreciation
      of $4,656 in 2003 and $3,586 in 2002                                             4,276             3,639
                                                                                -------------     -------------
                                                                                     611,287           471,939
                                                                                -------------     -------------
Noncurrent assets:
   Restricted cash subject to Section 1031 Exchange                                   10,353                 -
   Other noncurrent assets                                                             6,291             5,653
                                                                                -------------     -------------
        Total noncurrent assets                                                       16,644             5,653
                                                                                -------------     -------------
Total Assets                                                                      $  735,854        $  537,139
                                                                                =============     =============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                                          $   81,217        $   48,790
   Accrued derivative liability                                                       23,605             8,707
                                                                                -------------     -------------
        Total current liabilities                                                    104,822            57,497
                                                                                -------------     -------------
Noncurrent liabilities:
   Long-term credit facility                                                          11,000            14,000
   Convertible notes                                                                  99,696            99,601
   Deferred income taxes                                                              90,947            60,156
   Asset retirement obligation                                                        25,485                 -
   Other noncurrent liabilities and minority interest                                 13,251             6,372
                                                                                -------------     -------------
        Total noncurrent liabilities                                                 240,379           180,129
                                                                                -------------     -------------
Commitments and contingencies (Note 6)

Temporary equity (Note 3):
Common stock subject to put and call options, $0.01 par value; issued
and outstanding - 3,380,818 shares in 2003 and -0- shares in 2002                     71,594                 -
Note receivable from Flying J                                                        (71,594)                -
                                                                                -------------     -------------
Total temporary equity                                                                     -                 -
                                                                                -------------     -------------
Stockholders' equity:
   Common stock, $0.01 par value: authorized - 100,000,000 shares;
        issued - 29,245,123 shares in 2003 and 28,983,110 shares in 2002;
        outstanding, net of treasury shares - 28,242,423 shares in 2003
        and 27,973,210 shares in 2002                                                    292               290
Additional paid-in capital                                                           146,362           140,688
Treasury stock - at cost: 1,002,700 shares in 2003 and 1,009,900 shares in 2002      (16,057)          (16,210)
Retained earnings                                                                    274,937           182,512
Accumulated other comprehensive loss                                               (14,881)           (7,767)
                                                                                -------------     -------------
Total stockholders' equity                                                           390,653           299,513
                                                                                -------------     -------------

Total Liabilities and Stockholders' Equity                                        $  735,854        $  537,139
                                                                                =============     =============
                  The accompanying notes are an integral part
                  of these concolidated financial statements.

            ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                                                 For the Years Ended December 31,
                                                                         -------------------------------------------------
                                                                             2003              2002             2001
                                                                         --------------    --------------   --------------
Operating revenues:
Oil and gas production                                                       $ 365,114         $ 185,670        $ 203,973
Gain (loss) on sale of proved properties                                         7,278            (2,633)             367
Marketed gas revenue                                                            13,438             8,399              420
Other oil and gas revenue                                                        3,538               682            2,166
Derivative gain                                                                      -             3,188                -
Other revenues                                                                   4,566             1,088              543
                                                                         --------------    --------------   --------------
Total operating revenues                                                       393,934           196,394          207,469
                                                                         --------------    --------------   --------------
Operating expenses:
Oil and gas production                                                          88,509            50,839           55,000
Depletion, depreciation, amortization
                  and abandonment liability accretion                           81,960            54,432           51,346
Exploration                                                                     26,653            19,501           19,518
Impairment of proved properties                                                    185                 -              820
Abandonment and impairment of unproved properties                                3,796             2,446            3,865
General and administrative                                                      25,179            14,299           11,762
Derivative loss                                                                    310                 -            1,573
Marketed gas system operating expense                                           12,229             7,982              420
Minority interest and other                                                      1,802             1,206            1,253
                                                                         --------------    --------------   --------------
Total operating expenses                                                       240,623           150,705          145,557
                                                                         --------------    --------------   --------------
Income from operations                                                         153,311            45,689           61,912

Interest income                                                                    717               758              466
Interest expense                                                                (7,958)           (3,868)             (90)

Income before income taxes and cumulative
          effect of change in accounting principle                             146,070            42,579           62,288
Income tax expense                                                             (55,930)          (15,019)         (21,829)
                                                                         --------------    --------------   --------------
Income before cumulative effect of change in accounting principle               90,140            27,560           40,459
Cumulative effect of change in accounting principal, net of income tax           5,435                 -                -
                                                                         --------------    --------------   --------------
Net income                                                                   $  95,575         $  27,560        $  40,459
                                                                         ==============    ==============   ==============

Basic weighted average common shares outstanding                                31,233            27,856           27,973
Diluted weighted average common shares outstanding                              35,534            28,391           28,555

Basic earnings per common share:
--------------------------------
Income before cumulative effect
       of change in accounting principle                                        $ 2.89         $    0.99        $    1.45
       Cumulative effect of change in accounting principle                        0.17                 -                -
                                                                         --------------    --------------   --------------
Basic net income per common share                                            $    3.06         $    0.99        $    1.45
                                                                         ==============    ==============   ==============

Diluted earnings per common share:
----------------------------------
Income before cumulative effect
       of change in accounting principle                                     $    2.65         $    0.97        $    1.42
       Cumulative effect of change in accounting principle                        0.15                 -                -
                                                                         --------------    --------------   --------------
Diluted net income per common share                                          $    2.80         $    0.97        $    1.42
                                                                         ==============    ==============   ==============
Cash dividends declared and paid per common share                            $    0.10         $    0.10        $    0.10
                                                                         ==============    ==============   ==============

                  The accompanying notes are an integral part
                  of these concolidated financial statements.

            ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                      (In thousands, except share amounts)
                                                                                                          Accumulated
                                                           Additional                                        Other        Total
                                         Common Stock       Paid-in        Treasury Stock      Retained   Comprehensive Stockholders'
                                     ---------------------               --------------------
                                       Shares     Amount    Capital       Shares     Amount    Earnings   Income (Loss)   Equity
                                     ------------ ---------------------  ---------- --------- ----------- -------------------------
Balances, December 31, 2000           28,553,826    $ 286    $ 132,973    (395,600) $ (3,339)  $ 120,075      $   141    $ 250,136

Comprehensive income:
    Net income                                 -        -            -           -         -      40,459            -       40,459
    Unrealized net loss on marketable
       equity securities
       available-for-sale                      -        -            -           -         -           -         (132)        (132)
    Adoption of SFAS No. 133                                                                                  (28,587)     (28,587)
    Change in derivative instrument
        fair value                             -        -            -           -         -           -       21,102       21,102
    Reclass to earnings                        -        -            -           -         -           -       14,392       14,392
                                                                                                                       ------------
Total comprehensive income                                                                                                  47,234
                                                                                                                       ------------
Cash dividends, $ 0.10 per share               -        -            -           -         -      (2,795)           -       (2,795)
Treasury stock purchases                       -        -            -    (614,300)  (12,871)          -            -      (12,871)
Issuance for Employee Stock Purchase
        Plan                              29,772        -      575            -           -         -               -          575
Sale of common stock, including income
       tax benefit of stock option
       exercises                         187,810        2        3,598           -         -           -            -        3,600
Directors' stock compensation              8,400        -          238           -         -           -            -          238
                                     ------------ ---------------------  ---------- --------- ----------- ------------ ------------
Balances, December 31, 2001           28,779,808    $ 288    $ 137,384   (1,009,900)$(16,210)  $ 157,739      $ 6,916    $ 286,117
                                     ------------ ---------------------  ---------- --------- ----------- ------------ ------------
 Comprehensive income:
    Net income                                 -        -            -           -         -      27,560            -       27,560
    Unrealized net loss on marketable
        equity securities
        available-for-sale                     -        -            -           -         -           -         (725)        (725)
    Change in derivative instrument
        fair value                             -        -            -           -         -           -      (14,644)     (14,644)
    Reclass to earnings                        -        -            -           -         -           -        1,447        1,447
    Minimum pension liability adjustment       -        -            -           -         -           -         (761)        (761)
                                                                                                                       ------------
 Total comprehensive income                                                                                                 12,877
                                                                                                                       ------------
 Cash dividends, $ 0.10 per share              -        -            -           -         -      (2,787)           -       (2,787)
 Issuance for Employee Stock Purchase
        Plan                              18,217        -          344           -         -           -            -          344
 ESPP disqualified distribution                -        -           21           -         -           -            -           21
 Sale of common stock, including income
       tax benefit of stock option
       exercises                         177,085        2        2,743           -         -           -            -        2,745
 Accelerated vesing of retiring
       director option                         -        -           52           -         -           -            -           52
 Directors' stock compensation             8,000        -          144           -         -           -            -          144
                                     ------------ ---------------------  ---------- --------- ----------- ------------ ------------
Balances, December 31, 2002           28,983,110    $ 290    $ 140,688   (1,009,900)$(16,210)  $ 182,512      $(7,767)   $ 299,513
                                     ------------ ---------------------  ---------- --------- ----------- ------------ ------------
Comprehensive income:
    Net income                                 -        -            -           -         -      95,575            -       95,575
    Unrealized net gain on marketable
       equity securities
       available-for-sale                      -        -            -           -         -           -          716          716
    Change in derivative instrument
       fair value                              -        -            -           -         -           -      (21,873)     (21,873)
    Reclass to earnings                        -        -            -           -         -           -       13,846       13,846
    Minimum pension liability adjustment       -        -            -           -         -           -          197          197
                                                                                                                       ------------
Total comprehensive income                                                                                                  88,461
                                                                                                                       ------------
Cash dividends, $ 0.10 per share               -        -            -           -         -      (3,150)           -       (3,150)
Issuance for Employee Stock Purchase
       Plan                               16,994        -          375           -         -           -            -          375
Value of option rights granted to
       Flying J                                -        -          995           -         -           -            -          995
Sale of common st ck, including income
       tax benefit of stock option
       exercises                         245,019        2        4,304           -         -           -            -        4,306
Directors' stock compensation                  -        -            -       7,200       153           -            -          153
                                     ------------ ---------------------  ---------- --------- ----------- ------------ ------------
Balances, December 31, 2003           29,245,123    $ 292    $ 146,362   (1,002,700)$(16,057)  $ 274,937     $(14,881)   $ 390,653
                                     ============ =====================  ========== ========= =========== ============ ============

                  The accompanying notes are an integral part
                  of these concolidated financial statements.

            ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                         For the Years Ended December 31,
                                                                                   --------------------------------------------
                                                                                      2003             2002              2001
                                                                                   ---------        ---------         ---------
Reconciliation of net income to net cash provided
      by operating activities:
      Net income                                                                    $ 95,575         $ 27,560          $ 40,459
      Adjustments to reconcile net income to net
      cash provided by operating activities:
      (Gain) loss on sale of proved properties                                        (7,278)           2,633              (367)
      Depletion, depreciation, amortization and abandonment liability accretion       81,960           54,432            51,346
      Impairment of proved properties                                                    185                -               820
      Abandonment and impairment of unproved properties                                3,796            2,446             3,865
      Unrealized derivative loss                                                         310              373             1,573
      Mark to market of long-term net profit plans                                     5,317              846                 -
      Deferred income taxes                                                           21,687           14,633            23,726
      Exploratory dry hole expense                                                     8,482            7,677             9,028
      Minority interest and other                                                      2,088           (1,642)           (1,327)
      Cumulative effect of change in accounting principle                             (5,435)               -                 -
                                                                                   ---------        ---------         ---------
                                                                                     206,687          108,958           129,123
      Changes in current assets and liabilities:
      Accounts receivable                                                            (29,685)          11,085              (629)
      Prepaid expenses and other                                                         490           (4,173)             (664)
      Income taxes                                                                     6,785           10,030           (11,061)
      Accounts payable and accrued expenses                                           19,666           15,992            10,752
      Current deferred income taxes                                                      376             (183)              (29)
                                                                                   ---------        ---------         ---------
      Net cash provided by operating activities                                      204,319          141,709           127,492
                                                                                   ---------        ---------         ---------
      Cash flows from investing activities:
      Proceeds from sale of oil and gas properties                                    23,497            1,624             4,771
      Capital expenditures                                                          (123,823)         (97,257)         (131,680)
      Acquisition of oil and gas properties                                          (76,413)         (87,466)          (39,124)
      Deposits to short-term investments available-for-sale                          (12,529)         (13,523)                -
      Receipts from short-term investments available-for-sale                          2,450           12,538                 -
      Receipts from restricted cash                                                   11,500                -                 -
      Deposits to restricted cash                                                    (21,853)               -                 -
      Other                                                                              232            3,153             6,958
                                                                                   ---------        ---------         ---------
      Net cash used in investing activities                                         (196,939)        (180,931)         (159,075)
                                                                                   ---------        ---------         ---------
      Cash flows from financing activities:
      Proceeds from credit facility                                                  140,933           37,400           147,050
      Repayment of credit facility                                                  (145,020)         (87,400)         (105,050)
      Proceeds from convertible debt                                                       -           96,657                 -
      Proceeds from sale of common stock                                               3,530            2,390             2,746
      Repurchase of common stock                                                           -                -           (12,871)
      Dividends paid                                                                  (3,150)          (2,787)           (2,795)
                                                                                   ---------        ---------         ---------
      Net cash provided by (used in) financing activities                             (3,707)          46,260            29,080
      Net change in cash and cash equivalents                                          3,673            7,038            (2,503)
      Cash and cash equivalents at beginning of period                                11,154            4,116             6,619
                                                                                   ---------        ---------         ---------
      Cash and cash equivalents at end of period                                    $ 14,827         $ 11,154          $  4,116
                                                                                   =========        =========         =========

                  The accompanying notes are an integral part
                  of these concolidated financial statements.

            ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

          Supplemental  schedule of additional cash flow information and noncash activities:
                                                                                For the Years Ended December 31,
                                                                            ----------------------------------------
                                                                               2003           2002           2001
                                                                            ----------    ------------    ----------
                                                                                          (in thousands)

Cash paid for interest, including amounts capitalized                        $  7,555       $   2,498      $    764

Cash paid (refunded) for income taxes                                          28,858            (550)       11,205

         In January 2003 the Company issued 7,200 shares of common stock from treasury to its non-employee directors and recorded compensation expense of
$153,000.

         In January 2003 the Company issued 3,380,818 restricted shares of common stock to Flying J Oil & Gas Inc. and Big West Oil & Gas Inc.
(collectively, "Flying J") and entered into a put and call option agreement, valued at $995,000 for financial reporting purposes, with Flying J with respect to those shares in connection with the acquisition of oil and gas properties and related assets and liabilities.

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
                  of these concolidated financial statements.

            ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

1. Summary of Significant Accounting Policies

   Description of Operations

         St. Mary Land & Exploration Company ("St. Mary" or the "Company")
is an independent energy company engaged in the exploration, development, acquisition and production of natural gas and crude oil. The Company's operations are conducted entirely in the continental United States.

   Basis of Presentation

         The consolidated financial statements include the accounts of the
Company and its wholly-owned subsidiaries. Subsidiaries that are not wholly-owned are accounted for using full consolidation with minority interest or by the equity or cost method as appropriate. All significant intercompany accounts and transactions have been eliminated.

   Cash and Cash Equivalents

         The Company considers all liquid investments purchased with an initial maturity of three months or less to be cash equivalents. The carrying value of cash and cash equivalents approximates fair value due to the short-term nature of these instruments.

   Short-term Investments

         The Company's short-term investments consist primarily of equity securities and investment-grade marketable debt, which are classified as available-for-sale or held-to-maturity. Securities that have been categorized as available-for-sale are stated at fair value based on quoted market prices. Debt securities that are categorized as held-to-maturity are carried at amortized cost when the Company has the ability and intent to hold the securities until maturity.

   Concentration of Credit Risk

         Substantially all of the Company's receivables are within the oil and gas industry, primarily from purchasers of oil and gas and from joint interest owners. Although diversified within many companies, collectability is dependent upon the general economic conditions of the industry. The receivables are not collateralized. However, to date the Company has had minimal bad debts.

         The Company has accounts with separate banks in Denver, Colorado;
Shreveport, Louisiana; Tulsa, Oklahoma; Lafayette, Louisiana; and Billings,
Montana. At December 31, 2003, 2002 and 2001, the Company had $23.5 million,
$4.9 million and $6.6 million respectively, invested in money market funds
(including margin accounts) consisting of corporate commercial paper, repurchase agreements and U.S. Treasury obligations. The difference between the investment amount and the cash and cash equivalents amount on the consolidated balance sheet as of December 31, 2003, represents uncleared disbursements. The Company's policy is to invest in highly rated instruments and to limit the amount of credit exposure at each individual institution.

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

         Geological and geophysical costs and the costs of carrying and retaining unproved properties are expensed as incurred. An impairment allowance is provided on a property-by-property basis when the Company determines that the unproved property will not be developed. Depletion, depreciation and amortization ("DD&A") of capitalized costs of proved oil and gas properties is provided on a field-by-field basis using the units of production method based upon proved reserves. The computation of DD&A takes into consideration restoration, dismantlement and abandonment costs and the anticipated proceeds from equipment salvage. On January 1, 2003, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for
Asset Retirement Obligations," which provides guidance on accounting for dismantlement and abandonment costs (see Note 9 - Asset Retirement Obligations).

         The Company reviews its long-lived assets for impairments when events or changes in circumstances indicate that an impairment may have occurred. The impairment test compares the expected undiscounted future net revenues on a field-by-field basis with the related net capitalized costs at the end of each period. Expected future cash flows are calculated on all proved reserves using a
15% discount rate and escalated prices. When the net capitalized costs exceed the undiscounted future net revenue of a property, the cost of the property is written down to fair value, which is determined using discounted future net revenues. During 2003, 2002 and 2001 the Company recorded impairment charges for proved properties of $185,000, $-0- and $820,000, respectively.

         A reporting issue has arisen regarding the application of certain provisions of SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill
and Other Intangible Assets", to companies in the extractive industries, including oil and gas companies. The issue is whether the Financial Accounting
Standards Board ("FASB") intended to require companies to classify the costs of mineral rights held under lease or other contractual arrangements associated with extracting oil and gas as intangible assets in the balance sheet, apart from other capitalized oil and gas property costs, and provide specific footnote disclosures. Historically, St. Mary has included the costs of such mineral rights associated with extracting oil and gas as a component of oil and gas properties. If it is ultimately determined by the FASB that SFAS No. 142 was intended to require oil and gas companies to classify costs of mineral rights held under lease or other contractual arrangements associated with extracting oil and gas as a separate intangible assets line item on the balance sheet, the balance sheet would display the following items based on the unaudited pro forma presentation:

                                                         Unaudited Pro Forma Presentation December 31,
                                                         ---------------------------------------------
                                                            2003                           2002
                                                         -------------                  --------------
                                                                         (In thousands)
Total current assets                                     $    107,923                   $      59,547

Property and equipment
     Proved oil and gas properties                            514,919                         389,777
     Less-accumulated depletion, depreciation
             and amortization                                (198,717)                       (174,691)
     Unproved oil and gas properties, net of
              Impairment allowance                             24,691                          18,998
     Other property and equipment, net of
             accumulated depreciation                           4,276                           3,639
                                                         -------------                  --------------
                                                              345,169                         237,723

Restricted cash subject to Section 1031 Exchange               10,353                               -
Intangible leasehold, net                                     266,117                         234,216
Other noncurrent assets                                         6,292                           5,653
                                                         -------------                  --------------
Total Assets                                             $    735,854                   $     537,139
                                                         =============                  ==============
                                      F-9

         St. Mary's cash flows and results of operations would not be affected by the classification of leasehold costs as intangible since these items would continue to be depleted and assessed for impairment on the same basis as currently required by SFAS No. 19, "Financial Accounting and Reporting by Oil
and Gas Producing Companies." Further, St. Mary does not believe the classification of the costs of mineral rights associated with extracting oil and gas as intangible assets would have any impact on compliance with covenants under its debt agreements.

   Impairment of Nonproducing Properties

         An impairment allowance is provided on unproved property when the
Company determines that the property will not be developed.

   Sales of Producing and Nonproducing Properties

         The sale of a partial interest in a proved property is accounted for as normal retirement, and no gain or loss is recognized as long as this treatment does not significantly affect the unit-of-production depletion rate. A gain or loss is recognized for all other sales of producing properties and is included in the results of operations.

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

   Other Property and Equipment

         Other property and equipment such as office furniture and equipment, automobiles and computer hardware and software is recorded at cost. Costs of renewals and improvements that substantially extend the useful lives of the assets are capitalized. Maintenance and repairs are expensed when incurred.
Depreciation is provided using the straight-line method over the estimated useful lives of the assets from three to 15 years. Gains and losses on dispositions of other property and equipment are included in the results of operations.

   Restricted Cash

         Proceeds from certain sales of oil and gas producing properties are held in escrow and restricted for future acquisitions under a tax-free exchange agreement. These funds are invested in money market funds consisting of corporate commercial paper, repurchase agreements and U.S. Treasury obligations and are carried at cost, which approximates market.

   Gas Balancing

         The Company uses the sales method to account for gas imbalances. Under this method, revenue is recorded based on gas actually sold by the Company. The
Company records revenue for its share of gas sold by other owners that cannot be volumetrically balanced in the future due to insufficient remaining reserves.
Related receivables totaling $1.2 million at December 31, 2003, and $898,000 at
December 31, 2002, are included in other noncurrent assets in the accompanying consolidated balance sheets. The Company also reduces revenue for gas sold by the Company that cannot be volumetrically balanced in the future due to insufficient remaining reserves. Related payables totaling $500,000 at December
31, 2003, and $531,000 at December 31, 2002, are included in other noncurrent liabilities in the accompanying consolidated balance sheets. The Company's remaining overproduced and underproduced gas balancing positions are considered in the Company's proved oil and gas reserves (see Note 11 - Disclosures about
Oil and Gas Producing Activities).

   Derivative Financial Instruments

         The Company seeks to protect its rate of return on acquisitions of producing properties, drilling prospects and other production by hedging cash flows when the economic criteria from its evaluation and pricing model indicate it would be appropriate. The Company intends for these derivative instruments used for this purpose to be designated as and qualify as cash flow hedging instruments under SFAS No. 133, "Accounting for Derivative Instruments and
Hedging Activities," and related pronouncements. Management reviews these hedging parameters on a quarterly basis. The Company generally limits its aggregate hedge position to no more than 50% of its total production but will hedge larger percentages of total production in certain circumstances. The
Company seeks to minimize basis risk and indexes the majority of its oil hedges to NYMEX prices and the majority of its gas hedges to various regional index prices associated with pipelines in proximity to the Company's areas of gas production.

         The Company's hedge positions are diversified with various counterparties, and the Company requires that such counterparties have clear indications of current financial strength (See Note 10 - Derivative Financial
Instruments for additional discussion of derivatives).

   Fair Value of Financial Instruments

         The Company's financial instruments including cash and cash equivalents, restricted cash, accounts receivable and accounts payable are carried at cost, which approximates fair value due to the short-term maturity of these instruments. The revolving credit facility's recorded value approximates its fair value as it bears interest at a floating rate. The Company's interest rate swaps are recorded at fair value as discussed in Note 5 - Long-Term Debt and Revolving Credit Facility. The Company's 5.75% Senior Convertible Notes Due
2022 are recorded at cost, and the fair value is disclosed in Note 5. The
Company's other financial instruments and investments in available-for-sale securities are marked to market with changes in fair value being recorded in accumulated other comprehensive income. Since considerable judgment is required to develop estimates of fair value, the estimates provided are not necessarily indicative of the amounts the Company could realize upon the sale or refinancing of such instruments.

   Income Taxes

         Deferred income taxes are provided on the difference between the tax basis of an asset or liability and its carrying amount in the financial statements. This difference will result in taxable income or deductions in future years when the reported amount of the asset or liability is recovered or settled, respectively.

   Earnings Per Share

         Basic net income per common share of stock is calculated by dividing net income by the weighted average number of common shares outstanding during each period. During the first quarter of 2003, the Company issued 3,380,818 shares of common stock as part of an acquisition (see Note 3 - Acquisitions and
Divestitures). These shares are considered outstanding for purposes of calculating basic and diluted net income per common share and are weighted accordingly in the calculation of common shares outstanding. However, the shares are included in the temporary equity section of the accompanying consolidated balance sheets as of December 31, 2003. Following is a reconciliation of total shares outstanding as of December 31, 2003.

Common shares outstanding in Stockholders'
       equity, net of treasury shares                                 28,242,423
Restricted common shares outstanding in Temporary equity               3,380,818
                                                                   -------------
Total common shares outstanding                                       31,623,241
                                                                   =============

         Subsequent to December 31, 2003, St. Mary repurchased and canceled the
3,380,818 shares described above (see Note 13 - Subsequent Events).

         The following table sets forth the calculation of basic and diluted earnings per share:

                                                                                Years Ended December31,
                                                                    ------------------------------------------------
                                                                        2003             2002             2001
                                                                    --------------   -------------    --------------
                                                                       (In thousands, except per share amounts)
Income before cumulative effect of change in accounting
     principle                                                      $     90,140     $    27,560      $     40,459
Cumulative effect of change in accounting principle, net
     of income tax                                                         5,435                -                -
                                                                    --------------   -------------    --------------
Net income                                                                95,575           27,560           40,459
                                                                    --------------   -------------    --------------
Adjustments to net income for dilution:
     Add: interest expense avoided if Convertible Notes
         converted                                                         6,337                -                -
     Less: charitable contributions of 1% of net income                     (63)                -                -
     Less: tax effect of dilution items                                  (2,403)                -                -
                                                                    --------------   -------------    --------------
Net income adjusted for the effect of dilution                      $     99,446     $     27,560     $     40,459
                                                                    ==============   =============    ==============
Basic weighted average common shares outstanding
      in period                                                           31,233           27,856           27,973
     Add: dilutive effects of stock option                                   455              535              582
     Add: dilutive effect of Convertible Notes using if-
         converted method                                                  3,846                -                -
                                                                    --------------   -------------    --------------
Diluted weighted average common shares outstanding
      in period                                                           35,534           28,391           28,555
                                                                    ==============   =============    ==============
Basic earnings per common share:
     Income before cumulative effect of change in
         accounting principle                                       $       2.89     $       0.99     $       1.45
     Gain from change in accounting principle                               0.17                -                -
                                                                    --------------   -------------    --------------
     Total                                                          $       3.06     $       0.99     $       1.45
                                                                    ==============   =============    ==============
Diluted earnings per common share:
     Income before cumulative effect of change in
         accounting principle                                       $       2.65     $       0.97     $       1.42
     Gain from change in accounting principle                               0.15                -                -
                                                                    --------------   -------------    --------------
     Total                                                          $       2.80     $       0.97     $       1.42
                                                                    ==============   =============    ==============

         Diluted net income per common share of stock is calculated by dividing adjusted net income by the weighted average of common shares outstanding and other dilutive securities. Adjusted net income is used for the if-converted method discussed below and is derived by adding interest expense paid on the
Company's 5.75% Senior Convertible Notes due 2022 (the "Convertible Notes") back to net income and then adjusting for nondiscretionary items including the related income tax effect. Potentially dilutive securities of the Company consist of in-the-money outstanding options to purchase the Company's common stock and shares into which the Convertible Notes may be converted.

         The treasury stock method is used to measure the dilutive impact of stock options. The following table details the weighted-average dilutive and anti-dilutive securities related to stock options for the periods presented.

                                    For the Years Ended December 31,
                         ----------------------------------------------------
                              2003                 2002             2001
                         ----------------    ---------------  ---------------

Dilutive                       455,055             534,610          582,313
Anti-dilutive                  713,382           1,539,227          625,492

         Shares associated with the conversion feature of the Convertible Notes are accounted for using the if-converted method. Under the if-converted method, income used to calculate diluted earnings per share is adjusted for the interest charges and nondiscretionary adjustments based on income that would have changed had the Convertible Notes been converted at the beginning of the period.
Potentially dilutive shares of 3,846,153 related to the Convertible Notes were included in the 2003 calculation of diluted net income per share. Potentially dilutive shares of 3,076,922 related to the Convertible Notes were excluded from the 2002 calculation of diluted net income per share because they were anti-dilutive. The Convertible Notes were issued in March 2002.

   Stock-Based Compensation

         At December 31, 2003, the Company had stock-based employee compensation plans that include stock options issued to employees and non-employee directors as more fully described in Note 7 - Compensation Plans. The Company accounts for stock-based compensation using the intrinsic value recognition and measurement principles prescribed in Accounting Principles Board Opinion No. 25, "Accounting
for Stock Issued to Employees" ("APB No. 25") and related interpretations. No stock-based employee compensation expense is reflected in net income as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for
Stock-Based Compensation," to stock-based employee compensation.

                                                                    For The Years Ended December 31,
                                                            ----------------------------------------------------
                                                                 2003                2002             2001
                                                            ---------------    --------------    ---------------
                                                                (In thousands, except per share amounts)
Net income -
     As reported:                                           $      95,575      $     27,560      $      40,459
     Add:  Stock-based employee compensation
       expense included in reported net income,
       net of related tax effects                                       -                 -                  -
     Less:  Stock-based employee compensation
       expense determined under fair value
       based method for all awards, net of
       related income tax effects                                   5,853             4,666              2,890
                                                            ---------------    --------------    ---------------
     Pro forma                                              $      89,722      $     22,894      $      37,569
                                                            ===============    ==============    ===============
Basic earnings per share -
     As reported:
       Income before cumulative effect of change in
         accounting principle                               $        2.89      $       0.99      $        1.45
       Gain from change in accounting principle                      0.17                 -                  -
                                                            ---------------    --------------    ---------------
       Total                                                $        3.06      $       0.99      $        1.45
                                                            ===============    ==============    ===============
     Pro forma:
       Income before cumulative effect of change in
         accounting principle                               $        2.70      $       0.82      $        1.34
       Gain from change in accounting principle                      0.17                 -                  -
                                                            ---------------    --------------    ---------------
       Total                                                $        2.87      $       0.82      $        1.34
                                                            ===============    ==============    ===============

Diluted earnings per share -
     As reported:
       Income before cumulative effect of change in
         accounting principle                               $        2.65      $       0.97      $        1.42
       Gain from change in accounting principle                      0.15                 -                  -
                                                            ---------------    --------------    ---------------
       Total                                                $        2.80      $       0.97      $        1.42
                                                            ===============    ==============    ===============
     Pro forma:
       Income before cumulative effect of change in
         accounting principle                               $        2.48      $       0.81      $        1.32
       Gain from change in accounting principle                      0.15                 -                  -
                                                            ---------------    --------------    ---------------
       Total                                                $        2.63      $       0.81      $        1.32
                                                            ===============    ==============    ===============

         For purposes of pro forma disclosures, the estimated fair values of the options are amortized to expense over the options' vesting periods. The effects of applying SFAS No. 123 in the pro forma disclosure are not necessarily indicative of actual future amounts. The Company is considering alternatives other than stock option grants for the equity portion of its compensation program.

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

         The balances of after-tax components comprising other comprehensive income (loss) are presented in the following table:

                                                                           As of December 31,
                                                            ------------------------------------------------
                                                                2003             2002              2001
                                                            -------------    --------------    -------------
                                                                            (In thousands)

 Minimum pension liability                                   $      (564)      $      (761)      $       -
 Unrealized gain (loss) on marketable equity securities                -              (716)              9
 Unrealized hedge loss                                           (14,317)           (6,290)          6,907
                                                            -------------    --------------    -------------
 Total accumulated other comprehensive income (loss)         $   (14,881)      $    (7,767)      $   6,916
                                                            =============    ==============    =============

   Major Customers

         During 2003 three customers individually accounted for 13.6%, 13.1% and
11.4% of the Company's total oil and gas production revenue. During 2002 no customer individually accounted for more than 10% of the Company's total oil and gas production revenue. During 2001 two customers individually accounted for
12.0% and 11.3% of the Company's total oil and gas production revenue.

   Industry Segment and Geographic Information

         The Company operates in one industry segment, which is the exploration, development and production of natural gas and crude oil, and all of the
Company's operations are conducted in the continental United States.
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

   Recently Issued Accounting Standards

         In May 2003 FASB issued SFAS No. 150, "Accounting for Certain Financial
Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and requires that such financial instruments be classified as a liability (or as an asset in certain circumstances). SFAS No. 150 is effective for all freestanding instruments entered into or modified after May 31, 2003. Otherwise, it became effective for us as of July 1, 2003. The Company has no financial instruments that fall within the scope of this statement.

2. Accounts Receivable and Accounts Payable

         Accounts receivable are composed of the following:

                                                                      December 31,
                                                       -------------------------------------------
                                                             2003                     2002
                                                       ------------------        -----------------
                                                                     (In thousands)

Accrued oil and gas sales                              $          48,925         $        25,962
Due from joint interest owners                                    12,554                   8,920
Other                                                              3,605                     517
                                                       ------------------        -----------------
Total accounts receivable                              $          65,084         $        35,399
                                                       ==================        =================

         Accounts payable and accrued expenses are composed of the following:

                                                                      December 31,
                                                       -------------------------------------------
                                                             2003                      2002
                                                       ------------------        -----------------
                                                                     (In thousands)
Accrued drilling costs                                  $         22,201         $        11,188
Revenue payable                                                   16,215                   7,187
Accrued lease operating expense                                   12,195                   6,409
Accrued cash bonus and net profit payments                         8,026                   3,522
Trade payables                                                     6,247                   6,369
Other                                                             16,333                  14,115
                                                       ------------------        -----------------
Total account payable and accrued expenses              $         81,217         $        48,790
                                                       ==================        =================

3. Acquisitions and Divestitures

   Flying J Acquisition

         On January 29, 2003, the Company acquired oil and gas properties and other assets and liabilities from Flying J Oil & Gas Inc. and Big West Oil
& Gas Inc. (collectively, "Flying J"). As consideration for the properties
St. Mary issued 3,380,818 restricted shares of its common stock to Flying J. In addition, St. Mary made a non-recourse loan to Flying J of $71.6 million at the one-year LIBOR plus 2% for up to a 39-month period. The loan was funded using cash on hand and borrowing under the credit facility in place at the time of the transaction. This loan was secured by a pledge of the shares of common stock issued to Flying J, with the final nine months of interest on that loan to be with recourse to Flying J. St. Mary also entered into a put and call option agreement with Flying J whereby during the 39-month loan period Flying J could elect to put their shares of St. Mary common stock to the Company for $71.6 million plus accrued interest on the loan during the first thirty months of the loan period, and St. Mary could elect to call the shares for $97.4 million, with the proceeds from the exercise of either the put option or the call option to be applied to the repayment of the loan plus accrued and unpaid interest. The shares issued were restricted for a period of two years, and Flying J was prohibited from selling the shares during that period. If neither Flying J nor
St. Mary exercised their respective option rights, the loan plus accrued interest was to be repaid prior to the release of the security interest in the shares.

         For financial reporting purposes, the effect of the above arrangements is that the Company acquired oil and gas properties and other assets and liabilities in exchange for $71.6 million of cash plus a net option to Flying J valued at $995,000 resulting in a total valuation of $72.4 million. The allocation of the purchase price for the net assets acquired was $72.3 million of proved reserves and unproved acreage, $445,000 of other assets, a $1.9 million asset retirement liability, a $2.0 million hedge liability, and $3.7 million in net cash received for purchase price adjustments. The acquisition was accounted for using the purchase method of accounting. Operating results from the acquired properties have been included in the consolidated statements of operations only from the date of closing.

         The shares of common stock that were issued in this transaction were recorded as temporary equity since they are subject to the put option whereby the Company may be required to repurchase these shares. The shares of common stock are considered outstanding for basic and diluted earnings per share calculations. The loan arising from this transaction is considered a contra-temporary equity item on the consolidated balance sheets, as opposed to an asset, since the loan is non-recourse to Flying J except with respect to interest accrued after the first thirty months and is secured by the restricted common stock issued as part of this transaction. Interest has not accrued for financial reporting purposes because of the non-recourse nature of the note.

         Subsequent to year end, the Company entered into a separately negotiated transaction with Flying J to repurchase the 3,380,818 restricted shares issued in the acquisition. See Note 13 - Subsequent Events for a more detailed discussion of this transaction.

   Burlington Resources Acquisition

         On December 3, 2002, the Company completed the acquisition of oil and gas properties located in Montana, North Dakota and Wyoming from Burlington
Resources Oil & Gas Company LP. The Company paid $69.2 million in cash after normal price adjustments. The Company utilized a portion of its existing credit facility to fund the acquisition, and the transaction was accounted for as a purchase.

   Sales of Properties

         Throughout 2003, the Company sold interests in certain non-core properties primarily in Texas and Wyoming. The Company received $23.5 million in net proceeds and recognized a gain of approximately $7.3 million from these sales. For property sales that occurred in the fourth quarter of 2003, the final proceeds and gain amounts are subject to the resolution of final post-closing adjustments and settlements. These sold properties were neither individually nor collectively material with respect to their future production, reserves or impact on an individual consolidated financial statement line item.
Additionally, the production, reserves, revenues and operating costs associated with these sales in prior periods were immaterial individually and in total.

4. Income Taxes

         The provision for income taxes consists of the following:

                                        For the Years Ended December 31,
                                    -----------------------------------------
                                        2003           2002          2001
                                    ------------- ------------- -------------
                                                 (In thousands)
Current Taxes:
     Federal                        $     29,582   $        719  $      1,114
     State                                 2,656            569           620
Deferred taxes                            23,692         13,731        20,095
                                    ------------- ------------- -------------
Total income tax expense            $     55,930   $     15,019  $     21,829
                                    ============= ============= =============

         The above taxes on income before income taxes and cumulative effect of change in accounting principle are net of alternative fuels credits (Internal
Revenue Code Section 29) of $-0- in 2003, $167,000 in 2002 and $185,000 in 2001.
Current federal tax does not reflect the tax benefit for deductions from stock option exercises of $1.2 million in 2003, $719,000 in 2002 and $930,000 in 2001 because the benefit is included in additional paid-in capital in the consolidated balance sheets.

         The components of the net deferred tax liability are as follows:

                                                                                    December 31,
                                                                        -------------------------------------
                                                                               2003               2002
                                                                        ------------------- -----------------
                                                                                    (In thousands)
Deferred Tax Liabilities
     Oil and gas properties                                             $     100,103       $     71,448
     Derivative instruments and other                                              41                 62
                                                                        ------------------- -----------------
Total deferred tax liabilities                                                100,144             71,510
                                                                        ------------------- -----------------
Deferred Tax Assets
     Amounts included in accumulated other  comprehensive income                9,222              4,181
     State tax net operating loss carryforward                                  2,094              4,042
     Federal net operating loss carryforward                                    2,900              3,142
     Deferred capital loss                                                      1,840              1,703
     Employee benefits and other                                                1,853              1,325
     State and federal income tax benefit                                       1,002                775
     Charitable contributions carryforward                                          -                218
     Alternative minimum tax credit carryforward                                    -                215
                                                                        ------------------- -----------------
Total deferred tax assets                                                      18,911             15,601
Valuation allowance                                                              (842)              (727)
                                                                        ------------------- -----------------
Net deferred tax assets                                                        18,069             14,874
                                                                        ------------------- -----------------
Total net deferred tax liabilities                                             82,075             56,636
Current deferred income tax assets                                              8,872              3,520
                                                                        ------------------- -----------------
Non-current net deferred tax liabilities                                $      90,947       $     60,156
                                                                        =================== =================
Current federal refundable income tax                                   $         454       $        890
                                                                        =================== =================
Current state refundable income tax                                     $           -       $        141
                                                                        =================== =================
Current state income tax payable                                        $       1,334       $          -
                                                                        =================== =================

         At December 31, 2003, the Company had state net operating loss carryforwards of approximately $28.5 million and state tax credits of $97,000, which expire between 2004 and 2022. The Company's valuation allowance relates to those state net operating loss carryforwards that the Company anticipates will expire before they can be utilized. The net change in valuation allowance in
2003 results from an evaluation of state net operating loss carryforwards that led to a conclusion by the Company that more of the carryforwards will be offset by reversing state temporary differences, projections of future taxable income and individual state tax planning strategies before they expire than was anticipated in prior years.

         Federal income tax expense differs from the amount that would be provided by applying the statutory U.S. Federal income tax rate to income before income taxes for the following reasons:

                                                               For the Years Ended December 31,
                                                       -------------------------------------------------
                                                            2003            2002             2001
                                                       --------------- ---------------- ----------------
                                                                        (In thousands)

Federal statutory taxes                                $     49,668    $     14,477     $     20,420
Increase (reduction) in taxes resulting from:
     State taxes (net of Federal benefit)                     5,812           2,092            2,017
     Statutory depletion                                       (224)           (218)            (238)
     Alternative fuel credits (Section 29)                        -            (167)            (185)
     Change in valuation allowance                              115          (1,202)              34
     Other                                                      559              37             (219)
                                                       --------------- ---------------- ----------------
Income tax expense                                     $     55,930    $     15,019     $     21,829
                                                       =============== ================ ================

5. Long-term Debt and Revolving Credit Facility

   Revolving Credit Facility

         In January 2003 the Company replaced its revolving credit facility with a new long-term revolving credit agreement with a group of banks. The new credit agreement specifies a maximum loan amount of $300.0 million and has a maturity date of January 27, 2006. Borrowings under the facility are secured by a pledge in favor of the lenders of collateral that includes certain oil and gas properties and the common stock of the material subsidiaries of the Company. A borrowing base of $275.0 million was determined by the bank group at the end of
October 2003 under a normal semi-annual determination. The borrowing base determination process considers the value of St. Mary's oil and gas properties and other assets, as determined by the bank syndicate. We have elected an aggregate commitment amount of $150.0 million. The Company must comply with certain financial and non-financial covenants. Interest and commitment fees are accrued based on the borrowing base utilization percentage table below.
LIBOR-based borrowings accrue interest at LIBOR plus the applicable margin from the utilization table, and Alternative Base Rate ("ABR") borrowings accrue interest at Prime plus the applicable margin from the utilization table.
Commitment fees are accrued on the unused portion of the aggregate commitment amount and are included in interest expense in the consolidated statements of operations.

Borrowing base
     utilization percentage    <50% =>50%<75% =>75%<90%  >90%
--------------------------------------------------------------------------------
Eurodollar Loans                  1.25%          1.50%         1.75%       2.00%
ABR Loans                         0.00%          0.25%         0.50%       0.75%
Commitment Fee Rate               0.30%          0.38%         0.38%       0.50%

         At December 31, 2003, the Company's borrowing base utilization percentage as defined under the credit agreement was 7.3%. The Company had $11.0 million in ABR borrowings outstanding under its revolving credit agreement as of
December 31, 2003. As of February 20, 2004, the Company has repaid the ABR borrowings and has an outstanding balance of $10.0 million under its LIBOR alternative.

   5.75% Senior Convertible Notes Due 2022

         As of December 31, 2003, the Company also had $100.0 million in outstanding borrowings under the 5.75% Senior Convertible Notes Due 2002 (the
"Convertible Notes"). The Convertible Notes provide for the payment of contingent interest of up to an additional 0.5% during six-month interest periods based on the Convertible Note market price before the beginning of the particular six-month period. Under that provision, interest was accrued at a total rate of 6.25% for 2003. Based on the trading price of the Convertible
Notes over the determination period, the Company will be subject to the contingent interest payments for the period from September 16, 2003, to March
15, 2004.

         The Convertible Notes are general unsecured obligations and rank on parity in right of payment with all existing and future unsecured senior indebtedness and other general unsecured obligations. They are senior in right of payment to all future subordinated indebtedness. The Convertible Notes are convertible into the Company's common stock at a conversion price of $26.00 per share, subject to adjustment. The Company can redeem the Convertible Notes with cash in whole or in part at a repurchase price of 100% of the principal amount plus accrued and unpaid interest (including contingent interest) beginning on
March 20, 2007. The note holders have the option of requiring the Company to repurchase the Convertible Notes for cash at 100% of the principal amount plus accrued and unpaid interest (including contingent interest) upon (1) a change in control of St. Mary or (2) on March 20, 2007, March 15, 2012, and March 15,
2017. If the note holders require repurchase on March 20, 2007, the Company may elect to pay the repurchase price with cash, shares of its common stock valued at a discount at the time of repurchase, or any combination of cash and its discounted common stock. The shares of common stock used in any repurchase will be discounted at 95% of market price if 33% or less of the repurchase price is in shares of our common stock; otherwise, the stock will be discounted at 93% of market value. St. Mary is not restricted from paying dividends, incurring debt, or issuing or repurchasing its securities under the indenture for the
Convertible Notes. There are no financial covenants in the indenture. Based on the market price of the Convertible Notes, the estimated fair value of the
Convertible Notes was approximately $135.3 million as of December 31, 2003, and approximatly $131.9 million as of December 31, 2002.

         On October 3, 2003, the Company entered into fixed-to-floating interest rate swaps for a total notional amount of $50.0 million through March 20, 2007.
Under the swaps St. Mary will be paid a fixed interest rate of 5.75% and will pay a variable interest rate of 235 basis points above the six-month LIBOR rate as determined on the semi-annual settlement date. The six-month LIBOR rate on
December 31, 2003 was 1.16%. The payment dates of the swaps match exactly with the interest payment dates of the Convertible Notes. The fair value of the swaps was a liability of $104,000 as of December 31, 2003. Changes in the fair value of the swaps are recorded to interest expense.

   Weighted Average Interest Rate Paid

         The weighted average interest rate paid in 2003 was 6.3% including commitment fees paid on the unused portion of the credit facility aggregate commitment, amortization of deferred financing costs, and amortization of the contingent interest embedded derivative. The impact of the commitment fees over a lower average outstanding balance results in a higher weighted average interest rate despite lower LIBOR interest rates than in previous periods.

6. Commitments and Contingencies

         The Company leases office space under various operating leases with terms extending as far as May 31, 2012. Rent expense, net of sublease income, was $1.3 million, $1.1 million and $839,000 in 2003, 2002 and 2001, respectively. The Company also leases office equipment under various operating leases. The Company has a non-cancelable sublease of approximately $1.5 million through 2012. The annual minimum lease payments for the next five years are presented below:

Years Ending December 31,           (In thousands)
----------------------------      -------------------
2004                              $          2,205
2005                                         1,540
2006                                         1,452
2007                                         1,153
2008                                         1,032
Thereafter                                   3,158
                                  ------------------
     Total                        $         10,540
                                  ==================

         The Company is subject to litigation and claims that have arisen in the ordinary course of business. The Company accrues for such items when a liability is both probable and the amount can be reasonably estimated. In the opinion of management, the results of such litigation and claims will not have a material effect on the results of operations or the financial position of the Company.
Management believes it has sufficiently provided for such items in the consolidated balance sheets.

7. Compensation Plans

   Cash Bonus Plan

         The Company has a cash bonus plan that allows participants to receive up to 100% of their aggregate base salary. Any awards under the cash bonus plans are based on a combination of Company and individual performance. The Company accrued $5.4 million for cash bonuses in 2003 that will be paid in 2004, $2.1 million for cash bonuses in 2002 that were paid in 2003, and $170,000 for cash bonuses in 2001 that were paid in 2002.

   Net Profits Interest Bonus Plans

         Under the Company's net profits interest bonus plan, oil and gas wells that are completed or acquired during a year are designated as a pool. Key employees designated as participants by the Company's Compensation Committee of the Board of Directors and employed by the Company on the last day of that year vest and become entitled to bonus payments after the Company recovers net revenues generated by the pool equal to 100% of its investment in that pool.
Thereafter, an amount generally equal to 10% of net profits generated by the pool will be allocated among the participants and paid at least annually. The percentage of net profits from the pool to be split among the participants increases to 20% after the Company recovers net revenues equal to 200% of its investment including payments made under the plan.

         In calculating the mark-to-market long-term liability, the Company records changes in the estimated fair value of future payment under the plan as compensation expense based on a number of assumptions including estimates of oil and gas production, oil and gas prices, recurring and workover lease operating expense and present value discount factors. The estimates the Company uses will change from year-to-year based on new information and any change in estimated compensation will be recorded in the period that information becomes available.

         The Company recorded total estimated compensation expense of $14.2 million in 2003, $5.6 million in 2002 and $5.3 million in 2001 relating to the net profits interest bonus plan.

   401(k) Plan

         The Company has a defined contribution pension plan (the "401(k) Plan")
that is subject to the Employee Retirement Income Security Act of 1974. The
401(k) Plan allows eligible employees to contribute up to 60% of their base salaries. The Company matches each employee's contributions up to 6% of the employee's base salary and may also make additional contributions at its discretion. The Company's contributions to the 401(k) Plan were $746,000,
$621,000, and $559,000 for the years ended December 31, 2003, 2002 and 2001, respectively. No discretionary contributions were made by the Company to the
401(k) Plan in any of these three years.

   Employee Stock Purchase Plan

         Under the St. Mary Land & Exploration Company Employee Stock
Purchase Plan ("the ESPP"), eligible employees may purchase shares of the
Company's common stock through payroll deductions of up to 15% of eligible compensation. The purchase price of the stock is 85% of the lower of the fair market value of the stock on the first or last day of the purchase period, and shares issued under the ESPP are restricted for a period of 18 months. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code. The
Company has set aside 1,000,000 shares of its common stock to be available for issuance under the ESPP. In 2003, 2002 and 2001 shares issued under the ESPP totaled 16,994, 18,217, and 29,772, respectively. Total proceeds to the Company for the issuance of these shares were $375,000, $344,000, and $575,000 in 2003,
2002 and 2001, respectively. The Company recorded compensation expense of $-0-,
$21,000, and $20,000 in 2003, 2002 and 2001, respectively, due to nonqualified dispositions of stock acquired by employees under the ESPP.

   Stock Option Plans

         The Company established a Stock Option Plan and an Incentive Stock
Option Plan (collectively, the "Option Plans"). The Option Plans grant options to purchase shares of the Company's common stock to eligible employees, contractors, and current and former members of the Board of Directors. In 2003 the stockholders approved an increase in the number of shares of the Company's common stock reserved for issuance under the Option Plans from 4,300,000 shares to 5,600,000 shares. All options granted to date under the Option Plans have been granted at exercise prices equal to the respective market prices of the
Company's common stock on the grant dates. There were 839,934 shares available for grant under the Option Plans as of December 31, 2003.

         A summary of activity associated with the Company's Option Plans, during the last three years follows:

                                                       For the Years Ended December 31,
                                --------------------------------------------------------------------------------
                                          2003                       2002                       2001
                                -------------------------  ------------------------- ---------------------------
                                               Weighted                  Weighted                    Weighted
                                               Average                    Average                     Average
                                               Exercise                  Exercise                    Exercise
                                   Shares       Price        Shares        Price        Shares         Price
                                ------------- -----------  ------------ ------------ -------------  ------------

Outstanding, start of year         3,061,566  $    21.34     2,151,675  $     19.42    1,986,124    $     18.95

Granted                              858,431       26.70     1,109,541        23.55      397,009          18.86
Exercised                           (245,019)      12.88      (177,085)       11.44     (187,810)         11.57
Forfeited                           (149,850)      24.00       (22,565)       25.08      (43,648)         26.00
                                -------------              ------------              -------------
Outstanding, end of year           3,525,128       23.12     3,061,566        21.34    2,151,675          19.42
                                =============              ============              =============

Exercisable, end of year           2,441,246       22.36     1,944,382        19.79    1,418,404          17.09
                                =============              ============              =============

Weighted average fair
    value of options granted
    during the year             $      12.28               $     10.77               $      8.36
                                =============              ============              =============

         A summary of additional information related to the options outstanding as of December 31, 2003 follows:

                                       Options Outstanding                     Options Exercisable
                           ----------------------------------------------- ----------------------------
                                              Weighted
                                               Average        Weighted                      Weighted
                                              Remaining        Average                      Average
       Range of                Number        Contractual      Exercise        Number        Exercise
    Exercise Prices         Outstanding         Life            Price      Exercisable       Price
------------------------   ---------------  --------------  -------------- -------------  -------------

$    9.25  -  $    9.99           170,439       5.0 years   $       9.25        170,439   $       9.25
    10.00  -      13.33           454,256       5.0 years          12.03        454,256          12.03
    13.34  -      16.66           185,759       6.9 years          15.69        147,301          15.63
    16.67  -      19.99            87,689       4.0 years          17.50         87,689          17.50
    20.00  -      23.33           640,258       8.2 years          22.16        354,111          21.76
    23.34  -      26.66           911,292       9.1 years          24.73        452,938          24.57
    26.67  -      29.99           463,963       9.8 years          27.83        163,040          27.66
    30.00  -      33.31           611,472       6.9 years          33.31        611,472          33.31
                           ---------------                                 -------------

Total                           3,525,128       7.7 years          23.12      2,441,246          22.36
                           ===============                                 =============

         SFAS No. 123 establishes a fair value method of accounting for stock-based compensation plans through either recognition or disclosure. The
Company accounts for stock-based compensation under APB No. 25 and has elected to adopt SFAS No. 123 through compliance with the disclosure requirements set forth in the Statement. Because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized under APB No. 25. Pro forma information regarding net income and earnings per share is required by SFAS No.
123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. This information is prominently disclosed in Note 1-Summary of Significant Accounting Policies.

         The fair value of options is measured at the date of grant using the
Black-Scholes option-pricing model. The fair values of options granted in 2003,
2002 and 2001 were estimated using the following weighted-average assumptions:

                                                        2003            2002           2001
                                                   ---------------  -------------- --------------
Risk free interest rate                                  3.6%             3.8%            4.4%
Dividend yield                                           0.4%             0.4%            0.5%
Volatility factor of the expected
     market price of the Company's
     common stock                                       39.9%            47.5%           49.8%
Expected life of the options (in years)                  7.0              5.9             4.8

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. As the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, it is management's opinion that the existing models do not necessarily provide a reliable single measure of the fair value of St Mary's employee stock options.

         In December 2002 the FASB issued SFAS No. 148, "Accounting for
Stock-Based Compensation - Transition and Disclosure: an amendment of FASB
Statement No. 123." This statement provided for transition methods for adopting the fair value model of accounting for the issuance of stock options. The statement provides for three alternative adoption methods: (1) the retroactive method - where all prior periods are restated to reflect the expensing of all options granted on a retroactive basis, (2) the modified-prospective method-where a company begins expensing all prior and current option grants in the current year, and (3) the prospective method-where a company begins expensing all current period option grants in the current year. St. Mary is continuing to evaluate these adoption alternatives and ongoing FASB discussions.

   Non-Employee Director Stock Compensation Plan

         In May 2003, stockholders approved a Non-Employee Director Stock
Compensation Plan to authorize the issuance of up to 30,000 shares of St. Mary common stock to non-employee directors as part of their compensation over an anticipated period of up to five years. The purpose of the plan is to attract, retain, and motivate non-employee directors. As of December 31, 2003, no shares have been issued under this plan.

8. Pension Benefits

         The Company's employees participate in a non-contributory pension plan covering substantially all employees who meet age and service requirements (the
"Qualified Pension Plan"). The Company also has a supplemental non-contributory pension plan covering certain management employees (the "Nonqualified Pension
Plan").

   Obligations and Funded Status
                                                                   For the Years Ended December 31,
                                                           -------------------------------------------------
                                                               2003              2002              2001
                                                           -------------     --------------    -------------
                                                                            (In thousands)
Change in benefit obligations:
Projected benefit obligation at beginning of year          $    6,330        $    5,098        $    3,054
      Service cost                                                963               442               323
      Interest cost                                               428               358               317
      Amendments                                                    -               (46)                -
      Actuarial loss                                              620               503             1,485
Benefits paid                                                    (293)              (25)              (81)
                                                           -------------     --------------    -------------
Projected benefit obligation at end of year                $    8,048        $    6,330        $    5,098
                                                           =============     ==============    =============
Change in plan assets:
Fair value of plan assets at beginning of year             $    2,478        $    2,042        $    1,775
      Actual return on plan assets                                608              (255)              (13)
      Employer contribution                                       901               716               361
      Benefits paid                                              (293)              (25)              (81)
                                                           -------------     --------------    -------------
Fair value of plan assets at end of year                   $    3,694        $    2,478        $    2,042
                                                           =============     ==============    =============
Funded status:                                             $   (4,354)       $   (3,758)       $   (3,056)
      Unrecognized net actuarial loss                           2,874             2,925             2,326
      Unrecognized prior service cost                             (15)              (41)              (20)
                                                           -------------     --------------    -------------
Accrued benefit cost                                       $   (1,495)       $     (874)       $     (750)
                                                           =============     ==============    =============

   Amounts recognized in the consolidated balance sheet

                                                                  As of December 31,
                                                     ----------------------------------------------
                                                            2003                      2002
                                                     ---------------------    ---------------------
                                                                    (In thousands)
Prepaid benefit cost                                 $              -         $           140
Accrued benefit cost                                           (1,495)                 (1,015)
Accumulated other comprehensive income                           (914)                 (1,188)
                                                     ---------------------    ---------------------
Net amount recognized                                $         (2,409)        $        (2,063)
                                                     =====================    =====================

   Information for pension plans with an accumulated benefit obligation in excess of plan assets
                                                     As of December 31,
                                          -----------------------------------------
                                                 2003                   2002
                                          -------------------     -----------------
                                                       (In thousands)
Projected benefit obligation              $       8,048           $     6,330
Accumulated benefit obligation            $       6,058           $     4,436
Fair value of plan assets                 $       3,694           $     2,478

         The Company's accumulated benefit obligation for the Qualified Pension
Plan was $4.8 million at December 31, 2003 and $3.6 million at December 31,
2002. The accumulated benefit obligation exceeds plan assets by $1.2 million.
The tax-adjusted liability of $564,000 was recorded in other comprehensive income at December 31, 2003.

         The Company's accumulated benefit obligation for the Nonqualified
Pension Plan was $1.2 million at December 31, 2003, and $853,000 at December 31,
2002. There are no plan assets in the Nonqualified Pension Plan due to the nature of the plan.

   Components of Net Periodic Benefit Cost

                                                            For the Years Ended December 31,
                                                ---------------------------------------------------------
                                                     2003                  2002                2001
                                                ---------------      ------------------    --------------
                                                                       (In thousands)
Components of net periodic benefit cost:
     Service cost                               $       963          $       442           $       323
     Interest cost                                      428                  358                   317
     Expected return on plan assets                    (172)                (146)                 (129)
     Amortization of prior service cost                 (25)                 (25)                   (8)
     Amortization of net actuarial loss                 329                  211                   188
                                                ---------------    ------------------    --------------
     Net periodic benefit cost                  $     1,523          $       840           $       691
                                                ===============    ==================    ==============

     Prior service costs are amortized on a straight-line basis over the average remaining service period of active  participants.  Gains and losses in excess of
10% of the greater of the benefit  obligation  and the  market-related  value of assets  are  amortized  over the  average  remaining  service  period  of active participants.

   Additional Information
                                                                  For the Years Ended December 31,
                                                            ----------------------------------------------
                                                                    2003                     2002
                                                            ---------------------    ---------------------
                                                                           (In thousands)
Increase (decrease) in minimum liability included
      in other comprehensive income, net of taxes                $      (197)             $        761

   Assumptions

         Weighted average assumptions used in the measurement of the Company's projected benefit obligation and net periodic benefit cost are as follows:

                                                         As of December 31,
                                                 --------------------------------------
                                                      2003                  2002
                                                 ----------------      ----------------
Projected benefit obligation
      Discount rate                                       6.3%                6.5%
      Expected return on plan assets                      8.0%                8.0%
      Rate of compensation increase                       3.5%                4.8%

Net periodic benefit cost
      Discount rate                                       6.5%                7.3%
      Expected return on plan assets                      8.0%                8.0%
      Rate of compensation increase                       3.8%                4.8%

   Plan Assets

         The Company's weighted-average asset allocation for the Qualified Plan is as follows:

                                 Target                  As of December 31,
                                                 -----------------------------------
Asset Category                    2004                2003                2002
-------------------------    ----------------    ----------------    ---------------
Equity securities                    60%                61.4%               51.3%
Debt securities                      40%                38.0%               48.7%
Other                                 0%                 0.6%                0.0%
                                                 ----------------    ---------------
     Total                                             100.0%              100.0%
                                                 ================    ===============

         Equity securities do not include any shares of the Company's common stock for any period presented. There is no asset allocation for the
Nonqualified Pension Plan since that plan does not have its own assets.

   Contributions

         The Company contributed $901,000, $716,000 and $361,000 to the pension plans in the years ended December 31, 2003, 2002 and 2001, respectively. St.
Mary expects to contribute approximately $987,000 to the pension plans in 2004.

   Benefit Payments

         The Company made actual benefit payments of $293,000, $25,000 and
$81,000 in the years ended December 31, 2003, 2002 and 2001, respectively.

9. Asset Retirement Obligations

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

         As of January 1, 2003, the Company recognized the future cost to abandon oil and gas properties over the estimated economic life of the oil and gas properties in accordance with the provisions of SFAS No. 143. A liability for the fair value of an asset retirement obligation with a corresponding increase to the carrying value of the related long-lived asset is recorded at the time a well is completed or acquired. The increase in carrying value is included in proved oil and gas properties on the consolidated balance sheets.
The Company depletes the amount added to proved oil & gas property costs and recognizes accretion expense in connection with the discounted liability over the remaining life of the respective oil and gas properties. Prior to the adoption of SFAS No. 143, the Company had recognized an abandonment liability for its offshore wells. These offshore liabilities were reversed upon adoption of SFAS No. 143, and the methodology described above was used to determine the liability associated with abandoning all wells, including those offshore.

         The estimated liability is based on historical experience in abandoning wells, estimated economic lives, external estimates as to the cost to abandon the wells in the future and federal, and state regulatory requirements. The liability is discounted using a credit-adjusted risk-free rate of approximately
7.25%. Revisions to the liability could occur due to changes in estimated abandonment costs or well economic lives, or if federal or state regulators enact new requirements regarding the abandonment of wells.

         Upon adoption of SFAS No. 143, the Company recorded a discounted liability of $21.4 million, reversed the existing offshore abandonment liability of $9.1 million, increased property and equipment by $12.8 million, decreased accumulated DD&A by $8.3 million and recognized a one-time cumulative effect gain of $5.4 million (net of deferred tax benefit of $3.4 million). The Company depletes the amount added to property costs and recognizes accretion expense in connection with the discounted liability over the remaining estimated economic lives of the respective oil and gas properties.

         As of December 31, 2003, the Company's capitalized proved oil and gas properties included $41.1 million of estimated salvage value, which is excluded from the Company's DD&A calculation.

         A reconciliation of the Company's liability for the year ended December
31, 2003, is as follows (in thousands).

                                                                        Year Ended December 31, 2003
                                                                    -------------------------------------
Beginning asset retirement obligation                                            $         -
     Liability from SFAS 143 adoption                                                 21,403
     Liabilities incurred                                                              4,395
     Liabilities settled                                                              (3,169)
     Accretion expense                                                                 1,719
     Revision to estimated cash flows                                                  1,137
                                                                    -------------------------------------
Ending asset retirement obligation                                               $    25,485
                                                                    =====================================

         The following tables illustrate the effect on the asset retirement obligation liability, net income and earnings per share if the Company had adopted the provisions of SFAS No. 143 on January 1, 2002 and 2001, respectively. The pro forma amounts are calculated using current information, assumptions and interest rates as of January 1, 2003 (in thousands, except per share amounts).

                                                                As of December 31,
                                        -----------------------------------------------------------------
                                                     2002                               2001
                                        -------------------------------   -------------------------------
Asset retirement obligation liability            $       21,829                  $        20,761

                                                              Years Ended December 31,
                                        -----------------------------------------------------------------
                                                        2002                             2001
                                        -----------------------------     -------------------------------
Net Income
     As reported                                 $      27,560                    $        40,459
     Pro forma                                   $      26,622                    $        39,563

Basic EPS
     As reported                                 $        0.99                    $          1.45
     Pro forma                                   $        0.96                    $          1.41

Diluted EPS
     As reported                                 $        0.97                    $          1.42
     Pro forma                                   $        0.94                    $          1.39

10.Derivative Financial Instruments

         The Company realized a net loss of $22.8 million from its derivative contracts for the year ended December 31, 2003, a net gain of $878,000 for the year ended December 31, 2002, and a net loss of $22.7 million for the year ended
December 31, 2001.

   Oil and Gas Commodity Hedges

         As of December 31, 2003, the Company has the following commodity swap contracts in place to hedge cash flow and reduce the impact of oil and gas price fluctuations:

                                Gas (per MMBtu)                                 Oil (per Bbl)
                      ----------------------------------------    ---------------------------------------------
                                Weighted Weighted
Contract                                Average                                     Average
Month                     Volumes            Contract Price           Volumes               Contract Price
-----
                      -----------------    -------------------    -----------------     -----------------------
2004
                      -----------------    -------------------    -----------------     -----------------------
January                    1,544,500       $           4.61             157,500         $          23.71
February                   1,298,300                   4.56             153,500                    23.71
March                      1,293,000                   4.57             174,800                    24.48
April                        738,900                   3.72             178,000                    24.66
May                          731,600                   3.72             174,800                    24.67
June                         725,500                   3.73             173,000                    24.67
July                         722,700                   3.73             172,500                    24.65
August                       716,600                   3.74             170,900                    24.65
September                    712,400                   3.74             169,300                    24.64
October                      710,300                   3.74             167,700                    24.64
November                    620,000                    3.83             165,200                    24.64
December                    617,000                    3.83             163,100                    24.64
                      -----------------    -------------------    -----------------     -----------------------
Total 2004               10,430,800                    4.08           2,020,300                    24.49
                      -----------------    -------------------    -----------------     -----------------------
2005
January                            -                      -              27,000                    29.20
February                           -                      -              27,000                    29.20
March                              -                      -               5,900                    29.20
                      -----------------    -------------------    -----------------     -----------------------
Total 2005                         -                      -              59,900                    29.20
                      -----------------    -------------------    -----------------     -----------------------
                      -----------------    -------------------    -----------------     -----------------------
All Contracts             10,430,800       $           4.08           2,080,200         $          24.63
                      =================    ===================    =================     =======================

         Oil and gas production operating revenue in the consolidated statements of operations for the year ended December 31, 2002, includes a non-cash gain of
$1.7 million related to amortization of other comprehensive income from derivative contracts that lost effectiveness due to counterparty default.

         Derivative loss in the consolidated statements of operations for the year ended December 31, 2003, includes a loss of $246,000 from ineffectiveness related to these hedge contracts. On December 31, 2003, the estimated fair value of contracts designated and qualifying as cash flow hedges under SFAS No. 133 was a net liability of $23.3 million. The Company will reclassify this amount to gains or losses included in oil and gas production operating revenues as the hedged production quantity is produced. Based on December 31, 2003, prices the net amount of existing unrealized after-tax loss as of December 31, 2003, to be reclassified from accumulated other comprehensive income to oil and gas production operating revenues in the next twelve months would be $14.7 million, net of deferred income taxes. The Company anticipates that all original forecasted transactions will occur by the end of the originally specified periods.

   Interest Rate Swaps

         In March 2002 the Company entered into a fixed-to-floating interest rate swap on $50.0 million of the Convertible Notes. This swap did not qualify for fair value hedge treatment under SFAS No. 133 and related pronouncements.
This contract was closed out on December 3, 2002, resulting in a net realized gain of $3.6 million included in derivative gain in the consolidated statements of operations for the year ended December 31, 2002.

         In October 2003 the Company entered into fixed-to-floating interest rate swaps for a total notional amount of $50.0 million through March 20, 2007.
Under the swaps St. Mary will be paid a fixed interest rate of 5.75% and will pay a variable interest rate of 235 basis points above the six-month LIBOR rate as determined on the semi-annual settlement date. The six-month LIBOR rate on
October 3, 2003 was 1.16%. The payment dates of the swaps match with the interest payment dates of the Convertible Notes.

   Convertible Note Derivative Instrument

         The Company's Convertible Notes contain a provision for payment of contingent interest if certain conditions are met. Under SFAS No. 133 this provision is considered an embedded equity-related derivative that is not clearly and closely related to the fair value of an equity interest and therefore must be treated as a separate derivative instrument. The value of the derivative at issuance of the Convertible Notes in March 2002 was $474,000. This
amount was recorded as a decrease to the convertible notes payable in the consolidated balance sheets. Of this amount, $95,000 and $75,000 have been amortized through interest expense for the years ended December 31, 2003 and
2002, respectively. Derivative loss in the consolidated statements of operations for the year ended December 31, 2003, and derivative gain for the year ended
December 31, 2002, include a $40,000 net gain and a $341,000 net loss, respectively, from mark-to-market adjustments for this derivative.

   Summary

         The following table summarizes derivative instrument gain (loss)
activity.

                                                                     Years Ended December 31,
                                                    ------------------------------------------------------------
                                                           2003                2002                 2001
                                                    -------------------- ------------------  -------------------

Derivative contract settlements included
    in oil and gas production revenues              $    (22,439,000)    $    (2,235,000)    $   (21,102,000)
Ineffective portion of hedges qualifying
    for hedge accounting included in
    derivative gain(loss)                                   (246,000)            (32,000)             45,000
Non-qualified derivative contracts included
    in derivative gain (loss)                                (64,000)          3,220,000          (1,618,000)
Amortization of contingent interest derivative
    through interest expense                                 (95,000)            (75,000)                  -
                                                    -------------------- ------------------  -------------------
                   Total                            $    (22,844,000)    $       878,000     $   (22,675,000)
                                                    ==================== ==================  ===================

         See also Derivative Financial Instruments in Note 1 - Summary of
Significant Accounting Policies.

11.Disclosures about Oil and Gas Producing Activities

   Costs Incurred in Oil and Gas Producing Activities:

         Costs incurred in oil and gas property acquisition, exploration and development activities, whether capitalized or expensed, are summarized as follows:

                                                              For the Years Ended December 31,
                                                     -----------------------------------------------------
                                                          2003               2002               2001
                                                     ---------------    ---------------    ---------------
                                                                        (In thousands)
Development costs                                    $     111,908      $      74,376      $      98,617
Exploration                                                 34,631             22,778             24,506
Acquisitions:
   Proved                                                   77,398             87,706             41,188
   Unproved                                                  7,480              8,128             18,552
                                                     ---------------    ---------------    ---------------
Total before asset retirement obligation             $     231,417      $     192,988      $     182,863
                                                     ===============    ===============    ===============
Total including asset retirement obligation          $     236,949      $     192,988      $     182,863
                                                     ===============    ===============    ===============

   Oil and Gas Reserve Quantities (Unaudited):

         The reserve information as of December 31, 2003, 2002, and 2001 was prepared by Ryder Scott Company and St. Mary. For all years presented the reserve information for greater than 80 percent of the PV-10 value was prepared by Ryder Scott Company and St. Mary prepared the remainder. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries and undeveloped locations are more imprecise than estimates of established proved producing oil and gas properties. Accordingly, these estimates are expected to change as future information becomes available.

         Proved oil and gas reserves are the estimated quantities of crude oil, natural gas and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are those expected to be recovered through existing wells with existing equipment and operating methods.

         Presented below is a summary of the changes in estimated reserves of the Company:

                                                          For the Years Ended December 31,
                               ---------------------------------------------------------------------------------------
                                          2003                          2002                          2001
                               ---------------------------    --------------------------    --------------------------
                                 Oil or                         Oil or                        Oil or
                               Condensate          Gas        Condensate         Gas        Condensate         Gas
                               ------------    -----------    -----------    -----------    ------------    ----------
                                 (MBbl)           (MMcf)        (MBbl)          (MMcf)         (MBbl)         (MMcf)

Developed and undeveloped:
Beginning of year                  36,119       274,172          23,669        241,231        20,950         225,975
Revisions of previous
estimate                            2,856         3,904           3,611          4,696        (1,334)        (16,421)
Discoveries and extensions          3,681        69,189           1,250         32,813         3,131          59,830
Purchases of minerals in
place                              11,952        41,335          10,578         38,118         3,774          13,086
Sales of reserves                  (2,280)      (31,913)           (174)        (4,522)         (418)         (1,748)
Production                         (4,541)      (49,663)         (2,815)       (38,164)       (2,434)        (39,491)
                               ------------    -----------    -----------    -----------    ------------    ----------
End of year (a)                    47,787       307,024          36,119        274,172        23,669         241,231
                               ============    ===========    ===========    ===========    ============    ==========
Proved developed reserves:
Beginning of year                  33,580       228,973          20,679        205,637        19,006         192,472
                               ============    ===========    ===========    ===========    ============    ==========
End of year                        43,693       264,140          33,580        228,973        20,679         205,637
                               ============    ===========    ===========    ===========    ============    ==========

(a)           At December 31, 2003, 2002, and 2001, includes approximately
              1,119, 1,151 and 869 MMcf, respectively, representing the
              Company's net underproduced gas balancing position.

   Standardized Measure of Discounted Future Net Cash Flows (Unaudited):

         SFAS No. 69, "Disclosures about Oil and Gas Producing Activities,"
prescribes guidelines for computing a standardized measure of future net cash flows and changes therein relating to estimated proved reserves. The Company has followed these guidelines, which are briefly discussed below.

         Future cash inflows and future production and development costs are determined by applying benchmark prices and costs, including transportation, quality and basis differential, in effect at year-end to the year-end estimated quantities of oil and gas to be produced in the future. Each property we operate is also charged with field-level overhead in the estimated reserve calculation.
Estimated future income taxes are computed using current statutory income tax rates, including consideration for estimated future statutory depletion. The resulting future net cash flows are reduced to present value amounts by applying a 10% annual discount factor.

         Future operating costs are determined based on estimates of expenditures to be incurred in developing and producing the proved oil and gas reserves in place at the end of the period, using year-end costs and assuming continuation of existing economic conditions, plus Company overhead incurred by the central administrative office attributable to operating activities.

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

                                 2003          2002          2001
                              -----------    ----------    ----------
Gas (per Mcf)                 $    5.70      $    4.21     $   2.50
Oil (per Bbl)                 $   31.01      $   29.31     $  18.11

         The following summary sets forth the Company's future net cash flows relating to proved oil and gas reserves based on the standardized measure prescribed in SFAS No. 69:

                                                                       December 31,
                                                   ------------------------------------------------------
                                                        2003               2002               2001
                                                   ---------------    ----------------   ----------------
                                                                      (In thousands)
Future cash inflows                                $   3,232,605      $    2,238,513     $    1,020,948
Future production and development costs               (1,065,161)           (783,991)          (444,608)
Future income taxes                                     (735,947)           (429,618)          (140,271)
                                                   ---------------    ----------------   ----------------
Future net cash flows                                  1,431,497           1,024,904            436,069
10% annual discount                                     (571,541)           (443,042)          (154,192)
                                                   ---------------    ----------------   ----------------
Standardized measure of discounted
     future net cash flows                         $     859,956      $      581,862     $      281,877
                                                   ===============    ================   ================

         The principle sources of change in the standardized measure of discounted future net cash flows are:

                                                                  For the Years Ended December 31,
                                                        -----------------------------------------------------
                                                              2003               2002              2001
                                                        -----------------    --------------    --------------
                                                                           (In thousands)
Standard measure, beginning of year                     $      581,862       $     281,877     $    718,484
Sales of oil and gas produced, net of
      production costs and hedging                            (299,044)           (137,066)        (170,074)
Net changes in prices and production costs                     168,661             298,079         (820,253)
Extensions, discoveries and other, net of
     production costs                                          226,181              92,227           71,265
Purchase of minerals in place                                  178,264             160,089           29,267
Development costs incurred during the year                      22,763              23,802           35,736
Changes in estimated future development costs                   11,175               4,265           (8,370)
Revisions of previous quantity estimates                        45,551              49,892          (17,593)
Accretion of discount                                           78,869              34,749          109,912
Sales of reserves in place                                     (47,270)               (708)         (10,548)
Net change in income taxes                                    (211,381)           (177,335)         298,717
Changes in timing and other                                    104,325             (48,009)          45,334
                                                        -----------------    --------------    --------------
Standardized measure, end of year                       $      859,956       $     581,862     $    281,877
                                                        =================    ==============    ==============
                                      F-32

12.Quarterly Financial Information (Unaudited)

         The Company's quarterly financial information for fiscal 2003 and 2002 is as follows (in thousands, except per share amounts):

                                                     First            Second             Third            Fourth
                                                    Quarter           Quarter           Quarter          Quarter
                                                  -------------    --------------    --------------    -------------
Year Ended December 31, 2003
Total revenue                                     $   101,204       $   103,704      $     90,999      $     98,027
  Less: costs and expenses                             54,785            61,695            66,688            57,455
                                                  -------------    --------------    --------------    -------------
Income from operations                            $    46,419      $     42,009      $     24,311      $     40,572

Income before income taxes and cumulative
  effect of change in accounting principle        $    44,433      $     39,986      $     22,551      $     39,100
                                                  -------------    --------------    --------------    -------------
Net income                                        $    32,797      $     24,317      $     13,786      $     24,675
                                                  =============    ==============    ==============    =============
Basic earnings per common share:
  Income before cumulative effect of
    change in accounting principle                $      0.90      $       0.77      $       0.44      $       0.78
  Cumulative effect of change in
    accounting principle                                 0.17                 -                 -                 -
                                                  -------------    --------------    --------------    -------------
Basic net income per common share                 $      1.07      $       0.77      $       0.44      $       0.78
                                                  =============    ==============    ==============    =============

Diluted earnings per common share:
  Income before cumulative effect of
    change in accounting principle                $      0.81      $       0.71      $       0.41      $       0.72
  Cumulative effect of change in
    accounting principle                                 0.15                 -                 -                 -
                                                  -------------    --------------    --------------    -------------
Diluted net income per common share               $      0.96      $       0.71      $       0.41      $       0.72
                                                  =============    ==============    ==============    =============

Dividends declared and paid per common
  share                                           $         -      $      0.05       $          -      $       0.05
                                                  =============    ==============    ==============    =============

Year Ended December 31, 2002
Total revenue                                     $    42,773      $     50,028      $     48,335      $     55,258
  Less: costs and expenses                             38,991            33,322            35,634            42,758
                                                  -------------    --------------    --------------    -------------
Income from operations                            $     3,782      $     16,706      $     12,701      $     12,500

Income before income taxes                        $     3,440      $     15,858      $     11,879      $     11,402
Net income                                        $     2,318      $     10,589      $      7,674      $      6,979

Basic earnings per common share:
  Income before cumulative effect of
    change in accounting principle                $      0.08      $       0.38      $       0.28      $       0.25
  Cumulative effect of change in
    accounting principle                                    -                 -                 -                 -
                                                  -------------    --------------    --------------    -------------
Basic net income per common share                 $      0.08      $       0.38      $       0.28      $       0.25
                                                  =============    ==============    ==============    =============

Diluted earnings per common share:
  Income before cumulative effect of
    change in accounting principle                $      0.08      $       0.37      $       0.27      $       0.25
  Cumulative effect of change in
    accounting principle                                    -                 -                 -                 -
                                                  -------------    --------------    --------------    -------------
Diluted net income per common share               $      0.08      $       0.37      $       0.27      $       0.25
                                                  =============    ==============    ==============    =============

Dividends declared and paid per common
   share                                          $         -      $       0.05      $          -      $       0.05
                                                  =============    ==============    ==============    =============
                                      F-33

13.Subsequent Events

         On February 9, 2004, the Company repurchased from Flying J 3,380,818 restricted shares of common stock for a total of $91.0 million. These shares were originally issued by St. Mary to Flying J on January 29, 2003, in connection with St. Mary's acquisition of oil and gas properties. In addition to issuing the shares in the acquisition, St. Mary loaned Flying J $71.6 million.
Flying J used the proceeds to repay their outstanding loan balance of $71.6 million. Accrued interest, which has not been recorded by the Company for financial reporting purposes due to the non-recourse nature of the loan, was forgiven. The net $19.4 million cash outlay was funded from the Company's existing cash balances and borrowings under its bank credit facility.

         The following table shows the unaudited pro forma effects on the summarized consolidated balance sheet if the transactions had occurred on
December 31, 2003. The table assumes that the Company would have borrowed the necessary cash payment from its existing credit facility.

                                                                                 Unaudited
                                                                                 pro forma
                                              December 31,      Pro forma       December 31,
                                                 2003          adjustments         2003
                                             -------------   ---------------    --------------
                                                              (In thousands)
Condensed Balance Sheet:
Current assets                               $    107,923                       $     107,923
Property and equipment, net                       611,287                             611,287
Other noncurrent assets                            16,644                              16,644
                                             -------------                      --------------
Total Assets                                 $    735,854                       $     735,854
                                             =============                      ==============

Current liabilities                          $    104,822                       $     104,822
Debt, including senior debt                       110,696    $     19,406             130,102
Other noncurrent liabilities,
    including minority interest                   129,683                             129,683
                                             -------------                      --------------
Total Liabilities                                 345,201                             364,607

Restricted common stock held by Flying J           71,594         (71,594)                  -
Note receivable from Flying J                     (71,594)         71,594                   -
                                             -------------                      --------------
    Total Temporary Equity                              -                                   -
                                             -------------                      --------------
Total Equity                                      390,653         (19,406)            371,247
                                             -------------                      --------------
Total Liabilities and Stockholders' Equity   $    735,854                       $     735,854
                                             =============                      ==============
Selected Share Information:
Total common shares outstanding, net of
   treasury shares                                 31,623          (3,381)             28,242
                                             =============                      ==============
                                      F-34

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ST MARY LAND & EXPLORATION COMPANY
                                      --------------------------------------
                                      (Registrant)

Date:  February 27, 2004              By:  /s/ MARK A HELLERSTEIN
                                           ---------------------------------
                                           Mark A. Hellerstein
                                           Chairman of the Board of Directors,
                                           President and Chief Executive Officer

                                POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Mark A. Hellerstein and David W.
Honeyfield his or her true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, and each with full power to act alone, for the undersigned and in his or her name, place and stead, in any and all capacities, to sign any amendments to this Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange
Commission, hereby ratifying and confirming all that each of said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

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

Signature                       Title                          Date
---------                       -----                          ----

/s/ MARK A. HELLERSTEIN         Chairman of the Board
------------------------        of Directors, President        February 27, 2004
Mark A. Hellerstein             and Chief Executive Officer

/s/ DAVID W. HONEYFIELD         Vice President-Finance,        February 27, 2004
------------------------        Secretary and Treasurer
David W. Honeyfield

/s/ GARRY A. WILKENING          Vice President-Administration  February 26, 2004
------------------------        and Controller
Garry A. Wilkening

Signature                       Title                          Date
                                -----                          ----

/s/BARBARA M. BAUMANN           Director                       February 26, 2004
------------------------
Barbara M. Baumann

/s/ LARRY W. BICKLE             Director                       February 26, 2004
------------------------
Larry W. Bickle

/s/ RONALD D. BOONE             Director                       February 26, 2004
------------------------
Ronald D. Boone

/s/ THOMAS E. CONGDON           Director                       February 26, 2004
------------------------
Thomas E. Congdon

/s/ WILLIAM J. GARDINER         Director                       February 26, 2004
------------------------
William J. Gardiner

/s/ AREND J. SANDBULTE          Director                       February 26, 2004
------------------------
Arend J. Sandbulte

/s/ JOHN M. SEIDL               Director                       February 26, 2004
------------------------
John M. Seidl