Form 10-Q
period 2004-03-31
ST MARY LAND & EXPLORATION CO
filed 2004-04-30
CIK 893538

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
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

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

As of April 12, 2004, the registrant had 28,540,682 shares of common stock,
$0.01 par value, outstanding.

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

                   Consolidated Balance
                   Sheets - March 31, 2004 and
                   December 31, 2003...........................................3

                   Consolidated Statements of
                   Operations - Three Months Ended
                   March 31, 2004 and 2003.....................................4

                   Consolidated Statements of
                   Cash Flows - Three Months Ended
                   March 31, 2004 and 2003.....................................5

                   Consolidated Statements of
                   Stockholders' Equity and
                   Comprehensive Income - March 31, 2004
                   and December 31, 2003.......................................7

                   Notes to Consolidated Financial
                   Statements - March 31, 2004.................................8

          Item 2.  Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operations..............................................19

          Item 3.  Quantitative and Qualitative Disclosures
                   About Market Risk (included within
                   the content of Item 2).....................................31

          Item 4.  Controls and Procedures....................................31

Part II.  OTHER INFORMATION

          Item 1.  Legal Proceedings..........................................32

          Item 2.  Changes in Securities, Use of Proceeds and
                   Issuer Purchases of Equity Securities......................32

          Item 6.  Exhibits and Reports on Form 8-K...........................34

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                   ST. MARY LAND & EXPLORATION COMPANY AND
              SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                      (In thousands, except share amounts)

                                                                           March 31,        December 31,
                                                                          -------------------------------
                                     ASSETS                                    2004              2003
                                                                          -------------     -------------
Current assets:
  Cash and cash equivalents                                               $     17,806      $     14,827
  Short-term investments                                                        11,500            12,509
  Accounts receivable                                                           70,375            65,084
  Prepaid expenses and other                                                     5,318             6,020
  Deferred income taxes                                                          9,856             8,872
  Other                                                                          6,274               611
                                                                          -------------     -------------
    Total current assets                                                       121,129           107,923
                                                                          -------------     -------------
Property and equipment (successful efforts method), at cost:
  Proved oil and gas properties                                                880,592           858,246
  Less - accumulated depletion, depreciation and amortization                 (331,563)         (312,719)
  Unproved oil and gas properties, net of impairment allowance
    of $10,871 in 2004 and $10,776 in 2003                                      75,716            61,484
  Other property and equipment, net of accumulated depreciation
    of $4,925 in 2004 and $4,656 in 2003                                         4,291             4,276
                                                                          -------------     -------------
                                                                               629,036           611,287
                                                                          -------------     -------------
Noncurrent assets:
  Restricted cash subject to Section 1031 Exchange                              10,387            10,353
  Other noncurrent assets                                                        5,926             6,291
                                                                          -------------     -------------
    Total noncurrent assets                                                     16,313            16,644
                                                                          -------------     -------------
Total Assets                                                              $    766,478      $    735,854
                                                                          =============     =============
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                                   $     74,278      $     81,217
  Accrued derivative liability                                                  25,708            23,605
                                                                          -------------     -------------
    Total current liabilities                                                   99,986           104,822
                                                                          -------------     -------------
Noncurrent liabilities:
  Long-term credit facility                                                     31,000            11,000
  Convertible notes                                                             99,720            99,696
  Deferred income taxes                                                         98,126            90,947
  Asset retirement obligation                                                   26,036            25,485
  Other noncurrent liabilities and minority interest                            14,963            13,251
                                                                          -------------     -------------
    Total noncurrent liabilities                                               269,845           240,379
                                                                          -------------     -------------
Commitments and contingencies

Temporary equity (Note 3):
  Common stock subject to put and call options, $0.01 par value; issued
    and outstanding -  -0- shares in 2004 and 3,380,818 shares in 2003               -            71,594
  Note receivable from Flying J                                                      -           (71,594)
                                                                          -------------     -------------
    Total temporary equity                                                           -                 -
                                                                          -------------     -------------
Stockholders' equity:
  Common stock, $0.01 par value: authorized - 100,000,000 shares; issued
    - 29,502,873 shares in 2004 and 29,245,123 shares in 2003; outstanding, net of treasury shares - 28,504,373 shares in 2004 and 28,242,423
    shares in 2003                                                                 295               292
  Additional paid-in capital                                                   132,356           146,362
  Treasury stock - at cost:  998,500 shares in 2004 and 1,002,700 shares
    in 2003                                                                    (15,950)          (16,057)
  Retained earnings                                                            296,386           274,937
  Accumulated other comprehensive loss                                         (16,440)          (14,881)
                                                                          -------------     -------------
    Total stockholders' equity                                                 396,647           390,653
                                                                          -------------     -------------
Total Liabilities and Stockholders' Equity                                $    766,478      $    735,854
                                                                          =============     =============

                  The accompanying notes are an intergral part
                  of these consolidated financial statements.

           ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (In thousands, except per share amounts)

                                                                            For the Three Months Ended
                                                                                     March 31,
                                                                          ------------------------------
                                                                              2004               2003
                                                                          ------------------------------
Operating revenues:
  Oil and gas production                                                  $      92,607     $     95,688
  Gain on sale of proved properties                                                 195               36
  Marketed gas revenue                                                            3,573            3,775
  Other oil and gas revenue                                                          67            1,445
  Derivative gain                                                                   852              115
  Other revenues                                                                    120              145
                                                                          --------------    -------------
    Total operating revenues                                                     97,414          101,204
                                                                          --------------    -------------
Operating expenses:
  Oil and gas production                                                         23,543           21,130
  Depletion, depreciation, amortization
      and abandonment liability accretion                                        20,626           18,885
  Exploration                                                                     5,704            4,150
  Abandonment and impairment of unproved properties                                 922              919
  General and administrative                                                      6,664            6,146
  Marketed gas system operating expense                                           3,411            3,359
  Minority interest and other                                                       665              196
                                                                          --------------    -------------
    Total operating expenses                                                     61,535           54,785
                                                                          --------------    -------------
Income from operations                                                           35,879           46,419

Nonoperating income and (expense):
  Interest income                                                                   144              230
  Interest expense                                                               (1,488)          (2,216)
                                                                          --------------    -------------
Income before income taxes and cumulative
    effect of change in accounting principle                                     34,535           44,433
Income tax expense                                                              (13,086)         (17,071)
                                                                          --------------    -------------
Income before cumulative effect of change in accounting principle                21,449           27,362
  Cumulative effect of change in accounting principal, net of income tax              -            5,435
                                                                          --------------    -------------
  Net income                                                              $      21,449     $     32,797
                                                                          ==============    =============

Basic weighted average common shares outstanding                                 29,775           30,354
Diluted weighted average common shares outstanding                               34,191           34,861

Basic earnings per common share:
--------------------------------
Income before cumulative effect of change in accounting principle         $        0.72     $       0.90
  Cumulative effect of change in accounting principle                                 -             0.18
                                                                          --------------    -------------
Basic net income per common share                                         $        0.72     $       1.08
                                                                          ==============    =============
Diluted earnings per common share:
----------------------------------
Income before cumulative effect of change in accounting principle         $        0.66     $       0.81
  Cumulative effect of change in accounting principle                                 -             0.16
                                                                          --------------    -------------
Diluted net income per common share                                       $        0.66     $       0.97
                                                                          ==============    =============
Cash dividends declared per common share                                  $           -     $          -
                                                                          ==============    =============

                  The accompanying notes are an intergral part
                  of these consolidated financial statements.

            ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)
                                                                             For the Three Months Ended
                                                                                     March 31,
                                                                          --------------------------------
                                                                                2004              2003
                                                                          --------------    --------------
Reconciliation of net income to net cash provided
    by operating activities:
Net income                                                                $      21,449     $      32,797
Adjustments to reconcile net income to net
    cash provided by operating activities:
  Gain on sale of proved properties                                                (195)              (36)
  Depletion, depreciation and amortization                                       20,626            18,885
  Exploratory dry hole expense                                                       44               461
  Abandonment and impairment of unproved properties                                 922               919
  Unrealized derivative gain                                                       (852)             (115)
  Mark to market of long-term compensation plans                                  2,160               774
  Deferred income taxes                                                           8,645             5,685
  Minority interest and other                                                       159              (570)
  Cumulative effect of change in accounting principle, net of tax                     -            (5,435)
                                                                          --------------    --------------
                                                                                 52,958            53,365
Changes in current assets and liabilities:
  Accounts receivable                                                            (5,292)          (32,647)
  Prepaid expenses and other                                                        702               771
  Refundable income taxes                                                        (5,820)            1,031
  Accounts payable and accrued expenses                                          (2,630)           19,666
  Current deferred income taxes                                                       -                68
                                                                          --------------    --------------
Net cash provided by operating activities                                        39,918            42,254
                                                                          --------------    --------------
Cash flows from investing activities:
  Proceeds from sale of oil and gas properties                                      483               108
  Capital expenditures                                                          (42,482)          (21,023)
  Acquisition of oil and gas properties, including related
    $71,594 loan to Flying J in 2003                                               (522)          (73,151)
  Proceeds from short-term investments available-for-sale                         1,000                 -
  Other                                                                              49                13
                                                                          --------------    --------------
Net cash used in investing activities                                           (41,472)          (94,053)
                                                                          --------------    --------------
Cash flows from financing activities:
  Proceeds from credit facility                                                  76,497            95,820
  Repayment of credit facility                                                  (56,500)          (38,820)
  Costs from issuance of convertible notes                                            -               (62)
  Proceeds from sale of common stock                                              3,942               998
  Repurchase of common stock                                                    (19,406)                -
                                                                          --------------    --------------
Net cash provided by financing activities                                         4,533            57,936
                                                                          --------------    --------------
Net change in cash and cash equivalents                                           2,979             6,137
Cash and cash equivalents at beginning of period                                 14,827            11,154
                                                                          --------------    --------------
Cash and cash equivalents at end of period                                $      17,806     $      17,291
                                                                          ==============    ==============
                  The accompanying notes are an intergral part
                  of these consolidated financial statements.

            ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   (Continued)

       Supplemental schedule of additional cash flow information and noncash investing and financing activities:
                                                                             For the Three Months Ended
                                                                                     March 31,
                                                                          --------------------------------
                                                                              2004              2003
                                                                          --------------    --------------
                                                                                   (In thousands)

Cash paid for interest, including amounts capitalized                     $       3,778     $      3,809

Cash (received) paid for income taxes                                     $       9,883     $       (714)

Cash paid for exploration expenses                                        $       3,613     $      4,150

Interest income included in restricted cash                               $          33     $          -

In January 2004 the Company issued a total of 4,200 shares of common stock from treasury to its non-employee directors pursuant to the Company's non-employee director stock compensation plan. Compensation expense related to the shares issued is expensed over the period to which they relate. The Company recorded compensation expense of $64,260 for the first quarter of 2004.

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

                  The accompanying notes are an intergral part
                  of these consolidated financial statements.

            ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (UNAUDITED)
                      (In thousands, except share amounts)

                                                                                                        Accumulated
                                         Common Stock    Additional     Treasury Stock                     Other         Total
                                      ------------------  Paid-in   ---------------------   Retained   Comprehensive  Stockholders'
                                        Shares    Amount  Capital     Shares     Amount     Earnings   Income (Loss)     Equity
                                      ---------- ------- ---------- ----------  ---------  ----------  -------------  -------------
Balances, December 31, 2002           28,983,110  $  290  $ 140,688 (1,009,900)  $(16,210)  $ 182,512   $     (7,767)  $    299,513
                                      ---------- ------- ---------- ----------  ---------  ----------  -------------  -------------
Comprehensive income:
   Net Income                                -       -          -          -          -        95,575            -           95,575
   Unrealized net gain on marketable
     equity securities available for
     sale                                    -       -          -          -          -           -              716            716
   Change in derivative instrument
     fair value                              -       -          -          -          -           -          (21,873)       (21,873)
   Reclassification to earnings              -       -          -          -          -           -           13,846         13,846
   Minimum pension liability
     adjustment                              -       -          -          -          -           -              197            197
                                                                                                                      -------------                                                                                                                      -------------
Total comprehensive income                                                                                                   88,461
                                                                                                                      -------------
Cash dividends, $ 0.10 per share             -       -          -          -          -        (3,150)           -           (3,150)
Issuance of stock under Employee
  Stock Purchase Plan                     16,994     -          375        -          -           -              -              375
Value of option right granted to
  Flying J                                   -       -          995        -          -           -              -              995
Sale of common stock, including
  income tax  benefit of stock
  option exercises                       245,019       2      4,304        -          -           -              -            4,306
Directors' stock compensation                -       -          -        7,200        153         -              -              153
                                      ---------- ------- ---------- ----------  ---------  ----------  -------------  -------------
Balances, December 31, 2003           29,245,123  $  292  $ 146,362 (1,002,700)  $(16,057)  $ 274,937   $    (14,881)  $    390,653
                                      ---------- ------- ---------- ----------  ---------  ----------  -------------  -------------
Comprehensive income:
   Net Income                                -       -          -          -          -        21,449            -           21,449
   Change in derivative instrument
     fair value                              -       -          -          -          -           -           (6,899)        (6,899)
   Reclassification to earnings              -       -          -          -          -           -            5,340          5,340
                                                                                                                      -------------
Total comprehensive income                                                                                                   19,890
                                                                                                                      -------------
Repurchase of common stock                   -       -      (19,406)       -          -           -              -          (19,406)
Sale of common stock, including
  income tax benefit of stock option
  exercises                              257,750       3      5,400        -          -           -              -            5,403
Directors' stock compensation                -       -          -        4,200        107         -              -              107
                                      ---------- ------- ---------- ----------  ---------  ----------  -------------  -------------
Balances, March 31, 2004              29,502,873  $  295  $ 132,356   (998,500)  $(15,950)  $ 296,386   $    (16,440)  $    396,647
                                      ========== ======= ========== ==========  =========  ==========  =============  =============

                  The accompanying notes are an intergral part
                  of these consolidated financial statements.

            ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                            --------------------------
                                 March 31, 2004

Note 1 - The Company and Business

         St. Mary Land & Exploration Company ("St. Mary" or the "Company")
is an independent energy company engaged in the exploration, development, acquisition and production of natural gas and crude oil. The Company's operations are conducted entirely in the continental United States.

Note 2 - Basis of Presentation and Significant Accounting Policies

         The accompanying unaudited condensed consolidated financial statements of St. Mary have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in St. Mary's Annual
Report on Form 10-K for the year ended December 31, 2003. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the interim financial information have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

         The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements in the Form 10-K for the year ended December 31, 2003. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Form 10-K.

Note 3 - Earnings Per Share

         Basic net income per common share of stock is calculated by dividing net income available to common stockholders by the weighted-average of common shares outstanding during each period. During the first quarter of 2003, the
Company issued 3,380,818 shares of common stock as part of an acquisition. On
February 9, 2004, the Company repurchased these shares, and the shares were retired (see Note 10). These shares were considered outstanding for purposes of calculating basic and diluted net income per common share and were weighted accordingly in the calculation of common shares outstanding. The shares were included in the temporary equity section of the accompanying consolidated balance sheets as of December 31, 2003.

         Diluted net income per common share of stock is calculated by dividing adjusted net income by the weighted-average of common shares outstanding and other dilutive securities. Adjusted net income is used for the if-converted method discussed below and is derived by adding interest expense paid on the
Company's 5.75% Senior Convertible Notes due 2022 (the "Convertible Notes") back to net income and then adjusting for nondiscretionary items including the related income tax effect. Potentially dilutive securities of the Company consist of in-the-money outstanding options to purchase the Company's common stock and shares into which the Convertible Notes may be converted.

         The treasury stock method is used to measure the dilutive impact of stock options. The table details the weighted-average dilutive and anti-dilutive securities related to stock options for the periods presented.

         The dilutive effect of stock options is considered in the detailed calculation below. There were 611,678 and 616,014 anti-dilutive securities related to stock options for the three-month periods ended March 31, 2004 and
2003, respectively.

         Shares associated with the conversion feature of the Convertible Notes are accounted for using the if-converted method. Under the if-converted method, income used to calculate diluted earnings per share is adjusted for the interest charges and nondiscretionary adjustments based on income that would have changed had the Convertible Notes been converted at the beginning of the period.
Potentially dilutive shares of 3,846,153 related to the Convertible Notes were included in the calculation of diluted net income per share for the three-month periods ended March 31, 2004 and 2003. The Convertible Notes were issued in
March 2002.

         The following table sets forth the calculation of basic and diluted earnings per share:

                                                               For the Three Months Ended
                                                                        March 31,
                                                             ------------------------------
                                                                  2004            2003
                                                             -------------    -------------
                                                                  (In thousands, except
                                                                   per share amounts)
Income before cumulative effect of change in accounting
     principle                                               $     21,449     $     27,362
Cumulative effect of change in accounting principle, net
     of income tax                                                      -            5,435
                                                             -------------    -------------
Net income                                                         21,449           32,797
                                                             -------------    -------------
Adjustments to net income for dilution:
     Add: Interest expense not incurred if Convertible Notes
        converted                                                   1,580            1,563
     Less: Other adjustments                                          (16)            (16)
     Less: Income tax effect of dilution items                       (593)           (587)
                                                             -------------    -------------
Net income adjusted for the effect of dilution               $     22,420     $     33,757
                                                             =============    =============
Basic weighted-average common shares outstanding
     in period                                                     29,775           30,354
     Add: Dilutive effects of stock option                            570              661
     Add: Dilutive effect of Convertible Notes using if-
        converted method                                            3,846            3,846
                                                             -------------    -------------
Diluted weighted-average common shares outstanding
     in period                                                     34,191           34,861
                                                             =============    =============
Basic earnings per common share:
     Income before cumulative effect of change in
        accounting principle                                 $       0.72     $       0.90
     Cumulative effect of change in accounting principle                -             0.18
                                                             -------------    -------------
     Total                                                   $       0.72     $       1.08
                                                             =============    =============
Diluted earnings per common share:
     Income before cumulative effect of change in
        accounting principle                                 $       0.66     $       0.81
     Cumulative effect of change in accounting principle                -             0.16
                                                             -------------    -------------
     Total                                                   $       0.66     $       0.97
                                                             =============    =============

Note 4 - Compensation Plans

         The Company accounts for stock-based compensation using the intrinsic value recognition and measurement principles prescribed in Accounting Principles
Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"),
and related interpretations. No stock-based employee compensation expense is reflected in net income as all options granted under the Company's plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123,
"Accounting for Stock-Based Compensation," to stock-based employee compensation for the periods presented (in thousands, except per share amounts).

                                                                          For The Three Months Ended March
                                                                                         31,
                                                                          --------------------------------
                                                                                2004              2003
                                                                          ---------------   --------------
                                                                           (In thousands, except per share
                                                                                      amounts)
Net income -
    As reported:                                                          $       21,449    $      32,797
    Add:  Stock-based employee compensation expense
      included in reported net income, net of related tax effects                      -                -
    Less:  Stock-based employee compensation expense
      determined under fair value based method for all awards,
      net of related income tax effects                                             (883)            (300)
                                                                          ---------------   --------------
    Pro forma net income                                                  $       20,566    $      32,497
                                                                          ===============   ==============
Basic earnings per share -
    As reported:
      Income before cumulative effect of change in accounting
        principle                                                         $         0.72    $        0.90
      Cumulative effect of change in accounting principle                              -             0.18
                                                                          ---------------   --------------
      Total                                                               $         0.72    $        1.08
                                                                          ===============   ==============
    Pro forma:
      Income before cumulative effect of change in accounting
        principle                                                         $         0.69    $        0.90
      Cumulative effect of change in accounting principle                              -             0.18
                                                                          ---------------   --------------
      Total                                                               $         0.69    $        1.08
                                                                          ===============   ==============
Diluted earnings per share -
    As reported:
      Income before cumulative effect of change in accounting
        principle                                                         $         0.66    $        0.81
      Cumulative effect of change in accounting principle                              -             0.16
                                                                          ---------------   --------------
      Total                                                               $         0.66    $        0.97
                                                                          ===============   ==============
   Pro forma:
      Income before cumulative effect of change in accounting
        principle                                                         $         0.63     $       0.80
      Cumulative effect of change in accounting principle                              -             0.16
                                                                          ---------------   --------------
      Total                                                               $         0.63     $       0.96
                                                                          ===============   ==============

         For purposes of these pro forma disclosures, the estimated fair values of the options are amortized to expense over the options' vesting periods. The effects of applying SFAS No. 123 in the pro forma disclosure are not necessarily indicative of actual future amounts.

         The fair value of options is measured at the date of grant using the
Black-Scholes option-pricing model. The fair value of options granted in the three month periods ended March 31, 2004 and 2003 were estimated using the following weighted-average assumptions.

                                                     For the Three Months
                                                        Ended March 31,
                                                  ----------------------------
                                                       2004          2003
                                                  ----------------------------

Risk free interest rate                                     3.6%         2.8%
Dividend yield                                              0.3%         0.4%
Volatility factor of the
  expected market price of
  the Company's common stock                               38.7%        39.9%
Expected life of the options (in years)                      7.6          5.0

         The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions, are fully transferable, and are not subject to trading restrictions or black out periods. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Since the
Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, it is management's opinion that the existing models do not necessarily provide a reliable single measure of the fair value of St Mary's employee stock options.

         The Company has not adopted any of the early transition methods provided for in SFAS No. 148, "Accounting for Stock-Based
Compensation--Transition and Disclosure: and amendment of FASB Statement No.
123." The FASB has issued a final exposure draft that will require companies to recognize the fair value of stock options and other stock-based compensation as expense for reporting periods beginning in 2005. For awards issued prior to the effective date, the standard will require companies to utilize prior valuation models of fair value and recognize as expense the remaining unvested portion of the awards over the remaining vesting periods.

Note 5 - Income Taxes

         Income tax expense for the three months ended March 31, 2004 and 2003 differ from the amounts that would be provided by applying the statutory U.S.
Federal income tax rate to income before income taxes primarily due to the effect of state income taxes, percentage depletion, changes in the composition of income tax rates and other permanent differences. For the three month period ended March 31, 2004, the Company's current portion of income tax expense was
$5.9 million compared to $11.3 million for the same period in 2003.

Note 6 - Long-term Debt

Revolving Credit Facility

         The Company has a revolving credit facility with a group of banks. The credit facility specifies a maximum loan amount of $300.0 million and has a maturity date of January 27, 2006. Borrowings under the facility are secured by a pledge in favor of the lenders of collateral that includes certain oil and gas properties and the common stock of the material subsidiaries of the Company. The bank group authorized a borrowing base of $300.0 million in April 2004 under a normal semi-annual redetermination. The borrowing base redetermination process considers the value of St. Mary's oil and gas properties and other assets, as determined by the bank syndicate. The Company elected an aggregate commitment amount of $150.0 million. The Company must comply with certain financial and non-financial covenants. Interest and commitment fees are accrued based on the borrowing base utilization percentage table below. Eurodollar loans accrue interest at LIBOR plus the applicable margin from the utilization table, and
Alternative Base Rate (ABR) loans accrue interest at Prime plus the applicable margin from the utilization table. Commitment fees are accrued on the unused portion of the aggregate commitment amount and are included in interest expense in the consolidated statements of operations.

Borrowing base
 utilization percentage    <50% =>50%<75% =>75%<90%  >90%
---------------------------------------------------------------------------
Eurodollar Loans             1.25%        1.50%       1.75%        2.00%
ABR Loans                    0.00%        0.25%       0.50%        0.75%
Commitment Fee Rate          0.30%        0.38%       0.38%        0.50%

         At March 31, 2004, the Company's borrowing base utilization percentage as defined under the credit agreement was 10.3%. The Company had $17.0 million in Eurodollar loans and $14.0 million in ABR loans outstanding under its revolving credit agreement as of March 31, 2004.

5.75% Senior Convertible Notes Due 2022

         As of March 31, 2004, the Company also had $100.0 million in outstanding borrowings under the Convertible Notes. The Convertible Notes provide for the payment of contingent interest of up to an additional 0.5%
during six-month interest periods based on the note trading price before the beginning of the particular six-month period. Under that provision, interest was accrued at a total rate of 6.25% for the three-month period ending March 31,
2004. Based on the trading price of the Convertible Notes over the determination periods, the Company was subject to the contingent interest payments for the period from September 16, 2003, to March 15, 2004 and will be subject to the contingent interest payments for the period from March 16, 2004 to September 15,
2004.

         The Convertible Notes contain a provision for payment of contingent interest if certain conditions are met. Under SFAS No. 133, "Accounting for
Derivative Instruments and Hedging Activities," this provision is considered an embedded equity-related derivative that is not clearly and closely related to the fair value of an equity interest and therefore must be separately treated as a derivative instrument. The value of the derivative at issuance of the
Convertible Notes in March 2002 was $474,000. This amount was recorded as a decrease to the Convertible Notes payable in the consolidated balance sheets. Of this amount, $24,000 was amortized through interest expense for the three-month periods ended March 31, 2004 and 2003. Derivative gain in the consolidated statements of operations for the three months periods ended March 31, 2004 and
2003 includes net gain of $4,000 and $128,000, respectively, from mark-to-market adjustments for this derivative.

         On October 3, 2003, the Company entered into fixed-to-floating interest rate swaps for a total notional amount of $50.0 million through March 20, 2007.
Under the swaps St. Mary will be paid a fixed interest rate of 5.75% and will pay a variable interest rate of 235 basis points above the six-month LIBOR rate as determined on the semi-annual settlement date. The 6-month LIBOR rate on
March 15, 2004 was 1.16%, and the Company received proceeds of $484,000 from the semi-annual settlement of the swaps on that date. The payment dates of the swaps match exactly with the interest payment dates of the Convertible Notes. The fair value of the swaps was an asset of $728,000 as of March 31, 2004, and was a liability of $104,000 as of December 31, 2003. The swaps do not qualify for fair value hedge treatment under SFAS No. 133 and related pronouncements. For the three-month period ended March 31, 2004, the Company recorded a net gain of approximately $834,000 included in derivative gain in the consolidated statement of operations from mark-to-market adjustments for this derivative.

Weighted-average Interest Rate Paid

         The weighted-average interest rates paid for the first quarters of 2004 and 2003 were 6.0% and 4.9%, respectively, including commitment fees paid on the unused portion of the credit facility aggregate commitment, amortization of deferred financing costs, and amortization of the contingent interest embedded derivative. The impact of the commitment fees over a lower average outstanding balance results in a higher weighted-average interest rate despite lower LIBOR interest rates than in previous quarters.

Note 7 - Derivative Financial Instruments

         The Company recognized a net loss of $8.6 million from its oil and gas derivative contracts for the three months ended March 31, 2004, compared to a net loss of $10.6 million for the same period in 2003.

         The Company has in place derivative contracts for the sale of oil and natural gas. The Company attempts to qualify the majority of these instruments as cash flow hedges for accounting purposes. The table below describes the volumes and average contract prices of hedges we have in place including hedges entered into after March 31, 2004. All of our oil and gas derivatives are swap agreements. The gas swaps are indexed to a variety of regional indexes, and the oil swaps are indexed to NYMEX.

                       Gas (per MMBtu)                    Oil (per Bbl)
                       ---------------                    -------------
                             Weighted-Average               Weighted-Average
Contract                      Contract Price                 Contract Price
Month             Volumes    (Regional Index)     Volumes        (NYMEX)
-----             -------    ----------------     -------        -------

April             738,900  $           3.72       178,000  $        24.66
May               802,000              3.88       174,800           24.67
June              926,500              4.13       173,000           24.67
July              922,700              4.14       172,500           24.65
August            915,000              4.14       170,900           24.65
September         909,600              4.14       169,300           24.64
October           907,100              4.15       167,700           24.64
November          816,800              4.26       165,200           24.64
December          812,600              4.26       163,100           24.64
              ------------ ------------------ ------------ -----------------
Total 2004      7,751,200              4.10     1,534,500           24.65
              ------------ ------------------ ------------ -----------------
2005

January           195,600              5.61        27,000           29.20
February          195,600              5.61        27,000           29.20
March             195,600              5.61         5,900           29.20
April             195,600              5.61             -               -
May               132,000              5.65             -               -
              ------------ ------------------ -----------  -----------------
Total 2005        914,400              5.61        59,900           29.20
              ------------ ------------------ -----------  -----------------
All Contracts   8,665,600  $           4.26     1,594,400  $        24.82
              ============ ================== ===========  =================

         The Company seeks to minimize basis risk and indexes its oil hedges to
NYMEX prices and its gas hedges to various regional index prices associated with pipelines in proximity to the Company's areas of gas production. The natural gas volumes associated with specific Inside FERC ("IF") regional indexes are as follows:

      Index                                           MMBtu
      -----                                           -----
IF ANR OK                                         4,170,600
IF CIG N System                                   2,023,600
IF Henry Hub                                      1,571,400
IF Reliant N/S                                      540,000
IF HSC                                              360,000
                                              -------------
Total                                             8,665,600
                                              =============

         The following table summarizes all derivative instrument activity (in thousands).

                                                    For the Three Months Ended
                                                              March 31,
                                                   ----------------------------
                                                         2004          2003
                                                   -------------- -------------
                                                            Gain (Loss)
Derivative contract settlements included in
   oil and gas production revenues                 $      (8,599) $    (10,638)
Ineffective portion of hedges qualifying for
   hedge accounting included in derivative gain               15           (13)
Non-qualified derivative contracts included
   in derivative gain (loss)                                 837           128
Amortization of contingent interest derivative
   through interest expense                                  (24)          (24)
                                                   -------------- -------------
              Total                                $      (7,771) $    (10,547)
                                                   ============== =============

         On March 31, 2004, St. Mary's remaining cash flow hedge positions from oil and gas derivatives had an estimated net pre-tax liability of $25.9 million.
The Company anticipates it will reclassify this amount to gains or losses included in oil and gas production operating revenues as the hedged production quantity is produced. Based on current prices the net amount of existing unrealized after-tax loss as of March 31, 2004, to be reclassified from accumulated other comprehensive income to oil and gas production operating revenues in the next twelve months would be $16.1 million, net of deferred income taxes. The Company anticipates that all original forecasted transactions will occur by the end of the originally specified time periods.

Note 8 - Pension Benefits

         In December 2003, the FASB issued SFAS No. 132 (revised 2003),
"Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement replaces FASB Statement No. 132, "Employers' Disclosures about
Pensions and Other Postretirement Benefits", and adds certain annual and interim period disclosure requirements. The provisions of this statement do not change the measurement and recognition provisions of FASB No. 87, "Employers'
Accounting for Pensions", No. 88, "Employers' Accounting for Settlements and
Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and
No. 106, "Employers' Accounting for Postretirement Benefits Other Than
Pensions." Interim period disclosure requirements have been incorporated herein.

         The Company's employees participate in a non-contributory pension plan covering substantially all employees who meet age and service requirements (the
"Qualified Pension Plan"). The Company also has a supplemental non-contributory pension plan covering certain management employees (the "Nonqualified Pension
Plan").

Components of Net Periodic Benefit Cost

                                           For the Three Months Ended March 31,
                                           ------------------------------------
                                                2004                  2003
                                           ---------------      ---------------
                                                       (in thousands)
Components of net periodic benefit cost:
      Service cost                         $        285         $        241
      Interest cost                                 122                  107
      Expected return on plan assets                (74)                 (43)
      Amortization of prior service cost             (4)                  (6)
      Amortization of net actuarial loss             54                   82
                                           ---------------      ---------------
      Net periodic benefit cost            $        383         $        381
                                           ===============      ===============

         Prior service costs are amortized on a straight-line basis over the average remaining service period of active participants. Gains and losses in excess of 10% of the greater of the benefit obligation and the market-related value of assets are amortized over the average remaining service period of active participants.

Contributions

         St. Mary previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute approximately $987,000 to the pension plans in 2004. Presently, the Company still believes it will contribute this amount during 2004.

Note 9 - Asset Retirement Obligations

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

         The estimated liability is based on historical experience in abandoning wells, estimated economic lives, external estimates as to the cost to abandon the wells in the future, and federal and state regulatory requirements. The liability is discounted using a credit-adjusted risk-free rate. Revisions to the liability could occur due to changes in estimated abandonment costs or well economic lives, or if federal or state regulators enact new requirements regarding the abandonment of wells.

         Upon adoption of SFAS No. 143, the Company recorded a discounted liability of $21.4 million, reversed the existing offshore abandonment liability of $9.1 million, increased property and equipment by $12.8 million, decreased accumulated Depreciation, Depletion and Amortization ("DD&A") by $8.3

million and recognized a one-time cumulative effect gain of $5.4 million (net of deferred tax benefit of $3.4 million). The Company depletes the amount added to property costs and recognized accretion expense in connection with the discontinued liability over the remaining estimated economic lives of the respective oil and gas properties.

         As of March 31, 2004, the Company's capitalized proved oil and gas properties included $41.1 million of estimated salvage value, which is excluded from the Company's DD&A calculation.

         A reconciliation of the Company's liability for the three months ended
March 31, 2004, is as follows (in thousands).

                                            For the Three Months Ended
                                                    March 31,
                                       -------------------------------------
                                             2004               2003
                                       -----------------  ------------------

Beginning asset retirement obligation  $        25,485    $         21,403
  Liabilities incurred                             172               1,936
  Liabilities settled                              (86)                  -
  Accretion expense                                465                 395
                                       -----------------  ------------------
Ending asset retirement obligation     $       26,036     $        23,734
                                       =================  ==================

Note 10 - Repurchase of Common Stock

         On February 9, 2004, the Company repurchased 3,380,818 restricted shares of its common stock from Flying J Oil & Gas and Big West Oil &
Gas, Inc. (collectively "Flying J") for a total of $91.0 million. St. Mary originally issued these shares to Flying J on January 29, 2003, in connection with St. Mary's acquisition of oil and gas properties. In addition to issuing the shares in the acquisition, St. Mary loaned Flying J $71.6 million. Flying J used the proceeds of the stock repurchase to repay their outstanding loan balance of $71.6 million. Accrued interest, which had not been recorded by the
Company for financial reporting purposes due to the non-recourse nature of the loan, was forgiven. The net $19.4 million cash outlay for the repurchase was funded from the Company's existing cash balances and borrowings under its bank credit facility.

         The following table shows the unaudited pro forma effects on the summarized consolidated balance sheet if the transactions had occurred on
December 31, 2003. The table assumes that the Company would have borrowed the necessary cash payment from its existing credit facility.

                                                                                  Unaudited
                                                                                   pro forma
                                                 December 31,      Pro forma     December 31,
                                                     2003         adjustments        2003
                                                -----------------------------------------------
Summarized Balance Sheet:                                       (In thousands)
Current assets                                  $     107,923                   $      107,923
Property and equipment, net                           611,287                          611,287
Other noncurrent assets                                16,644                           16,644
                                                --------------                  ---------------
Total Assets                                    $     735,854                   $      735,854
                                                ==============                  ===============

Current liabilities                             $     104,822                   $      104,822
Debt, including senior debt                           110,696    $     19,406          130,102
Other noncurrent liabilities,
    including minority interest                       129,683                          129,683
                                                --------------                  ---------------
Total Liabilities                                     345,201                          364,607

Restricted common stock held by Flying J               71,594         (71,594)               -
Note receivable from Flying J                         (71,594)         71,594                -
                                                --------------                  ---------------
    Total Temporary Equity                                  -                                -
                                                --------------                  ---------------
Total Equity                                          390,653         (19,406)         371,247
                                                --------------                  ---------------
Total Liabilities and Stockholders' Equity      $     735,854                   $      735,854
                                                ==============                  ===============
Selected Share Information:
Total common shares outstanding, net of
   treasury shares including restricted shares         31,623          (3,381)          28,242
                                                ==============                  ===============

Note 11 - Recently Issued Accounting Standards

         A reporting issue has arisen regarding the application of certain provisions of SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill
and Other Intangible Assets", to companies in the extractive industries, including oil and gas companies. The issue is whether the Financial Accounting
Standards Board ("FASB") intended to require companies to classify the costs of mineral rights held under lease or other contractual arrangements associated with extracting oil and gas as intangible assets in the balance sheet, apart from other capitalized oil and gas property costs, and provide specific footnote disclosures. Historically, St. Mary has included the costs of such mineral rights associated with extracting oil and gas as a component of oil and gas properties. The FASB has issued an exposure draft of a FASB Interpretation
Release clarifying that leasehold costs may be considered an identifiable asset rather than an intangible. However, as the release is not yet final, the Company has presented the following unaudited pro forma information disclosing what the effect of classifying the costs of mineral rights held under lease or other contractual arrangements associated with extracting oil and gas as a separate intangible assets line item on the balance sheet:

                                                      Unaudited Pro Forma Presentation
                                                 ---------------------------------------
                                                   March 31, 2004      December 31, 2003
                                                 ------------------   ------------------
                                                              (In thousands)
Total current assets                             $         121,129    $         107,923

Property and equipment
     Proved oil and gas properties                         537,070              514,919
     Less-accumulated depletion, depreciation
             and amortization                             (211,430)            (198,717)
     Unproved oil and gas properties, net of
              impairment allowance                          37,603               24,691
     Other property and equipment, net of
             accumulated depreciation                        4,291                4,276
                                                 ------------------   ------------------
                                                           367,534              345,169

Restricted cash subject to Section 1031 Exchange            10,387               10,353
Intangible leasehold, net                                  261,502              266,117
Other noncurrent assets                                      5,926                6,292
                                                 ------------------   ------------------
Total Assets                                     $         766,478    $         735,854
                                                 ==================   ==================

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
As of December 31, 2003, we had estimated proved reserves of 593.7 BCFE, 89% of which were proved developed producing.

         This report contains forward-looking statements. You should review our cautionary note about forward-looking statements at the end of this section.

Oil and Gas Prices

         Our results of operations and financial condition are significantly affected by oil and natural gas commodity prices, which can fluctuate dramatically. We continued to benefit from robust oil and gas prices through the first quarter of 2004.

First Quarter 2004 Highlights

         Gas prices have remained relatively high due to supply and transportation constraints resulting from the continuing maturity of gas producing basins of North America and from difficulties encountered in both obtaining access to the vast public lands of the western United States and building a pipeline to transport Alaskan natural gas to the lower 48 states. Oil prices continued to be very strong, reflecting low inventories, uncertainties resulting from OPEC announcements regarding their actions to curtail production, and crude oil refining constraints in the United States. NYMEX prices for the first quarter of 2004 averaged $5.69 per MMBtu and $35.15 per barrel, an increase of 24 percent for gas and 13 percent for oil compared to fourth quarter
2003. These prices were 14 percent lower for gas and 4 percent higher for oil than for the comparable period a year ago. As of March 31, 2004, the NYMEX strip for the remainder of the year was $33.42 per barrel for oil and $5.57 per MMBtu for gas.

         Net income for the quarter ended March 31, 2004, was $21.4 million or
$0.66 per diluted share compared to the 2003 results of $27.4 million or $0.81 per diluted share before the cumulative effect of change in accounting principle of an additional $5.4 million or $0.16 per diluted share of income. Net cash provided by operating activities was $ 39.9 million, down 6 percent, from the
$42.3 million provided in 2003. Production increased 3 percent to 18.5 BCFE on a comparative quarter basis. Compared to the same period a year earlier, our average realized price decreased 6 percent to $5.02 per MCFE. Unit costs increased for the period as lease operating expense (including taxes) increased
$0.10 to $1.28 per MCFE, DD&A (including impairments) increased $0.07 to
$1.12 per MCFE, and general and administrative expense increased $0.02 to $0.36 per MCFE.

         On February 9, 2004, we repurchased 3,380,818 shares of our common stock from Flying J for a total of $91.0 million. We originally issued these shares to Flying J on January 29, 2003, in connection with our acquisition of oil and gas properties. At that time we also loaned Flying J $71.6 million.
Flying J used the proceeds from the share repurchase to repay the outstanding loan balance. Accrued interest, which we had not been recording due to the non-recourse nature of the note, was forgiven as part of the transaction. The net $19.4 million difference was funded from our available cash and from borrowings under our bank credit facility.

Outlook for the Remainder of 2004

         Over the remainder of 2004, we will continue to execute our business plan, which includes:

         o        Capital expenditures increased to $288 million. This $15
                  million increase is due to drilling activity in the Andarko
                  Basin in our Mid-Continent region. Of this amount, $188
                  million is allocated to drilling. A table of budgeted amounts by core area is detailed under the caption Capital Expenditure
                  Budget. The 2004 exploration and development budget represents a 39 percent increase over the 2003 budget. We have not
                  completed any acquisitions to date in 2004, but we continue to aggressively evaluate property acquisition packages, and as of the date of this filing our $100 million acquisition budget is unchanged for 2004.

         o        Continuing development of our Hanging Woman Basin coalbed
                  methane project. We have secured a contract for construction of a high-pressure pipeline to the project and are working on the remaining infrastructure items. We plan to commence
                  drilling in May of 2004. An estimated 108 Wyoming wells are targeted for drilling this year. Roughly one-half of the wells to be drilled this year will be located on fee lands. We
                  believe that non-fee permits will begin to be issued in August
                  2004, and we expect production of natural gas in commercial quantities to begin in 2005.

         o        Evaluation of 3-D seismic. In the first quarter of 2004, we received the processed 3-D seismic data that covers our entire
                  24,914 fee acreage position in St. Mary Parish, Louisiana. We are actively evaluating this data. In conjunction with the 3-D seismic shoot, we optioned 14,969 acres for lease primarily in the middle portion of our property where little exploration has historically taken place. Elections under the option
                  agreement are due May 1, 2004.

         A quarter-to-quarter overview of selected reserve, production and financial information, including trends:

Selected Operations Data (In Thousands, Except Price and Per MCFE Amounts):
---------------------------------------------------------------------------
                                   Three Months Ended March 31,   % of Change
                                   ----------------------------
                                        2004          2003       Between Periods
                                   ------------- --------------  ---------------
Net Production Volumes
----------------------
Natural Gas (Mcf)                        11,613          11,704
Oil (Bbl)                                 1,141           1,041
MCFE                                     18,456          17,951             3%

Average Daily Production
------------------------
Natural Gas (Mcf per day)               127,614         130,043
Oil (Bbls per day)                       12,533          11,568
MCFE per day (6:1)                      202,812         199,453             2%

Oil & Gas Production Revenues
---------------------------------
Gas Production                     $     60,439  $       65,931
Oil Production                           32,168          29,757
                                   ------------- --------------
Total                              $     92,607  $       95,688            (3)%
                                   ============= ==============
Oil & Gas Production Costs
------------------------------
Lease Operating Expenses           $     15,177  $       13,872
Transportation Costs                      1,737           1,389
Production Taxes                          6,629           5,869
                                   ------------- --------------
Total                              $     23,543  $       21,130            11%
                                   ============= ==============

Average Realized Sales Price, net of hedging
--------------------------------------------
Natural Gas (Per Mcf)              $       5.20  $         5.63           (8)%
Oil (Per Bbl)                      $      28.20  $        28.58           (1)%

Per MCFE Data:
--------------
Net Realized Price                 $       5.02  $         5.33           (6)%
Lease Operating Expense                   (0.83)          (0.77)            8%
Transportation Costs                      (0.09)          (0.08)           13%
Production Taxes                          (0.36)          (0.33)            9%
General and Administrative                (0.36)          (0.34)            6%
                                   ------------- ----------------
Operating Profit                   $       3.38  $         3.81          (11)%
                                   ============= ================

Depletion, Depreciation and
 Amortization                      $       1.12  $         1.05             7%

Financial Information (In Thousands, Except Per Share Amounts):
---------------------------------------------------------------
                                                    For the Periods Ended             % of Change
                                             -------------------------------------
                                              March 31, 2004     December 31, 2003   Between Periods
                                             ---------------    ------------------  ---------------
Working Capital                              $       21,143     $          3,101
Long-Term Debt                               $      130,720     $        110,696           18%
Stockholders' Equity                         $      396,647     $        390,653            2%

                                             For the Periods Ended March 31,  % of Change
                                             -------------------------------
                                                2004             2003        Between Periods
                                             -------------   --------------  ---------------
Basic Net Income Per Common Share            $       0.72     $      1.08         (33)%
Diluted Net Income Per Common Share          $       0.66     $      0.97         (32)%

Basic Weighted-Average Shares Outstanding          29,775           30,354         (2)%
Diluted Weighted-Average Shares Outstanding        34,191           34,861         (2)%

Net Cash Provided By Operating Activities    $     39,918     $     42,254         (6)%
Net Cash Used In Investing Activities        $    (41,472)    $    (94,053)       (56)%
Net Cash Provided By Financing Activities    $      4,533     $     57,936        (92)%

         We present the preceding table as a summary of information relating to those key indicators of financial condition and operating performance that we believe to be important.

         We present per MCFE information since we use this information to evaluate our performance relative to our peers and to measure trends that we believe require analysis. Our period-to-period comparison of financial results presented later provides additional details for the per MCFE differences between quarters. For the rest of this year we expect oil and gas production expenses will remain fairly constant with respect to recurring costs and will decrease slightly for planned workover activity. Production taxes will likely be higher as a percentage in 2004 as a result of the benefit of severance tax holidays we realized in 2003. Depreciation, depletion and amortization will likely increase due to the higher costs associated with finding and acquiring crude oil and natural gas. General and administrative expense is projected to increase in the second quarter of 2004 following the anticipated grant of restricted stock.
Assuming the restricted stock plan is approved by our stockholders, grants of restricted stock will replace grants of stock options beginning in June 2004. We expect G&A per MCFE for all of 2004 will decrease relative to the first quarter.

         The remaining information in the table relates to information we have provided in operations update press releases and is intended to supplement the discussion above.

Overview of Liquidity and Capital Resources

         We continue to believe that we have sufficient liquidity and capital resources to execute our business plans for the foreseeable future.

Sources of cash

         Our primary sources of liquidity are the cash provided by operating activities, debt financing, sales of non-strategic properties and access to the capital markets.

         As of March 31, 2004, we had $10.4 million of cash that is restricted.
This cash is held in a 1031 deferred exchange account and is available for purchase of oil and gas properties.

         Our current credit facility. The calculated borrowing base for our credit facility was increased to $300.0 million in April 2004 following a normal semi-annual borrowing base review. We have elected a commitment amount of $150.0 million under this facility, which results in lower commitment fees payable to the bank syndicate. We believe this commitment level is adequate for our near-term liquidity requirements. We must comply with certain financial and non-financial covenants, and we are currently in compliance with all of these covenants. Interest and commitment fees are accrued based on the borrowing base utilization percentage. LIBOR-based borrowings accrue interest at LIBOR plus the applicable margin from the utilization table, and Alternate Base Rate borrowings accrue interest at prime plus the applicable margin from the utilization table located in Note 5 of Part IV, Item 15 of our December 31, 2003 report.
Commitment fees are accrued on the unused portion of the aggregate commitment amount and are included in interest expense in the consolidated statements of operations. Our loan balance of $31.0 million on March 31, 2004, was comprised of $17.0 million of LIBOR based borrowing and $14.0 million of ABR borrowing. As of April 28, 2004, our total outstanding borrowings under the credit facility had been reduced to $6.0 million.

         We increased our net borrowings by $20 million to $130.7 million in the first quarter of 2004 primarily to fund the repurchase of our common stock from
Flying J. Our weighted-average interest rate paid in the first quarter of 2004 was 6.0 percent and included commitment fees paid on the unused portion of the credit facility borrowing base, amortization of deferred financing costs, and amortization of the contingent interest embedded derivative associated with the convertible notes.

         Interest Rate Risk. Market risk is estimated as the potential change in fair value resulting from an immediate hypothetical one-percentage point parallel shift in the yield curve. On October 3, 2003, we executed interest rate swaps on a total notional amount of $50.0 million of the convertible notes, which we expect will continue to result in lower interest expense through
September of 2004 compared to last year unless interest rates rise significantly. The sensitivity analysis discussed below presents the hypothetical change in fair value of those financial instruments we held at
March 31, 2004, that are sensitive to changes in interest rates. For fixed-rate debt, interest rate changes affect the fair market value but do not impact results of operations or cash flows. Conversely, interest rate changes for floating-rate debt generally do not affect the fair market value but do impact future results of operations and cash flows, assuming other factors are held constant. The carrying amount of our floating rate debt approximates its fair value. Giving consideration to the interest rate swaps, we had floating-rate debt of $81.0 million and had $50.0 million of fixed-rate debt at March 31,
2004. Assuming constant debt levels, the cash flow impact for the remainder of the year resulting from a one-percentage point change in interest rates would be approximately $607,500 before taxes. The results of operations impact might be less than this amount as a direct effect of the capitalization of interest to wells drilled during the year. In prior years when our debt amount was at a reduced level we capitalized a larger percentage of our interest expense. Since we cannot predict the exact amount that would be capitalized, we cannot predict the exact effect that a one-percentage point shift would have on the results of operations.

Uses of cash

         We use cash for the acquisition, exploration and development of oil and gas properties and for the payment of debt obligations, trade payables and stockholder dividends. In the first quarter of 2004 we spent $42.4 million on capital development and a net $19.4 million to acquire shares of our common stock using cash flows from operations and debt financing. Our net payables decreased by $2.6 million, and we made $9.9 million in cash payments for income taxes.

         The following table presents amounts and percentage changes between the quarters ended March 31, 2004 and 2003 from our operating, investing and financing activities. The analysis following the table should be read in conjunction with our consolidated statements of cash flows in Part I, Item 1 of this report.

                                            Amount of Change   Percent of Change
                                               2004/2003        Between Periods
Net cash provided by operating activities   $       (2,336)               (6)%
Net cash used in investing activities       $       52,581               (56)%
Net cash provided by financing activities   $      (53,403)              (92)%

Analysis of cash flow changes between the quarters ending March 31, 2004 and
March 31, 2003

         Operating activities. The difference above reflects a net decrease in sources of cash flow of approximately $1.9 million caused by decreases in realized prices for both oil and gas between the quarters. Another $1.9 million difference relates to net payments of income taxes, partially offset by net collections of accounts receivable in excess of decreased accounts payable balances. These amounts were partially offset by a $1.4 million increase in the effect of the non-cash mark to market accrual of compensation expense under our long-term net profits interest bonus plan on net income between the two quarters.

         Investing Activities. The decrease in net cash used results from the
Flying J acquisition in the first quarter of 2003. Total 2004 capital expenditures, including acquisitions of oil and gas properties, decreased $51.2 million or 54 percent to $43.0 million compared to $94.2 million in 2003.

         Financing activities. The $53.4 million decrease in cash provided reflects the net $19.4 million we paid to repurchase our shares from Flying J on
February 9, 2004 and decreased borrowing against our credit facility. In 2003 we borrowed to fund our acquisition of properties from Flying J. In 2004 we borrowed to fund the difference between the amount we paid to repurchase our shares and the amount we received from Flying J when they repaid their loan. In
2004, we also received $2.9 million more of proceeds from stock option exercises as compared to 2003.

         St. Mary had $17.8 million in cash and cash equivalents and had working capital of $21.1 million as of March 31, 2004, compared to $14.8 million in cash and cash equivalents and working capital of $3.1 million as of December 31,
2003.

Capital Expenditure Budget

         Expenditures for exploration and development of oil and gas properties and acquisitions are the primary use of our capital resources. We anticipate spending approximately $288 million for capital and exploration expenditures in
2004 with $100 million allocated for acquisitions of producing properties.
Anticipated ongoing exploration and development expenditures and budgeted gross wells for each of our core areas are as follows. The timing of drilling and completion of wells is variable and will differ from these estimates.

                                                In millions     Well count
                                                -----------     ----------
o        Mid-Continent region                      $   73.7        60
o        Rocky Mountain region                         51.7        66
o        ArkLaTex region                               21.6        40
o        Gulf Coast region                             18.4        16
o        Coal Bed Methane                              12.2       108
o        Permian Basin region                          10.0        30
                                                   --------
                                                   $  187.6
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

                                                  Three Months Ended March 31,
                                              ----------------------------------
                                                    2004                 2003
                                              ----------------    --------------
                                                        (In thousands)
Development costs                              $    34,446         $     20,575
Exploration costs                                    6,616                7,507
Acquisitions:
     Proved                                            694               76,466
     Unproved                                        2,792                1,891
                                              ----------------    --------------
Total including asset retirement obligation    $    44,548        $     106,439
                                              ================    ==============

         Our costs incurred for capital and exploration activities in the quarter ended March 31, 2004, decreased $61.9 million or 58 percent compared to the same period in 2003. This decrease reflects our closing of the Flying J property acquisition in the first quarter of 2003.

         We spent $43.9 million in 2004 for unproved property acquisitions and exploration and development costs compared to $30.0 million in 2003, a 46%
increase. This increase over 2003 reflects the planned increase in our drilling activity budget. We still have $100.0 million of our budget allocated for acquisitions in 2004.

         We are proceeding with the development of coalbed methane reserves in our Hanging Woman Basin project. We have 139,000 net lease acres in the basin and are concentrating our initial development on 65,000 net acres located in
Wyoming. Our current development plan for this project considers only the
Wyoming acreage. Outstanding legal challenges filed by environmental public interest groups affect 47,000 net acres in Montana relating to this project. See
Legal Proceedings under Part II, Item 1 of this report.

         We believe that internally generated cash flow and our credit facility will be utilized in 2004 to fund our capital expenditures budget. The amount and allocation of future capital and exploration expenditures will depend upon a number of factors including the number and size of available acquisition opportunities, whether we can make an economic acquisition and our ability to assimilate acquisitions we are considering. Also, the impact of oil and gas prices on investment opportunities, the availability of capital and borrowing capability and the success of our development and exploratory activity could lead to funding requirements for further development.

Financing alternatives

         In 2004 we are seeing that the debt and equity financing capital markets remain very attractive to energy companies who operate in the exploration and production segment. This is a result of relatively strong commodity prices and the general strength reflected in the balance sheets of the companies in this segment. We are not currently considering accessing the capital markets in 2004. However, if additional development or attractive acquisition opportunities arise that exceed our currently available resources, we may consider other forms of financing, including the public offering or private placement of equity or debt securities.

Sensitivity Analysis

         There has been no material change to the natural gas and crude oil price sensitivity analysis previously disclosed. Please see the corresponding section under Part II Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2003.

Summary of oil and gas production hedges in place

         Our net realized oil and gas prices are impacted by hedges we have placed on future forecasted transactions. We have historically entered into hedges of existing production around the time we make acquisitions of producing oil and gas properties. Our intent is to lock-in a significant portion of an equivalent amount of production to the prices we used to evaluate the economics of our acquisition. The percentage of our production that is hedged currently is a direct result of the timing of our acquisitions from Burlington and Flying J in late 2002 and early 2003, respectively. Aside from major acquisitions our discretionary hedging activity has been limited.

         The table below describes the volumes and average contract prices of hedges we have in place including hedges entered into after March 31, 2004. All of our oil and gas derivatives are swap agreements. These hedges tend to make our earnings less sensitive to movements in commodity price and were factored in the analysis of sensitivity below.

                      Gas (per MMBtu)                    Oil (per Bbl)
                      ---------------                    -------------
                            Weighted-Average               Weighted-Average
Contract                     Contract Price                 Contract Price
Month            Volumes    (Regional Index)     Volumes       (NYMEX)
-----            -------    ----------------     -------       -------

April            738,900  $           3.72       178,000  $        24.66
May              802,000              3.88       174,800           24.67
June             926,500              4.13       173,000           24.67
July             922,700              4.14       172,500           24.65
August           915,000              4.14       170,900           24.65
September        909,600              4.14       169,300           24.64
October          907,100              4.15       167,700           24.64
November         816,800              4.26       165,200           24.64
December         812,600              4.26       163,100           24.64
             ------------ ------------------ ------------ ------------------
Total 2004     7,751,200              4.10     1,534,500           24.65
             ------------ ------------------ ------------ ------------------
2005

January          195,600              5.61        27,000           29.20
February         195,600              5.61        27,000           29.20
March            195,600              5.61         5,900           29.20
April            195,600              5.61             -               -
May              132,000              5.65             -               -
             ------------ ------------------ -----------  ------------------
Total 2005       914,400              5.61        59,900           29.20
             ------------ ------------------ -----------  ------------------
All Contracts  8,665,600  $           4.26     1,594,400  $        24.82
             ============ ================== ===========  ==================

         We anticipate that all hedge transactions will occur as expected.

         The Company seeks to minimize basis risk and indexes its oil hedges to
NYMEX prices and its gas hedges to various regional index prices associated with pipelines in proximity to the Company's areas of gas production. The natural gas volumes associated with specific Inside FERC regional indexes are as follows:

      Index                                           MMBtu
      -----                                           -----
IF ANR OK                                         4,170,600
IF CIG N System                                   2,023,600
IF Henry Hub                                      1,571,400
IF Reliant N/S                                      540,000
IF HSC                                              360,000
                                              --------------
Total                                             8,665,600
                                              ==============

         For contracts in place on March 31, 2004, a hypothetical change of 10 percent in future gas strip prices representing a $0.56 increase per MMBtu applied to a notional amount of 7.3 million MMBtu covered by natural gas swaps would cause a change in hedge gain or loss included in gas revenue of $3.9 million in 2004 and $209,000 in 2005. A hypothetical change of 10 percent in the future NYMEX strip oil prices representing a $3.36 increase per Bbl applied to a notional amount of 1.6 MMBbl covered by crude oil swaps would cause a change in hedge gain or loss included in oil revenue of $5.2 million in 2004 and $190,000 in 2005.

Summary of interest rate hedges in place

         We entered into fixed-rate to floating-rate interest rate swaps on
$50.0 million of convertible notes on October 3, 2003. As we do not believe we have the ability to predict interest rates, we attempt to maintain a balanced allocation between fixed and floating rate debt. As our usage of the credit facility at that time was nearing zero we elected to exchange fixed rate payments for floating rate payments on a portion of the interest on our convertible notes. This hedge does not qualify for fair value hedge treatment under Statement of Financial Accounting Standards No. 133, "Accounting for
Derivative Instruments and Hedging Activities." Excluding accrued payments due to us at March 31, 2004, the interest rate swaps had a fair value asset of
$728,000. Derivative gain in the consolidated statements of operations at March
31, 2004, includes $833,000 of income related to the fair value asset increase.
Unless we access our credit facility to make an acquisition or interest rates increase dramatically, interest expense through September 2004 should decrease compared to last year due to these fixed-to-floating interest rate swaps.

Schedule of contractual obligations

         The following table summarizes our future estimated principal payments and minimum lease payments for the periods specified (in millions):

                                       Less than                          More than 5
Contractual Obligations       Total      1 year    1-3 years   3-5 years     years
--------------------------- ---------- ---------- ----------- ----------- -------------
Long-Term Debt               $  131.0   $     -    $   31.0    $   100.0   $        -

Operating Leases                10.6        2.4         3.2          2.1          2.9

Other Long-Term Liabilities     10.4        1.0         0.5          0.2          8.7
                            ---------- ---------- ----------- ----------- -------------

Total                        $ 152.0    $   3.4    $   34.7    $   102.3   $     11.6
                            ========== ========== =========== =========== =============

         This table includes our 2004 estimated pension liability payment of approximately $987,000, but excludes the remaining unfunded portion of $1.7 million, as we cannot determine with accuracy the timing of future payments. The table does not include estimated payments associated with our net profits interest bonus plan. Although we record a liability for the estimated future payments, we are not able to precisely predict the timing of these amounts. We have not included asset retirement obligations for the same reason. Pension liabilities and asset retirement obligations are discussed in Note 8 and Note 9, respectively, of Part IV Item 15 of our Form 10-K for the year ending December
31, 2003, and also in Part I Item 1 of this report.

         Two leases for office space will expire in year 2, and a third office space lease will expire in year 3. Estimated costs to replace these leases are not included in the table above. For purposes of the table we assume that the holders of our convertible notes will not exercise the conversion feature. If the holders do exercise their conversion feature, we will not have to repay the
$100.0 million. However, our common shares outstanding would increase by
3,846,150 shares.

         Our projected requirements for cash to pay interest and dividends for the remainder of 2004 are $5.6 million and $3.0 million, respectively. We will also make cash payments for income taxes, dependent on net income and capital spending.

Off-Balance Sheet Arrangements

         Aside from operating leases we do not have any off-balance sheet financing nor do we have any unconsolidated subsidiaries.

Critical Accounting Policies and Estimates

         We refer you to the corresponding section of our Annual Report on Form
10-K for the year ended December 31, 2003.

Additional Comparative Data in Tabular Format:
                                                                 Change Between the
                                                                 Three Months Ended
Oil and Gas Production Revenues                               March 31, 2004 and 2003
-------------------------------                             --------------------------
Decrease in oil and gas production revenues (in thousands)        $       (3,081)

Components of Revenue Increases (Decreases):

Natural Gas
-----------
Realized price change per Mcf                                     $        (0.43)
Realized price percentage change                                              (8)%
Production change (MMcf)                                                     (91)
Production percentage change                                                  (1)%

Oil
---
Realized price change per Bbl                                     $        (0.38)
Realized price percentage change                                              (1)%
Production change (MBbl)                                                      99
Production percentage change                                                  10%

Our product mix as a percentage of total oil and gas revenue and production:

                                            Three Months Ended March 31,
                                       ----------------------------------------
Revenue                                      2004                  2003
-------                                ------------------    ------------------
Natural Gas                                   65%                   69%
Oil                                           35%                   31%
Production
Natural Gas                                   63%                   65%
Oil                                           37%                   35%

Information regarding the effects of oil and gas hedging activity:

                                                     Three Months Ended March 31,
                                                  ---------------------------------
Natural Gas Hedging                                   2004              2003
-------------------                               ----------------  ---------------
Percentage of gas production hedged                           32%               29%
Natural gas MMBtu hedged                              4.1 million       3.8 million
Decrease in gas revenue                             ($3.1 million)    ($6.7 million)
Average realized gas price per Mcf before hedging $          5.48   $          6.20
Average realized gas price per Mcf after hedging             5.20              5.63

Oil Hedging
-----------
Percentage of oil production hedged                           41%               58%
Oil volumes hedged (MBbl)                                     462               600
Decrease in oil revenue                            ($5.5 million)    ($3.9 million)
Average realized oil price per Bbl before hedging $         32.98   $         32.35
Average realized oil price per Bbl after hedging            28.20             28.58

Information regarding the components of exploration expense:

Summary of Exploration Expense (In millions)      2004              2003
-------------------------------------------- --------------    --------------
Geological and geophysical expenses          $         0.7     $         1.4
Exploratory dry holes                                  0.2               0.5
Overhead and other expenses                            4.8               2.3
                                             --------------    --------------
                                             $         5.7     $         4.2
                                             ==============    ==============

Comparison of Financial Results and Trends between the Quarters ended March 31,
2004 and 2003

         Oil and Gas Production Revenues. Average net daily production increased
2 percent to 202.8 MMCFE for the quarter ended March 31, 2004 compared with
199.5 MMCFE for the quarter ended March 31, 2003. Wells completed in 2003 and
2004 combined with wells from acquisitions in 2003, including Flying J, have added revenue of $23.1 million and average net daily production of 50.0 MMCFE in
2004 compared to 2003. These increases are offset by natural declines in production from older properties and result in the modest increase in production between the quarters presented.

         Other Oil and Gas Revenue. Other oil and gas revenue decreased 95% to
$67,000 for the quarter ended March 31, 2004, compared with $1.4 million for the comparative quarter ended March 31, 2003. In 2003 we sold access rights to seismic data for $900,000 and on a comparative basis estimated accrued income relating to settlement of future natural gas imbalances with our partners decreased $417,000 from 2003 to 2004.

         Oil and Gas Production Expenses. Total production costs increased $2.4 million, or 11 percent, to $23.5 million for the first quarter of 2004, from
$21.1 million in the comparable period of 2003. Wells completed in 2003 and 2004 combined with wells from acquisitions in 2003, including Flying J, added $4.1 million of incremental production costs in 2004 that were not reflected in 2003.
We expect to see the results of increased production from these wells in future periods. Additionally, we experienced an increase in production taxes consistent with an increase in revenue from crude oil.

         Total oil and gas production costs per MCFE increased $0.10 to $1.28 for 2004, compared with $1.18 for 2003. This increase is comprised of the following:

o A $0.03 increase in production taxes due to higher revenue from crude oil in our Rocky Mountain region; o A $0.01 increase due to rising transportation costs in our Mid-Continent region; o A $0.01 increase reflecting general increases in
LOE per MCFE in our other core areas. o A $0.06 increase in LOE that reflects our additions of higher cost oil properties in our; Rocky Mountain region through our acquisitions from Burlington and Flying J and o
A $0.01 overall decrease in LOE relating to workover charges.

         General and Administrative. General and administrative expenses increased $518,000 or 8 percent to $6.7 million for the quarter ended March 31
2004, compared with $6.1 million for the respective 2003 timeframe.
Approximately $2.2 million of the 2004 cost and $774,000 of the 2003 cost is non-cash and relates to the mark-to-market effect of accruing compensation expense under our net profits interest bonus plan. The increase in cost on a per
MCFE basis reflects a higher percentage increase in G&A, primarily due to an increase in our compensation expense, than the proportionate increase in production of 3 percent for the period.

         From December 31, 2002 to December 31, 2003 our employee count increased from 185 to 226. This increase has resulted in a general increase in
G&A of $2.3 million between the first quarter of 2004 and the first quarter of 2003. That increase plus a $1.0 million increase in expense associated with our incentive compensation plans was partially offset by a $2.6 million increase in COPAS overhead reimbursement from operations and G&A we allocated to exploration expense. The increase in expense associated with our incentive compensation plans reflects both the benefit we have received from the current price environment for past employee performance and the performance of our employees during the current year. The increase in exploration expense reflects our increase in skilled technical staff. The technical staff was increased in order to integrate our acquisitions from 2002 and 2003 and to implement an increased drilling budget. The budget increase results from new projects identified from these acquisitions as well as other new drilling projects and discoveries during that timeframe.

         Interest Expense. Interest expense decreased by $728,000 to $1.5 million for 2004 compared to $2.2 million for 2003. The decrease reflects the benefit of the interest rate swap that we entered into on October 3, 2003, offset in part by decreased average borrowings under our credit facility in 2004 relative to the prior year.

         Income Taxes. Income tax expense totaled $13.1 million for the first quarter of 2004 and $17.1 million for the first quarter of 2003, resulting in effective tax rates of 37.9 percent and 38.4 percent, respectively. The effective rate change from 2003 reflects changes in the composition of the highest marginal state tax rates as a result of acquisition and drilling activity, percentage depletion and other permanent differences.

         The current portion of the income tax expense in 2004 is $5.9 million compared to $11.3 million in 2003. These amounts are 45 percent and 66 percent of the total tax for the respective periods. We increased our 2004 budget for drilling expenditures over 2003 amounts but revenues are projected for a slight increase in 2004 over 2003. Therefore, we believe that current taxable income and the resulting current portion of income tax as a percentage of total income tax will be lower in 2004 than it was in 2003.

Accounting Matters

         We recognized a $5.4 million gain net of income tax in 2003 from the adoption of SFAS No. 143 effective January 1, 2003.

         We refer you to Note 9 of Part I, Item 1 of this report for additional information.

Environmental

         St. Mary's compliance with applicable environmental regulations has not resulted in any significant capital expenditures or materially adverse effects on our liquidity or results of operations. We believe that we are in substantial compliance with environmental regulations and do not currently expect that any material expenditures will be required in the foreseeable future. However, we are unable to predict the impact that future compliance with regulations may have on future capital expenditures, liquidity and results of operations.

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
         o   business strategies,
         o   expansion and growth of operations,
         o   recent legal developments, and
         o   other similar matters.

         These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including such factors as the volatility and level of oil and natural gas prices, unexpected drilling conditions and results, production rates and reserve replacement, the imprecise nature of oil and gas reserve estimates, drilling and operating service availability and risks, uncertainties in cash flow, the financial strength of hedge contract counterparties, the availability of attractive exploration, development and property acquisition opportunities, financing requirements, expected acquisition benefits, competition, litigation, environmental matters, the potential impact of government regulations, and other matters discussed in the "Risk Factors"
section of our 2003 Annual Report on Form 10-K. Readers are cautioned that forward-looking statements are not guarantees of future performance and that actual results or developments may differ materially from those expressed or implied in the forward-looking statements. Although we may from time to time voluntarily update our prior forward - looking statements, we disclaim any commitment to do so except as required by securities laws.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required by this item is provided under the captions
"Interest Rate Risk" and "Sensitivity Analysis" in Item 2 above and is incorporated herein by reference.

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

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings
         -----------------
         From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of this report, no legal proceedings are pending against us that individually or collectively could have a material adverse effect upon our financial condition or results of operations.

         As previously reported Nance Petroleum Corporation, a wholly owned subsidiary is named along with several other leaseholders and interested parties as an additional co-defendant in a lawsuit that was originally filed in the U.S.
District Court for the District of Montana on June 12, 2001. The plaintiff, the
Northern Plains Resource Council, Inc., an environmental public interest group, sued the U.S. Bureau of Land Management, the U.S. Secretary of the Interior, the
Montana BLM State Director and Fidelity Exploration & Production Company.
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
The court held that the issuance process regarding the federal leases in question complied with the applicable environmental laws. The plaintiff has appealed this decision and the Ninth Circuit Court of Appeals has granted expedited status to this appeal. Briefing in this case is now complete. No decision has been made as to whether this matter will be set for oral argument.
We have no current indications as to when the Ninth Circuit Court of Appeals will render a decision. Notwithstanding our success in the lower court, there is no assurance as to the ultimate outcome of the lawsuit, and therefore, there is no assurance that it will not adversely affect our coalbed methane project. Even if the federal leases in Montana become unavailable, we are proceeding with this project on non-federal leases in Wyoming, and we anticipate acquiring additional non-federal leases in Montana and Wyoming.

ITEM 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity
Securities

(c)      In January 2004, St. Mary issued a total of 4,200 restricted shares of common stock valued at $107,000 from treasury to its non-employee directors pursuant to the Company's non-employee director stock compensation plan. Compensation expense related to the shares issued is amortized over the period of service as members of the board of directors to which the stock grant relates. St. Mary recorded compensation expense of $64,000 related to the issuance of these shares during the quarter ended March 31, 2004. These shares were not registered under the Securities Act of 1933 in reliance on Rule 506 of
         Regulation D promulgated under the Securities Act since the directors are accredited investors and certificates representing the shares bear a legend restricting the transfer of those shares.

(e)      The following table provides information about purchases by the Company during the quarter ended March 31, 2004, of shares of the Company's common stock, which is the sole class of equity securities registered by the Company pursuant to Section 12 of the Exchange Act.

                ISSUER PURCHASES OF EQUITY SECURITIES

------------ ------------------ ------------------------ --------------------- ------------------------
                    (a)                   (b)                 (c)                        (d)
                                                           Total Number of      Maximum number of
                                                         Shares Purchased as   Shares that May Yet Be
              Total Number of   Average Price Paid per    Part of Publicly       Purchased Under the
  Period      Shares Purchased           Share           Announced Program (1)       Program (1)
------------ ------------------ ------------------------ --------------------- ------------------------
01/01/04 -         - 0 -                 $ - 0 -                 - 0 -                 990,100
01/31/04
------------ ------------------ ------------------------ --------------------- ------------------------
02/01/04 -     3,380,818 (2)             $ 26.92 (2)             - 0 -                 990,100
02/29/04
------------ ------------------ ------------------------ --------------------- ------------------------
03/01/04 -         - 0 -                   - 0 -                 - 0 -                 990,100
03/31/04
------------ ------------------ ------------------------ --------------------- ------------------------
Total:          3,380,818                $ 26.92                 - 0 -                 990,100
------------ ------------------ ------------------------ --------------------- ------------------------

(1)      On August 7, 1998, we announced that our board of directors authorized a stock repurchase program whereby we may purchase from time-to-time, in open market transactions or negotiated sales, up to 2,000,000 shares of our common stock (as adjusted to reflect a two-for-one stock split effected in the form of a stock dividend distributed in September
         2000). Through 2001 we had repurchased a total of 1,009,900 shares under this program for $16.2 million at a weighted-average price of
         $15.86 per share. We have not made any purchases under this program since 2001. Additional purchases of shares may occur as market conditions warrant. We expect future purchases will be funded with internal cash flow and borrowings under our credit facility.

(2)      Apart from our publicly announced share repurchase program, on February
         9, 2004, we repurchased from Flying J Oil & Gas Inc. and Big West
         Oil & Gas Inc. 3,380,818 restricted shares of our common stock for a total of $91,000,000, or $26.92 per share. The repurchase was the result of exercising a call option on our stock. We had issued the shares to Flying J and Big West on January 29, 2003, in connection with our acquisition of oil and gas properties. In addition to issuing the shares, we had loaned Flying J and Big West $71,594,000. This loan was completely repaid by Flying J and Big West as part of the share repurchase transaction. The $19,406,000 cash payment for the share repurchase, net of the loan repayment from Flying J and Big West, was funded from our existing cash balances and borrowings under our bank credit facility.

         The payment of dividends and stock repurchases are subject to covenants in our bank credit facility, including the requirement that we maintain certain levels of stockholders' equity and the limitations of our annual dividend rate to no more than $0.20 per share.

ITEM 6.  Exhibits and Reports on Form 8-K

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
         --------------------------
         *     Filed with this Form 10-Q.

(b)      Reports on Form 8-K

         St. Mary Land & Exploration Company filed the following current reports on Form 8-K during the quarter ended March 31, 2004:

On January 23, 2004, we filed a current report on Form 8-K reporting under Item
12 that we had issued a press release on January 22, 2004, announcing our 2004 capital expenditures budget, year-end 2003 reserves and an update on our operations for the fourth quarter and full year of 2003.

On February 10, 2004, we filed a current report on Form 8-K reporting under Item
5 that we had issued a press release on February 9, 2004, announcing our repurchase of 3,380,818 restricted shares of St Mary common stock from Flying J
Oil & Gas Inc. and Big West Oil & Gas Inc for $91,000,000 or $26.92 per
share.

On February 26, 2004, we filed a current report on Form 8-K reporting under Item
12 that we had issued a press release February 26, 2004, announcing our full year and fourth quarter 2003 financial results and reaffirming our forecast for the first quarter and full year of 2004.

On March 15, 2004, we filed a current report on Form 8-K reporting under Item 5 that we had issued a press release dated March 12, 2004, announcing the accrual of additional contingent interest on our 5.75% senior convertible notes due
2022.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                          ST. MARY LAND & EXPLORATION COMPANY

April 30, 2004            By:   /s/ MARK A. HELLERSTEIN
                                -----------------------
                                Mark A. Hellerstein
                                President and Chief Executive Officer

April 30, 2004            By:   /s/ DAVID W. HONEYFIELD
                                -----------------------
                                David W. Honeyfield
                                Vice President - Finance, Secretary
                                and Treasurer

April 30, 2004            By:   /s/ GARRY A. WILKENING
                                ----------------------
                                Garry A. Wilkening
                                Vice President - Administration and
                                Controller

