Form 10-Q
period 2004-08-04
ST MARY LAND & EXPLORATION CO
filed 2004-08-05
CIK 893538

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

                                  ------------

                        Commission file number 001-31539

                     ST. MARY LAND &EXPLORATION COMPANY
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
Yes [X]     No [ ]

Indicate by check mark  whether the  registrant  is an  accelerated  filer (as defined by Rule 12b-2 of the Exchange  Act).  Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of August 2, 2004, the registrant had 29,662,666 shares of common stock,
$0.01 par value, outstanding.

                     ST. MARY LAND &EXPLORATION COMPANY
                     --------------------------------------
                                      INDEX
                                      -----
Part I.   FINANCIAL INFORMATION                                             PAGE
                                                                            ----

          Item 1.  Financial Statements (Unaudited)

                   Consolidated Balance Sheets - June 30, 2004
                   and December 31, 2003.......................................3

                   Consolidated Statements of
                   Operations - Three and Six Months Ended
                   June 30, 2004 and 2003......................................4

                   Consolidated Statements of
                   Cash Flows - Six Months Ended
                   June 30, 2004 and 2003......................................5

                   Consolidated Statements of Stockholders' Equity and
                   Comprehensive Income - June 30, 2004 and
                   December 31, 2003...........................................7

                   Notes to Consolidated Financial
                   Statements - June 30, 2004..................................8

          Item 2.  Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operations..............................................22

          Item 3.  Quantitative and Qualitative Disclosures
                   About Market Risk (included within
                   the content of Item 2).....................................38

          Item 4.  Controls and Procedures....................................38

Part II.  OTHER INFORMATION

          Item 1.  Legal Proceedings..........................................38

          Item 2.  Changes in Securities, Use of Proceeds and

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

            ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                      (In thousands, except share amounts)

                                                                              June 30,        December 31,
                                                                           -------------------------------
                                ASSETS                                         2004               2003
                                                                           -------------     -------------
Current assets:
     Cash and cash equivalents                                              $    27,581       $    14,827
     Short-term investments                                                       1,447            12,509
     Accounts receivable                                                         79,624            65,084
     Prepaid expenses and other                                                   4,835             6,020
     Deferred income taxes                                                        8,569             8,872
     Other                                                                          389               611
                                                                           -------------     -------------
          Total current assets                                                  122,445           107,923
                                                                           -------------     -------------
Property and equipment (successful efforts method), at cost:
     Proved oil and gas properties                                              932,317           858,246
     Less - accumulated depletion, depreciation and amortization               (351,356)         (312,719)
     Wells in progress                                                           31,581            24,691
     Unproved oil and gas properties, net of impairment allowance
          of $11,210 in 2004 and $10,776 in 2003                                 38,639            36,793
     Other property and equipment, net of accumulated depreciation
          of $5,097 in 2004 and $4,656 in 2003                                    4,795             4,276
                                                                           -------------     -------------
                                                                                655,976           611,287
                                                                           -------------     -------------

                                                                           -------------     -------------
Other noncurrent assets                                                           5,649            16,644
                                                                           -------------     -------------

                                                                           -------------     -------------
Total Assets                                                                $   784,070       $   735,854
                                                                           =============     =============
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses                                  $    86,507       $    81,217
     Accrued derivative liability                                                22,359            23,605
                                                                           -------------     -------------
          Total current liabilities                                             108,866           104,822
                                                                           -------------     -------------
Noncurrent liabilities:
     Long-term credit facility                                                        -            11,000
     Convertible notes                                                           99,743            99,696
     Asset retirement obligation                                                 26,868            25,485
     Net profits interest bonus plan liability                                   12,648             6,163
     Other noncurrent liabilities                                                 5,474             7,088
     Deferred income taxes                                                      103,488            90,947
                                                                           -------------     -------------
          Total noncurrent liabilities                                          248,221           240,379
                                                                           -------------     -------------
Commitments and contingencies

Temporary equity (Note 11):
     Common stock subject to put and call options, $0.01 par value;
          issued and outstanding:  -0- shares in 2004 and
          3,380,818 shares in 2003                                                    -            71,594
     Note receivable from Flying J                                                    -           (71,594)
                                                                           -------------     -------------
          Total temporary equity                                                      -                 -
                                                                           -------------     -------------
Stockholders' equity:
     Common stock, $0.01 par value: authorized  - 100,000,000 shares;
          issued:  29,660,768 shares in 2004 and 29,245,123 shares
          in 2003; outstanding, net of treasury shares:  28,670,668
          shares in 2004 and 28,242,423 shares in 2003                              297               292
     Additional paid-in capital                                                 144,751           146,362
     Treasury stock, at cost:  990,100 shares in 2004 and 1,002,700
          shares in 2003                                                        (15,708)          (16,057)
     Deferred stock-based compensation                                           (6,201)                -
     Retained earnings                                                          316,793           274,937
     Accumulated other comprehensive loss                                       (12,949)          (14,881)
                                                                           -------------     -------------
          Total stockholders' equity                                            426,983           390,653
                                                                           -------------     -------------
Total Liabilities and Stockholders' Equity                                  $   784,070       $   735,854
                                                                           =============     =============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

            ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (In thousands, except per share amounts)
                                                                         For the Three Months Ended       For the Six Months Ended
                                                                                  June 30,                        June 30,
                                                                         ---------------------------      ------------------------
                                                                             2004           2003              2004         2003
                                                                         ------------   ------------      ----------    ----------
Operating revenues:
     Oil and gas production                                                 $ 95,447       $ 96,134        $188,054      $191,822
     Gain on sale of proved properties                                         1,581             86           1,776           122
     Marketed gas revenue                                                      3,724          3,333           7,297         7,108
     Other oil and gas revenue                                                 1,395            595           1,462         2,040
     Other revenue                                                               376          3,638             496         3,816
                                                                         ------------   ------------      ----------    ----------
          Total operating revenues                                           102,523        103,786         199,085       204,908
                                                                         ------------   ------------      ----------    ----------
Operating expenses:
     Oil and gas production                                                   21,573         23,260          45,116        44,390
     Depletion, depreciation, amortization
          and abandonment liability accretion                                 20,673         21,601          41,299        40,486
     Exploration                                                               6,569          6,276          11,200        10,426
     Impairment of proved properties                                             494              -             494             -
     Abandonment and impairment of unproved properties                           966            784           1,888         1,703
     General and administrative                                                5,410          5,453          10,987        10,826
     Change in net profits interest bonus plan liability                       4,325            924           6,485         1,697
     Derivative loss                                                           1,721             82             869             -
     Marketed gas system operating expense                                     3,310          3,098           6,721         6,457
     Other                                                                       897            299           1,562           495
                                                                         ------------   ------------      ----------    ----------
          Total operating expenses                                            65,938         61,777         126,621       116,480
                                                                         ------------   ------------      ----------    ----------
Income from operations                                                        36,585         42,009          72,464        88,428

Nonoperating income(expense):
     Interest income                                                             242            344             386           574
     Interest expense                                                         (1,565)        (2,367)         (3,053)       (4,583)
                                                                         ------------   ------------      ----------    ----------
Income before income taxes and cumulative
     effect of change in accounting principle                                 35,262         39,986          69,797        84,419
Income tax expense                                                           (13,426)       (15,669)        (26,512)      (32,740)
                                                                         ------------   ------------      ----------    ----------
Income before cumulative effect of change in accounting principle             21,836         24,317          43,285        51,679
     Cumulative effect of change in accounting principle,
          net of income tax                                                        -              -               -         5,435
                                                                         ------------   ------------      ----------    ----------
Net Income                                                                  $ 21,836       $ 24,317        $ 43,285      $ 57,114
                                                                         ============   ============      ==========    ==========

Basic weighted average common shares outstanding                              28,584         31,482          29,201        30,921
Diluted weighted average common shares outstanding                            33,062         35,798          33,646        35,222

Basic earnings per common share:
-------------------------------
     Income before cumulative effect of change in accounting principle      $   0.76       $   0.77        $   1.48      $   1.67
     Cumulative effect of change in accounting principle                           -              -               -          0.18
                                                                         ------------   ------------      ----------    ----------
Basic net income per common share                                           $   0.76       $   0.77        $   1.48      $   1.85
                                                                         ============   ============      ==========    ==========
Diluted earnings per common share:
---------------------------------
     Income before cumulative effect of change in accounting principle      $   0.69       $   0.71        $   1.34      $   1.52
     Cumulative effect of change in accounting principle                           -              -               -          0.15
                                                                         ------------   ------------      ----------    ----------
Diluted net income per common share                                         $   0.69       $   0.71        $   1.34      $   1.67
                                                                         ============   ============      ==========    ==========

Cash dividends declared per common share                                    $   0.05       $   0.05        $   0.05      $   0.05
                                                                         ============   ============      ==========    ==========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

            ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)
                                                                                For the Six Months Ended
                                                                                       June 30,
                                                                            ------------------------------
                                                                                2004              2003
Reconciliation of net income to net cash provided                           ------------      ------------
          by operating activities:
      Net income                                                             $   43,285        $   57,114
      Adjustments to reconcile net income to net
              cash provided by operating activities:
          Gain on sale of proved properties                                      (1,776)             (122)
          Depletion, depreciation, amortization
              and abandonment liability accretion                                41,299            40,486
          Exploratory dry hole expense                                            1,236             1,142
          Impairment of proved properties                                           494                 -
          Abandonment and impairment of unproved properties                       1,888             1,703
          Unrealized derivative (gain) loss                                         869               (33)
          Change in net profits interest bonus plan liability                     6,485             1,697
          Stock-based compensation expense                                        2,100                 -
          Deferred income taxes                                                  15,525            10,886
          Other                                                                  (2,588)             (818)
          Cumulative effect of change in accounting
              principle, net of tax                                                   -            (5,435)
                                                                            ------------      ------------
                                                                                108,817           106,620
      Changes in current assets and liabilities:
          Accounts receivable                                                   (14,540)          (22,553)
          Prepaid expenses and other                                              1,639               857
          Accounts payable and accrued expenses                                   3,903             5,840
                                                                            ------------      ------------
      Net cash provided by operating activities                                  99,819            90,764
                                                                            ------------      ------------
      Cash flows from investing activities:
          Proceeds from sale of oil and gas properties                            2,205             2,635
          Capital expenditures                                                  (81,734)          (45,600)
          Acquisition of oil and gas properties, including related
              $71,594 loan to Flying J in 2003                                   (4,913)          (77,677)
          Deposits to short-term investments available-for-sale                  (1,470)           (1,029)
          Receipts from short-term investments available-for-sale                12,500               950
          Receipts from restricted cash                                          10,412                 -
          Other                                                                     710               102
                                                                            ------------      ------------
      Net cash used in investing activities                                     (62,290)         (120,619)
                                                                            ------------      ------------
      Cash flows from financing activities:
          Proceeds from credit facility                                          90,497           108,811
          Repayment of credit facility                                         (101,500)          (79,820)
          Costs from issuance of convertible notes                                    -               (73)
          Proceeds from sale of common stock for exercise
              of stock options                                                    7,063             2,202
          Repurchase of common stock from Flying J                              (19,406)                -
          Dividends paid                                                         (1,429)           (1,573)
                                                                            ------------      ------------
      Net cash provided by (used in) financing activities                       (24,775)           29,547
                                                                            ------------      ------------
      Net change in cash and cash equivalents                                    12,754              (308)
      Cash and cash equivalents at beginning of period                           14,827            11,154
                                                                            ------------      ------------
      Cash and cash equivalents at end of period                             $   27,581        $   10,846
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

                                                                                For the Six Months Ended
                                                                                         June 30,
                                                                            --------------------------------
                                                                                2004                2003
                                                                            -------------       ------------
                                                                                     (In thousands)

      Cash paid for interest, including amounts capitalized                  $    4,374          $    4,851

      Cash paid (received) for income taxes                                  $    8,157          $   (8,699)

      In June 2004 the Company issued 232,861 restricted stock units pursuant to the Company's restricted stock plan. The total value of the grant was $8.3 million. The Company recorded compensation expense of $2.1 million in the quarter ended June 30, 2004.

      In January 2004 and May 2004 the Company issued 4,200 shares and 8,400 shares, respectively, of common stock from treasury to its non-employee directors pursuant to the Company's non-employee director
      stock compensation plan. The Company recorded compensation expense of
      $64,000 for the first quarter of 2004 and $277,000 in the second quarter of 2004.

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

                     ST. MARY LAND & EXPLORATION COMPANY
            AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
                   EQUITY AND COMPREHENSIVE INCOME (UNAUDITED)
                      (In thousands, except share amounts)

                                                                                                         Accumulated
                                    Common Stock  Additional  Treasury Stock       Deferred                Other          Total
                                 ----------------- Paid-in  --------------------- Stock-Based   Retained Comprehensive Stockholders'
                                   Shares   Amount Capital     Shares    Amount   Compensation  Earnings Income (Loss)    Equity
                                 ---------- ------ -------- ----------- --------- ------------- -------- ------------- -------------

Balances, December 31, 2002      28,983,110 $  290 $140,688 (1,009,900) $(16,210) $          -  $182,512 $     (7,767) $    299,513

Comprehensive income:
  Net income                              -      -        -          -         -             -    95,575            -        95,575
  Unrealized net gain on
    marketable equity securities
    available for sale                    -      -        -          -         -             -         -          716           716
  Change in derivative instrument
    fair value                            -      -        -          -         -             -         -      (21,873)      (21,873)
  Reclassification to earnings            -      -        -          -         -             -         -       13,846        13,846
  Minimum pension liability
    adjustment                            -      -        -          -         -             -         -          197           197
                                                                                                                       -------------
Total comprehensive income                                                                                                   88,461
                                                                                                                       -------------
Cash dividends, $ 0.10 per share          -      -        -          -         -             -    (3,150)           -        (3,150)
Issuance of common stock under
  Employee Stock Purchase Plan       16,994      -      375          -         -             -         -            -           375
Value of option right granted to
  Flying J                                -      -      995          -         -             -         -            -           995
Sale of common stock, including
  income tax benefit of stock
  option exercises                  245,019      2    4,304          -         -             -         -            -         4,306
Directors' stock compensation             -      -        -      7,200       153             -         -            -           153
                                 ---------- ------ -------- ----------- --------- ------------- -------- ------------- -------------

Balances, December 31, 2003      29,245,123 $  292 $146,362 (1,002,700) $(16,057) $          -  $274,937 $    (14,881) $    390,653
                                 ---------- ------ -------- ----------- --------- ------------- -------- ------------- -------------

Comprehensive income:
  Net income                              -      -        -          -         -             -    43,285            -        43,285
  Change in derivative instrument
    fair value                            -      -        -          -         -             -         -      (10,306)      (10,306)
  Reclassification to earnings            -      -        -          -         -             -         -       12,238        12,238
                                                                                                                       -------------
Total comprehensive income                                                                                                   45,217
                                                                                                                       -------------
Cash dividends, $ 0.05 per share          -      -        -          -         -             -    (1,429)           -        (1,429)
Issuance of common stock under
  Employee Stock Purchase Plan        7,412      -      180          -         -             -         -            -           180
Repurchase of common stock from
  Flying J                                -      -  (19,406)         -         -             -         -            -       (19,406)
Sale of common stock, including
  income tax benefit of stock
  option exercises                  408,233      5    9,314          -         -             -         -            -         9,319
Deferred compensation related to
  restricted stock unit awards            -      -    8,301          -         -        (8,301)        -            -             -
Amortization of deffered stock-
  based compensation                      -      -        -          -         -         2,100         -            -         2,100
Directors' stock compensation             -      -        -     12,600       349             -         -            -           349
                                 ---------- ------ -------- ----------- --------- ------------- -------- ------------- -------------
Balances, June 30, 2004          29,660,768 $  297 $144,751   (990,100) $(15,708) $     (6,201) $316,793 $    (12,949) $    426,983
                                 ========== ====== ======== =========== ========= ============= ======== ============= =============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

            ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                            --------------------------

                                  June 30, 2004

Note 1 - The Company and Business

         St. Mary Land & Exploration Company ("St. Mary" or the "Company")
is an independent energy company engaged in the exploration, exploitation, development, acquisition and production of natural gas and crude oil. The
Company's operations are conducted entirely in the continental United States.

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

         The significant accounting policies followed by the Company are summarized in Note 1 to the Company's consolidated financial statements in the
Form 10-K for the year ended December 31, 2003. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Form 10-K.

         The Company records the estimated liability of future payments under its Net Profits Interest Bonus Plan (the "Net Profits Plan") because it is a vested employee benefit. The estimated liability is calculated based on a number of assumptions including oil and gas reserves, recurring and workover lease operating expense, present value discount factors and certain pricing assumptions. The estimates the Company uses in calculating the liability are modified from period to period based on new information attributable to the underlying oil and gas reserves. Changes in the estimated liability of future payments associated with the Net Profits Plan are recorded as increases or decreases to expense in the current period as a separate item in the consolidated statements of operations. The estimated Net Profits Plan liability is recorded separately as a noncurrent liability in the accompanying consolidated balance sheets.

         The amounts due and payable under the Net Profits Plan as cash compensation related to the current period operations are expensed as compensation expense and are included within general and administrative expense and exploration expense. This treatment provides for a consistent matching of cash expense with net cash flows from the properties in each respective pool of the Net Profits Plan.

         The non-cash portion of Net Profits Plan expense and the corresponding liability have been reclassified as separate line items in the accompanying financial statements for all periods presented. As a result, prior period general and administrative expense, exploration expense and other non-current liabilities have been reclassified to conform with the current presentation.

         The Stockholders approved a restricted stock plan in the second quarter of 2004. The Compensation Committee of the Board of Directors is responsible for determining the grant criteria under the restricted stock plan. The Compensation

Committee has approved the issuance of restricted stock units under the restricted stock plan. Criteria for determining grants under the plan associated with the current year are established at the beginning of the performance year.
As a result, during the time from the beginning of the performance year until the grants are issued, the Company applies variable plan accounting in estimating expense until a firm measurement date occurs. At the restricted stock unit issuance date, the Company is able to measure compensation expense and applies fixed plan accounting to measure and record the remaining expense attributable to grants under the plan.

         Certain amounts in the 2003 unaudited consolidated financial statements have been reclassified to correspond to the 2004 presentation. Besides the Net
Profits Plan liability and expense reclassification noted above, the most significant reclassification is that wells in progress has been classified as a separate line item in the consolidated balance sheets for all periods presented. Consequently, prior period unproved oil and gas properties, net of impairment allowance has been reclassified to conform with the current presentation.

Note 3 - Earnings Per Share

         Basic net income per common share of stock is calculated by dividing net income available to common stockholders by the weighted-average of common shares outstanding during each period. During the first quarter of 2003, the
Company issued 3,380,818 shares of common stock as part of an acquisition. On
February 9, 2004, the Company repurchased these shares, and the shares were retired (see Note 11-Repurchase of Common Stock). These shares were considered outstanding from January 29, 2003 to February 9, 2004 for purposes of calculating basic and diluted net income per common share and were weighted accordingly in the calculation of common shares outstanding. The shares were included in the temporary equity section of the accompanying consolidated balance sheets as of December 31, 2003.

         Diluted net income per common share of stock is calculated by dividing adjusted net income by the weighted-average of common shares outstanding and other dilutive securities. Adjusted net income is used for the if-converted method discussed below and is derived by adding interest expense paid on the
Company's 5.75% Senior Convertible Notes due 2022 (the "Convertible Notes") back to net income and then adjusting for nondiscretionary items including the related income tax effect. Potentially dilutive securities of the Company consist of in-the-money outstanding options to purchase the Company's common stock, shares into which the Convertible Notes may be converted and unvested restricted stock units.

         The treasury stock method is used to measure the dilutive impact of stock options and unvested restricted stock units. The table below details the weighted-average dilutive securities related to stock options and unvested restricted stock units for the periods presented.

         The shares underlying the grants of restricted stock units are excluded from basic and diluted earnings per share until the measurement date for grants made under the Restricted Stock Plan. Upon measurement, all unvested shares attributable to the restricted stock unit grant are included in the diluted share calculation. Vested shares are included in both basic and diluted earnings per share.

         The dilutive effect of stock options and unvested restricted stock units is considered in the detailed calculation below. There were 615,190 and
614,181 anti-dilutive securities related to stock options for the three-month and six-month periods ended June 30, 2003, respectively, and 0 and 600,053 anti-dilutive securities related to stock options for the three-month and six-month periods ended June 30, 2004, respectively. There were no anti-dilutive securities related to restricted stock units for any periods presented.

         Shares associated with the conversion feature of the Convertible Notes are accounted for using the if-converted method. Under the if-converted method, income used to calculate diluted earnings per share is adjusted for the interest charges and nondiscretionary adjustments based on income that would have changed had the Convertible Notes been converted at the beginning of the period.

Potentially dilutive shares of 3,846,153 related to the Convertible Notes were included in the calculation of diluted net income per common share for the three-month and six-month periods ended June 30, 2004 and 2003. The Convertible
Notes were issued in March 2002.

         The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                         For the Three Months Ended    For the Six Months Ended
                                                                  June 30,                     June 30,
                                                        ----------------------------  ---------------------------
                                                            2004             2003         2004            2003
                                                        ------------    ------------  ------------    -----------
Income before cumulative effect of change in
       accounting principle                              $ 21,836         $ 24,317      $ 43,285        $ 51,679
Cumulative effect of change in accounting principle,
       net of income tax                                        -                -             -           5,435
                                                        ----------      ------------  ------------    -----------
Net income                                               $ 21,836         $ 24,317      $  43,285       $ 57,114
                                                        ----------      ------------  ------------    -----------

Adjustments to net income for dilution:
    Add: Interest expense not incurred if
              Convertible Notes converted                   1,580            1,580         3,160           3,142
    Less: Other adjustments                                   (16)             (16)          (32)            (31)
    Less: Income tax effect of dilution items                (596)            (601)       (1,188)          (1195)
                                                        ----------      ------------  ------------    -----------
Net income adjusted for the effect of dilution             22,804           25,280        45,225          59,030
                                                        ==========      ============  ============    ===========

Basic weighted-average common shares
       outstanding in period                               28,584           31,482        29,201          30,921
     Add: Dilutive effect of stock options                    630              470           598             455
     Add: Dilutive effect of unvested restricted
              stock units                                       2                -             1               -
     Add: Dilutive effect of Convertible Notes
              using if-converted method                     3,846            3,846         3,846           3,846
                                                        ----------      ------------  ------------    -----------
Diluted weighted-average common shares
        outstanding in period                              33,062           35,798        33,646          35,222
                                                        ==========      ============  ============    ===========

Basic earnings per common share:
     Income before cumulative effect of change
     in accounting principle                             $   0.76         $   0.77      $   1.48        $   1.67
     Cumulative effect of change in accounting
              principle                                         -                -             -            0.18
                                                        ----------      ------------  ------------    -----------
      Total                                              $   0.76         $   0.77      $   1.48        $   1.85
                                                        ==========      ============  ============    ===========

Diluted earnings per common share:
    Income before cumulative effect of change
    in accounting principle                              $   0.69         $   0.71      $   1.34        $   1.52
    Cumulative effect of change in accounting
             principle                                          -                -             -            0.15
                                                        ----------      ------------  ------------    -----------
      Total                                              $   0.69         $   0.71      $   1.34        $   1.67
                                                        ==========      ============  ============    ===========

Note 4 - Compensation Plans

         In May 2004 the Restricted Stock Plan was approved by the stockholders, establishing a long-term incentive program whereby grants of restricted stock or restricted stock units may be awarded to eligible employees, consultants, and members of the Board of Directors. Restrictions and vesting periods for the awards are determined at the discretion of the Board of Directors and are set forth in the award agreements. The total number of shares of the Company's common stock reserved for issuance under the Restricted Stock Plan is 5,600,000.
This number is reduced to the extent that stock options are granted under the
Company's Option Plans.

         St. Mary granted 232,861 restricted stock units (RSUs) on June 30,
2004. The total expense associated with this grant was $8.3 million as measured on June 30, 2004. The grant of RSUs vest 25% immediately upon issuance and 25%
on each of the first three anniversary dates. The vested shares underlying the
RSU grants will be issued on the third anniversary of the grant, at which time the shares carry no further restrictions. As a result of the vesting schedule,
$2.1 million was recorded as compensation expense in June 2004. The remaining
$6.2 million was recorded in deferred stock-based compensation as of June 30,
2004.

         The Company accounts for stock-based compensation using the intrinsic value recognition and measurement principles prescribed in Accounting Principles
Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"),
and related interpretations. No stock-based employee compensation expense for stock options is reflected in net income as all options granted under the
Company's plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards
("SFAS") No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation through stock options for the periods presented (in thousands, except per share amounts).

                                                   For the Three Months Ended      For the Six Months Ended
                                                            June 30,                       June 30,
                                                  ----------------------------    --------------------------
                                                      2004             2003          2004            2003
                                                  -----------       ----------    ------------    ----------
Net income -
------------
  As reported:                                      $ 21,836         $ 24,317      $ 43,285        $ 57,114
  Add:  Stock-based employee compensation
    expense included in reported net
    income, net of related tax effects                 1,302                -         1,302               -
  Less:  Stock-based employee compensation
    determined under fair value based
    method for all expense, net of related
    income tax effects                                (2,163)          (2,271)       (3,046)         (2,571)
                                                  -----------       ----------    ------------    ----------
  Pro forma net income                              $ 20,975         $ 22,046      $ 41,541        $ 54,543
                                                  ===========       ==========    ============    ==========
Basic earnings per share -
--------------------------
  As reported:
   Income before cumulative effect of
      change in accounting principle                $   0.76         $   0.77      $   1.48        $   1.67
   Cumulative effect of change in
      accounting principle                                 -                -             -            0.18
                                                  -----------       ----------    ------------    ----------
  Total                                             $   0.76         $   0.77      $   1.48        $   1.85
                                                  ===========       ==========    ============    ==========
  Pro forma:
   Income before cumulative effect of
      change in accounting principle                $   0.73         $   0.70      $   1.42        $   1.58
   Cumulative effect of change in
      accounting principle                                 -                -             -            0.18
                                                  -----------       ----------    ------------    ----------
  Total                                             $   0.73         $   0.70      $   1.42        $   1.76
                                                  ===========       ==========    ============    ==========
Diluted earnings per share -
----------------------------
  As reported:
   Income before cumulative effect of
      change in accounting principle                $   0.69         $   0.71      $   1.34        $   1.52
   Cumulative effect of change in
      accounting principle                                 -                -             -            0.15
                                                  -----------       ----------    ------------    ----------
  Total                                             $   0.69         $   0.71      $   1.34        $   1.67
                                                  ===========       ==========    ============    ==========
  Pro forma:
   Income before cumulative effect of
      change in accounting principle                $   0.66         $   0.64      $   1.28        $   1.45
   Cumulative effect of change in
      accounting principle                                 -                -             -            0.15
                                                  -----------       ----------    ------------    ----------
  Total                                             $   0.66         $   0.64      $   1.28        $   1.60
                                                  ===========       ==========    ============    ==========

         For purposes of these pro forma disclosures, the estimated fair values of the options are amortized to expense over the options' vesting periods. The effects of applying SFAS No. 123 in the pro forma disclosure are not necessarily indicative of actual future amounts.

         The fair value of options is measured at the date of grant using the
Black-Scholes option-pricing model. The fair value of options granted in the three-month and six-month periods ended June 30, 2004 and 2003 were estimated using the following weighted-average assumptions.

                                                       For the Three Months      For the Six Months
                                                          Ended June 30,            Ended June 30,
                                                    ------------------------    ---------------------
                                                      2004             2003       2004         2003
                                                    --------       ---------    --------     --------

Risk free interest rate:
    Stock options                                         *             3.4%       3.6%        3.1%
    Employee stock purchase plan                       3.6%             3.4%       3.6%        3.4%

Dividend yield:
    Stock options                                         *             0.4%       0.3%        0.4%
    Employee stock purchase plan                       0.3%             0.4%       0.3%        0.4%

Volatility factor of the expected market
price of the Company's common stock:
    Stock options                                         *            49.5%      38.5%       48.4%
    Employee stock purchase plan                      16.1%            12.5%      16.1%       12.5%
Expected life of the options (in years):
     Stock options                                        *              7.7        7.6         6.3
     Employee stock purchase plan                       0.5              0.5        0.5         0.5

-------------------------------
* No stock options were granted in the second quarter of fiscal year 2004.

         The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions, are fully transferable, and are not subject to trading restrictions or blackout periods. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Since the
Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, it is management's opinion that the existing models do not necessarily provide a reliable single measure of the fair value of St. Mary's employee stock options.

         The Company has not adopted any of the early transition methods provided for in SFAS No. 148, "Accounting for Stock-Based
Compensation-Transition and Disclosure: an amendment of FASB Statement No. 123."
The FASB has issued a final exposure draft that would require companies to recognize the fair value of stock options and other stock-based compensation as expense for reporting periods beginning in 2005. For awards issued prior to the effective date, the standard will require companies to utilize prior valuation models of fair value and recognize as expense the remaining unvested portion of the awards over the remaining vesting periods.

Note 5 - Income Taxes

         Income tax expense for the three-month and six-month periods ended June
30, 2004 and 2003 differ from the amounts that would be provided by applying the statutory U.S. Federal income tax rate to income before income taxes primarily due to the effect of state income taxes, percentage depletion, changes in the composition of income tax rates and other permanent differences. For the three-month and six-month periods ended June 30, 2004, the Company's current portion of income tax expense was $7.5 million and $13.4 million, respectively,

compared to $10.5 million and $21.9 million, respectively, for the three-month and six-month periods ended June 30, 2003.

Note 6 - Long-term Debt

Revolving Credit Facility

         The Company has a revolving credit facility with a group of banks. The credit facility specifies a maximum loan amount of $300.0 million and has a maturity date of January 27, 2006. Borrowings under the facility are secured by a pledge of collateral that includes certain oil and gas properties and the common stock of the material subsidiaries of the Company. The bank group authorized a borrowing base for the full $300.0 million in April 2004 under its normal semi-annual redetermination. The borrowing base redetermination process considers the value of St. Mary's oil and gas properties and other assets, as determined by the bank syndicate. The Company elected an aggregate commitment amount of $150.0 million. The Company must comply with certain financial and non-financial covenants. The Company is currently in compliance with all of the covenants. Interest and commitment fees are accrued based on the borrowing base utilization percentage table below. Eurodollar loans accrue interest at LIBOR plus the applicable margin from the utilization table, and Alternative Base Rate
(ABR) loans accrue interest at Prime plus the applicable margin from the utilization table. Commitment fees are accrued on the unused portion of the aggregate commitment amount and are included in interest expense in the consolidated statements of operations.

Borrowing base
 utilization percentage   <50%    >50%<75%   >75%<90%   >90%
------------------------------------------------------------------------------
Eurodollar loans           1.25%          1.50%            1.75%         2.00%
ABR loans                  0.00%          0.25%            0.50%         0.75%
Commitment fee rate        0.30%          0.38%            0.38%         0.50%

The Company had no loans outstanding under its revolving credit agreement as of
June 30, 2004.

5.75% Senior Convertible Notes Due 2022

         As of June 30, 2004, the Company had $100.0 million in outstanding borrowings under the Convertible Notes. The Convertible Notes provide for the payment of contingent interest of up to an additional 0.5% during six-month interest periods based on the note trading price before the beginning of the particular six-month period. Under that provision, interest was accrued at a total rate of 6.25% for the three-month and six-month periods ended June 30,
2004. Based on the trading price of the Convertible Notes over the determination periods, the Company was subject to the contingent interest payments for the interest period from September 16, 2003 to March 15, 2004, and will be subject to the contingent interest payments for the interest period from March 16, 2004 to September 15, 2004.

         Under SFAS No. 133, "Accounting for Derivative Instruments and Hedging
Activities," the contingent interest provision of the Convertible Notes is considered an embedded equity-related derivative that is not clearly and closely related to the fair value of an equity interest and therefore must be separately accounted for as a derivative instrument. The value of the derivative at issuance of the Convertible Notes in March 2002 was $474,000. This amount was recorded as a decrease to the Convertible Notes payable in the consolidated balance sheets. Of this amount, $47,000 was amortized through interest expense for each of the six-month periods ended June 30, 2004 and 2003. Interest expense for each of the three-month periods ended June 30, 2004 and 2003 includes
$24,000 of amortization. Derivative loss for the six months ended June 30, 2004 contains $93,500 of net loss from mark-to-market adjustments for this derivative, and derivative gain for the six months ended June 30, 2003 contains
$13,700 of net loss from mark-to-market adjustments. Derivative loss in the consolidated statements of operations for the three-month periods ended June 30,
2004 and 2003 includes net losses of $97,400 and $141,000, respectively, from mark-to-market adjustments for this derivative.

Interest Rate Derivative Contracts

         On October 3, 2003, the Company entered into fixed-to-floating interest rate swaps for a total notional amount of $50.0 million through March 20, 2007.
Under the swaps St. Mary will receive a fixed interest rate of 5.75% and will pay a variable interest rate of 235 basis points above the six-month LIBOR rate as determined on the semi-annual settlement date. The six-month LIBOR rate on
March 15, 2004 was 1.16%, and the Company received proceeds of $484,000 from the semi-annual settlement of the swaps on that date. The payment dates of the swaps match exactly with the interest payment dates of the Convertible Notes. The fair value of the swaps was a liability of $894,000 as of June 30, 2004, and was a liability of $104,000 as of December 31, 2003. The swaps do not qualify for fair value hedge treatment under SFAS No. 133 and related pronouncements. The Company recorded a net derivative loss in the consolidated statements of operations of
$1.6 million for the three-month period ended June 30, 2004 and a net derivative loss of $790,000 for the six-month period ended June 30, 2004 from mark-to-market adjustments for this derivative.

Weighted-average Interest Rate Paid

         The weighted-average interest rates paid for the second quarters of
2004 and 2003 were 7.2% and 6.2%, respectively, including commitment fees paid on the unused portion of the credit facility aggregate commitment, amortization of deferred financing costs, and amortization of the contingent interest embedded derivative. The weighted-average interest rates paid for the six-month periods ended June 30, 2004 and 2003 were 6.9% and 6.3%, respectively. The impact of the commitment fees over a lower average outstanding balance results in a higher weighted-average interest rate despite lower LIBOR interest rates than in previous quarters.

Note 7 - Oil and Gas Derivative Contracts

         The Company recognized a net loss of $19.7 million from its oil and gas derivative contracts for the six months ended June 30, 2004, compared to a net loss of $15.1 million for the same period in 2003. Comparative amounts for the three-month periods ended June 30, 2004 and 2003 were a net loss of $11.1 million and $4.5 million, respectively.

         The Company has in place derivative contracts for the sale of oil and natural gas. The Company attempts to qualify these instruments as cash flow hedges for accounting purposes. The table below describes the volumes and average contract prices of hedges currently in place, including contracts entered into after June 30, 2004. The Company's oil and natural gas derivative contracts include swap and collar arrangements. Gas contracts are indexed to a variety of regional indexes, and the oil contracts are indexed to NYMEX.

Swaps
-----
                                Gas (per MMBtu)                           Oil (per Bbl)
                      --------------------------------------   ---------------------------------------
                                          Weighted-Average                          Weighted-Average
Contract                                   Contract Price                            Contract Price
Month                  Volumes            (Regional Index)      Volumes                  (NYMEX)
                      -------------    ---------------------   ---------------    --------------------
July                       944,700     $           4.18             172,500       $         24.65
August                     962,000                 4.23             172,900                 24.81
September                  956,600                 4.24             178,300                 25.38
October                    954,100                 4.24             176,700                 25.38
November                   863,800                 4.35             174,200                 25.39
December                   859,600                 4.36             172,100                 25.40
                      -------------    ---------------------   ---------------    --------------------
Total 2004               5,540,800                 4.26           1,046,700                 25.17
                      -------------    ---------------------   ---------------    --------------------
2005
January                    242,600                 5.69              36,000                 31.70
February                   242,600                 5.69              36,000                 31.70
March                      242,600                 5.69              14,900                 35.25
April                      242,600                 5.69               9,000                 39.22
May                        179,000                 5.76               9,000                 39.22
June                        25,000                 6.12               9,000                 39.22
July                        25,000                 6.12               9,000                 39.22
August                           -                    -               7,000                 39.49
                      -------------    ---------------------   ---------------    --------------------
Total 2005               1,199,400                 5.72             129,900                 34.61
                      -------------    ---------------------   ---------------    --------------------
All Contracts            6,740,200     $           4.52           1,176,600       $         26.21
                      =============    =====================   ===============    ====================

Collars
-------
                                                      Gas (per MMBtu)
                                     ---------------------------------------------------
                                         Floor         Ceiling
             Duration                    Price          Price            Volumes              Index
             --------                    -----          -----            -------              -----
July 2004 - June 2005                $       5.75   $      6.89      25,000 per month       IF ANR OK
August 2004 - July 2005              $       5.50   $      6.81      25,000 per month       IF ANR OK

         The Company seeks to minimize basis risk and indexes its oil contracts to NYMEX prices and its gas contracts to various regional index prices associated with pipelines in proximity to the Company's areas of gas production.
Swap natural gas volumes associated with specific Inside FERC ("IF") regional indexes are as follows:

            Regional Index                   MMBtu
            --------------                   -----
IF ANR OK                                3,841,200
IF CIG N System                          1,261,100
IF Henry Hub                             1,037,900
IF Reliant N/S                             360,000
IF HSC                                     240,000
                                     --------------
Total                                    6,740,200
                                     ==============

         For contracts in place on June 30, 2004, a hypothetical change of 10 percent in future gas strip prices representing a $0.59 increase per MMBtu applied to a notional amount of 6.7 million MMBtu covered by natural gas swaps and 600,000 MMbtu covered by natural gas collars would cause a change in hedge gain or loss included in gas revenue of $3.2 million in 2004 and $713,000 in
2005. A hypothetical change of 10 percent in the future NYMEX strip oil prices representing a $3.67 increase per Bbl applied to a notional amount of 1.1 MMBbl covered by crude oil swaps would cause a change in hedge gain or loss included in oil revenue of $3.7 million in 2004 and $214,000 in 2005.

         The following table summarizes all derivative instrument gain (loss)
activity for the periods presented (in thousands):

                                                      For the Three Months Ended           For the Six Months Ended
                                                               June 30,                            June 30,
                                                   ---------------------------------    -------------------------------
                                                        2004              2003              2004             2003
                                                   ---------------    --------------    --------------   --------------

Derivative contract settlements included in oil
         and gas production revenues               $    (11,134)      $   (4,416)       $    (19,733)    $    (15,054)
Ineffective portion of hedges qualifying for
         hedge accounting included in derivative
         loss                                                (1)              60                  14               47
Non-qualified derivative contracts included in
         derivative gain (loss)                          (1,720)            (142)               (883)             (14)
Amortization of contingent interest derivative
         through interest expense                           (23)             (24)                (47)             (48)
                                                   ---------------    --------------    --------------   --------------
Total                                              $    (12,878)      $   (4,522)       $    (20,649)    $    (15,069)
                                                   ===============    ==============    ==============   ==============

         On June 30, 2004, St. Mary's remaining cash flow hedge positions from oil and gas derivatives had an estimated net pre-tax liability of $21.6 million.
The Company anticipates it will reclassify this amount to gains or losses included in oil and gas production operating revenues as the hedged production quantities are produced. Based on current prices, the net amount of existing unrealized after-tax loss as of June 30, 2004, to be reclassified from accumulated other comprehensive income to oil and gas production operating revenues in the next twelve months would be $11.8 million, net of deferred income taxes. The Company anticipates that all original forecasted transactions will occur by the end of the originally specified time periods.

Note 8 - Pension Benefits

         In December 2003, the FASB issued SFAS No. 132 (revised 2003),
"Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement replaces FASB Statement No. 132, "Employers' Disclosures about
Pensions and Other Postretirement Benefits", and requires certain annual and interim period disclosure requirements. The provisions of this statement do not change the measurement and recognition provisions of SFAS No. 87, "Employers'
Accounting for Pensions", No. 88, "Employers' Accounting for Settlements and
Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and
No. 106, "Employers' Accounting for Postretirement Benefits Other Than
Pensions." Interim period disclosure requirements have been incorporated herein.

         The Company's employees participate in a non-contributory
defined-benefit pension plan covering substantially all employees who meet age and service requirements (the "Qualified Pension Plan"). The Company also has a supplemental non-contributory pension plan covering certain management employees
(the "Nonqualified Pension Plan").

Components of Net Periodic Benefit Cost

         The following table presents the components of the net periodic cost for both the Qualified Pension Plan and the Nonqualified Pension Plan (in
thousands):

                                                    For the Three Months Ended        For the Six Months Ended
                                                            June 30,                               June 30,
                                                ---------------------------------    ---------------------------------
                                                     2004              2003               2004              2003
                                                ---------------    --------------    ---------------    --------------
  Components of net periodic benefit cost:
  Service cost                                  $         285      $        241      $        569       $       481
  Interest cost                                           122               107               245               214
  Expected return on plan assets                          (74)              (43)             (148)              (86)
  Amortization of prior service cost                       (4)               (6)               (8)              (13)
  Amortization of net actuarial loss                       55                82               109               165
                                                ---------------    --------------    ---------------    --------------
  Net periodic benefit cost                     $         384      $        381      $        767       $       761
                                                ===============    ==============    ===============    ==============

         Prior service costs are amortized on a straight-line basis over the average remaining service period of active participants. Gains and losses in excess of 10% of the greater of the benefit obligation and the market-related value of assets are amortized over the average remaining service period of active participants.

Contributions

         St. Mary contributed $987,000 to the pension plans during the second quarter of 2004. No further contributions are planned for the remainder of 2004.

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

         As of January 1, 2003, the Company recognized the future cost to abandon oil and gas properties over the estimated economic life of the oil and gas properties in accordance with the provisions of SFAS No. 143. A liability for the estimated fair value of an asset retirement obligation and a corresponding increase to the carrying value of the related long-lived asset are recorded at the time a well is completed or acquired. The Company depletes the amount added to proved oil and gas property costs and recognizes accretion expense in connection with the discounted liability over the remaining life of the respective oil and gas properties. Prior to the adoption of SFAS No. 143 the
Company had recognized an abandonment liability for its offshore wells. These offshore liabilities were reversed upon adoption of SFAS No. 143, and the methodology described above was used to determine the liability associated with abandoning all wells, including those offshore.

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

         As of June 30, 2004, the Company has excluded $41.9 million of estimated salvage value from its DD&A calculation.

         A reconciliation of the Company's liability for the three-month and six-month periods ended June 30, 2004, is as follows (in thousands):

                                                     For the Three Months Ended           For the Six Months Ended
                                                               June 30,                             June 30,
                                                 ----------------------------------    ---------------------------------
                                                      2004               2003               2004              2003
                                                 ---------------    ---------------    ---------------   ---------------

Beginning asset retirement obligation            $       26,036     $       23,734     $       25,485    $            -
Liability from SFAS No. 143 adoption                          -                  -                  -            21,403
Liabilities incurred                                        505                956                668             2,892
Liabilities settled                                        (150)              (530)              (227)             (530)
Accretion expense                                           477                443                942               838
                                                 ---------------    ---------------    ---------------   ---------------
Ending asset retirement obligation               $       26,868     $       24,603     $       26,868    $       24,603
                                                 ===============    ===============    ===============   ===============

Note 10 - Net Profits Interest Bonus Plan

         Under the Company's Net Profits Plan, oil and gas wells that are completed or acquired during a year are designated within a specific pool. Key employees designated as participants by the Company's Compensation Committee of the Board of Directors and employed by the Company on the last day of that year vest and become entitled to bonus payments after the Company has received net cash flows returning 100% of all costs and expenses associated with that pool.
Thereafter, 10% of future cash flows generated by the pool is allocated among the participants and distributed at least annually. The percentage of cash flows from the pool to be allocated among the participants increases to 20% after the
Company has recovered 200% of the total costs and expenses for the pool, including payments made under the Net Profits Plan at the 10% level.

         The amounts recorded as compensation expense from the Net Profits Plan in the periods presented below relate to those payments attributable to the respective periods' actual realized results from oil and gas sales (in thousands):

                                     For the Three Months Ended June 30,            For the Six Months Ended June 30,
                                 --------------------------------------------    -----------------------------------------
                                        2004                     2003                   2004                  2003
                                 --------------------     -------------------    -------------------    ------------------
Compensation Expense             $          1,460         $        2,610         $        3,456         $        4,894

         The Company records the estimated liability for the Net Profits Plan based on the discounted value of future payments associated with each individual pool. The following table presents the changes in the estimated liability attributable to the Net Profits Plan (in thousands):

Balance as of December 31, 2003                             $          6,163
      Increase in liability                                            9,941
      Reduction in liability for cash payments
         made under the Net Profits Plan                              (3,456)
                                                            --------------------
Balance as of June 30, 2004                                 $         12,648
                                                            ====================

         The Company records changes in the present value of estimated future payments under the Net Profits Plan as a separate item in the consolidated statements of operations. The change in the estimated liability is recorded as an increase or decrease to expense in the current period. The amount recorded as an increase or decrease to expense associated with the change in the estimated liability is not allocated to general and administrative costs or exploration costs because the adjustment of the liability is associated with the future net cash flows from oil and gas properties in the respective pools. The table below presents the estimated allocation of the change in the liability if the
Company did allocate the adjustment to these specific line items (in thousands):

                                        For the Three Months Ended June 30,      For the Six Months Ended June 30,
                                       --------------------------------------    ----------------------------------
                                             2004                 2003                2004               2003
                                       -----------------    -----------------    ---------------    ---------------
General and Administrative Expense     $         2,725      $        565         $      3,629       $      1,338

Exploration Expense                              1,600               359                2,856                359
                                       -----------------    -----------------    ---------------    ---------------
Total                                  $         4,325      $        924         $      6,485       $      1,697
                                       =================    =================    ===============    ===============

Note 11 - Repurchase of Common Stock

         On February 9, 2004, the Company repurchased 3,380,818 restricted shares of its common stock from Flying J Oil & Gas and Big West Oil &
Gas, Inc. (collectively "Flying J") for a total of $91.0 million. St. Mary originally issued these shares to Flying J on January 29, 2003, in connection with St. Mary's acquisition of oil and gas properties. In addition to issuing the shares in the acquisition, St. Mary loaned Flying J $71.6 million. Flying J used the proceeds of the stock repurchase to repay their outstanding loan balance of $71.6 million. Accrued interest, which had not been recorded by the
Company for financial reporting purposes due to the non-recourse nature of the loan, was forgiven. The net $19.4 million cash outlay for the repurchase was funded from the Company's existing cash balance and borrowings under its bank credit facility.

         The following table shows the unaudited pro forma effects on the summarized consolidated balance sheet if the transactions had occurred on
December 31, 2003. The table assumes that the Company would have borrowed the necessary cash payment from its existing credit facility (in thousands):

                                                                                                 Unaudited
                                                                                                  pro forma
                                                        December 31,          Pro forma         December 31,
                                                            2003             adjustments            2003
                                                      ---------------------------------------------------------
Summarized Balance Sheet:
Current assets                                        $      107,923                          $       107,923
Property and equipment, net                                  611,287                                  611,287
Other noncurrent assets                                       16,644                                   16,644
                                                      ------------------                      -----------------
Total Assets                                          $      735,854                          $       735,854
                                                      ==================                      =================

Current liabilities                                   $      104,822                          $       104,822
Debt, including senior debt                                  110,696        $     19,406              130,102
Other noncurrent liabilities,
    including minority interest                              129,683                                  129,683
                                                      ------------------                      -----------------
Total Liabilities                                            345,201                                  364,607

Restricted common stock held by Flying J                      71,594        $    (71,594)                   -
Note receivable from Flying J                                (71,594)       $     71,594                    -
                                                      ------------------                      -----------------
    Total Temporary Equity                                         -                                        -
                                                      ------------------                      -----------------

Total Equity                                                 390,653        $    (19,406)             371,247
                                                      ------------------                      -----------------
Total Liabilities and Stockholders' Equity            $      735,854                          $       735,854
                                                      ==================                      =================
Selected Share Information:
Total common shares outstanding, net of
   treasury shares, including restricted shares               31,623              (3,381)              28,242
                                                      ==================                      =================

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of the Company

General Overview

         We are an independent energy company focused on the exploration, exploitation, development, acquisition and production of natural gas and crude oil in the United States. We earn our revenues and generate our cash flows from operations primarily from the sale of produced natural gas at the wellhead and the sale of produced crude oil. Our oil and gas reserves and operations are concentrated in the Anadarko, Arkoma, Permian and various Rocky Mountain basins and in the onshore Gulf Coast and offshore Gulf of Mexico area. We maintain a balanced portfolio of proved reserves, development drilling opportunities and non-conventional gas prospects.

         This report contains forward-looking statements. You should review our cautionary note about forward-looking statements at the end of this section.

Oil and Gas Prices

         Our results of operations and financial condition are significantly affected by oil and natural gas commodity prices, which can fluctuate dramatically. We continued to benefit from robust oil and gas prices through the first six months of 2004.

Second Quarter 2004 Highlights

         Gas prices have remained at historic high levels due to supply and transportation constraints resulting from the continuing maturity of gas-producing basins in North America and from continuing strong demand for natural gas in domestic markets. Oil prices continued to be very strong, reflecting a weaker US dollar, strong worldwide demand, Middle East instability, uncertainty associated with Russian oil exports, uncertainties resulting from doubts about OPEC announcements regarding their ability to increase production and crude oil refining constraints in the United States. NYMEX prices for the second quarter of 2004 averaged $5.97 per MMBtu and $38.43 per barrel, an increase of 5 percent for gas and 9 percent for oil compared to the first quarter of 2004 and an increase of 32 percent for gas and 9 percent for oil compared to the second quarter of 2003.

         Net income for the quarter ended June 30, 2004, was $21.8 million or
$0.69 per diluted share compared to the 2003 results of $24.3 million or $0.71 per diluted share. Per share results reflect a decline in basic weighted average shares outstanding resulting from the repurchase of 3.4 million shares from
Flying J in early February 2004. Production decreased 12 percent to 18.0 BCFE on a comparative three-month basis due to natural declines in existing production that have not been completely offset by new production. Compared to the same period a year earlier, our average realized price increased 13 percent to $5.29 per MCFE. Unit costs increased for the period as operating expense increased
$0.07 to $1.20 per MCFE due to general upward cost pressure and due to increased workover expense, and DD&A (including impairments) increased $0.10 to $1.15 per MCFE as a result of overall higher finding costs.

         In the second quarter of 2004 the State of Oklahoma announced, one quarter earlier than in the prior year, that its severance tax incentive credit would be available for production from July 1, 2003 to June 30, 2004. We estimate and accrue a net reduction of severance tax expense in Oklahoma when the state announces that all of the criteria for the incentive have been met and that they will accept refund claims. We accrued a $3.1 million benefit for this item in June 2004.

         In May 2004 our stockholders approved the restricted stock plan, and we issued 232,861 restricted stock units on June 30, 2004. These grants vest 25%
immediately and 25% on each of the first three anniversary dates. The shares of our common stock underlying the restricted stock units will be issued and all restrictions will lapse on June 30, 2007. We recorded $2.1 million of compensation expense in June 2004. The remaining expense of $6.2 million was recorded in deferred stock-based compensation as of June 30, 2004 and will be recognized over the remaining vesting periods.

         We determined that the expense adjustment related to the estimated future net profits interest bonus plan liability should be presented separately from general and administrative and exploration expense because this liability is calculated based on the estimated net cash flows not yet realized from the future production of oil and gas. This reclassification will have the effect of reducing previously reported general and administrative expense and exploration expense to include only those amounts that relate to oil and gas production realized in the current period. The analyses throughout this report reflect this change for all periods presented. For the quarter ended June 30, 2004 the expense related to the change in the estimated liability for the net profits interest bonus plan increased to $4.3 million from $924,000 for the comparable quarter of 2003.

First Six Months 2004 Highlights

         NYMEX prices for the first six months of 2004 averaged $5.83 per MMBtu and $36.79 per barrel, a decrease of 4 percent for gas and an increase of 17 percent for oil compared to the same period in 2003. As of June 30, 2004, the
NYMEX strip for the remainder of the year was $37.13 per barrel for oil and
$6.33 per MMBtu for gas.

         Net income for the six months ended June 30, 2004, was $43.3 million or
$1.34 per diluted share compared to the 2003 results of $51.7 million or $1.52 per diluted share before the cumulative effect of change in accounting principle of an additional $5.4 million or $0.15 per diluted share of income. Production decreased 5 percent to 36.5 BCFE on a comparative six-month basis due to the natural decline in existing production and delays in bringing new wells on-line.
Compared to the same period a year earlier, our average realized price increased
4 percent to $5.15 per MCFE. Lease operating expense unit costs (including taxes) increased $0.09 to $1.24 per MCFE primarily due to additions of higher cost properties in our Rocky Mountain region. DD&A unit costs (including impairments) increased $0.08 to $1.13 per MCFE as a result of higher per unit cost additions. General and administrative expense increased $0.02 to $0.30 per
MCFE due to a 1 percent increase in actual general and administrative cost coupled with the 5 percent decrease in production volumes. The expense related to our net profits interest bonus plan liability increased to $6.5 million for the six months ended June 30, 2004 period compared to $1.7 million in 2003 due to the performance of individual pools and the effect of a higher price environment.

         Net cash provided by operating activities was $99.8 million, up 10 percent from the $90.8 million provided in 2003. This positive cash flow trend is expected to continue as prices remain relatively higher and our operating costs remain under control.

         On February 9, 2004, we repurchased 3,380,818 shares of our common stock from Flying J for a total of $91.0 million. We originally issued these shares to Flying J on January 29, 2003, in connection with our acquisition of oil and gas properties. We also loaned Flying J $71.6 million in connection with the property acquisition. Flying J used the proceeds from the share repurchase to repay the outstanding loan balance. Accrued interest, which we had not been recording due to the non-recourse nature of the note, was forgiven as part of the transaction. The net $19.4 million difference was funded from our available cash and from borrowings under our bank credit facility. The amount funded from borrowings under our bank credit facility was repaid during the second quarter.

Outlook for the Remainder of 2004

         Over the remainder of 2004, we will continue to execute our business plan, which includes:

         o    Capital expenditures budget increased to $305 million. Of this amount, $205 million is allocated to exploration and development drilling with the remainder for acquisitions. A table of budgeted amounts by core area is detailed under the caption Capital
              Expenditure Budget. Through June we have closed $4.9 million of acquisitions. Although we continue to aggressively evaluate acquisition packages, the probability of closing on a significant acquisition in the second half of 2004 becomes less likely as we get further into the year.

         o    We expect to see the decline in our production levels begin to reverse in the second half of the year. A portion of the
              comparative decline between periods has resulted from slower replacement of production at NE Mayfield and reflects the flush production from this area we reported in the second quarter of
              2003. We attribute our estimate of future production to an increase in expected completion activity in the second half of
              2004.

         o    Our Hanging Woman Basin coalbed methane project is on schedule. We plan to complete 108 wells in Wyoming in 2004. Two drilling rigs are operating in the project and 14 wells have been drilled as of
              July 1, 2004. The high-pressure pipeline to connect these wells to the main trunk line is currently under construction and is on schedule to be completed by December 1, 2004. Although we may have some moderate production in December 2004, we expect more
              meaningful volumes of natural gas to begin producing in 2005.

         o    We continue to evaluate 3-D seismic data that covers our entire
              24,914 fee acreage position in St. Mary Parish, Louisiana. In conjunction with the 3-D seismic shoot, we optioned 14,969 acres for lease to third parties, primarily in the middle portion of our property where little exploration has historically taken place. An option to lease approximately 2,800 acres was exercised during the second quarter.

         A Quarter and Six-Month Overview of Selected Reserve, Production and
Financial Information, Including Trends:

Selected Operations Data (In Thousands, Except Price and Per MCFE Amounts):
---------------------------------------------------------------------------

                                               Three Months Ended                       Six Months Ended
                                                    June 30,            $ of                June 30,             % of
                                             -----------------------   Change      --------------------------   Change
                                                2004         2003     Between          2004           2003     Between
                                                                      Periods                                  Periods
                                             ----------    ---------               -----------    -----------
Net Production Volumes
----------------------
Natural Gas (Mcf)                               11,070       13,614                    22,683         25,318
Oil (Bbl)                                        1,161        1,164                     2,302          2,205
MCFE                                            18,038       20,595      (12)%         36,494         38,546       (5)%

Average Daily Production
------------------------
Natural Gas (Mcf per day)                          122          150                       125            140
Oil (Bbls per day)                                  13           13                        13             12
MCFE per day (6:1)                                 198          226      (12)%            201            213       (6)%

Oil & Gas Production Revenues
---------------------------------
Gas Production                                $ 59,701     $ 65,650                 $ 120,141      $ 131,581
Oil Production                                  35,746       30,484                    67,913         60,241
                                             ----------    ---------               -----------    -----------
Total                                         $ 95,447     $ 96,134       (1)%      $ 188,054      $ 191,822       (2)%
                                             ==========    =========               ===========    ===========

Oil & Gas Production Costs
------------------------------
Lease Operating Expenses                      $ 15,452     $ 15,149                 $  30,629      $  29,020
Transportation Costs                             1,629        1,941                     3,366          3,331
Production Taxes                                 4,492        6,170                    11,121         12,039
                                             ----------    ---------               -----------    -----------
Total                                         $ 21,573     $ 23,260       (7)%      $  45,116      $  44,390         2%
                                             ==========    =========               ===========    ===========

Average Realized Sales Price, net of hedging
--------------------------------------------
Natural Gas (Per Mcf)                         $   5.39     $   4.82        12%      $    5.30      $    5.20          2%
Oil (Per Bbl)                                 $  30.78     $  26.20        17%      $   29.50      $   27.32          8%

Per MCFE Data:
--------------
Net Realized Price                            $   5.29     $   4.67        13%      $   5.15       $    4.98          4%
Lease Operating Expense                          (0.86)       (0.74)       16%         (0.84)          (0.75)        12%
Transportation Costs                             (0.09)       (0.09)      -0-%         (0.09)          (0.09)       -0-%
Production Taxes                                 (0.25)       (0.30)     (17)%         (0.31)          (0.31)       -0-%
General and Administrative                       (0.30)       (0.26)       15%         (0.30)          (0.28)         7%
                                             ----------    ---------               -----------    -----------
Operating Profit                              $   3.79     $   3.28        16%      $   3.61       $    3.55          2%
                                             ==========    =========               ===========    ===========
Depletion, Depreciation and Amortization      $   1.15     $   1.05        10%      $   1.13       $    1.05          8%

Financial Information (In Thousands, Except Per Share Amounts):
--------------------------------------------------------------                              % of
                                                                                           Change
                                                                                          Between
                                                     June 30, 2004     December 31, 2003  Periods
                                                     -------------     -----------------  -------
Working Capital                                      $      13,579     $           3,101   338%
Long-Term Debt                                       $      99,743     $         110,696  (10)%
Stockholders' Equity                                 $     426,983     $         390,653    9%

                                               Three Months Ended                       Six Months Ended
                                                    June 30,            $ of                June 30,             % of
                                             -----------------------   Change      --------------------------   Change
                                               2004          2003     Between          2004           2003     Between
                                                                      Periods                                  Periods
                                             ----------    ---------               -----------    -----------
Basic Net Income Per Common Share             $   0.76      $   0.77    (1)%        $     1.48     $     1.85   (20)%
Diluted Net Income Per Common Share           $   0.69      $   0.71    (3)%        $     1.34     $     1.67   (20)%

Basic Weighted-Average Shares Outstanding       28,584        31,482    (9)%            29,201         30,921    (6)%
Diluted Weighted-Average Shares Outstanding     33,062        35,798    (8)%            33,646         35,222    (4)%

Net Cash Provided By Operating Activities                                           $   99,819     $   90,764     10%
Net Cash Used In Investing Activities                                               $  (62,290)    $ (120,619)   (48)%
Net Cash Provided By (Used In) Financing
        Activities                                                                  $  (24,775)    $   29,547   (184)%

         We present the preceding table as a summary of information relating to those key indicators of financial condition and operating performance that we believe to be important.

         We present per MCFE information since we use this information to evaluate our performance relative to our peers and to measure trends that we believe require analysis. Our period-to-period comparison of financial results presented later provides additional details for the per MCFE differences between reported periods.

         For the remainder of this year we expect oil and gas production expenses will remain fairly constant with respect to recurring costs and will decrease slightly for planned workover activity. Production taxes will be higher as a percentage of revenue in the remainder of 2004 as a result of the increase in pricing we are experiencing and the Oklahoma incentive tax credit we recorded in the fourth quarter of 2003. Depreciation, depletion and amortization will likely increase due to the higher costs associated with finding and acquiring crude oil and natural gas. We expect general and administrative expense per MCFE for all of 2004 will decrease relative to the first six months of 2004.

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
LIBOR-based borrowings accrue interest at LIBOR plus the applicable margin from the utilization table, and Alternate Base Rate borrowings accrue interest at prime plus the applicable margin from the utilization table located in Note 5 of
Part IV, Item 15 of our December 31, 2003 report. Commitment fees are accrued on the unused portion of the aggregate commitment amount and are included in interest expense in the consolidated statements of operations. We did not have an outstanding balance on June 30, 2004. Please see Note 6 in Part I, Item 1 of
this report.

         We decreased our net borrowings by $11.0 million in the first six months of 2004 through cash flow from operations. Our weighted-average interest rate paid in 2004 has been 6.9 percent and includes commitment fees paid on the unused portion of the credit facility borrowing base, amortization of deferred financing costs, and amortization of the contingent interest embedded derivative associated with the convertible notes.

Interest Rate Risk.

         Market risk is estimated as the potential change in fair value resulting from an immediate hypothetical one-percentage point parallel shift in the yield curve. On October 3, 2003, we executed interest rate swaps on a total notional amount of $50.0 million of the convertible notes, which we expect will continue to result in lower interest expense through September of 2004 compared to last year unless interest rates rise significantly. The sensitivity analysis discussed below presents the hypothetical change in fair value of those financial instruments we held at June 30, 2004, that are sensitive to changes in interest rates. For fixed-rate debt, interest rate changes affect the fair market value but do not impact results of operations or cash flows. Conversely, interest rate changes for floating-rate debt generally do not affect the fair market value but do impact future results of operations and cash flows, assuming other factors are held constant. Giving consideration to the interest rate swaps, we had floating-rate debt of $50.0 million and had $50.0 million of fixed-rate debt at June 30, 2004. Assuming constant debt levels, the cash flow impact for the remainder of the year resulting from a one-percentage point change in interest rates would be approximately $252,000 before taxes. The results of operations impact might be less than this amount as a direct effect of the capitalization of interest to wells drilled during the year. In prior years when our debt amount was at a reduced level we capitalized a larger percentage of our interest expense. Since we cannot predict the exact amount that would be capitalized, we cannot predict the exact effect that a one-percentage point shift would have on the results of operations.

Uses of Cash

         We use cash for the acquisition, exploration and development of oil and gas properties and for the payment of debt obligations, trade payables and stockholder dividends. In the first six-months of 2004 we spent $86.6 million on capital development and a net $19.4 million to acquire shares of our common stock from Flying J using cash flows from operations and debt financing. We decreased outstanding borrowings on our credit facility by $11.0 million, and we made $9.9 million in net cash payments for income taxes.

         The following table presents amounts and percentage changes between the six-month periods ended June 30, 2004 and 2003 for our operating, investing and financing activities. The analysis following the table should be read in conjunction with our consolidated statements of cash flows in Part I, Item 1 of this report.

                                                          Amount of Change             Percent Change
                                                             2004/2003                 Between Periods
                                                       -----------------------     ------------------------
Net cash provided by operating activities                   $         9,055                    10%
Net cash used in investing activities                       $        58,329                  (48)%
Net cash provided by (used in) financing activities         $       (54,322)                (184)%

Analysis of cash flow changes between the six months ended June 30, 2004 and
June 30, 2003.

         Operating Activities. Sources of cash flow from oil and gas sales remained flat between periods as production decreases were offset by price increases. Cash expenditures for operating expenses also remained flat between periods. Of the difference in the table, $6.9 million relates to changes in current assets and liabilities. Accounts receivable balances increased at a lesser rate for the six months ended June 30, 2004 than for the same period in
2003 and resulted in a positive $8.0 million impact on cash flow from operations. Accounts payable, accrued expenses and prepaid expenses also increased at a lesser rate between the two periods resulting in a $1.1 million negative impact to cash flows from operating activities and resulted in $1.1 million of offset to the positive increase.

         Investing Activities. The decrease in net cash used results from lower acquisition activity in 2004, noting that the Flying J acquisition occurred in the first quarter of 2003. This decrease is offset by the $25.2 million increase in drilling expenditures in 2004 over 2003. Total 2004 capital expenditures, including acquisitions of oil and gas properties, decreased $36.6 million or 30 percent to $86.6 million compared to $123.3 million in 2003. An additional $22.9 million of the decrease relates to expiration of the restriction period for funds held for tax-deferred exchange of oil and gas properties and receipts from short-term investments.

         Financing Activities. The $54.3 million change from cash provided by financing activities to cash used in financing activities reflects the net $19.4 million we paid to repurchase our shares from Flying J on February 9, 2004 and payments against our credit facility. In 2003 we borrowed to fund our acquisition of properties from Flying J. In 2004 we have paid $11.0 million and reduced our credit facility outstanding balance to zero. In 2004 we also received $4.9 million more of proceeds from stock option exercises as compared to 2003.

         St. Mary had $27.6 million in cash and cash equivalents and had working capital of $13.6 million as of June 30, 2004, compared to $14.8 million in cash and cash equivalents and working capital of $3.1 million as of December 31,
2003.

Capital Expenditure Budget

         Expenditures for exploration and development of oil and gas properties and acquisitions are the primary use of our capital resources. We now anticipate spending approximately $205 million for exploration and development expenditures in 2004. The $100 million we have allocated for acquisitions of producing properties is dependent on our ability to complete a significant acquisition in the second half of 2004. Anticipated ongoing exploration and development expenditures and budgeted gross wells for each of our core areas are as follows.
The timing of drilling and completion of wells is variable and will differ from these estimates.

                                            In millions        Gross well count
                                            -----------        ----------------
         o  Mid-Continent region             $   87.6                 91
         o  Rocky Mountain region                51.7                 77
         o  ArkLaTex region                      23.5                 37
         o  Gulf Coast region                    18.4                 12
         o  Coal Bed Methane                     14.3                108
         o  Permian Basin region                 10.0                 27
                                             --------
                                             $  205.5
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

                                                          Six Months Ended June 30,
                                               --------------------------------------------
                                                        2004                    2003
                                               -------------------    ---------------------
                                                               (In thousands)
Development costs                               $          67,850      $           42,164
Exploration costs                                          15,186                  19,176
Acquisitions:
     Proved                                                 4,925                  77,676
     Unproved                                               4,890                   4,096
                                               -------------------    ---------------------
Total including asset retirement obligation     $          92,851      $          143,112
                                               ===================    =====================

         We are proceeding with the development of coalbed methane reserves in our Hanging Woman Basin project. We have 154,000 net lease acres in the basin and are concentrating our initial development on 79,000 net acres located in
Wyoming. Our current development plan for this project considers only the
Wyoming acreage. Outstanding legal challenges filed by environmental public interest groups affect 47,000 net acres in Montana relating to this project. See
Legal Proceedings under Part II, Item 1 of this report.

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

Financing Alternatives

         In 2004 we are seeing that the debt and equity financing capital markets remain very attractive to energy companies who operate in the exploration and production segment. This is a result of strong commodity prices and the general strength reflected in the balance sheets of the companies in this segment. As our current cash balance and debt availability are significant, we are not currently considering accessing the capital markets in 2004. However, if additional development or attractive acquisition opportunities arise that exceed our currently available resources, we may consider other forms of financing, including the public offering or private placement of equity or debt securities as well as traditional secured bank financing.

Sensitivity Analysis

         There has been no material change to the natural gas and crude oil price sensitivity analysis previously disclosed. Please see the corresponding section under Part II Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2003.

Summary of Oil and Gas Production Hedges in Place

         Our net realized oil and gas prices are impacted by hedges we have placed on future forecasted transactions. We have historically entered into hedges of existing production around the time we make acquisitions of producing oil and gas properties. Our intent is to lock-in a significant portion of an equivalent amount of existing production to the prices we used to evaluate the economics of our acquisition. We are hedging a small percentage of our forecasted production on a discretionary basis.

         The table below describes the volumes and average contract prices of hedges we currently have in place, including hedges entered into after June 30,
2004. The majority of our oil and gas derivatives are swap agreements. Oil and gas derivatives tend to make our earnings less sensitive to movements in commodity price and were factored in the analysis of sensitivity below.

Swaps
-----
                              Gas (per MMBtu) Oil (per Bbl)
                        --------------------------------------   -----------------------------------
                                          Weighted-Average                         Weighted-Average
Contract                                   Contract Price                           Contract Price
Month                      Volumes        (Regional Index)          Volumes             (NYMEX)
                        -------------  -----------------------   --------------  -------------------
July                         944,700   $           4.18               172,500    $         24.65
August                       962,000               4.23               172,900              24.81
September                    956,600               4.24               178,300              25.38
October                      954,100               4.24               176,700              25.38
November                     863,800               4.35               174,200              25.39
December                     859,600               4.36               172,100              25.40
                        -------------  -----------------------   --------------  -------------------
Total 2004                 5,540,800               4.26             1,046,700              25.17
                        -------------  -----------------------   --------------  -------------------
2005
January                      242,600               5.69                36,000              31.70
February                     242,600               5.69                36,000              31.70
March                        242,600               5.69                14,900              35.25
April                        242,600               5.69                 9,000              39.22
May                          179,000               5.76                 9,000              39.22
June                          25,000               6.12                 9,000              39.22
July                          25,000               6.12                 9,000              39.22
August                             -                  -                 7,000              39.49
                        -------------  -----------------------   --------------  -------------------
Total 2005                 1,199,400               5.72               129,900              34.61
                        -------------  -----------------------   --------------  -------------------

All Contracts              6,740,200   $           4.52             1,176,600    $         26.21
                        =============  =======================   ==============  ===================

Collars
-------
                                              Gas (per MMBtu)
                             --------------------------------------------------
                                 Floor         Ceiling
              Duration           Price          Price             Volumes         Index
              --------           -----          -----             -------         -----
July 2004 - June 2005        $      5.75    $      6.89       25,000 per month  IF ANR OK
August 2004 - July 2005      $      5.50    $      6.81       25,000 per month  IF ANR OK

         We anticipate that all hedge transactions will occur as expected.

         We seek to minimize basis risk and index our oil hedges to NYMEX prices and our gas hedges to various regional index prices associated with pipelines in proximity to our areas of gas production. The natural gas volumes associated with specific Inside FERC regional indexes are as follows:

            Regional Index                 MMBtu
            --------------                 -----
IF ANR OK                              3,841,200
IF CIG N System                        1,261,100
IF Henry Hub                           1,037,900
IF Reliant N/S                           360,000
IF HSC                                   240,000
                                   --------------
Total                                  6,740,200
                                   ==============

         For contracts in place on June 30, 2004, a hypothetical change of 10 percent in future gas strip prices representing a $0.59 increase per MMBtu applied to a notional amount of 6.7 million MMBtu covered by natural gas swaps and 600,000 MMbtu covered by natural gas collars would cause a change in hedge gain or loss included in gas revenue of $3.2 million in 2004 and $713,000 in
2005. A hypothetical change of 10 percent in the future NYMEX strip oil prices representing a $3.67 increase per Bbl applied to a notional amount of 1.1 MMBbl covered by crude oil swaps would cause a change in hedge gain or loss included in oil revenue of $3.7 million in 2004 and $214,000 in 2005.

Summary of Interest Rate Hedges in Place

         We entered into fixed-to-floating interest rate swaps on $50.0 million of convertible notes on October 3, 2003. We attempt to maintain a balanced allocation between fixed and floating rate debt. As our usage of the credit facility at that time was nearing zero we elected to exchange fixed rate payments for floating rate payments on a portion of the interest on our convertible notes. This hedge does not qualify for fair value hedge treatment under Statement of Financial Accounting Standards No. 133, "Accounting for
Derivative Instruments and Hedging Activities." Excluding accrued payments due to us at June 30, 2004, the interest rate swaps had a fair value liability of
$894,000. Derivative loss in the consolidated statements of operations at June
30, 2004, includes $1.6 million of loss related to the fair value liability increase. Unless we access our credit facility to make an acquisition or interest rates increase dramatically, interest expense through September 2004 should decrease compared to last year due to these fixed-to-floating interest rate swaps.

Schedule of Contractual Obligations

         The following table summarizes our future estimated debt payments and minimum lease payments for the periods specified (in millions):

                                               Less than 1                                   More than 5
Contractual Obligations                            year        1-3 years      3-5 years         years          Total
---------------------------------------------- -----------    -----------    -----------    ------------    ---------
Long-Term Debt Principal and Interest           $   6.0        $  112.5       $       -      $        -      $ 118.5
Operating Leases                                    2.4             3.3             1.9             2.7         10.3
Other Long-Term Liabilities                           -             1.7             0.2             0.3          2.2
                                               -----------    -----------    -----------    ------------    ---------
Total                                           $   8.4        $  117.5       $     2.1      $      3.0      $ 131.0
                                               ===========    ===========    ===========    ============    =========

         This table excludes the unfunded portion of our estimated pension liability of $2.1 million as we cannot determine with accuracy the timing of future payments. The table also excludes estimated payments associated with our net profits interest bonus plan. Although we record a liability for the estimated future payments, we are not able to precisely predict the timing of these amounts. We have excluded asset retirement obligations for the same reason. Pension liabilities and asset retirement obligations are discussed in
Note 8 and Note 9, respectively, of Part IV Item 15 of our Form 10-K for the year ended December 31, 2003, and also in Part I Item 1 of this report.

         Three leases for office space will expire in year 3, and a fourth office space lease will expire in year 4. Estimated costs to replace these leases are not included in the table above. For purposes of the table we assume that the holders of our convertible notes will not exercise the conversion feature. If the holders do exercise their conversion feature, we will not have to repay the $100.0 million. However, our common shares outstanding would increase by 3,846,150 shares.

         Our projected requirements for cash to pay interest and dividends for the remainder of 2004 are $3.1 million and $1.5 million, respectively. We will also make cash payments for income taxes, dependent on net income and capital spending.

Off-Balance Sheet Arrangements

         Aside from operating leases we do not have any off-balance sheet financing nor do we have any unconsolidated subsidiaries.

Critical Accounting Policies and Estimates

         We refer you to the corresponding section of our Annual Report on Form
10-K for the year ended December 31, 2003.

Additional Comparative Data in Tabular Form:

                                                       Change Between the           Change Between the
                                                       Three Months Ended            Six Months Ended
Oil and Gas Production Revenues                      June 30, 2004 and 2003       June 30, 2004 and 2003
-------------------------------                    -------------------------    --------------------------
Decrease in oil and gas production revenues
   (in thousands)                                        $              (687)         $             (3,768)

Components of Revenue Increases (Decreases):

Natural Gas
-----------
Realized price change per Mcf                        $              0.57          $               0.10
Realized price percentage change                                     12%                            2%
Production change (MMcf)                                          (2,544)                       (2,635)
Production percentage change                                       (19)%                         (10)%

Oil
---
Realized price change per Bbl                        $              4.58          $               2.18
Realized price percentage change                                     17%                            8%
Production change (MBbl)                                              (2)                           97
Production percentage change                                        -0-%                            4%

Our product mix as a percentage of total oil and gas revenue and production:

                                            Three Months Ended June 30,              Six Months Ended June 30,
                                        ------------------------------------    -------------------------------------
Revenue                                       2004                2003                2004                2003
-------                                 -----------------    ---------------    -----------------    ----------------
Natural Gas                                   63%                 68%                 64%                  69%
Oil                                           37%                 32%                 36%                  31%

Production
----------
Natural Gas                                   61%                 66%                 62%                  66%
Oil                                           39%                 34%                 38%                  34%

Information regarding the effects of oil and gas hedging activity:

                                              Three Months Ended June 30,              Six Months Ended June 30,
                                          ------------------------------------    -----------------------------------
Natural Gas Hedging                            2004                2003                 2004                2003
-------------------                       ----------------    ----------------    -----------------    --------------
Percentage of gas production hedged                 20%                   39%                 26%                35%
Natural gas MMBtu hedged                    2.5 million           5.9 million         6.5 million        9.7 million
Decrease in gas revenue                   ($4.0 million)        ($2.9 million)      ($7.1 million)     ($9.8 million)
Average realized gas price per Mcf
        before hedging                     $       5.75          $       5.03        $       5.61       $       5.59
Average realized gas price per Mcf
        after hedging                              5.39                  4.82                5.30               5.20

Oil Hedging
-----------
Percentage of oil production hedged                 45%                   57%                 43%                 57%
Oil volumes hedged (MBbl)                           519                   661                 982              1,262
Decrease in oil revenue                   ($1.7 million)        ($1.3 million)      ($7.2 million)     ($5.2 million)
Average realized oil price per Bbl
        before hedging                     $      32.26          $      27.30        $      32.62       $      29.69
Average realized oil price per Bbl
        after hedging                             30.78                 26.20               29.50              27.32

Information regarding the components of exploration expense:
                                                     Three Months Ended June 30,         Six Months Ended June 30,
                                                   --------------------------------    -------------------------------
Summary of Exploration Expense (In millions)           2004              2003              2004             2003
--------------------------------------------       --------------    --------------    -------------    --------------
Geological and geophysical expenses                $         1.4     $        2.3      $        2.2     $        3.7
Exploratory dry holes                                        1.1              0.7               1.2              1.1
Overhead and other expenses                                  4.1              3.3               7.8              5.6
                                                   --------------    --------------    -------------    --------------
                                                   $         6.6     $        6.3      $       11.2     $       10.4
                                                   ==============    ==============    =============    ==============

Comparison of Financial Results and Trends between the Quarters ended June 30, 2004 and 2003

         Oil and gas production revenues. Average net daily production decreased
12 percent to 198.2 MMCFE for the quarter ended June 30, 2004 compared with
226.3 MMCFE for the quarter ended June 30, 2003. Wells completed in 2003 and
2004 combined with wells from acquisitions in 2003 and 2004 have added revenue of $21.3 million and average net daily production of 30.2 MMCFE in 2004 compared to 2003. These increases are offset by natural declines in production from older properties and 5.7 MMCFE per day of 2003 production from properties that were sold in 2003.

         Gain on sale of proved properties. In the second quarter of 2004 we finalized sales of properties sold in 2003 and recognized $1.6 million additional gain.

         Other oil and gas revenue. Other oil and gas revenue increased $800,000 to $1.4 million for the quarter ended June 30, 2004, compared with $595,000 for the comparative quarter ended June 30, 2003. In 2004 we received $900,000 for the use of our fee property.

         Other revenue. The second quarter of 2003 included $3.6 million from proceeds of a litigation settlement.

         Oil and gas production expenses. Total production costs decreased $1.7 million, or 7 percent, to $21.6 million for the second quarter of 2004, from
$23.3 million in the comparable period of 2003. Wells completed in 2003 and 2004 combined with wells from acquisitions in 2003 and 2004 added $868,000 of incremental production costs in 2004 that were not reflected in 2003. This moderate increase in production costs relative to added revenue reflects the benefit of the second quarter 2004 accrual of severance tax incentive credits for wells completed in 2003 and 2004. Production costs from properties sold in
2003 totaled $897,000 in 2003 that were not reflected in 2004. We experienced an increase in production taxes consistent with an increase in revenue from crude oil, but those amounts were more than offset by the June 2004 accrual of $3.1 million in state severance tax incentive credits.

         Total oil and gas production costs per MCFE increased $0.07 to $1.20 for 2004, compared with $1.13 for 2003. This increase is comprised of the following:

         o        A $0.08 increase in production taxes due to higher revenue from crude oil in our Rocky Mountain region;
         o        A $0.03 increase in production taxes due to higher revenue from natural gas prices;
         o        A $0.01 decrease reflecting general decreases in LOE per MCFE in our other core areas;
         o        A $0.09 increase in LOE that reflects our additions of higher cost oil properties in our Rocky Mountain region through our acquisitions from Burlington and Flying J;
         o        A $0.04 overall increase in LOE relating to workover charges;
                  and
         o        Offset by a $0.16 decrease in our Mid-Continent region
                  production taxes caused by the severance tax incentive credit accrual.

         Change in net profits interest bonus plan liability. This expense is the change in the net present value of estimated future incentive compensation payments to be made to plan participants under the computational provisions of the plan. The increase in the estimated liability resulted in expense of $4.3 million for the three months ended June 30, 2004 compared to $924,000 for the same three months of 2003.

          General and administrative. General and administrative expenses decreased slightly to $5.4 million for the quarter ended June 30, 2004, compared with $5.5 million for the respective 2003 timeframe. The increase in expense on a per MCFE basis reflects lower volumes in 2004.

         The increase in our employee count from March of 2003 to June of 2004 has resulted in a small increase in general and administrative expense of
$451,000 between the second quarter of 2004 and the second quarter of 2003. That increase plus a $728,000 increase in fees directly related to Sarbanes-Oxley compliance were offset by a $952,000 increase in the amount of general and administrative expense we allocated to exploration expense and a $741,000 decrease in expense associated with our incentive compensation plans. The decrease in expense associated with our incentive compensation plans results from a $1.1 million decrease in payments under our net profits interest bonus plan and a $1.7 million decrease in accruals under our cash bonus plans that reflects the production decline in 2004. The impact of these two items is reduced by the $2.1 million of expense we recorded from the restricted stock unit issuance that occurred on June 30, 2004.

         Interest expense. Interest expense decreased by $802,000 to $1.6 million for 2004 compared to $2.4 million for 2003. The decrease reflects the benefit of the interest rate swaps that we entered into on October 3, 2003 and decreased average borrowings under our credit facility in 2004 relative to the prior year.

         Income taxes. Income tax expense totaled $13.4 million for the second quarter of 2004 and $15.7 million for the second quarter of 2003, resulting in effective tax rates of 38.1 % and 39.2%, respectively. The effective rate change from 2003 reflects percentage depletion and other permanent differences as well as changes in the composition of the highest marginal state tax rates as a result of acquisition and drilling activity.

Comparison of Financial Results and Trends between the Six Months ended June 30,
2004 and 2003

         Oil and gas production revenues. Average net daily production decreased
6 percent to 200.6 MMCFE for the six months ended June 30, 2004 compared with
213.0 MMCFE for the six months ended June 30, 2003. Wells completed in 2003 and
2004 combined with wells from acquisitions in 2003 and 2004 have added revenue of $44.4 million and average net daily production of 40.1 MMCFE in 2004 compared to 2003. These increases are offset by natural declines in production from older properties and 4.4 MMCFE per day of 2003 production from properties that were sold in 2003.

         Gain on sale of proved properties. In 2004 we finalized sales of properties sold in 2003 and recognized $1.6 million additional gain.

         Other revenue. The six months ended June 30, 2003 included $3.6 million from proceeds of a litigation settlement.

         Oil and gas production expenses. Total production costs increased slightly to $45.1 million for the first six months of 2004 from $44.4 million in the comparable period of 2003. Wells completed in 2003 and 2004 combined with wells from acquisitions in 2003 added $4.9 million of incremental production costs in 2004 that were not reflected in 2003. Production costs from properties sold in 2003 totaled $1.3 million in 2003 that were not reflected in 2004.
Additionally, we experienced an increase in production taxes consistent with an increase in revenue from crude oil, but those amounts were more than offset by the June 2004 accrual of $3.1 million in state severance tax incentive credits.

         Total oil and gas production costs per MCFE increased $0.09 to $1.24 for 2004, compared with $1.15 for 2003. This increase is comprised of the following:

         o        A $0.05 increase in production taxes due to higher revenue from crude oil in our Rocky Mountain region;
         o        A $0.02 increase in production taxes due to higher revenue from natural gas prices;
         o        A $0.01 decrease reflecting general decreases in LOE per MCFE in our other core areas;
         o        A $0.09 increase in LOE that reflects our additions of higher cost oil properties in our Rocky Mountain region through our acquisitions from Burlington and Flying J;
         o        A $0.02 overall increase in LOE relating to workover charges;
                  and
         o        Offset by an $0.08 decrease in our Mid-Continent region
                  production taxes caused by the severance tax incentive credit accrual.

         Change in net profits interest bonus plan liability. This expense increased $4.8 million to $6.5 million for the six months ended June 30, 2004 compared to $1.7 million for the same six months of 2003. The amount recorded is reflective of sustained oil and gas price increases that are currently increasing the amounts we expect to pay out under the net profits interest bonus plan. Adjustments to the liability are subject to estimation and may change dramatically from quarter to quarter based on assumptions used for reserve quantities, commodity pricing and costs.

         General and administrative. General and administrative expenses increased slightly to $11.0 million for the six months ended June 30, 2004, compared with $10.8 million for the respective 2003 timeframe. The increase in cost on a per MCFE basis reflects the 6 percent difference between a 1 percent increase in general and administrative expense and a 5 percent decrease in production between the respective periods.

         The increase in employee count has resulted in an increase in general and administrative expense of $2.6 million between the first six months of 2004 and the first six months of 2003. We also experienced a $756,000 increase in fees directly related to Sarbanes-Oxley compliance. Those increases were offset by a $959,000 decrease in expense associated with our incentive compensation plans and a $2.4 million increase in the amount of general and administrative expense we allocated to exploration expense. The decrease in expense associated with our incentive compensation plans results from a $1.4 million decrease in cash payments under our net profits interest bonus plan and a $1.6 million decrease in accruals under our cash bonus plan that reflects the production decline in 2004. The impact of these two items is reduced by the $2.1 million of expense we recorded from our June 30, 2004 restricted stock unit issuance. The increase in general and administrative expense allocated to exploration expense reflects our increase in skilled technical staff from early 2003 to date. The technical staff was increased in order to integrate our acquisitions from 2002 and 2003 and to implement an increased drilling budget in 2004. The budget increase results from new projects identified from these acquisitions as well as other new drilling projects and discoveries during that timeframe.

         Interest expense. Interest expense decreased by $1.5 million to $3.1 million for 2004 compared to $4.6 million for 2003. The decrease reflects the benefit of the interest rate swap that we entered into on October 3, 2003 and decreased average borrowings under our credit facility in 2004 relative to the prior year.

         Income taxes. Income tax expense totaled $26.5 million for the first six months of 2004 and $32.7 million for the first six months of 2003, resulting in effective tax rates of 38.0 % and 38.8%, respectively. The effective rate change from 2003 reflects changes in the composition of the highest marginal state tax rates as a result of acquisition and drilling activity, percentage depletion and other permanent differences.

         The current portion of the income tax expense in 2004 is $13.4 million compared to $21.9 million in 2003. These amounts are 51 percent and 66 percent of the total tax for the respective periods. We increased our 2004 budget for drilling expenditures over 2003 amounts, and revenues are projected for only a slight increase in 2004 over 2003. Therefore, we believe that current taxable income and the resulting current portion of income tax as a percentage of total income tax will be lower in 2004 than it was in 2003.

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
         o        business strategies,
         o        expansion and growth of operations,
         o        recent legal developments, and
         o        other similar matters.

These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including such factors as the volatility and level of oil and natural gas prices, unexpected drilling conditions and results, the risks of various exploration strategies, production rates and reserve replacement, the imprecise nature of oil and gas reserve estimates, drilling and operating service availability and risks, uncertainties in cash flow, the financial strength of hedge contract counterparties, the availability of economically attractive exploration, development and property acquisition opportunities, financing requirements, expected acquisition benefits, competition, litigation, environmental matters, the potential impact of government regulations, and other matters discussed in the "Risk Factors"
section of our 2003 Annual Report on Form 10-K. Readers are cautioned that forward-looking statements are not guarantees of future performance and that actual results or developments may differ materially from those expressed or implied in the forward-looking statements. Although we may from time to time voluntarily update our prior forward - looking statements, we disclaim any commitment to do so except as required by securities laws.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required by this item is provided under the captions
"Interest Rate Risk" and "Sensitivity Analysis" in Item 2 above and is incorporated herein by reference.

ITEM 4.  CONTROLS AND PROCEDURES

         We maintain a system of disclosure controls and procedures that are designed for the purposes of ensuring that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive
Officer and the Vice President - Finance, as appropriate to allow timely decisions regarding required disclosure.

         We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the
Vice President - Finance, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Chief
Executive Officer and the Vice President - Finance concluded that our disclosure controls and procedures are effective for the purposes discussed above as of the end of the period covered by this Quarterly Report on Form 10-Q. There was no significant change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings
         From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of this report, no legal proceedings are pending against us that we believe individually or collectively could have a material adverse effect upon our financial condition or results of operations.

         As previously reported, Nance Petroleum Corporation, a wholly owned subsidiary, is named along with several other leaseholders and interested parties as an additional co-defendant in a lawsuit that was originally filed in the U.S. District Court for the District of Montana on June 12, 2001. The
plaintiff, the Northern Plains Resource Council, Inc., an environmental public interest group, sued the U.S. Bureau of Land Management, the U.S. Secretary of
the Interior, the Montana BLM State Director and Fidelity Exploration &
Production Company. The lawsuit seeks the cancellation of all federal leases related to coalbed methane development in Montana issued by the BLM since
January 1, 1997. This cancellation is sought primarily on the grounds of an alleged failure of the BLM to comply with federal environmental laws. NPRC alleges that the environmental impacts of coalbed methane development were not properly analyzed before the challenged leases were issued. The Montana portion of our Hanging Woman Basin coalbed methane project contains approximately 74,000 total net acres. The lawsuit potentially affects approximately 47,000 net acres that are subject to federal leases. Based on information presently available, we believe that the BLM complied with the applicable environmental laws, and the
District Court agreed by granting the defendants' motion for summary judgment in
December 2003. The court held that the issuance process regarding the federal leases in question complied with the applicable environmental laws. The plaintiff has appealed this decision and the Ninth Circuit Court of Appeals has granted expedited status to this appeal. Briefing in this case is now complete.
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

(c)      In May 2004, St. Mary issued a total of 8,400 restricted shares of common stock valued at $235,000 from treasury to non-employee directors pursuant to the Company's non-employee director stock compensation plan. These shares were not registered under the Securities Act of 1933 in reliance on Rule 506 of Regulation D promulgated under the
         Securities Act since the directors are accredited investors and certificates representing the shares bear a legend restricting the transfer of those shares.

 (e)     During the quarter ended June 30, 2004, the Company did not repurchase any shares of its common stock, which is the sole class of equity securities registered by the Company pursuant to Section 12 of the
         Exchange Act.

ITEM 4.  Submission of Matters to a Vote of Security Holders

         At the Company's annual stockholders' meeting on May 26, 2004, the stockholders elected management's current slate of directors. The directors elected and the vote tabulation for each director are as follows:

Director                              For             Withheld
--------                              ---            ---------
Barbara M. Baumann                  25,469,260           375,625
Larry W. Bickle                     25,430,704           414,181
Ronald D. Boone                     25,537,923           306,962
Thomas E. Congdon                   25,553,593           291,292
William J. Gardiner                 25,446,871           398,014
Mark A. Hellerstein                 25,553,223           291,662
John M. Seidl                       25,429,704           415,181
William D. Sullivan                 25,594,327           250,558

         Also at the Company's annual stockholders' meeting on May 26, 2004, the stockholders approved the Company's restricted stock plan to provide for the grant of restricted stock and restricted stock unit awards to employees, consultants and directors of the Company. The tabulation of votes for that proposal is as follows:

                  For                           19,323,384
                  Against                        1,294,690
                  Abstain                          903,503
                  Not voted                      4,323,308

ITEM 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         The following exhibits are furnished as part of this report:

         Exhibit  Description

         10.1     St. Mary Land & Exploration Company Restricted Stock Plan
                  as adopted on April 18, 2004 (filed as Exhibit 99.1 to the registrant's Post-Effective Amendment No. 1 to Form S-8
                  (Registration Nos. 333-30055, 333-35352, 333-88780 and
                  333-106438) filed on June 30, 2004 and incorporated herein by reference)
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

--------------------------
* Filed with this Form 10-Q.

(b) Reports on Form 8-K

         St. Mary Land & Exploration Company filed the following current reports on Form 8-K during the quarter ended June 30, 2004:

On April 22, 2004, we filed a current report on Form 8-K reporting under Item 9 that we had issued a press release announcing a regular semi-annual $0.05 per share cash dividend.

On April 30, 2004, we filed a current report on Form 8-K reporting under Item 12 that we had issued a press release announcing our first quarter 2004 financial results.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                       ST. MARY LAND & EXPLORATION COMPANY

August 4, 2004         By:   /s/ MARK A. HELLERSTEIN
                             ------------------------------------------
                             Mark A. Hellerstein
                             President and Chief Executive Officer

August 4, 2004         By:   /s/ DAVID W. HONEYFIELD
                             ------------------------------------------
                             David W. Honeyfield
                             Vice President - Finance, Secretary
                             and Treasurer

August 4, 2004         By:   /s/ GARRY A. WILKENING
                             ------------------------------------------
                             Garry A. Wilkening
                             Vice President - Administration and
                             Controller