Form 10-Q
period 2004-09-30
ST MARY LAND & EXPLORATION CO
filed 2004-11-04
CIK 893538

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
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

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

As of October 29, 2004, the registrant had 28,633,580 shares of common stock,
$0.01 par value, outstanding.

===============================================================================

                     ST. MARY LAND & EXPLORATION COMPANY

                                      INDEX

Part I.  FINANCIAL INFORMATION                                             PAGE
                                                                            ----

         Item 1.  Financial Statements (Unaudited)

                  Consolidated Balance Sheets - September 30, 2004
                  and December 31, 2003........................................3

                  Consolidated Statements of
                  Operations - Three and Nine Months Ended
                  September 30, 2004 and 2003..................................4

                  Consolidated Statements of
                  Cash Flows - Nine Months Ended
                  September 30, 2004 and 2003..................................5

                  Consolidated Statements of Stockholders' Equity and
                  Comprehensive Income - September 30, 2004 and
                  December 31, 2003............................................7

                  Notes to Consolidated Financial
                  Statements - September 30, 2004..............................8

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.........................23

         Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk (included within the content of Item 2.)........39

         Item 4.  Controls and Procedures.....................................39

Part II. OTHER INFORMATION

         Item 1.  Legal Proceedings...........................................39

         Item 2.  Unregistered Sales of Equity Securities

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

            ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                      (In thousands, except share amounts)

                                                                            September 30,     December 31,
                                                                           -------------------------------
                                   ASSETS                                       2004              2003
                                                                           --------------    -------------
Current assets:
    Cash and cash equivalents                                               $     24,688      $    14,827
    Short-term investments                                                         1,431           12,509
    Accounts receivable                                                           91,397           65,084
    Prepaid expenses and other                                                     4,594            6,020
    Deferred income taxes                                                          8,564            8,872
    Other                                                                          5,226              611
                                                                           --------------    -------------
        Total current assets                                                     135,900          107,923
                                                                           --------------    -------------

Property and equipment (successful efforts method), at cost:
    Proved oil and gas properties                                                975,710          858,246
    Less - accumulated depletion, depreciation and amortization                 (371,410)        (312,719)
    Wells in progress                                                             47,403           24,691
    Unproved oil and gas properties, net of accumulated impairment
        allowance of $11,756 in 2004 and $10,776 in 2003                          38,317           36,793
    Other property and equipment, net of accumulated depreciation
        of $5,557 in 2004 and $4,656 in 2003                                       6,964            4,276
                                                                           --------------    -------------
                                                                                 696,984          611,287
                                                                           --------------    -------------
                                                                           --------------    -------------
Other noncurrent assets                                                            6,791           16,644
                                                                           --------------    -------------
                                                                           --------------    -------------
Total Assets                                                                $    839,675      $   735,854
                                                                           ==============    =============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued expenses                                   $    110,802      $    81,217
    Accrued derivative liability                                                  22,736           23,605
                                                                           --------------    -------------
        Total current liabilities                                                133,538          104,822
                                                                           --------------    -------------
Noncurrent liabilities:
    Long-term credit facility                                                          -           11,000
    Convertible notes                                                             99,767           99,696
    Asset retirement obligation                                                   27,835           25,485
    Net profits interest bonus plan liability                                     20,175            6,163
    Other noncurrent liabilities                                                   6,873            7,088
    Deferred income taxes                                                        117,166           90,947
                                                                           --------------    -------------
        Total noncurrent liabilities                                             271,816          240,379
                                                                           --------------    -------------
Commitments and contingencies

Temporary equity ( Note 11):
    Common stock subject to put and call options, $0.01 par value; issued
        and outstanding:  -0- shares in 2004 and 3,380,818 shares in 2003              -           71,594
    Note receivable from Flying J                                                      -          (71,594)
                                                                           --------------    -------------
        Total temporary equity                                                         -                -
                                                                           --------------    -------------

Stockholders' equity:
    Common stock, $0.01 par value: authorized  - 100,000,000 shares;
        issued:  28,552,284 shares in 2004 and 29,245,123 shares in 2003;
        outstanding, net of treasury shares:  28,302,284 shares in 2004
        and 28,242,423 shares in 2003                                                286              292
    Additional paid-in capital                                                   121,473          146,362
    Treasury stock, at cost:  250,000 shares in 2004 and
        1,002,700 shares in 2003                                                  (5,295)         (16,057)
    Deferred stock-based compensation                                             (5,337)               -
    Retained earnings                                                            337,943          274,937
    Accumulated other comprehensive loss                                         (14,749)         (14,881)
                                                                           --------------    -------------
        Total stockholders' equity                                               434,321          390,653
                                                                           --------------    -------------

Total Liabilities and Stockholders' Equity                                     $ 839,675        $ 735,854
                                                                           ==============    =============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

        ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
              (In thousands, except per share amounts)

                                                                         For the Three Months Ended       For the Nine Months Ended
                                                                              September 30,                   September 30,
                                                                        ----------------------------     ---------------------------
                                                                           2004             2003             2004          2003
                                                                        -----------      -----------     -----------     -----------
Operating revenues:
    Oil and gas production                                               $ 103,191        $  86,414       $ 291,245       $ 278,236
    Gain (loss) on sale of proved properties                                   738             (343)          2,514            (221)
    Marketed gas revenue                                                     3,798            3,911          11,095          11,019
    Other oil and gas revenue                                                  261              481           1,723           2,521
    Other revenue                                                              935              536             562           4,352
                                                                        -----------      -----------     -----------     -----------
        Total operating revenues                                           108,923           90,999         307,139         295,907
                                                                        -----------      -----------     -----------     -----------
Operating expenses:
    Oil and gas production                                                  24,163           23,914          69,279          68,304
    Depletion, depreciation, amortization
        and abandonment liability accretion                                 21,470           20,765          62,769          61,251
    Exploration                                                              8,871            9,906          20,071          20,332
    Impairment of proved properties                                              -                -             494               -
    Abandonment and impairment of unproved properties                          744            2,300           2,632           4,003
    General and administrative                                               5,472            4,803          16,459          15,629
    Change in net profits interest bonus plan liability                      7,527              709          14,012           2,406
    Marketed gas system operating expense                                    3,493            3,584          10,214          10,041
    Other                                                                      680              707           2,242           1,202
                                                                        -----------      -----------     -----------     -----------
        Total operating expenses                                            72,420           66,688         198,172         183,168
                                                                        -----------      -----------     -----------     -----------
Income from operations                                                      36,503           24,311         108,967         112,739

Nonoperating income (expense):
    Interest income                                                             93               73             479             647
    Interest expense                                                        (1,471)          (1,833)         (4,524)         (6,416)
                                                                        -----------      -----------     -----------     -----------
Income before income taxes and cumulative
        effect of change in accounting principle                            35,125           22,551         104,922         106,970
Income tax expense                                                         (12,560)          (8,765)        (39,072)        (41,505)
                                                                        -----------      -----------     -----------     -----------
Income before cumulative effect of change in accounting principle           22,565           13,786          65,850          65,465
                                                                        ===========      ===========     ===========     ===========
        Cumulative effect of change in accounting
            principle, net of income tax                                         -                -               -           5,435
                                                                        -----------      -----------     -----------     -----------
Net Income                                                               $  22,565        $  13,786       $  65,850       $  70,900
                                                                        ===========      ===========     ===========     ===========

Basic weighted average common shares outstanding                            28,545           31,529          28,982          31,126
Diluted weighted average common shares outstanding                          33,186           35,828          33,486          35,426

Basic earnings per common share:
--------------------------------
    Income before cumulative effect of change in accounting principle    $    0.79        $    0.44       $    2.27       $    2.11
    Cumulative effect of change in accounting
            principle, net of income tax                                         -                -               -            0.17
                                                                        -----------      -----------     -----------     -----------
Basic net income per common share                                        $    0.79        $    0.44       $    2.27       $    2.28
                                                                        ===========      ===========     ===========     ===========
Diluted earnings per common share:
----------------------------------
    Income before cumulative effect of change in accounting principle    $    0.71        $    0.41       $    2.05       $    1.93
    Cumulative effect of change in accounting
            principle, net of income tax                                         -                -               -            0.15
                                                                        -----------      -----------     -----------     -----------
Diluted net income per common share                                      $    0.71        $    0.41       $    2.05       $    2.08
                                                                        ===========      ===========     ===========     ===========
Cash dividends declared per common share                                 $    0.05        $       -       $    0.10       $    0.05
                                                                        ===========      ===========     ===========     ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

            ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                             For the Nine Months Ended
                                                                                   September 30,
                                                                         -------------------------------
                                                                              2004              2003
                                                                         --------------    -------------
Reconciliation of net income to net cash provided
        by operating activities:
    Net income                                                            $     65,850      $    70,900
    Adjustments to reconcile net income to net
            cash provided by operating activities:
        (Gain) loss on sale of proved properties                                (2,514)             221
        Depletion, depreciation, amortization
            and abandonment liability accretion                                 62,769           61,251
        Exploratory dry hole expense                                             2,530            7,497
        Impairment of proved properties                                            494                -
        Abandonment and impairment of unproved properties                        2,632            4,003
        Unrealized derivative gain                                                 (46)            (358)
        Change in net profits interest bonus plan liability                     14,012            2,406
        Amortization of deferred stock-based compensation                        2,965                -
        Income tax benefit from the exercise of stock options                    3,002              781
        Deferred income taxes                                                   27,205           14,831
        Other                                                                   (3,498)          (1,324)
        Cumulative effect of change in accounting
            principle, net of income tax                                             -           (5,435)
                                                                         --------------    -------------
                                                                               175,401          154,773
    Changes in current assets and liabilities:
        Accounts receivable                                                    (26,313)         (23,346)
        Prepaid expenses and other                                              (2,953)           3,741
        Accounts payable and accrued expenses                                   10,997           15,746
                                                                         --------------    -------------
    Net cash provided by operating activities                                  157,132          150,914
                                                                         --------------    -------------
    Cash flows from investing activities:
        Proceeds from sale of oil and gas properties                             2,725            2,717
        Capital expenditures                                                  (127,344)         (81,218)
        Acquisition of oil and gas properties, including related
            $71,594 loan to Flying J in 2003                                    (6,588)         (75,234)
        Deposits to short-term investments available-for-sale                   (1,470)          (1,029)
        Receipts from short-term investments available-for-sale                 12,500              950
        Receipts from restricted cash                                           10,412                -
        Other                                                                      712              166
                                                                         --------------    -------------
    Net cash used in investing activities                                     (109,053)        (153,648)
                                                                         --------------    -------------
    Cash flows from financing activities:
        Proceeds from credit facility                                           97,497          120,011
        Repayment of credit facility                                          (108,500)        (122,020)
        Costs from issuance of convertible notes                                     -              (78)
        Proceeds from sale of common stock for exercise of stock options         9,957            2,354
        Repurchase of common stock                                             (35,743)               -
        Dividends paid                                                          (1,429)          (1,573)
                                                                         --------------    -------------
    Net cash used in financing activities                                      (38,218)          (1,306)
                                                                         --------------    -------------
    Net change in cash and cash equivalents                                      9,861           (4,040)
    Cash and cash equivalents at beginning of period                            14,827           11,154
                                                                         --------------    -------------
    Cash and cash equivalents at end of period                            $     24,688      $     7,114
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

                                                                             For the Nine Months Ended
                                                                                   September 30,
                                                                         -------------------------------
                                                                              2004              2003
                                                                         --------------    -------------
                                                                                  (In thousands)

      Cash paid for interest, including amounts capitalized               $      8,070      $     7,245

      Cash paid for income taxes                                          $      8,800      $    23,208

     In August 2004 the Company closed a transaction whereby it exchanged oil and gas properties valued at $1.4 million together with $769,000 of cash for oil and gas properties valued at $2.2 million.

     In June 2004 the Company issued 232,861 restricted stock units pursuant to the Company's restricted stock plan. The total value of the grant was $8.3 million. The Company has recorded compensation expense of $3.0 million for the nine-month period ended September 30, 2004.

     In January 2004 and May 2004 the Company issued 4,200 shares and 8,400 shares, respectively, of common stock from treasury to its non-employee directors pursuant to the Company's non-employee director stock compensation plan. The Company recorded compensation expense of $341,000 for the nine-month period ended September 30, 2004.

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
                   EQUITY AND COMPREHENSIVE INCOME (UNAUDITED)
                      (In thousands, except share amounts)

                                                                                                         Accumulated
                                    Common Stock  Additional  Treasury Stock       Deferred                Other          Total
                                 ----------------- Paid-in  --------------------- Stock-Based   Retained Comprehensive Stockholders'
                                   Shares   Amount Capital     Shares    Amount   Compensation  Earnings Income (Loss)    Equity
                                 ---------- ------ -------- ----------- --------- ------------- -------- ------------- -------------

Balances, December 31, 2002      28,983,110 $  290 $140,688 (1,009,900) $(16,210) $          -  $182,512 $     (7,767) $    299,513

Comprehensive income:
  Net income                              -      -        -          -         -             -    95,575            -        95,575
  Unrealized net gain on
    marketable equity securities
    available for sale                    -      -        -          -         -             -         -          716           716
  Change in derivative instrument
    fair value                            -      -        -          -         -             -         -      (21,873)      (21,873)
  Reclassification to earnings            -      -        -          -         -             -         -       13,846        13,846
  Minimum pension liability
    adjustment                            -      -        -          -         -             -         -          197           197
                                                                                                                       -------------
Total comprehensive income                                                                                                   88,461
                                                                                                                       -------------
Cash dividends, $ 0.10 per share          -      -        -          -         -             -    (3,150)           -        (3,150)
Issuance of common stock under
  Employee Stock Purchase Plan       16,994      -      375          -         -             -         -            -           375
Value of option right granted to
  Flying J                                -      -      995          -         -             -         -            -           995
Sale of common stock, including
  income tax benefit of stock
  option exercises                  245,019      2    4,304          -         -             -         -            -         4,306
Directors' stock compensation             -      -        -      7,200       153             -         -            -           153
                                 ---------- ------ -------- ----------- --------- ------------- -------- ------------- -------------

Balances, December 31, 2003      29,245,123 $  292 $146,362 (1,002,700) $(16,057) $          -  $274,937 $    (14,881) $    390,653
                                 ---------- ------ -------- ----------- --------- ------------- -------- ------------- -------------

Comprehensive income:
  Net income                              -      -        -          -         -             -    65,850            -        65,850
  Change in derivative instrument
    fair value                            -      -        -          -         -             -         -      (20,613)      (20,613)
  Reclassification to earnings            -      -        -          -         -             -         -       20,745        20,745
                                                                                                                       -------------
Total comprehensive income                                                                                                   65,982
                                                                                                                       -------------
Cash dividends declared,
  $ 0.10 per share                        -      -        -          -         -             -    (2,844)           -        (2,844)
Treasury stock purchases                  -      -        -   (489,300)  (16,336)            -         -            -       (16,336)
Retirement of treasury stock     (1,229,400)   (12) (26,737) 1,229,400    26,479             -         -            -             -
Issuanceof common stock under
  Employee Stock Purchase Plan        7,412      -      180          -         -             -         -            -           180
Repurchase of common stock from
  Flying J                                -      -  (19,406)         -         -             -         -            -       (19,406)
Sale of common stock, including
  income tax benefit of stock
  option exercises                  529,149      6   12,773          -         -             -         -            -        12,779
Deferred compensation related to
  restricted stock unit awards            -      -    8,301          -         -        (8,301)        -            -             -
Amortization of deffered stock-
  based compensation                      -      -        -          -         -         2,964         -            -         2,964
Directors' stock compensation             -      -        -     12,600       349             -         -            -           349
                                 ---------- ------ -------- ----------- --------- ------------- -------- ------------- -------------
Balances, September 30, 2004     28,552,284 $  286 $121,473   (250,000) $ (5,295) $     (5,337) $337,943 $    (14,749) $    434,321
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

            ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                          ----------------------------

                               September 30, 2004

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

         The Company records the estimated liability of future payments under its Net Profits Interest Bonus Plan (the "Net Profits Plan") because it is a vested employee benefit. The estimated liability is calculated based on a number of assumptions, including oil and gas reserves, recurring and workover lease operating expense, present value discount factors and certain pricing assumptions. The estimates the Company uses in calculating the liability are modified from period to period based on new information attributable to the underlying assumptions. Changes in the estimated liability of future payments associated with the Net Profits Plan are recorded as increases or decreases to expense in the current period as a separate item in the consolidated statements of operations. The estimated Net Profits Plan liability is recorded separately as a noncurrent liability in the accompanying consolidated balance sheets.

         The amounts due and payable under the Net Profits Plan as cash compensation related to the current period operations are recognized as compensation expense and are included within general and administrative expense and exploration expense. This treatment provides for a consistent matching of cash expense with net cash flows from the oil and gas properties in each respective pool of the Net Profits Plan.

         The non-cash portion of Net Profits Plan expense and the corresponding liability have been reclassified as separate line items in the accompanying financial statements for all periods presented. As a result, prior period general and administrative expense, exploration expense and other non-current liabilities have been reclassified to conform to the current presentation.

         The stockholders approved the Restricted Stock Plan in the second quarter of 2004. The Compensation Committee of the Board of Directors is

responsible for determining the grant criteria under the Restricted Stock Plan.
The Compensation Committee has approved the issuance of restricted stock units under the Restricted Stock Plan. Criteria for determining grants under the plan associated with the current year are established at the beginning of the performance year. As a result, the Company applies variable plan accounting in estimating compensation expense during the time from the beginning of the performance year until a firm measurement date occurs and the grants are issued.
At the restricted stock unit issuance date, the Company is able to measure compensation expense and applies fixed plan accounting to measure and record the remaining expense attributable to grants under the plan.

         Certain amounts in the 2003 unaudited consolidated financial statements have been reclassified to correspond to the 2004 presentation. Other than the
Net Profits Plan liability and expense reclassification noted above, the most significant reclassification is that wells in progress has been classified as a separate line item in the consolidated balance sheets for all periods presented.
As a result, prior period unproved oil and gas properties, net of impairment allowance, has been reclassified to conform to the current presentation.

Note 3 - Earnings Per Share

         Basic net income per common share of stock is calculated by dividing net income available to common stockholders by the weighted-average of common shares outstanding during each period. During the first quarter of 2003, the
Company issued 3,380,818 shares of common stock as part of an acquisition. On
February 9, 2004, the Company repurchased these shares, and the shares were retired (see Note 11-Repurchase of Common Stock). These shares were considered outstanding from January 29, 2003 to February 9, 2004 for purposes of calculating basic and diluted net income per common share and were weighted accordingly in the calculation of common shares outstanding. The shares were included in the temporary equity section of the consolidated balance sheet as of
December 31, 2003.

         Diluted net income per common share of stock is calculated by dividing adjusted net income by the weighted-average of common shares outstanding, including the effect of other dilutive securities. Adjusted net income is used for the if-converted method and is derived by adding interest expense paid on the Company's 5.75% Senior Convertible Notes due 2022 (the "Convertible Notes")
back to net income and then adjusting for nondiscretionary items that are based on income and that would have changed had the Convertible Notes been converted at the beginning of the period. Potentially dilutive securities of the Company consist of in-the-money outstanding options to purchase the Company's common stock, shares into which the Convertible Notes may be converted and unvested restricted stock units.

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

         The dilutive effect of stock options and unvested restricted stock units is considered in the detailed calculation below. There were 794,455 and
673,807 anti-dilutive securities related to stock options for the three-month and nine-month periods ended September 30, 2003, respectively, and 553,766 anti-dilutive securities related to stock options for the nine-month period ended September 30, 2004. There were no anti-dilutive securities related to stock options for the three-month period ended September 30, 2004. There were no anti-dilutive securities related to restricted stock units for any periods presented.

         Shares associated with the conversion feature of the Convertible Notes are accounted for using the if-converted method as described above. A total of
3,846,153 potentially dilutive shares related to the Convertible Notes were included in the calculation of diluted net income per common share for the three-month and nine-month periods ended September 30, 2004 and 2003. The
Convertible Notes were issued in March 2002.

         The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                        For the Three Months Ended     For the Nine Months Ended
                                                                September 30,                 September 30,
                                                        --------------------------     -------------------------
                                                            2004          2003            2004          2003
                                                        -----------   ------------     -----------   -----------
Income before cumulative effect of change in            $   22,565    $    13,786      $   65,850    $   65,465
      accounting principle
Cumulative effect of change in accounting principle,
      net of income tax                                          -              -               -         5,435
                                                        -----------   ------------     -----------   -----------
Net income                                              $   22,565    $    13,786      $   65,850    $   70,900
                                                        -----------   ------------     -----------   -----------
Adjustments to net income for dilution:
      Add: Interest expense not incurred if
                Convertible Notes converted                  1,597          1,597           4,757         4,740
      Less: Other adjustments                                  (16)           (16)            (48)          (47)
      Less: Income tax effect of dilution items               (565)          (614)         (1,754)       (1,821)
                                                        -----------   ------------     -----------   -----------
Net income adjusted for the effect of dilution          $   23,581    $    14,753      $   68,805    $   73,722
                                                        ===========   ============     ===========   ===========

Basic weighted-average common shares
        outstanding in period                               28,545         31,529          28,982        31,126
      Add: Dilutive effect of stock options                    620            453             599           454
      Add: Dilutive effect of unvested restricted
                stock units                                    175              -              59             -
      Add: Dilutive effect of Convertible Notes using
                if-converted method                          3,846          3,846           3,846         3,846
                                                        -----------   ------------     -----------   -----------
Diluted weighted-average common shares
        outstanding in period                               33,186         35,828          33,486        35,426
                                                        ===========   ============     ===========   ===========

Basic earnings per common share:
      Income before cumulative effect of change in
                accounting principle                    $     0.79    $      0.44      $     2.27    $     2.11
      Cumulative effect of change in accounting
                principle                                        -              -               -          0.17
                                                        -----------   ------------     -----------   -----------
      Total                                             $     0.79    $      0.44      $     2.27    $     2.28
                                                        ===========   ============     ===========   ===========

Diluted earnings per common share:
      Income before cumulative effect of change in
                accounting principle                    $     0.71    $      0.41      $     2.05    $     1.93
      Cumulative effect of change in accounting
                principle                                        -             -                -         0.15
                                                        -----------   ------------     -----------   -----------
      Total                                             $     0.71    $      0.41      $     2.05    $     2.08
                                                        ===========   ============     ===========   ===========

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

         St. Mary made grants of 232,861 restricted stock units (RSUs) on June
30, 2004. The total expense associated with these grants was $8.3 million as measured on June 30, 2004. The total measured expense was initially recorded as deferred stock-based compensation and is being charged to compensation expense based on the vesting schedule. The RSU grants vest 25% immediately upon issuance and 25% on each of the first three anniversary dates. The vested shares underlying the RSU grants will be issued on the third anniversary of the grants, at which time the shares carry no further restrictions. As of September 30,
2004, there were 170,450 unvested RSUs, which include the total of the 2004 grants less the vested portion of the grants and units forfeited due to employee terminations prior to vesting. Compensation expense for the nine-month period ended September 30, 2004 related to the 2004 grants totaled $2.6 million. In addition, the Company has recorded $389,000 of compensation expense related to the expected 25% immediate vesting of the estimated 2005 RSU grants.

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

                                                        For the Three Months Ended     For the Nine Months Ended
                                                                September 30,                    September 30,
                                                        --------------------------     -------------------------
                                                            2004          2003            2004            2003
                                                        -----------   -----------      -----------   -----------
Net income -

   As reported:
                                                        $   22,565    $    13,786      $   65,850    $   70,900
   Add:  Stock-based employee compensation expense
      included in reported net income, net of
      related tax effects                                      556              -           1,861             -
   Less:  Stock-based employee compensation
      determined under fair value based method for
      all expense, net of related income tax effects        (1,421)        (1,690)         (4,471)       (4,294)
                                                        -----------    -----------    ------------   -----------
   Pro forma net income                                $   21,700    $    12,096      $   63,240    $   66,606

   Pro forma basic earnings per share:
     Income before cumulative effect of change in
        accounting principle                            $     0.76    $      0.38      $     2.18    $     1.97
     Cumulative effect of change in accounting
        principle                                                -              -               -          0.17
                                                        -----------    -----------    ------------   -----------
   Total                                                $     0.76    $      0.38      $     2.18    $     2.14

   Pro forma diluted earnings per share:
     Income before cumulative effect of change in
        accounting principle                            $     0.68    $      0.36      $     1.96    $     1.81
     Cumulative effect of change in accounting
        principle                                                -              -               -          0.15
                                                        -----------   ------------    ------------   -----------
     Total                                              $     0.68    $      0.36      $     1.96    $     1.96
                                                        ===========   ============    ============   ===========

         For purposes of these pro forma disclosures, the estimated fair values of the options are amortized to expense over the options' vesting periods. The effects of applying SFAS No. 123 in the pro forma disclosure are not necessarily indicative of actual future amounts.

         The fair value of options has been measured at the date of grant using the Black-Scholes option-pricing model. The fair value of options granted in the three-month and nine-month periods ended September 30, 2004 and 2003 were estimated using the following weighted-average assumptions.

                                                For the Three Months      For the Nine Months
                                                 Ended September 30,       Ended September 30,
                                            ------------------------    ------------------------
                                               2004          2003          2004          2003
                                            ----------   -----------    ----------   -----------
Risk free interest rate:
     Stock options                                  *          3.8%          3.6%          3.3%
     Employee stock purchase plan                  **            **          3.6%          3.4%

Dividend yield:
     Stock options                                  *          0.4%          0.3%          0.4%
     Employee stock purchase plan                  **            **          0.3%          0.4%

Volatility factor of the expected market
price of the Company's common stock:
     Stock options                                  *         49.4%         38.5%         48.7%
     Employee stock purchase plan                  **            **         22.8%         17.7%
Expected life of the options (in years):
     Stock options                                  *           7.7           7.6           6.7
     Employee stock purchase plan                  **            **           0.5           0.5

-------------------------------
*  No stock options were granted in the third quarter of fiscal year 2004.
** No shares were issued under the Employee Stock Purchase Plan in the third quarter of fiscal years 2003 and 2004.

         The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions, are fully transferable, and are not subject to trading restrictions or blackout periods. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Since the
Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, it is management's opinion that the existing models do not necessarily provide a reliable single measure of the fair value of St. Mary's employee stock options.

         The Company has not adopted any of the early transition methods provided for in SFAS No. 148, "Accounting for Stock-Based
Compensation-Transition and Disclosure: an amendment of FASB Statement No. 123."
The FASB has issued a final exposure draft that would further amend SFAS No. 123 and require companies to recognize the fair value of stock options and other stock-based compensation as expense for reporting periods beginning in July
2005. For awards issued prior to the effective date, the standard will require companies to utilize prior valuation models of fair value and recognize as expense the remaining unvested portion of the awards over the remaining vesting periods.

Note 5 - Income Taxes

         Income tax expense for the three-month and nine-month periods ended
September 30, 2004 and 2003 differs from the amounts that would be provided by applying the statutory U.S. Federal income tax rate to income before income taxes primarily due to the effect of the composition of state income rates, percentage depletion and other permanent differences. The effect of the change in marginal state tax rates the Company recorded in the third quarter of 2004 was a result of filing 2003 income tax returns, evaluating the impact on future temporary difference reversals, the effect of percentage depletion and evaluating the effect of other permanent items.

         For the three-month and nine-month periods ended September 30, 2004, the Company's income tax expense totaled $12.6 million and $39.1 million, respectively, compared to $8.8 million and $41.5 million, respectively, for the three-month and nine-month periods ended September 30, 2003. The Company's current portion of income tax expense for the three-month and nine-month periods ended September 30, 2004, was $2.1 million and $15.5 million, respectively, compared to $4.0 million and $25.9 million, respectively, for the three-month and nine-month periods ended September 30, 2003. The Company's effective tax rates for the three-month and nine-month periods ended September 30, 2004, were
35.8% and 37.2%, respectively, compared to 38.8% for both the three-month and nine-month periods ended September 30, 2003.

         In October 2004, the President signed the "American Jobs Creation Act of 2004". This new law provides for sweeping restructuring of business taxes.
The Company is currently evaluating the impact that this new law will have on
St. Mary.

Note 6 - Long-term Debt

Revolving Credit Facility

         The Company has a revolving credit facility with a group of banks. The credit facility specifies a maximum loan amount of $300.0 million and has a maturity date of January 27, 2006. Borrowings under the facility are secured by a pledge of collateral that includes certain oil and gas properties and the common stock of the material subsidiaries of the Company. The bank group authorized a borrowing base of $325.0 million in October 2004 under its normal semi-annual redetermination. The borrowing base redetermination process considers the value of St. Mary's oil and gas properties, using specified bank pricing criteria, and other assets as determined by the bank syndicate. Although the borrowing base exceeds the maximum loan amount, the most that the Company could borrow under the facility is limited to the maximum loan amount. The
Company elected an aggregate commitment amount of $150.0 million. The Company must comply with certain financial and non-financial covenants. The Company is in compliance with all of the covenants. Interest and commitment fees are accrued based on the borrowing base utilization percentage table below.
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

The Company had no loans outstanding under its revolving credit agreement as of
September 30, 2004.

5.75% Senior Convertible Notes Due 2022

         As of September 30, 2004, the Company had $100.0 million in outstanding borrowings under the Convertible Notes. The Convertible Notes provide for the payment of contingent interest of up to an additional 0.5% during six-month interest periods based on the note trading price before the beginning of the particular six-month period. Under that provision, interest was accrued at a total rate of 6.25% for the three-month and nine-month periods ended September
30, 2004. Based on the trading price of the Convertible Notes at the most recent determination period, the Company will be subject to the contingent interest payments for the interest period from September 16, 2004 to March 15, 2005.

         The contingent interest provision of the Convertible Notes is considered an embedded equity-related derivative that is not clearly and closely related to the fair value of an equity interest and therefore must be separately accounted for as a derivative instrument. The value of the derivative at issuance of the Convertible Notes in March 2002 was $474,000. This amount was recorded as a decrease to the Convertible Notes payable in the consolidated balance sheets. Of this amount, $71,000 was amortized through interest expense for each of the nine-month periods ended September 30, 2004 and 2003. Interest expense for each of the three-month periods ended September 30, 2004 and 2003 includes $24,000 of amortization. Derivative gain for the nine months ended
September 30, 2004 contains $57,000 of net gain from mark-to-market adjustments for this derivative, and derivative gain for the nine months ended September 30,
2003 contains $247,000 of net gain from mark-to-market adjustments. Derivative gain in the consolidated statements of operations for the three-month periods ended September 30, 2004 and 2003 includes net gains of $151,000 and $261,000, respectively, from mark-to-market adjustments for this derivative.

Interest Rate Derivative Contracts

         On October 3, 2003, the Company entered into fixed-to-floating interest rate swaps for a total notional amount of $50.0 million through March 20, 2007.
Under the swaps St. Mary will receive a fixed interest rate of 5.75% and will pay a variable interest rate of 235 basis points above the six-month LIBOR rate as determined on the semi-annual settlement date. The six-month LIBOR rate on
March 15, 2004 and September 15, 2004 was 1.16% and 2.06% respectively. The
Company received proceeds of $484,000 and $311,000 from the semi-annual settlement of the swaps on March 15, 2004 and September 15, 2004 respectively.
The payment dates of the swaps match exactly with the interest payment dates of the Convertible Notes. The fair value of the swaps was a liability of $163,000 as of September 30, 2004, and was a liability of $104,000 as of December 31,
2003. The swaps do not qualify for fair value hedge treatment under SFAS No. 133 and related pronouncements. During the nine-month period ended September 30,
2004, the Company received payments of $795,000 under the swap arrangements.
These payments have reduced the Company's interest expense. The Company recorded a net derivative gain in the consolidated statements of operations of $732,000 for the three-month period ended September 30, 2004 and a net derivative loss of
$58,000 for the nine-month period ended September 30, 2004 from mark-to-market adjustments for this derivative. The six-month LIBOR rate as of September 30,
2004 was 2.20%.

Weighted-average Interest Rate Paid

         The weighted-average interest rates paid for the third quarters of 2004 and 2003 were 7.3% and 7.0%, respectively, including commitment fees paid on the unused portion of the credit facility aggregate commitment, amortization of deferred financing costs, and amortization of the contingent interest embedded derivative associated with the convertible notes. The weighted-average interest rates paid for the nine-month periods ended September 30, 2004 and 2003 were
7.1% and 6.3%, respectively. The impact of the commitment fees over a lower average outstanding balance results in a higher weighted-average interest rate despite lower LIBOR interest rates than in previous periods.

Note 7 - Oil and Gas Derivative Contracts

         The Company recognized a net loss of $33.1 million from its oil and gas derivative contracts for the nine months ended September 30, 2004, compared to a net loss of $19.6 million for the same period in 2003. Comparative amounts for the three-month periods ended September 30, 2004 and 2003 were a net loss of
$13.3 million and $4.5 million, respectively.

         The Company has in place derivative contracts for the sale of oil and natural gas. The Company attempts to qualify these instruments as cash flow hedges for accounting purposes. The table below describes the volumes and average contract prices of hedges currently in place, including contracts entered into after September 30, 2004. The Company's oil and natural gas derivative contracts include swap and collar arrangements. Gas contracts are indexed to a variety of regional indexes, and the oil contracts are indexed to
NYMEX.

Swaps                         Gas (per MMBtu)                        Oil (per Bbl)
-----                 ---------------------------------    ----------------------------------
                                      Weighted-Average                      Weighted-Average
Contract                               Contract Price                        Contract Price
Period                  Volumes       (Regional Index)      Volumes             (NYMEX)
                      ------------    -----------------    -------------    -----------------
2004
----
Quarter Ended:
December 31, 2004       3,087,500     $        4.63            620,900      $      28.37
                      ------------    -----------------    -------------    -----------------
2005
----
Quarter Ended:
March 31,               2,297,800              7.16            242,452             40.19
June 30,                2,026,600              6.16            184,214             42.56
September 30,           1,605,000              6.24            188,980             41.61
December 31,            1,590,000              6.54            138,770             40.80
                      ------------    -----------------    -------------    -----------------
  Total 2005            7,519,400              6.56            754,416             41.24
                      ------------    -----------------    -------------    -----------------
2006
----
Quarter Ended:
March 31,                 720,000              6.49            103,366             38.93
June 30,                  710,000              5.51             99,976             38.15
September 30,             690,000              5.49            100,372             37.47
December 31,              270,000              5.55             77,686             36.42
                      ------------    -----------------    -------------    -----------------
  Total 2006            2,390,000              5.80            381,400             37.83
                      ------------    -----------------    -------------    -----------------
2007
----
Quarter Ended:
March 31,                       -                 -             63,410             35.63
June 30,                        -                 -             61,072             35.35
September 30,                   -                 -             62,684             35.10
December 31,                    -                 -             60,620             34.79
                      ------------    -----------------    -------------    -----------------
  Total 2007                    -                 -            247,786             35.22
                      ------------    -----------------    -------------    -----------------
All Contracts          12,996,900     $        5.96          2,004,502      $      35.86
                      ============    =================    =============    =================

Collars                                 Gas (per MMBtu)
-------
                       -------------------------------------------
                       Weighted-AveragWeighted-Average
    Contract               Floor         Ceiling
     Period                Price          Price        Volumes          Index
     ------
2004
----
Quarter Ended:
December 31, 2004      $       5.63   $      6.85         150,000     IF ANR OK
                       -------------- -------------- ------------- --------------
2005
----
Quarter Ended:
March 31,                      6.62          8.08         540,000     IF ANR OK
June 30,                       5.73          7.20         540,000     IF ANR OK
September 30,                  5.75          7.30         415,000     IF ANR OK
December 31,                   6.00          7.63         390,000     IF ANR OK
                       -------------- -------------- ------------- --------------
  Total 2005                   6.05          7.57       1,885,000     IF ANR OK
                       -------------- -------------- ------------- --------------
All Contracts          $       6.01   $      7.51       2,035,000     IF ANR OK
                       ============== ============== ============= ==============

         The Company seeks to minimize basis risk and indexes its oil contracts to NYMEX prices and its gas contracts to various regional index prices associated with pipelines in proximity to the Company's areas of gas production.
Swap natural gas volumes associated with specific Inside FERC ("IF") regional indexes are as follows:

            Regional Index                  MMBtu
            --------------                  -----
IF ANR OK                               6,009,600
IF Reliant N/S                          3,330,000
IF PEPL                                 2,490,000
IF CIG N System                           540,700
IF Henry Hub                              506,600
IF HSC                                    120,000
                                    --------------
Total                                  12,996,900
                                    ==============

         Derivative gains and losses are recorded in other revenues in the consolidated statements of operations. The following table summarizes oil and gas derivative instrument gain (loss) activity for the periods presented (in thousands):

                                                   For the Three Months Ended        For the Nine Months Ended
                                                         September 30,                     September 30,
                                                ------------------------------    --------------------------------
                                                     2004           2003              2004              2003
                                                ------------    --------------    --------------    --------------
Derivative contract settlements included in
     oil and gas production revenues            $  (13,323)     $     (4,517)     $    (33,056)     $    (19,571)
Ineffective portion of hedges qualifying for
     hedge accounting included in other
     revenues                                           33                28                47                75
Non-qualified derivative contracts included
     in other revenues                                 882               297                (1)              283
                                                ------------    --------------    --------------    --------------
Total                                           $  (12,408)     $     (4,192)     $    (33,010)     $    (19,213)
                                                ============    ==============    ==============    ==============

         On September 30, 2004, St. Mary's remaining cash flow hedge positions from oil and gas derivatives had an estimated net pre-tax liability of $23.8 million. The Company anticipates it will reclassify this amount to gains or losses included in oil and gas production operating revenues as the hedged production quantities are produced. Based on current prices, the net amount of existing unrealized after-tax loss as of September 30, 2004, to be reclassified from accumulated other comprehensive income to oil and gas production operating revenues in the next twelve months would be $12.6 million, net of deferred income taxes. The Company anticipates that all original forecasted transactions will occur by the end of the originally specified time periods.

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

                                                   For the Three Months Ended           For the Nine Months Ended
                                                         September 30,                        September 30,
                                                ---------------------------------    ---------------------------------
                                                     2004              2003               2004              2003
                                                ---------------    --------------    ---------------    --------------
  Components of net periodic benefit cost:
      Service cost                              $         285      $        241      $         854      $        722
      Interest cost                                       122               107                367               321
      Expected return on plan assets                      (74)              (43)              (221)             (129)
      Amortization of prior service cost                   (4)               (6)               (12)              (19)
      Amortization of net actuarial loss                   55                82                163               247
                                                ---------------    --------------    ---------------    --------------
  Net periodic benefit cost                     $         384      $        381      $       1,151      $      1,142
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

         Upon adoption of SFAS No. 143 on January 1, 2003, the Company recorded a discounted liability of $21.4 million, reversed the existing offshore abandonment liability of $9.1 million, increased property and equipment by $12.8 million, decreased accumulated Depreciation, Depletion and Amortization
("DD&A") by $8.3 million and recognized a one-time cumulative effect gain of
$5.4 million (net of deferred tax benefit of $3.4 million). The Company depletes the amount added to property costs and recognizes accretion expense in connection with the discounted liability over the remaining estimated economic lives of the respective oil and gas properties.

         As of September 30, 2004, the Company has excluded $45.5 million of estimated salvage value from its DD&A calculation.

         A reconciliation of the Company's liability for the three-month and nine-month periods ended September 30, 2004, is as follows (in thousands):

                                                    For the Three Months Ended            For the Nine Months Ended
                                                           September 30,                        September 30,
                                                 ----------------------------------    ---------------------------------
                                                      2004               2003               2004              2003
                                                 ---------------    ---------------    ---------------   ---------------

Beginning asset retirement obligation            $       26,868     $       24,603     $       25,485    $            -
     Liability from SFAS No. 143 adoption                     -                  -                  -            21,403
     Liabilities incurred                                   612                522              1,280             3,415
     Liabilities settled                                   (137)              (925)              (364)           (1,456)
     Accretion expense                                      492                435              1,434             1,273
                                                 ---------------    ---------------    ---------------   ---------------
Ending asset retirement obligation               $       27,835     $       24,635     $       27,835    $       24,635
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
Thereafter, 10% of future cash flows generated by the pool are allocated among the participants and distributed at least annually. The percentage of cash flows from the pool to be allocated among the participants increases to 20% after the
Company has recovered 200% of the total costs and expenses for the pool, including payments made under the Net Profits Plan at the 10% level.

         The Company records the estimated liability for the Net Profits Plan based on the discounted value of estimated future payments associated with each individual pool. The following table presents the changes in the estimated liability attributable to the Net Profits Plan. The amounts recorded as compensation expense from the Net Profits Plan in the periods presented below relate to those payments attributable to the respective periods' actual realized results from oil and gas sales (in thousands):

                                                   For the Three Months Ended            For the Nine Months Ended
                                                         September 30,                         September 30,
                                               -----------------------------------   ----------------------------------
                                                    2004               2003               2004                2003
                                               ---------------    ----------------   ----------------    --------------
Beginning liability for Net Profits Plan        $    12,648        $     2,544        $     6,163         $       846
Increase in liability                                 9,669              2,811             19,610               9,403
Reduction in liability for cash payments
    made or accrued and recognized as
    compensation expense under the Net
    Profits Plan                                     (2,142)            (2,102)            (5,598)             (6,996)
                                               ---------------    ----------------   ----------------    --------------
Ending liability for Net Profits Plan           $    20,175        $     3,253        $    20,175         $     3,253
                                               ===============    ================   ================    ==============

         The Company records changes in the present value of estimated future payments under the Net Profits Plan as a separate item in the consolidated statements of operations. The change in the estimated liability is recorded as an increase or decrease to expense in the current period. The amount recorded as an increase or decrease to expense associated with the change in the estimated liability is not allocated to general and administrative costs or exploration costs because the adjustment of the liability is associated with the future net cash flows from oil and gas properties in the respective pools rather than current period performance. The table below presents the estimated allocation of the change in the liability if the Company did allocate the adjustment to these specific line items (in thousands):

                                            For the Three Months Ended              For the Nine Months Ended
                                                   September 30,                          September 30,
                                      --------------------------------------    ----------------------------------
                                            2004                 2003                2004               2003
                                      -----------------    -----------------    ---------------    ---------------
General and Administrative Expense    $          4,565      $         732        $      8,193       $      2,070
Exploration Expense                              2,962                (23)              5,819                336
                                      -----------------    -----------------    ---------------    ---------------
Total                                 $          7,527      $         709        $     14,012       $      2,406
                                      =================    =================    ===============    ===============

Note 11 - Repurchase of Common Stock

Repurchase of Common Stock from Flying J

         On February 9, 2004, the Company repurchased 3,380,818 restricted shares of its common stock from Flying J Oil & Gas Inc. and Big West Oil
& Gas Inc. (collectively "Flying J") for a total of $91.0 million. St. Mary originally issued these shares to Flying J on January 29, 2003, in connection with the Company's acquisition of oil and gas properties. In addition to issuing the shares in the acquisition, St. Mary loaned Flying J $71.6 million. Flying J used the proceeds of the stock repurchase to repay their outstanding loan balance of $71.6 million. Accrued interest, which had not been recorded by the
Company for financial reporting purposes due to the non-recourse nature of the loan, was forgiven. The net $19.4 million cash outlay for the repurchase was funded from the Company's existing cash balance and borrowings under its bank credit facility.

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
                                                      ==================                      =================

Stock Repurchase Program

         In August 1998, the Company's Board of Directors approved a stock repurchase program whereby shares may be repurchased from time to time in open market transactions or privately negotiated transactions subject to market conditions and other factors, including certain provisions of the Company's existing bank credit facility agreement and compliance with securities laws. The stock repurchase program may be suspended or discontinued at any time. In August
2004 the Company's Board of Directors approved an increase in the number of shares that may be repurchased under the program to 3,000,000 as of the effective date of the resolution. During the third quarter of 2004 the Company repurchased a total of 489,300 shares of its common stock under the program at a weighted average price of $33.39 per share. As of September 30, 2004, the
Company has Board authorization to repurchase the remaining 2,510,700 shares. On
September 30, 2004, the Company retired from treasury the 489,300 recently repurchased shares together with 740,100 shares repurchased in prior years. The retirement resulted in a reduction of 1,229,400 shares issued, $26.7 million in treasury stock, $12,000 in common stock, and $26.7 million in additional paid-in capital.

Note 12 - Subsequent Events

         Subsequent to September 30, 2004, the Company signed agreements to acquire, for cash, a total of approximately $97.5 million of oil and gas properties in three separate transactions. Payment for the properties will be made from cash on hand and funds available under St. Mary's existing credit facility. It is expected that $60.4 million of the acquisitions will close in the fourth quarter of 2004 and that the remaining $37.1 million will close in early January 2005. Closing of these acquisitions is subject to the completion of customary due diligence. Two of the acquisitions will be corporate acquisitions that will require the Company to record a deferred income tax liability that reflects a carry over tax basis which is lower than the recorded cost for financial reporting purposes.

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

Oil and Gas Prices

         Our results of operations and financial condition are significantly affected by oil and natural gas commodity prices, which can fluctuate dramatically. We continued to benefit from record-high oil and gas prices through the first nine months of 2004.

Third Quarter 2004 Highlights

         We announced two events subsequent to the end of the quarter. In
October we executed three separate agreements to acquire a total of $97.5 million of oil and gas properties. Please see our outlook for the remainder of
2004 below. In its November 1, 2004 issue Forbes magazine has listed us as the number 9 company on its 2004 list of 200 Best Small Companies. Forbes has indicated that to qualify for this list, candidate companies must indicate a consistent pattern of positive growth based on various growth and earnings criteria of Forbes over a five-year period and for the last 12 months evaluated.
Those criteria are closely aligned to our long-standing objective of growing shareholder value over a long period of time.

         Gas prices have remained at historic high levels due to supply and transportation constraints resulting from the continuing maturity of gas-producing basins in North America, from lost production associated with
Hurricane Ivan, and from continuing strong demand for natural gas in domestic markets. Oil prices have reached all-time highs on the spot markets reflecting worldwide concerns about producer ability to ensure sufficient supply to meet increasing demand. OPEC announcements regarding increasing production have not reduced the impact of a weaker US dollar nor quelled fears caused by weather-related destruction of facilities, Middle East and North African political instability, uncertainty associated with Russian oil exports, the oil rig workers' strike in Norway and crude oil refining constraints in the United
States. NYMEX prices for the third quarter of 2004 averaged $5.84 per MMBtu and
$43.88 per barrel, an increase of 14 percent for gas and 45 percent for oil compared to the third quarter of 2003.

         Net income for the quarter ended September 30, 2004, was $22.6 million or $0.71 per diluted share compared to the 2003 results of $13.8 million or
$0.41 per diluted share. Per share results reflect a decline in basic weighted average shares outstanding resulting from the repurchase of 3.4 million shares from Flying J in early February 2004 and the repurchase under our stock repurchase program of a total of 489,300 shares in the third quarter of 2004.
Offsetting these decreases was the exercise of approximately 529,000 shares of employee stock options in the nine months ended September 30, 2004. Production decreased one percent to 19.0 BCFE on a comparative three-month basis due to natural declines in existing production that have not been completely offset by new production. Compared to the same period a year earlier, our average realized price increased 21 percent to $5.43 per MCFE. Unit costs increased between comparative periods as operating expense increased $0.02 to $1.27 per MCFE due to increased production taxes caused by higher revenues. We experienced a per
MCFE general decrease in both recurring LOE and workover expense between the quarters. We expect year-to-date comparisons for lease operating expense to be similar to the nine months ended comparisons. DD&A (including impairments)
increased $0.05 to $1.13 per MCFE as a result of overall higher finding costs.

         We re-initiated our stock repurchase program in August 2004. Since that time we have repurchased a total of 489,300 shares of our common stock at an average cost of $33.39 per share. These repurchases were funded from available cash. As of October 29, 2004, we have 2,510,700 shares remaining that may be repurchased under the program.

First Nine Months 2004 Highlights

         NYMEX prices for the first nine months of 2004 averaged $5.83 per MMBtu and $39.11 per barrel, an increase of two percent for gas and 26 percent for oil compared to the same period in 2003. As of September 30, 2004, the NYMEX strip for the remainder of the year was $50.66 per barrel for oil and $6.63 per MMBtu for gas. The NYMEX strip for 2005 was $45.24 per barrel for oil and $6.89 per
MMBtu for gas.

         Net income for the nine months ended September 30, 2004, was $65.9 million or $2.05 per diluted share compared to the 2003 results of $65.5 million or $1.93 per diluted share before the cumulative effect of change in accounting principle of an additional $5.4 million or $0.15 per diluted share of income.
Production decreased 4 percent to 55.5 BCFE on a comparative nine-month basis due to the natural decline in existing production and delays in bringing new wells on-line. Compared to the same period a year earlier, our average realized price increased nine percent to $5.25 per MCFE. Lease operating expense unit costs (including taxes) increased $0.08 to $1.26 per MCFE primarily due to increased production taxes due to higher sales prices and additions of higher cost properties in our Rocky Mountain region. General and administrative expense increased $0.03 to $0.30 per MCFE due to a 5% increase in actual general and administrative cost coupled with the 4% decrease in production volumes. DD&A unit costs (including impairments) increased $0.07 to $1.13 per MCFE as a result of higher per unit cost additions.

         Except for our Gulf Coast region, we are seeing a general industry trend of drilling rig shortages in our core areas. These shortages and the increase in steel costs have created an environment of steadily increasing costs for exploration and development drilling. We now anticipate that the cost to drill and complete a well will be approximately 20 percent higher than we budgeted at the beginning of the year in these areas. The cost increases have been included in our capital expenditures budget. In our Gulf Coast region drilling rigs are still available and we are not experiencing cost increases.

         We determined that the expense adjustment related to the estimated future net profits interest bonus plan liability should be presented separately from general and administrative and exploration expense because this liability is calculated based on the estimated net cash flows not yet realized from the future production of oil and gas and as such are not current expenses like general and administrative or exploration expense. This reclassification has the effect of reducing previously reported general and administrative expense and exploration expense to include only those amounts that relate to realized periodic oil and gas production. The analyses throughout this report reflect this change for all periods presented. For the quarter ended September 30, 2004, the expense related to the change in the estimated liability for this plan increased to $7.5 million from $709,000 for the comparable quarter of 2003. The expense for the nine months ended September 30, 2004, increased to $14.0 million compared to $2.4 million in 2003. These increases are due to the performance of individual pools, the effect of a higher price environment, and the application of lower discount rates.

         Net cash provided by operating activities was $157.1 million, up 4 percent from the $150.9 million provided in 2003. This positive cash flow trend is expected to continue as prices remain relatively higher and we continue to control our operating costs.

         In May 2004 our stockholders approved the restricted stock plan, and we issued 232,861 restricted stock units on June 30, 2004. These grants vest 25%
immediately and 25% on each of the first three anniversary dates. The shares of our common stock underlying the restricted stock units will be issued, and all restrictions will lapse on June 30, 2007. We have recorded $3.0 million of compensation expense through September 2004. The remaining expense of $5.3 million is recorded in deferred stock-based compensation and will be recognized over the remaining vesting periods.

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
Including shares purchased under our share repurchase program, net expenditures for repurchased shares of common stock through September 30, 2004, are $35.7 million.

Outlook for the Remainder of 2004

         Over the remainder of 2004, we will continue to execute our business plan, which includes:

o        Capital expenditures budget revised to a total of $292 million. Of this amount, $225 million is allocated to exploration and development drilling with the remainder allocated to acquisitions. The revised exploration and development drilling portion includes adjustments for both general cost increases we are experiencing and our participation in the drilling of additional wells. A table of budgeted amounts by core area is detailed under the caption Capital Expenditure Budget.
         Through September 2004 we have closed $6.6 million of acquisitions. We announced in October that we have executed separate agreements to acquire, in three separate transactions, a total of $97.5 million of oil and gas properties for cash. We are scheduled to close two of the transactions in the fourth quarter totaling $60.4 million. The remaining $37.1 million acquisition is scheduled to close on
         January 5, 2005. Closing of these acquisitions is subject to the completion of customary due diligence. We anticipate funding these acquisitions with cash on hand and funds available under our existing credit facility.

o        We expect the third quarter production increase to continue into the fourth quarter. We attribute our estimate of future production to improved drilling results from expected completion activity for the rest of 2004 supplemented slightly by our recently announced acquisitions.

o        Our Hanging Woman Basin coalbed methane project is slightly behind our original schedule. We previously planned to complete 108 wells in
         Wyoming in 2004. However, permitting on Federal land has been slower than expected. We anticipate that these permits will be issued in the spring of 2005. We anticipate that 27 Federal well permits will be approved in November bringing the total number of completed wells to 69 at year-end, 37 of which have been drilled as of October 20, 2004. Of the originally scheduled 108 wells, 19 wells have been combined with deeper zones using multi-seam completions to provide operational enhancements. The high-pressure pipeline to connect these wells to the main trunk line is currently under construction and is on schedule to be completed by December 1, 2004. Although we may have some moderate production in December 2004, we expect more meaningful volumes of natural gas to begin producing in 2005.

A Quarter and Nine-Month Overview of Selected Reserve, Production and Financial
Information, Including Trends:

Selected Operations Data (In Thousands, Except Price and Per MCFE Amounts):
--------------------------------------------------------------------------
                                            Three Months Ended     % of                 Nine Months Ended    % of
                                               September 30,       Change             September 30,          Change
                                          ------------------------ Between      ---------------------------- Between
                                             2004          2003    Periods         2004            2003      Periods
                                          -----------    --------- -------      ------------    ------------ -------
Net Production Volumes
----------------------
Natural Gas (Mcf)                             11,531       12,378                   34,214          37,696
Oil (Bbl)                                      1,245        1,147                    3,547           3,352
MCFE                                          19,000       19,262      (1)%         55,494          57,808       (4)%

Average Daily Production
------------------------
Natural Gas (Mcf per day)                        125          135                      125             138
Oil (Bbls per day)                                14           13                       13              12
MCFE per day (6:1)                               207          209      (1)%            203             212       (4)%

Oil & Gas Production Revenues
---------------------------------
Gas Production                            $   61,031     $ 56,134               $  181,172      $  187,715
Oil Production                                42,160       30,280                  110,073         90,521
                                          -----------    ---------              ------------    ------------
Total                                     $  103,191     $ 86,414       19%     $  291,245      $  278,236         5%
                                          ===========    =========              ============    ============

Oil & Gas Production Costs
------------------------------
Lease Operating Expenses                  $   14,663     $ 16,282               $   45,291      $   45,302
Transportation Costs                           2,022        1,751                    5,388           5,082
Production Taxes                               7,478        5,881                   18,600          17,920
                                          -----------    ---------              ------------    ------------
Total                                     $   24,163     $ 23,914        1%     $   69,279      $   68,304         1%
                                          ===========    =========              ============    ============
Average Realized Price, net of hedging
--------------------------------------
Natural Gas (Per Mcf)                     $     5.29     $    4.53      17%     $     5.30      $     4.98         6%
Oil (Per Bbl)                             $    33.87     $   26.39      28%     $    31.04      $    27.01        15%

Per MCFE Data:
--------------
Average Realized Price, net of hedging    $     5.43     $   4.49       21%     $     5.25      $     4.81         9%
Lease Operating Expense                       (0.77)        (0.85)     (9)%          (0.82)          (0.78)        5%
Transportation Costs                          (0.11)        (0.09)      22%          (0.10)          (0.09)       11%
Production Taxes                              (0.39)        (0.31)      26%          (0.34)          (0.31)       10%
General and Administrative                    (0.29)        (0.25)      16%         (0. 30)          (0.27)       11%
                                          -----------    ---------              ------------    ------------
Operating Profit                          $     3.87     $   2.99       30%     $     3.69      $     3.36        10%
                                          ===========    =========              ============    ============
Depletion, Depreciation and Amortization  $     1.13     $   1.08        5%     $     1.13      $     1.06         7%

Financial Information (In Thousands, Except Per Share Amounts):
                                                                                                    % of
                                                                                                   Change
                                                                                                  Between
                                                      September 30, 2004      December 31, 2003   Periods
                                                     ---------------------    ------------------- -------
Working Capital                                      $         2,362          $        3,101          (8)%
Long-Term Debt                                       $        99,767          $      110,696         (10)%
Stockholders' Equity                                 $       434,321          $      390,653           11%

                                                 For the Three Months    % of          For the Nine Months         % of
                                                 Ended September 30,      Change       Ended September 30,        Change
                                               ------------------------- Between   ----------------------------   Between
                                                  2004          2003     Periods        2004            2003      Periods
                                               -----------    ---------- -------   ------------    ------------   -------
Basic Net Income Per Common Share              $   0.79       $   0.44      80%    $     2.27      $      2.28         -%
Diluted Net Income Per Common Share            $   0.71       $   0.41      78%    $     2.05      $      2.08         -%

Basic Weighted-Average Shares Outstanding        28,545         31,529     (9)%        28,982           31,126       (7)%
Diluted Weighted-Average Shares Outstanding      33,186         35,828     (7)%        33,486           35,426       (5)%

Net Cash Provided By Operating Activities                                          $  157,132      $   150,914         4%
Net Cash Used In Investing Activities                                              $ (109,053)     $  (153,648)     (29)%
Net Cash Used In Financing Activities                                              $  (38,218)     $    (1,306)  (2,826)%

         We present the preceding table as a summary of information relating to those key indicators of financial condition and operating performance that we believe to be most important. We present per MCFE information since we use this information to evaluate our performance relative to our peers and to measure trends that we believe require analysis. Our period-to-period comparison of financial results presented later provides additional details for the per MCFE differences between reported periods.

         For the remainder of this year we expect oil and gas production costs will increase compared to prior year amounts. Production taxes will be higher as a percentage of revenue in the remainder of 2004 as a result of the increase in pricing we are experiencing and the timing of the Oklahoma incentive tax credit we recorded in the fourth quarter of 2003. Depreciation, depletion and amortization will likely increase due to the higher costs associated with finding and acquiring crude oil and natural gas. We expect general and administrative expense per MCFE for all of 2004 will also remain fairly consistent relative to the first nine months of 2004.

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

Our Current Credit Facility.

         The calculated borrowing base for our credit facility was increased to
$325.0 million in October 2004 following a normal semi-annual borrowing base review. This determination was based on our June 2004 internal estimate of oil and gas reserves using bank specified pricing. We have elected a commitment amount of $150.0 million under this facility, which results in lower commitment fees payable to the bank syndicate. We believe this commitment level is adequate for our near-term liquidity requirements. We must comply with certain financial and non-financial covenants, and we are in compliance with all of these covenants. Interest and commitment fees are accrued based on the borrowing base utilization percentage. LIBOR-based borrowings accrue interest at LIBOR plus the applicable margin from the utilization table, and Alternate Base Rate borrowings accrue interest at prime plus the applicable margin from the utilization table located in Note 6 of Part I, Item 1 of this report. Commitment fees are accrued on the unused portion of the aggregate commitment amount and are included in interest expense in the consolidated statements of operations. We did not have an outstanding balance on September 30, 2004. Please see Note 6 in Part I, Item
1 of this report.

         We decreased our net borrowings by $11.0 million in the first nine months of 2004 through cash flow from operations. Our weighted-average interest rate paid in 2004 has been 7.1 percent and includes commitment fees paid on the unused portion of the credit facility borrowing base, amortization of deferred financing costs, and amortization of the contingent interest embedded derivative associated with the convertible notes.

Interest Rate Risk.

         Market risk is estimated as the potential change in fair value resulting from an immediate hypothetical one-percentage point parallel shift in the yield curve. On October 3, 2003, we executed interest rate swaps on a total notional amount of $50.0 million of the convertible notes. The sensitivity analysis discussed below presents the hypothetical change in fair value of those financial instruments we held at September 30, 2004, that are sensitive to changes in interest rates. For fixed-rate debt, interest rate changes affect the fair market value but do not impact results of operations or cash flows.
Conversely, interest rate changes for floating-rate debt generally do not affect the fair market value but do impact future results of operations and cash flows, assuming other factors are held constant. Giving consideration to the interest rate swaps, we had floating-rate debt of $50.0 million and had $50.0 million of fixed-rate debt at September 30, 2004. Assuming constant debt levels, the cash flow impact for the remainder of the year resulting from a one-percentage point change in interest rates would be approximately $125,000 before taxes. The results of operations impact might be less than this amount as a direct effect of the capitalization of interest to wells drilled during the year. In prior years when our debt amount was at a reduced level we capitalized a larger percentage of our interest expense. Since we cannot predict the exact amount that would be capitalized, we cannot predict the exact effect that a one-percentage point shift would have on the results of operations.

Uses of Cash

         We use cash for the acquisition, exploration and development of oil and gas properties and for the payment of debt obligations, trade payables and stockholder dividends. In the first nine months of 2004 we spent $133.9 million on capital development and a net $35.7 million to acquire shares of our common stock using cash flows from operations and debt financing. We decreased outstanding borrowings on our credit facility by $11.0 million, and we made net cash payments of $14.8 million for income taxes and $1.4 million for dividends.

         The following table presents amounts and percentage changes between the nine-month periods ended September 30, 2004 and 2003 for our operating, investing and financing activities. The analysis following the table should be read in conjunction with our consolidated statements of cash flows in Part I,
Item 1 of this report.

                                                 Amount of Change          Percent Change
                                                    2004/2003              Between Periods
                                              -----------------------  ------------------------                                                       -----------------------     ------------------------
Net cash provided by operating activities          $         6,218                  4%
Net cash used in investing activities              $        44,595               (29)%
Net cash  used in financing activities             $       (36,912)           (2,826)%

Analysis of cash flow changes between the nine months ended September 30, 2004 and 2003.

         Operating Activities. Sources of cash flow from oil and gas sales increased by $10.0 million from the period ended September 30, 2003 to the period ended September 30, 2004. This was a result of price increases that offset a net production decrease between the comparative periods. Cash expenditures for operating expenses, exploration expenses and general and administrative expenses decreased by $6.3 million between the two periods and were partially offset by a $3.8 million dollar decrease in cash received from other revenue items. Prepaid expenses and other also increased for the 2004 period, but decreased during the respective period of 2003 resulting in a $6.2 million negative impact to cash flows from operating activities and resulted in that amount of offset to the positive increases.

         Investing Activities. The decrease in net cash used resulted from lower acquisition activity in 2004, noting that the Flying J acquisition occurred in the first quarter of 2003. This decrease is offset by the $46.1 million increase in drilling expenditures in 2004 over 2003. Total 2004 capital expenditures, including acquisitions of oil and gas properties, decreased $22.5 million or 14 percent to $133.9 million compared to $156.5 million in 2003. An additional
$21.5 million of the decrease relates to expiration of the restriction period for funds held for tax-deferred exchange of oil and gas properties and net receipts from short-term investments.

         Financing Activities. The $36.9 million increase in cash used in financing activities reflects the net $19.4 million we paid to repurchase our shares from Flying J on February 9, 2004, $16.3 million paid to repurchase shares under our share repurchase plan, and payments against our credit facility. In 2003 we borrowed to fund our acquisition of properties from Flying
J. In 2004 we have paid $11.0 million and reduced our credit facility outstanding balance to zero. In 2004 we also received $7.6 million more of proceeds from stock option exercises as compared to 2003.

         St. Mary had $24.7 million in cash and cash equivalents and had working capital of $2.4 million as of September 30, 2004, compared to $14.8 million in cash and cash equivalents and working capital of $3.1 million as of December 31,
2003.

Capital Expenditure Budget

         Expenditures for exploration and development of oil and gas properties and acquisitions are the primary use of our capital resources. We now anticipate spending approximately $225 million for exploration and development expenditures in 2004. In October 2004 we executed separate agreements to acquire a total of approximately $97.5 million of oil and gas properties for cash. Of this amount,
$60.4 million is expected to close in the fourth quarter of 2004 and $37.1 million is expected to close in January 2005. Anticipated ongoing exploration and development expenditures and budgeted gross wells for each of our core areas are as follows. The timing of drilling and completion of wells is variable and will differ from these estimates.

                                              In millions      Gross well count
                                              -----------      ----------------
         o    Mid-Continent region            $   96.0                   129
         o    Rocky Mountain region               59.7                    92
         o    ArkLaTex region                     27.2                    56
         o    Gulf Coast region                   25.8                    12
         o    Coal Bed Methane                    11.8                    95
         o    Permian Basin region                 4.9                    19
                                              --------
                                              $  225.4
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

                                                               Nine Months Ended September 30,
                                                    ------------------------------------------------------
                                                              2004                         2003
                                                    -------------------------    -------------------------
                                                                       (In thousands)
Development costs                                    $              118,508       $               78,155
Exploration costs                                                    29,037                       26,416
Acquisitions:
     Proved                                                           8,026                       75,844
     Unproved                                                         6,951                        5,476
                                                    -------------------------    -------------------------
Total including asset retirement obligation          $              162,522       $              185,891
                                                    =========================    =========================

         We are proceeding with the development of coalbed methane reserves in our Hanging Woman Basin project. We have 155,000 net lease acres in the basin and are concentrating our initial development on 80,000 net acres located in
Wyoming. Outstanding legal challenges filed by environmental public interest groups affect 47,000 net acres in Montana relating to this project. See Legal
Proceedings under Part II, Item 1 of this report.

         We believe that internally generated cash flow and our credit facility will be utilized to fund our capital expenditures budget in 2004 and for identified acquisitions expected to close in 2004 and 2005. The amount and allocation of future capital and exploration expenditures will depend upon a number of factors including the number and size of available acquisition opportunities, whether we can make an economic acquisition, and our ability to assimilate acquisitions we are considering. Also, the impact of oil and gas prices on investment opportunities, the availability of capital and borrowing capability, and the success of our development and exploratory activity could lead to funding requirements for further development.

Financing Alternatives

         We continue to see that the debt and equity financing capital markets remain very attractive to energy companies who operate in the exploration and production segment. This is a result of strong commodity prices and the general strength reflected in the balance sheets of the companies in this segment. As our current cash balance and debt availability are significant, we are not currently considering accessing the capital markets in 2004. However, if additional development or attractive acquisition opportunities arise that exceed our currently available resources, we may consider other forms of financing, including the public offering or private placement of equity or debt securities as well as expanding our borrowing availability under traditional secured bank financing.

Sensitivity Analysis

         There has been no material change to the natural gas and crude oil price sensitivity analysis previously disclosed. Please see the corresponding section under Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2003.

Summary of Oil and Gas Production Hedges in Place

         Our net realized oil and gas prices are impacted by hedges we have placed on future forecasted transactions. We have historically entered into hedges of existing production around the time we make acquisitions of producing oil and gas properties. Our intent is to lock in a significant portion of an equivalent amount of existing production to the prices we used to evaluate the risked economics of our acquisition. We are also hedging a small percentage of our forecasted production on a discretionary basis.

         Note 7 of the Notes to Consolidated Financial Statements (Unaudited)
contained in Part I, Item 1 of this report contains important information about our oil and gas derivative contracts including the volumes and average contract prices of hedges we currently have in place and have entered into through
October 29, 2004, and Note 7 is incorporated herein by reference. We anticipate that all hedge transactions will occur as expected.

         For contracts in place on September 30, 2004, a hypothetical change of
10 percent in future gas strip prices representing a $0.65 increase per MMBtu applied to a notional amount of 3.9 million MMBtu covered by natural gas swaps and 955,000 MMBtu covered by natural gas collars would cause a change in hedge gain or loss included in gas revenue of $1.7 million in 2004 and $849,000 in
2005. A hypothetical change of 10 percent in the future NYMEX strip oil prices representing a $4.43 increase per Bbl applied to a notional amount of 1.6 MMBbl covered by crude oil swaps would cause a change in hedge gain or loss included in oil revenue of $2.9 million in 2004, $2.3 million in 2005, $1.1 million in
2006, and $923,000 in 2007. Oil and gas derivatives tend to make our earnings less sensitive to movements in commodity price and were factored into this analysis of sensitivity.

Summary of Interest Rate Hedges in Place

         We entered into fixed-to-floating interest rate swaps on $50.0 million of convertible notes on October 3, 2003. We attempt to maintain a balanced allocation between fixed and floating rate debt. As our usage of the credit facility at that time was nearing zero, we elected to exchange fixed rate payments for floating rate payments on a portion of the interest on our convertible notes. This hedge does not qualify for fair value hedge treatment under Statement of Financial Accounting Standards No. 133, "Accounting for
Derivative Instruments and Hedging Activities." Excluding accrued payments due to us at September 30, 2004, the interest rate swaps had a fair value liability of $163,000. Derivative loss in the consolidated statements of operations for the nine months ended September 30, 2004, includes $58,000 of loss related to the fair value liability increase. We anticipate that interest expense in the fourth quarter of 2004 will increase relative to the first three quarters as we access our credit facility to close acquisitions.

Schedule of Contractual Obligations

         The following table summarizes our future estimated debt payments and minimum lease payments for the periods specified (in millions):

                                          Less than                                   More than 5
Contractual Obligations                    1 year       1-3 years      3-5 years         years          Total
--------------------------------------   ----------    -----------    -----------    ------------    ----------

Long-Term Debt Principal and Interest     $   6.3       $  109.4       $       -      $        -       $ 115.7
Operating Leases                              2.8            3.0             2.2             3.0         11.0
Other Long-Term Liabilities                     -            2.7             0.2             0.6          3.5
                                         ----------    -----------    -----------    ------------    ----------
Total                                     $   9.1       $  115.1       $     2.4      $      3.6      $ 130.2
                                         ==========    ===========    ===========    ============    ==========

         This table excludes the unfunded portion of our estimated pension liability of $2.4 million as we cannot determine with accuracy the timing of future payments. The table also excludes estimated payments associated with our net profits interest bonus plan. Although we record a liability for the estimated future payments, we are not able to precisely predict the timing of these amounts. We have excluded asset retirement obligations for the same reason. Pension liabilities and asset retirement obligations are discussed in
Note 8 and Note 9, respectively, of Part IV, Item 15 of our Annual Report on
Form 10-K for the year ended December 31, 2003, and also in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

         Our projected requirements for cash to pay interest and dividends for the remainder of 2004 are $112,000 and $1.4 million, respectively. We anticipate making cash payments for income taxes, dependent on net income and capital spending.

Off-Balance Sheet Arrangements

         Aside from operating leases we do not have any off-balance sheet financing nor do we have any unconsolidated subsidiaries.

Critical Accounting Policies and Estimates

         We refer you to the corresponding section of our Annual Report on Form
10-K for the year ended December 31, 2003.

Additional Comparative Data in Tabular Form:
                                                                 Change Between the          Change Between the
                                                                 Three Months Ended           Nine Months Ended
                                                                 September 30, 2004          September 30, 2004
Oil and Gas Production Revenues                                       and 2003                    and 2003
-------------------------------                               -----------------------    --------------------------
Increase in oil and gas production revenues (in thousands)      $           16,777         $             13,009

Components of Revenue Increases (Decreases):

Natural Gas
Realized price change per Mcf                                   $             0.76         $               0.32
Realized price change percentage                                               17%                           6%
Production change (MMcf)                                                     (847)                      (3,482)
Production change percentage                                                  (7)%                         (9)%

Oil
Realized price change per Bbl                                   $             7.48         $               4.03
Realized price change percentage                                               28%                          15%
Production change (MBbl)                                                        98                          195
Production change percentage                                                    9%                           6%

Our product mix as a percentage of total oil and gas revenue and production:
                                          Three Months Ended September 30,         Nine Months Ended September 30,
                                        -------------------------------------    -------------------------------------
Revenue                                       2004                2003                 2004                2003
-------                                 -----------------    ----------------    -----------------    ----------------
Natural Gas                                   59%                  65%                 62%                  67%
Oil                                           41%                  35%                 38%                  33%
Production
Natural Gas                                   61%                  64%                 62%                  65%
Oil                                           39%                  36%                 38%                  35%

Information regarding the effects of oil and gas hedging activity:

                                             Three Months Ended September 30,           Nine Months Ended September 30,
                                          ----------------------------------------    -------------------------------------
Natural Gas Hedging                             2004                  2003                  2004                 2003
-------------------                       ------------------    ------------------    ------------------    ---------------
Percentage of gas production hedged                   24%                    44%                  25%                 38%
Natural gas MMBtu hedged                      3.0 million            6.0 million          9.6 million        15.7 million
Decrease in gas revenue                    ($3.4 million)         ($1.9 million)      ($10.5 million)     ($11.8 million)
Average realized gas price per Mcf
        before hedging                    $          5.59       $           4.69     $           5.61     $          5.29
Average realized gas price per Mcf
        after hedging                     $          5.29       $           4.53     $           5.30     $          4.98

Oil Hedging
-----------
Percentage of oil production hedged                   43%                    55%                   43%                 57%
Oil volumes hedged (MBbl)                             530                    636                 1,512               1,898
Decrease in oil revenue                    ($9.9 million)         ($2.6 million)       ($22.5 million)      ($7.8 million)
Average realized oil price per Bbl
        before hedging                    $         41.84       $          28.66     $           37.40    $          29.33
Average realized oil price per Bbl
        after hedging                     $         33.87       $          26.39     $           31.04    $          27.01

Information regarding the components of exploration expense:
                                                         Three Months Ended                 Nine Months Ended
                                                            September 30,                     September 30,
                                                   --------------------------------    -------------------------------
Summary of Exploration Expense (in millions)           2004              2003              2004             2003
--------------------------------------------       --------------    --------------    -------------    --------------
Geological and geophysical expenses                $         3.2     $        0.7      $        5.3     $        4.4
Exploratory dry holes                                        1.3              6.4               2.5              7.5
Overhead and other expenses                                  4.4              2.8              12.3              8.4
                                                   --------------    --------------    -------------    --------------
                                                   $         8.9     $        9.9      $       20.1     $       20.3
                                                   ==============    ==============    =============    ==============

Comparison of Financial Results and Trends between the Quarters ended
September 30, 2004 and 2003

         Oil and gas production revenues. Average net daily production decreased one percent to 206.5 MMCFE for the quarter ended September 30, 2004 compared with 209.4 MMCFE for the quarter ended September 30, 2003. Wells completed in
2003 and 2004 combined with wells from acquisitions in 2003 and 2004 have added revenue of $21.2 million and average net daily production of 27.1 MMCFE in 2004 compared to 2003. These increases are offset by natural declines in production from older properties and 3.8 MMCFE per day of 2003 production from properties that were sold in 2003.

         Oil and gas production expenses. Total production costs were relatively flat between the quarters. Wells completed in 2003 and 2004 combined with wells from acquisitions in 2003 and 2004 added $1.8 million of incremental production costs in 2004 that were not reflected in 2003. Production costs from properties sold in 2003 totaled $995,000 in 2003 that were not reflected in 2004. We experienced an increase in production taxes consistent with an increase in revenue from crude oil.

         Total oil and gas production costs per MCFE increased $0.02 to $1.27 for 2004, compared with $1.25 for 2003. This increase is comprised of the following:

         o        A $0.07 increase in production taxes due to higher revenue from crude oil in our Rocky Mountain region;
         o        A $0.02 increase in production taxes due to higher revenue from natural gas prices;
         o        A $0.01 increase in transportation costs;
         o        A $0.05 decrease reflecting general decreases in LOE per MCFE primarily related to our Rocky Mountain and Permian regions;
                  and
         o        A $0.03 overall decrease in LOE relating to workover charges.

         Change in net profits interest bonus plan liability. This expense is the change in the net present value of estimated future incentive compensation payments to be made to plan participants under the computational provisions of the plan. The increase in the estimated liability resulted in expense of $7.5 million for the three months ended September 30, 2004 compared to $709,000 for the same three months of 2003. The increase is a result of higher production prices and lower discount rates used in the calculation.

          General and administrative. General and administrative expenses increased 14% or $669,000 to $5.5 million for the quarter ended September 30,
2004 compared to $4.8 million for the quarter ended September 30, 2003. The increase in expense on a per MCFE basis of $0.04 reflects a 14% increase in cost and reflects lower volumes in 2004.

         The increase in our employee count from June of 2003 to September of
2004 has resulted in an increase in general and administrative expense of
$798,000 between the third quarter of 2004 and the third quarter of 2003. That increase, plus a $342,000 increase in fees that are directly related to
Sarbanes-Oxley compliance, other increases in professional fees of $267,000 and a $709,000 increase in expense associated with our incentive compensation plans were offset by a $1.6 million increase in the amount of general and administrative expense we allocated to exploration expense. The increase in expense associated with our incentive compensation plans results from $865,000 of expense we recorded for restricted stock units offset by a $196,000 decrease in accruals under our cash bonus plans.

         Interest expense. Interest expense decreased by $362,000 to $1.5 million for 2004 compared to $1.8 million for 2003. The decrease reflects the benefit of the interest rate swaps that we entered into on October 3, 2003, and decreased average borrowings under our credit facility in 2004 relative to the prior year.

         Income taxes. Income tax expense totaled $12.6 million for the third quarter of 2004 and $8.8 million for the third quarter of 2003, resulting in effective tax rates of 35.8 % and 38.8%, respectively. The effective rate change from 2003 reflects percentage depletion and other permanent differences as well as changes in the composition of the highest marginal state tax rates as a result of acquisition and drilling activity. The cumulative effect of the change in marginal state tax rates that we recorded in the third quarter of 2004 was a result of filing our 2003 income tax returns and evaluating the impact on future temporary difference reversals. Changes in the effect of percentage depletion and other permanent items also impact the two periods differently, although on a much smaller scale.

         On October 22, 2004, the President signed the "American Jobs Creation
Act of 2004". This new law provides for sweeping restructuring of business taxes. We are currently evaluating the impact that this new law will have on St.
Mary.

Comparison of Financial Results and Trends between the nine months ended
September 30, 2004 and 2003

         Oil and gas production revenues. Average net daily production decreased four percent to 202.5 MMCFE for the nine months ended September 30, 2004 compared with 211.8 MMCFE for the nine months ended September 30, 2003. Wells completed in 2003 and 2004 combined with wells from acquisitions in 2003 and
2004 have added revenue of $65.6 million and average net daily production of
35.7 MMCFE in 2004 compared to 2003. These increases are offset by natural declines in production from older properties and 4.1 MMCFE per day of 2003 production from properties that were sold in 2003.

         Gain on sale of proved properties. In 2004 we finalized sales of properties sold in 2003 and recognized $1.6 million additional gain.

         Other revenue. The nine months ended September 30, 2003 included $3.6 million from proceeds of a litigation settlement.

         Oil and gas production expenses. Total production costs remained flat between the respective periods. Wells completed in 2003 and 2004 combined with wells from acquisitions in 2003 added $6.7 million of incremental production costs in 2004 that were not reflected in 2003. Production costs from properties sold in 2003 totaled $2.6 million in 2003 that were not reflected in 2004.
Additionally, we experienced an increase in production taxes consistent with an increase in revenue from crude oil, but those amounts were offset by a June 2004 accrual of $3.1 million in state severance tax incentive credits.

         Total oil and gas production costs per MCFE increased $0.08 to $1.26 for 2004, compared with $1.18 for 2003. This increase is comprised of the following:

         o        A $0.06 increase in production taxes due to higher revenue from crude oil in our Rocky Mountain region;
         o        A $0.03 increase in production taxes due to higher revenue from natural gas prices;

         o        A $0.01 increase in transportation costs;
         o        A $0.04 increase in LOE that reflects our additions of higher cost oil properties in our Rocky Mountain region through our acquisitions from Burlington and Flying J; and
         o        A $0.06 decrease in our Mid-Continent region production taxes resulting from the severance tax incentive credit accrual.

         Change in net profits interest bonus plan liability. This expense increased $11.6 million to $14.0 million for the nine months ended September 30,
2004 compared to $2.4 million for the same nine months of 2003. The amount recorded is reflective of sustained oil and gas price increases that are currently increasing the amounts we expect to pay out under the net profits interest bonus plan. Adjustments to the liability are subject to estimation and may change dramatically from quarter to quarter based on assumptions used for reserve quantities, commodity pricing, discount rates and costs.

         General and administrative. General and administrative expenses increased five percent or $830,000 to $16.5 million for the nine months ended
September 30, 2004, compared with $15.6 million for the respective 2003 timeframe. The increase in cost on a per MCFE basis of $0.03 reflects the effect of the five percent increase in general and administrative expense and a four percent decrease in production between the respective periods.

         The increase in employee count has resulted in an increase in general and administrative expense of $3.4 million between the first nine months of 2004 and the first nine months of 2003. We also experienced an $858,000 increase in fees that are directly related to Sarbanes-Oxley compliance and $680,000 of increases in other professional fees. Those increases were offset by a $250,000 decrease in expense associated with our incentive compensation plans and a $4.0 million increase in the amount of general and administrative expense we allocated to exploration expense. The decrease in expense associated with our incentive compensation plans results from a $1.4 million decrease in cash payments under our net profits interest bonus plan and a $1.8 million decrease in accruals under our cash bonus plan that reflects the production decline we have experienced in 2004. The impact of these two items is reduced by the $3.0 million of expense we recorded related to our June 30, 2004 restricted stock unit issuance. The increase in general and administrative expense allocated to exploration expense reflects our increase in skilled technical staff from early
2003 to date. The technical staff was increased in order to integrate our acquisitions from 2002 and 2003 and to implement an increased drilling budget in
2004. The budget increase results from new projects identified from these acquisitions as well as other new drilling projects and discoveries during that timeframe.

         Interest expense. Interest expense decreased by $1.9 million to $4.5 million for 2004 compared to $6.4 million for 2003. The decrease reflects the benefit of the interest rate swap that we entered into on October 3, 2003 and decreased average borrowings under our credit facility in 2004 relative to the prior year.

         Income taxes. Income tax expense totaled $39.1 million for the first nine months of 2004 and $41.5 million for the first nine months of 2003, resulting in effective tax rates of 37.2 % and 38.8%, respectively. The effective rate change from 2003 reflects percentage depletion and other permanent differences as well as changes in the composition of the highest marginal state tax rates as a result of acquisition and drilling activity.

         The current portion of the income tax expense in 2004 is $15.5 million compared to $25.9 million in 2003. These amounts are 40 percent and 62 percent of the total tax for the respective periods. We increased our 2004 budget for drilling expenditures over 2003 amounts, and revenues are projected for only a slight increase in 2004 over 2003. We continue to believe that current taxable income and the resulting current portion of income tax as a percentage of total income tax will be lower in 2004 than it was in 2003.

Accounting Matters

         We recognized a $5.4 million gain net of income tax in 2003 from the adoption of SFAS No. 143 effective January 1, 2003.

         We refer you to Note 9 of Part I, Item 1 of this Quarterly Report on
Form 10-Q for additional information.

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
         o        business strategies,
         o        expansion and growth of operations,
         o        recent legal developments, and
         o        other similar matters.

These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including such factors as the volatility and level of oil and natural gas prices, unexpected drilling conditions and results, the risks of various exploration strategies, production rates and reserve replacement, the imprecise nature of oil and gas reserve estimates, drilling and operating service availability and risks, uncertainties in cash flow, the financial strength of hedge contract counterparties, the availability of economically attractive exploration, development and property acquisition opportunities, financing requirements, expected acquisition benefits, the pending nature of certain reported acquisition transactions in this report and the ability to complete the transactions, competition, litigation, environmental matters, the potential impact of government regulations, and other matters discussed in the "Risk Factors" section of our 2003 Annual Report on Form 10-K.
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

ITEM 4.  CONTROLS AND PROCEDURES

         We maintain a system of disclosure controls and procedures that are designed for the purposes of ensuring that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive
Officer and the Vice President - Finance, as appropriate, to allow timely decisions regarding required disclosure.

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

         As previously reported, Nance Petroleum Corporation, a wholly owned subsidiary, is named along with several other leaseholders and interested parties as an additional co-defendant in a lawsuit that was originally filed in the U.S. District Court for the District of Montana on June 12, 2001. The
plaintiff, the Northern Plains Resource Council, Inc., an environmental public interest group, sued the U.S. Bureau of Land Management, the U.S. Secretary of
the Interior, the Montana BLM State Director and Fidelity Exploration &
Production Company. The lawsuit seeks the cancellation of all federal leases related to coalbed methane development in Montana issued by the BLM since
January 1, 1997. This cancellation is sought primarily on the grounds of an alleged failure of the BLM to comply with federal environmental laws. NPRC alleges that the environmental impacts of coalbed methane development were not properly analyzed before the challenged leases were issued. The Montana portion of our Hanging Woman Basin coalbed methane project contains approximately 74,000 total net acres. The lawsuit potentially affects approximately 47,000 net acres that are subject to federal leases. Based on information presently available, we believe that the BLM complied with the applicable environmental laws, and the
District Court agreed by granting the defendants' motion for summary judgment in
December 2003. The court held that the issuance process regarding the federal leases in question complied with the applicable environmental laws. The plaintiff appealed this decision, and the Ninth Circuit Court of Appeals affirmed the decision of the trial court on August 26, 2004. Plaintiff has filed a petition for rehearing that is now pending before the Ninth Circuit. The Court has not ruled on whether it will grant this petition. Notwithstanding our success in the lower court and the appellate court, there is no assurance as to the ultimate outcome of the lawsuit, and therefore, there is no assurance that it will not adversely affect our coalbed methane project. Even if the federal leases in Montana become unavailable, we are proceeding with this project on non-federal leases in Wyoming, and we anticipate acquiring additional non-federal leases in Montana and Wyoming.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(e)      The following table provides information about purchases by the Company during the quarter ended September 30, 2004, of shares of the Company's common stock, which is the sole class of equity securities registered by the Company pursuant to Section 12 of the Exchange Act.

                               ISSUER PURCHASES OF EQUITY SECURITIES
     ---------- ----------------- ------------------- --------------------- --------------------
                (a) (b) (c) (d)
                                                      Total Number of       Maximum Number of
                                                      Shares Purchased as   Shares that May Yet
                Total Number of                       Part of Publicly      Be Purchased Under
                Shares Purchased  Average Price Paid  Announced Program (1) the Program (1)
     Period                       per Share
     ---------- ----------------- ------------------- --------------------- --------------------
     07/01/04 -        - 0 -             $ - 0 -              - 0 -                990,100
     07/31/04
     ---------- ----------------- ------------------- --------------------- --------------------
     08/01/04 -       413,000            $ 33.24             413,000              2,587,000
     08/31/04
     ---------- ----------------- ------------------- --------------------- --------------------
     09/01/04 -       76,300             $ 34.21             76,300               2,510,700
     09/30/04
     ---------- ----------------- ------------------- --------------------- --------------------
     Total:           489,300            $ 33.39             489,300              2,510,700
     ---------- ----------------- ------------------- --------------------- --------------------

     (1) In August 2004 the Company's Board of Directors approved an increase in the number of shares that may be repurchased under the original authorization approved in August of 1998 to 3,000,000 as of the effective date of the resolution. St. Mary had not made any repurchases under the program since 2001. The shares may be repurchased from time to time in open market transactions or privately negotiated transactions, subject to market conditions and other factors, including certain provisions of St. Mary's existing bank credit facility agreement and compliance with securities laws. Stock repurchases may be funded with existing cash balances, internal cash flow and borrowings under St. Mary's bank credit facility. The stock repurchase program may be suspended or discontinued at any time.

         The payment of dividends and stock repurchases are subject to covenants in our bank credit facility, including the requirement that we maintain certain levels of stockholders' equity and the limitation of our annual dividend rate to no more than $0.20 per share.

ITEM 5.  OTHER INFORMATION

                  On August 3, 2004, the Audit Committee of the Board of
         Directors of St. Mary approved in advance certain non-audit services to be performed by Deloitte & Touche LLP, St. Mary's independent auditor. These non-audit services are to perform corporate income tax compliance services.

ITEM 6.  Exhibits

         The following exhibits are furnished as part of this report:

         Exhibit   Description
         -------   -----------

         10.1*     Second Amendment to Credit Agreement dated September 20, 2004 among St. Mary Land & Exploration Company, Wachovia Bank,
                   National Association as Issuing Bank and Administrative
                   Agent, and the Lenders party thereto
         10.2*     Third Amendment to Credit Agreement dated October 20, 2004 among St. Mary Land & Exploration Company, Wachovia Bank,
                   National Association as Issuing Bank and Administrative
                   Agent, and the Lenders party thereto
         10.3*     Form of Restricted Stock Unit Award Memorandum under the St.
                   Mary Land & Exploration Company Restricted Stock Plan
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

                       ST. MARY LAND & EXPLORATION COMPANY

November 4, 2004       By:   /s/ MARK A. HELLERSTEIN
                             ------------------------------------------
                             Mark A. Hellerstein
                             President and Chief Executive Officer

November 4, 2004       By:   /s/ DAVID W. HONEYFIELD
                             ------------------------------------------
                             David W. Honeyfield
                             Vice President - Finance, Secretary
                             and Treasurer

November 4, 2004       By:   /s/ GARRY A. WILKENING
                             ------------------------------------------
                             Garry A. Wilkening
                             Vice President - Administration and
                             Controller