Form 10-K
period 2004-12-31
ST MARY LAND & EXPLORATION CO
filed 2005-02-25
CIK 893538

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
[ x ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
      Act of 1934
                  For the fiscal year ended December 31, 2004
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

The  aggregate  market  value of  28,070,421  shares  of  voting  stock  held by non-affiliates  of the  registrant,  based  upon the  closing  sale price of the common stock on June 30, 2004,  the last business day of the  registrant's  most recently completed second fiscal quarter, of $35.65 per share as reported on the
New York Stock Exchange was $1,000,710,509.  Shares of common stock held by each director and executive officer and by each person who owns 10 percent or more of the outstanding  common stock or who is otherwise  believed by the Company to be in a control position have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 15, 2005, the  registrant  had 28,798,362  shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain  information  required  by Items  10,  11,  12, 13 and 14 of Part III is incorporated  by reference from portions of the  registrant's  definitive  proxy statement relating to its 2004 annual meeting of stockholders to be filed within
120 days after December 31, 2004.

================================================================================

                                TABLE OF CONTENTS
                                -----------------

ITEM                                                                        PAGE
----                                                                        ----
                                     PART I

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS..................................................32

ITEM 6.  SELECTED FINANCIAL DATA..............................................34

                                        i

                                TABLE OF CONTENTS
                                -----------------
                                   (Continued)
ITEM                                                                        PAGE
----                                                                        ----

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                  Comparison of Financial Results and Trends
                     Between 2004 and 2003....................................53
                  Comparison of Financial Results and Trends

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK (included with the content of ITEM 7)....................58

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........................58

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE..................................58

ITEM 9A. CONTROLS AND PROCEDURES..............................................58

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...................61

ITEM 11. EXECUTIVE COMPENSATION...............................................61

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.......................61

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................61

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES...............................61

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
         REPORTS ON FORM 8-K..................................................62

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

         o        the Mid-Continent region in western Arkansas, Oklahoma and northern Texas, primarily in the Anadarko and Arkoma basins, with significant activity in the Northeast Mayfield field;

         o        the Rocky Mountain region consisting of the Williston Basin in eastern Montana and western North Dakota and the Powder River,
                  Green River, Wind River and Big Horn basins in Wyoming. The most recent activity in the Rockies includes drilling in the
                  Middle Bakken formations, continued exploration in the Red
                  River formation, and the development of coalbed methane
                  reserves in the Hanging Woman Basin;

         o        the ArkLaTex region that spans northern Louisiana and southern
                  Arkansas, Mississippi and eastern Texas, with the most recent activity drilling horizontal wells in the James and Pettet
                  Limestones;

         o        the Gulf Coast region, including the Judge Digby field and our fee property in St. Mary Parish, Louisiana;

         o        the Permian Basin in eastern New Mexico and western Texas;
                  included in this area is the Parkway Delaware Unit and the
                  East Shugart Delaware Unit in New Mexico.

         As of December 31, 2004, we had estimated proved reserves of approximately 56.6 MMBbl of oil and 319.2 Bcf of natural gas, or a total of
658.6 BCFE with a PV-10 value of $1.5 billion. Of these reserves, 85 percent were proved developed and 52 percent were crude oil. This represents an increase in reserve volumes of 11 percent and a 17 percent increase in PV-10 value from a year earlier. For the year ended December 31, 2004, we produced
75.4 BCFE representing average daily production of 206.0 MMCFE, a two percent decrease from 2003. Our reserve replacement in 2004 was 190 percent of production. Included in the proved reserve total at December 31, 2004 is 9.4
BCFE in our coalbed methane projects in the Hanging Woman Basin and the Atlantic
Rim field.

         We attempt to focus our resources in selected domestic basins where we believe our expertise in geology, geophysics and drilling and completion techniques provides us with competitive advantages. We have assembled a balanced program of low-to-medium-risk development and exploitation projects to provide the foundation for steady growth, including non-conventional gas plays in the
Rocky Mountain region. In 2004 we spent $228.8 million in capital expenditures related to drilling activities, $76.7 million on acquisition of oil and gas properties and $7.9 million on leasing activity.

         We measure and rank our investment decisions based on their risk-adjusted estimated internal rate of return and return on investment. In
2004 all acquisitions were funded with available cash and funding from our revolving credit facility. When we issue stock for the acquisition of properties or a corporate entity, we base our investment decision primarily on the transaction's impact on net asset value per share.

         We divest selected non-core assets when market conditions and prices are attractive, and we will continue to evaluate such opportunities in the future. For example, in 2004 we sold certain oil and gas properties for total proceeds of approximately $2.8 million, resulting in a gain of $1.8 million.

         We seek to develop our existing property base and acquire acreage with additional potential in our core areas. From January 1, 2002, through December
31, 2004, we participated in the drilling or recompletion of 777 gross wells with a success rate of 84 percent. During that same period we added estimated proved reserves of 537.0 BCFE at an average finding cost of $1.38 per MCFE. Our average annual production replacement was 259 percent during this three-year period, and our production has grown from an average daily rate of 150.8 MMCFE per day in 2002 to 206.0 MMCFE per day in 2004. Production in December 2004
averaged 216.7 MMCFE per day.

         As of December 31, 2004, we had an acreage position of 1,969,808 gross
(1,037,522 net) acres of which 1,184,086 gross (722,396 net) acres were undeveloped. Our current leasehold position represents a 2 percent decrease on a gross acre basis and a 5 percent decrease on a net acre basis from 2003. In addition to the leased acreage position, we own 24,914 net acres of fee properties in St. Mary Parish, Louisiana and mineral servitudes representing
14,316 gross (9,514 net) acres in other portions of Louisiana.

         For 2005 we have budgeted capital expenditures of $293 million for ongoing development, exploitation and exploration programs in our core operating areas and $125 million for the acquisition of oil and gas properties.

         Our principal offices are located at 1776 Lincoln Street, Suite 700,
Denver, Colorado 80203, and our telephone number is (303) 861-8140.

Business Strategy

         Our objective is to build stockholder value through consistent economic growth in reserves and production that increase net asset value and earnings per share. The principal elements of our strategy are as follows:

         o        Maintain Focused Geographic Operations. We focus on
                  exploration, development and acquisition activities in five core operating areas where we have built a balanced portfolio of proved reserves, development drilling opportunities,
                  leasehold, and non-conventional gas prospects. We believe that our significant leasehold position is a strategic asset. Our senior technical managers, each possessing over 15 years of industry experience, head up fully-staffed regional technical offices that are supported by centralized administration from our Denver office. We believe that our long-standing presence, our application of technology, our established networks of local industry relationships and our acreage holdings in our core operating areas provide us with a competitive advantage.

         o        Continue Exploitation and Development of Existing Properties.
                  We use our comprehensive base of geological, geophysical,
                  engineering and production experience in each of our core
                  operating areas to source prospects for our ongoing
                  low-to-medium-risk development and exploitation programs. We conduct detailed geologic studies and use an array of
                  technologies and tools including 2-D and 3-D seismic imaging, hydraulic fracturing and reservoir stimulation techniques, horizontal drilling, secondary recovery and specialized
                  logging tools to enhance the potential of our existing
                  properties. In 2004 we participated in the drilling or
                  recompletion of 368 gross wells with an 88 percent success rate.

         o        Make Selective Acquisitions. We make selective acquisitions of oil and gas properties that complement our existing
                  operations, offer economies of scale and provide further
                  development, exploitation and exploration opportunities based on proprietary geologic concepts. We focus on relatively small transactions where we have specialized geologic knowledge or operating experience to enable us to acquire attractively
                  priced properties. In addition, we pursue corporate
                  acquisitions that we believe are accretive and capable of
                  being integrated into the Company. In 2004, we acquired the stock of Goldmark Engineering, Inc., and in early 2005 we
                  completed the acquisition of Agate Petroleum, Inc. Other
                  examples of corporate acquisitions include our 1999 Nance
                  Petroleum Corporation and King Ranch Energy, Inc.
                  acquisitions, both of which were accomplished with the
                  issuance of our common stock. The Flying J Oil & Gas Inc.
                  et al. property acquisition transaction completed in 2003 was not a corporate acquisition. We used a combination of
                  restricted stock, a loan to Flying J and options on our common stock to consummate this transaction. We have budgeted $125 million for acquisitions in 2005.

         o        Control Operations. We believe it is important to control
                  geologic and operational decisions as well as the timing of those decisions. As of December 31, 2004, we operated 69
                  percent of our properties on a reserve volume basis and 66 percent on a PV-10 value basis. We are the operator of
                  properties representing approximately 71 percent of our 2005 capital budget.

         o        Maintain Financial Flexibility. Conservative use of financial leverage has long been a critical element of our strategy. We believe that maintaining a strong balance sheet is a
                  significant competitive advantage that enables us to pursue acquisition and other opportunities, especially in weaker
                  price environments. It also provides us with the financial resources to weather periods of volatile commodity prices or escalating costs. Our debt to total capitalization ratio was
                  22 percent at the end of December 2004.

Significant Developments since December 31, 2003

         o        2004 Acquisition of Oil and Gas Properties. Our total
                  acquisitions of proved and unproved oil and gas properties in
                  2004 were $76.7 million. The two most significant acquisitions were the Goldmark Engineering, Inc. et al. acquisition that closed on November 1, 2004 for $23.3 million and the Border
                  Company et al. acquisition that closed on December 15, 2004 for $37.8 million. The primary asset acquired in the Goldmark transaction was the operations and majority ownership in the
                  Fourbear Field, located in the Big Horn Basin of Wyoming. We anticipate that the development program in this field will be quite active in 2005 and will include infill drilling,
                  recompletion of additional pay zones, workovers and the
                  possible employment of enhanced recovery techniques. The

                  Border Company acquisition primarily included a non-operated interest in the very active Elm Grove Field, located in
                  Northern Louisiana where we expect to participate in numerous development locations.

         o        Coalbed Methane Development. We realized our first commercial production for the Hanging Woman Basin coalbed methane project in 2004. Our total proved reserves at Hanging Woman Basin at the end of 2004 were 8 BCFE. During 2004 we drilled and
                  completed 57 wells. The non-operated pipeline and compression station connecting the wells to the main trunk line became operational in mid-December 2004. The 2005 capital program for the Hanging Woman Basin development is currently budgeted at
                  $24 million. We also participated in a coalbed methane
                  development project at Atlantic Rim in the Green River Basin of Wyoming.

         o        Increase in 2004 Year-End Reserves. Proved reserves increased
                  11 percent to 658.6 BCFE at December 31, 2004, from 593.7 BCFE at December 31, 2003. We added 52 BCFE through acquisitions, primarily in the Rocky Mountain and ArkLaTex regions, and 101
                  BCFE from drilling activities. There were net downward
                  revisions of previous reserves totaling 10 BCFE. These
                  downward revisions were the combination of a 16 BCFE increase resulting from price adjustments and a 26 BCFE decrease due to performance revisions. The 11 percent increase in reserves over last year is net of current year sales of oil and gas properties of 3 BCFE.

         o        Drilling Results. The majority of the reserve additions
                  attributed to drilling operations came from our Rocky Mountain and Mid-Continent regions. The increase in the Rockies can be attributed primarily to continued development of the Middle
                  Bakken play. This is one of the most active plays in the
                  United States. Currently concentrated in Montana, the play is thought to extend into North Dakota. As of year end, we have approximately 181,000 net acres leased in Richland County,
                  Montana, and McKenzie and Billings Counties, North Dakota, of
                  which we believe approximately 74,000 net acres is in the
                  primary trend. The Red River formation continues to result in reserve additions in the Rockies as we take full advantage of
                  3-D seismic to identify multi-pay structures. Mid-Continent reserve additions were primarily from the continued
                  exploitation and development of the Northeast Mayfield area, although the results were less significant than in the prior year. The finding costs resulting from the Mid-Continent area were higher than the Company average as a whole.

         o        Repurchase of Common Stock. In February 2004, we repurchased
                  3,380,818 shares of our common stock from Flying J for a total of $91.0 million. We originally issued these shares to Flying
                  J on January 29, 2003, in connection with our acquisition of oil and gas properties. We also loaned Flying J $71.6 million in connection with the property acquisition. Flying J used the proceeds from the share repurchase to repay the outstanding loan balance. The net $19.4 million difference was funded from our available cash and from borrowings under our credit
                  facility. The amount funded from borrowings under our credit facility was repaid during the second quarter of 2004. In the third quarter of 2004, we re-initiated our stock repurchase program. Since that time we have repurchased a total of
                  489,300 shares of our common stock at an average cost of
                  $33.39 per share. These repurchases were funded from available cash. As of December 31, 2004, the number of additional shares that may be repurchased under the program is 2,510,700.

Major Customers

         During 2004, sales to Tesoro Refining and Marketing accounted for 20 percent of our total oil and gas production revenue. During 2003, sales to BP
America Production Company accounted for 14 percent, sales to Midcoast Energy accounted for 13 percent and sales to Tesoro Refining and Marketing accounted for 11 percent of our total oil and gas production revenue. During 2002, there were no sales to individual customers that accounted for more than 10 percent of our total oil and gas production revenue.

Employees and Office Space

         As of February 15, 2005, we had 256 full-time employees. None of our employees are subject to a collective bargaining agreement, and we consider our relations with our employees to be good. We lease approximately 47,400 square feet of office space in Denver, Colorado, for our executive and administrative offices, of which 9,500 square feet is subleased. We also lease approximately
18,600 square feet of office space in Tulsa, Oklahoma; approximately 11,700 square feet in Shreveport, Louisiana; approximately 13,700 square feet in
Houston, Texas; and approximately 22,200 square feet in Billings, Montana.

Title to Properties

         Substantially all of our working interests are held pursuant to leases from third parties. A title opinion is usually obtained prior to the commencement of drilling operations on properties. We have obtained title opinions or conducted a thorough title review on substantially all of our producing properties and believe that we have satisfactory title to such properties in accordance with standards generally accepted in the oil and gas industry. The majority of the value of our properties is subject to a mortgage under our credit facility, customary royalty interests, liens for current taxes, and other burdens that we believe do not materially interfere with the use of or affect the value of such properties. We perform only a minimal title investigation before acquiring undeveloped leasehold.

Seasonality

         Generally, but not always, the demand and price levels for natural gas increase during the colder winter months and decrease during the warmer summer months. In addition, pipelines, utilities, local distribution companies and industrial users utilize natural gas storage facilities and purchase some of their anticipated winter requirements during the summer, which can lessen seasonal demand fluctuations. Crude oil and the demand for heating oil are also impacted with generally higher prices in the winter. Seasonal anomalies such as mild winters sometimes lessen these fluctuations.

Competition

         The oil and gas industry is intensely competitive. This is particularly so in the acquisition of prospective oil and natural gas properties and oil and gas reserves. We believe that our leasehold position provides the foundation for a strong drilling program. Our competitive position also depends on our geological, geophysical and engineering expertise, and our financial resources.
We believe that the location of our leasehold acreage, our exploration, drilling and production expertise and the experience and knowledge of our management and industry partners enable us to compete effectively in our core operating areas.
Notwithstanding our talents and assets, we still face stiff competition from a substantial number of major and independent oil and gas companies that have larger technical staffs and greater financial and operational resources than we
do. Many of these companies not only engage in the acquisition, exploration, development and production of oil and natural gas reserves, but also have refining operations, market refined products and generate electricity. We also compete with other oil and natural gas companies in attempting to secure drilling rigs and other equipment necessary for drilling and completion of wells. Consequently, drilling equipment may be in short supply from time to time. Currently, access to incremental drilling equipment in certain regions is difficult.

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

         Environmental Regulations. Our operations are subject to numerous existing federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations may require that permits be obtained before drilling commences, restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities, and limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas, including areas containing endangered animal species.
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

Risks Related to Our Business

         Oil and natural gas prices are volatile, and an extended decline in prices would hurt our profitability and financial condition.

         Our revenues, operating results, profitability, future rate of growth and the carrying value of our oil and gas properties depend heavily on prevailing market prices for oil and gas. Any substantial or extended decline in the price of oil or gas would have a material adverse effect on us. It could reduce our cash flow and borrowing capacity, as well as the value and the amount of our oil and gas reserves.

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

         o        worldwide economic conditions;

         o        the availability of transportation facilities;

         o        weather conditions; and

         o        actions of governmental authorities.

         Declines in oil and gas prices would reduce our revenue and could also reduce the amount of oil and gas that we can produce economically and, as a result, could have a material adverse effect on us.

Our future success depends on our ability to replace reserves.

         Our future success depends on our ability to find, develop and acquire oil and gas reserves that are economically recoverable. Our properties produce at a declining rate over time. In order to maintain current production rates we must locate and develop or acquire new oil and gas reserves to replace those being depleted by production. We may do this even during periods of low oil and gas prices. In addition, competition for producing oil and gas properties is intense and many of our competitors have financial and other resources substantially greater than those available to us. Therefore, we may not be able to acquire oil and gas properties that contain economically recoverable reserves or we may not be able to acquire such properties at acceptable prices. Without successful exploration or acquisition activities, our reserves, production and revenues will decline rapidly.

Our producing property acquisitions carry significant risks.

         Successful property acquisitions require an assessment of a number of factors beyond our control. These factors include recoverable reserves, future oil and gas prices, operating costs and potential environmental and other liabilities. These assessments are inexact and their accuracy is inherently uncertain. A customary review of subject properties will not necessarily reveal all existing or potential problems.

         In connection with our acquisitions, we may not be entitled to contractual indemnification for pre-closing liabilities, including environmental liabilities. Normally, we acquire interests in properties on an "as is" basis with limited remedies for breaches of representations and warranties.

o Additionally, significant acquisitions can change the nature of our operations and business depending upon the character of the acquired properties if they have substantially different operating and geological characteristics or are in different geographic locations than our existing properties. To the extent that acquired properties are substantially different than our existing properties, our ability to efficiently realize the expected economic benefits of such transactions may be limited.

We may not be able to successfully integrate future property or corporate acquisitions.

         Integrating acquired properties and businesses involves a number of special risks, including the possibility that management may be distracted from normal business concerns by the need to integrate operations and systems and in retaining and assimilating additional employees. Therefore, we may not be able to realize all of the anticipated benefits of the acquisitions.

Substantial capital is required to replace and grow reserves.

         We make, and will continue to make, substantial expenditures to find, acquire, develop and produce oil and natural gas reserves. Our capital expenditures for oil and gas properties were $313 million for 2004, and we have budgeted total capital expenditures of $418 million in 2005. If oil and gas prices decrease or we encounter operating difficulties that result in our cash flow from operations being less than expected, we may have to reduce the capital we can spend unless we raise additional funds through debt or equity financing.
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

         o        the level of production from existing wells; and

         o        prices of oil and natural gas;

         Issuing equity securities to satisfy our financing requirements could cause substantial dilution to existing stockholders. Debt financing could lead to us being more vulnerable to competitive pressures and economic downturns.

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

         As of December 31, 2004, we had $137 million in outstanding loans, including $100 million outstanding under our 5.75% Senior Convertible Notes due
2022. Our level of debt could have important consequences on our operations, including:

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
                  and

         o        detracting from our ability to successfully withstand a
                  downturn in our business or the economy generally.

         The occurrence of any one of these events could have a material adverse effect on our business, financial condition, results of operations and business prospects.

         We may incur additional debt, including secured debt under our credit facility or otherwise, in order to make future acquisitions or to develop our properties. We may not be able to generate sufficient cash flow to pay the interest on additional debt. Future working capital, borrowings or equity financing may not be available to pay or refinance such debt.

         In addition, our credit facility borrowing base is subject to periodic borrowing base redeterminations. We could be forced to repay a portion of our bank borrowings due to a downward redetermination of our borrowing base. We may not have sufficient funds to make such repayment. If we do not have sufficient funds and are otherwise unable to negotiate renewals of our borrowing or arrange new financing, we may have to sell significant assets. Any such sale could have a material adverse effect on our business and financial results.

We may not be able to obtain credit facility borrowing base redeterminations that adequately meet our anticipated financing needs.

         Our current long-term credit facility with a group of banks has a maximum loan amount of $300 million. The amount actually available from time to time depends on a borrowing base that the lenders periodically redetermine based on the value of our oil and gas properties and other assets. In October 2004 the banks conducted their normal semi-annual borrowing base redetermination that resulted in a borrowing base of $325 million. Since we pay commitment fees based on the unused portion of the borrowing base, we elected to retain a total loan commitment amount under the facility of $150 million to correspond with our projected funding requirements. Our next borrowing base redetermination is scheduled to occur by the end of April 2005. The banks may not agree to a borrowing base redetermination that is adequate for our planned financing requirements.

         Our long term credit facility is scheduled to expire in January 2006.
We anticipate renegotiating the terms of our facility in the first quarter of
2005 to ensure that we have a credit facility in place beyond the current expiry.

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

         The capitalized costs of our oil and gas properties, on a
field-by-field basis, may not exceed the estimated future net cash flows of that field. If capitalized costs exceed future net revenues, we write down the costs of each such field to our estimate of fair market value. Unproved properties are evaluated at the lower of cost or fair market value. This type of charge will not affect our cash flow from operating activities, but it will reduce the book value of our stockholders' equity.

         We review the carrying value of our properties quarterly based on prices in effect as of the end of each quarter or as of the time of reporting our results. Once incurred, a writedown of oil and gas properties is not reversible at a later date even if oil or gas prices increase. St. Mary incurred impairment and abandonment charges on proved and unproved properties of $1.9 million, $4.0 million and $2.4 million in 2004, 2003 and 2002, respectively.

Estimates of oil and gas reserves are not precise.

         This report and other SEC filings by us contain estimates of our proved oil and gas reserves and the estimated future net revenues from those reserves.
Actual results will likely vary from amounts estimated, and any significant negative variance could have a material adverse effect on our future results of operations.

         Reserve estimates are based on various assumptions, including assumptions required by the SEC relating to oil and gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The process of estimating reserves is complex. This process requires significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir. These estimates are dependent on many variables and therefore changes often occur as these variables evolve and commodity prices fluctuate. However, the likelihood of recovery of these reserves is considered more likely than not.

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

         As of December 31, 2004, approximately 15 percent of our estimated proved reserves were proved undeveloped. Estimation of proved undeveloped reserves and proved developed non-producing reserves is nearly always based on volumetric calculations rather than the performance data used to estimate producing reserves. Recovery of proved undeveloped reserves requires significant capital expenditures and successful drilling operations. Production revenues from proved developed non-producing reserves will not be realized until some time in the future. The reserve data assumes that we will make significant capital expenditures to develop our reserves. Although we have prepared estimates of our reserves and the costs associated with these reserves in accordance with industry standards, these estimated costs may not be accurate, development may not occur as scheduled and actual results may not occur as estimated.

         You should not construe the present value of future net reserves, or
PV-10, as the current market value of the estimated oil and natural gas reserves attributable to our properties. Management has based the estimated discounted future net cash flows from proved reserves on prices and costs as of the date of the estimate, in accordance with applicable regulations, whereas actual future prices and costs may be materially higher or lower. For example, values of our reserves as of December 31, 2004, were estimated using a calculated weighted average sales price of $43.45 per barrel of oil (NYMEX) and $6.18 per Mcf of gas
(Gulf Coast spot price). During 2004 our monthly average realized gas prices, excluding the effect of hedging, were as high as $7.27 per Mcf and as low as
$4.90 per Mcf. For the same period our monthly average realized oil prices were as high as $51.21 per Bbl and as low as $32.26 per Bbl. Many factors will affect actual future net cash flows, including:

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

         The prevailing prices of oil and gas also affect the cost of and the demand for drilling rigs, production equipment and related services. The availability of drilling rigs can vary significantly from region to region at any particular time. Although land drilling rigs can be moved from one region to another in response to changes in levels of demand, an undersupply of rigs in any region may result in drilling delays and higher drilling costs for the rigs that are available in that region.

         Another significant risk inherent in our drilling plans is the need to obtain drilling permits from state, local and other governmental authorities.
Delays in obtaining regulatory approvals and drilling permits, including delays which jeopardize our ability to realize the potential benefits from leased properties within the applicable lease periods, the failure to obtain a drilling permit for a well or the receipt of a permit with unreasonable conditions or costs could have a material adverse effect on our ability to explore on or develop our properties.

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

         Oil and gas operations are subject to many risks, including well blowouts, craterings, explosions, uncontrollable flows of oil, natural gas or well fluids, fires, formations with abnormal pressures, pipeline ruptures or spills, pollution, releases of toxic gas and other environmental risks and hazards. If any of these types of events occurs, we could sustain substantial losses.

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
Further, we may elect not to obtain other insurance coverage under circumstances where we believe that the cost of available insurance is excessive relative to the risks presented. Accordingly, we may be subject to liability or may lose substantial portions of certain properties in the event of environmental or other damages. If a significant accident or other event occurs and is not fully covered by insurance, it could have a material adverse effect on our financial condition and results of operations.

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

         In addition, hedging transactions using derivative instruments involve basis risk. Basis risk in a hedging contract occurs when the index upon which the contract is based is more or less variable than the index upon which the hedged asset is based, thereby making the hedge less effective. For example, a
NYMEX index used for hedging certain volumes of production may have more or less variability than the regional price index used for the sale of that production.

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

         From January 1, 2003, to February 15, 2005, the last daily sale price of our common stock reported by the New York Stock Exchange ranged from a low of
$23.83 per share to a high of $49.47 per share. We expect our stock to continue to be subject to fluctuations as a result of a variety of factors, including factors beyond our control. These include:

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

         Our certificate of incorporation and bylaws contain provisions that may have the effect of delaying or preventing a change of control. These provisions, among other things, provide for non-cumulative voting in the election of the
Board of Directors and impose procedural requirements on stockholders who wish to make nominations for the election of Directors or propose other actions at stockholders' meetings. These provisions, alone or in combination with each other and with the rights plan described below, may discourage transactions involving actual or potential changes of control, including transactions that otherwise could involve payment of a premium over prevailing market prices to shareholders for their common stock.

         Under our stockholder rights plan, if the Board of Directors determines that the terms of a potential acquisition do not reflect the long-term value of
St. Mary, the Board of Directors could allow the holder of each outstanding share of our common stock other than those held by the potential acquirer to purchase one additional share of our common stock with a market value of twice the exercise price. This prospective dilution to a potential acquirer would make the acquisition impracticable unless the terms were improved to the satisfaction of the Board of Directors. The existence of the plan may impede a takeover not supported by our board even though such takeover may be desired by a majority of our stockholders or may involve a premium over the prevailing stock price.

Our shares that are eligible for future sale may have an adverse effect on the price of our common stock.

         At February 15, 2005, we had 28,548,362 shares of common stock outstanding. Of the shares outstanding, approximately 28,234,000 shares were freely tradable without substantial restriction or the requirement of future registration under the Securities Act. Also as of that date, options to purchase
2,756,436 shares of our common stock were outstanding, of which 2,152,871 were exercisable. These options are exercisable at prices ranging from $9.25 to
$41.74 per share. In addition, restricted stock units providing for the issuance of up to a total of 227,831 shares of our common stock were outstanding. Sales of substantial amounts of common stock, or a perception that such sales could occur, and the existence of options or restricted stock units to issue shares of common stock at prices that may be below the then-current market price of the common stock could adversely affect the market price of the common stock and could impair our ability to raise capital through the sale of our equity securities.

A director and his extended family may be able to control us.

         Thomas E. Congdon, a director and our former Chairman of the Board, and members of his extended family owned greater than 10 percent of the outstanding shares of our common stock as of February 15, 2005. While no formal arrangements exist, these extended family members could be inclined to act in concert with
Mr. Congdon on matters related to control of St. Mary, including for example the election of Directors or response to an unsolicited bid to acquire St. Mary.
Accordingly, Mr. Congdon and his family may be able to control or influence matters presented to our Board of Directors and stockholders.

We may not always pay dividends on our common stock.

         The payment of future dividends remains in the discretion of the Board of Directors and will continue to depend on our earnings, capital requirements, financial condition and other factors. In addition, the payment of dividends is subject to covenants in our credit facility, including the requirement that we maintain certain levels of stockholder's equity. The Board of Directors may determine in the future to reduce the current annual dividend rate of $0.10 per share or discontinue the payment of dividends altogether. Our credit facility limits the annual dividend rate that we may pay to $0.20 per share.

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

These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including such factors as the volatility and level of oil and natural gas prices, uncertainties in cash flow, the uncertain nature of the expected benefits from the acquisition of oil and gas properties, production rates and reserve replacement, the imprecise nature of oil and gas reserve estimates, drilling and operating service availability, unexpected drilling conditions and results, the risks of various exploration strategies, competition, the availability of economically attractive exploration and development and property acquisition opportunities and any necessary financing, litigation, environmental matters, the potential impact of government regulations, and other matters discussed under the caption "Risk Factors", many of which are beyond our control. Readers are cautioned that forward-looking statements are not guarantees of future performance and that actual results or developments may differ materially from those expressed or implied in the forward-looking statements.

Available Information

         Our Internet website address is www.stmaryland.com. Through our
                                         ------------------
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

Exploratory well. A well drilled to find and produce oil or gas in an unproved area, to find a new reservoir in a field previously found to be productive of oil or gas in another reservoir or to extend a known reservoir beyond its known horizon.

Fee land. The most extensive interest that can be owned in land, including surface and mineral (including oil and gas) rights.

Finding cost. Expressed in dollars per BOE or MCFE. Finding costs are calculated by dividing the amount of total capital expenditures for oil and gas activities, including the effect of asset retirement obligations, by the amount of estimated net proved reserves added through revisions of previous estimates, discoveries and purchases during the same period. The information for this calculation will be found in the disclosures about oil and gas producing activities in Item 15 of
Part IV of this report.

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

MMBtu. One million British Thermal Units. A British Thermal Unit is the amount of heat required to raise the temperature of a one-pound mass of water by one degree Fahrenheit.

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

Reserve replacement percentage. The sum of reserve extensions and discoveries, reserve acquisition, and reserve revisions of previous estimates for a specified period of time divided by production for that same period of time.

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

ITEM 2.  PROPERTIES

Operations

         St. Mary's exploration, development and acquisition activities are focused in five core operating areas: the Rocky Mountain region; the
Mid-Continent region; the ArkLaTex region; the Gulf Coast region; and the
Permian Basin region. Information concerning each of our major areas of operations, and summary of our estimated proved reserves as of December 31,
2004, is shown below.

                                          Estimated Proved Reserves
                       ---------------------------------------------------------
                          Oil     Gas         MMCFE               PV-10 Value
                                       ------------------ ----------------------
                        (MBbl)  (MMcf)  Amount    Percent (In thousands) Percent
                       ------- ------- --------- -------- -------------- -------
  Rocky Mountain        46,762  75,335   355,907      54%  $    748,916     50%
  Mid-Continent          1,024 129,536   135,678      21%       335,028     22%
  ArkLaTex               1,438  66,931    75,558      12%       173,190     12%
  Gulf Coast               388  31,170    33,498       5%       120,591      8%
  Permian Basin          6,962   6,754    48,527       7%       109,710      7%
  Coalbed Methane          -     9,470     9,470       1%        13,688      1%
                       ------- ------- --------- -------- -------------- -------
      Total             56,574 319,196   658,638     100%  $  1,501,123    100%
                       ======= ======= ========= ======== ============== =======

         Rocky Mountain Region. Nance Petroleum Corporation, a wholly owned subsidiary of St. Mary, has conducted operations in the Williston Basin in eastern Montana and western North Dakota since 1991. We have expanded this area into the Green River, Powder River, Big Horn and Wind River basins over the past three years. In November 2004, we acquired the stock of Goldmark Engineering,
Inc. along with oil and gas properties from various Goldmark partners for $23.3 million of cash. The allocation of the purchase price for the net assets acquired was $29.4 million of proved reserves and unproved acreage, $1.2 million of cash, $753,000 of other assets, $446,000 of payables, a $2.8 million asset retirement liability, and a $4.8 million deferred tax liability. The Goldmark acquisition added approximately 31.9 BCFE of proved reserves as of the acquisition date.

         Conventional oil and gas reserves in the Rocky Mountain region accounted for 54 percent of our estimated proved reserves as of December 31,
2004, or 356 BCFE, 87 percent of which were proved developed and 79 percent of which were oil.

         Our office in Billings, Montana includes a 75-person staff. A significant portion of the exploration and development in the Rocky Mountain region is based on the interpretation of 3-D seismic data. We have successfully used 3-D seismic imaging to delineate structure and porosity development in the
Red River formation as well as the Middle Bakken horizontal dolomite play.

         St. Mary spent $108.5 million on exploration, development and acquisitions in the Rocky Mountain region in 2004.

         Our capital budget for the Rocky Mountain region now represents the largest portion of our drilling budget at approximately $121 million in 2005.
This increase is a result of the increased development of the Middle Bakken formation, increased drilling associated with the Red River play, and a full year development plan for our Hanging Woman Basin coalbed methane project. We have approximately 150 wells planned and a risked budget of $24 million at
Hanging Woman. The Bakken play, which has been primarily in Richland County,
Montana, is now expanding to McKenzie and Billings Counties in North Dakota. We
plan on drilling 30 wells in the Bakken during 2005 for total risked capital of

$30 million. The Red River formation continues to be a major portion of the budget with nine wells planned for $13 million. Our growth in Wyoming has resulted in an allocated capital budget of $26 million for participation in 69 gross wells in the Fourbear, Monument Lake, Red Lakes and Standard Draw fields.
In the Rocky Mountain region, we have a working interest greater than 90 percent in 322 wells. Including the development of Hanging Woman Basin, we will be the operator of properties representing approximately 83 percent of our 2005 Rocky
Mountain region capital budget.

         The concentration of our value in the Rockies is at the East Putnam field in Richland County, Montana, and at the Rough Rider field in McKenzie
County, North Dakota. Each of these fields represents two percent of total proved reserves and two percent of our PV-10 value. There are nine and 41 gross wells producing in these two fields, respectively, with our working interest varying from six to 100 percent. Following these fields, the other most significant fields are the Brush Lake, South Fork and Ridgelawn areas. Combined, these three fields represent five percent of our total reserves and PV10 value.

         As of the end of 2004, the Hanging Woman Basin coalbed methane project had 8 BCFE of proved reserves representing one percent of our total proved reserves. We are in the early development stage. First production from the field began in mid-December 2004. We do not expect production from Hanging Woman to account for a material portion of total 2005 production volumes. Because of the dewatering time and the low production rates per well, it will take two to three years to develop the field to the point of having production volumes that are meaningful to our total production.

         Mid-Continent Region. St. Mary has been active in the Mid-Continent region since 1973. Operations for the region are managed by our 42-person office in Tulsa, Oklahoma. Our long history of operations and proprietary geologic knowledge enables us to sustain economic development and exploration programs despite periods of adverse industry conditions. We apply current technology in hydraulic fracturing and innovative well completion techniques to accelerate production and associated cash flow from the region's tight gas reservoirs. We also attempt to benefit from the continuing consolidation of operators in the basin as we pursue attractive opportunities to acquire properties.

         We have ongoing exploration and development programs in the Anadarko and Arkoma basins of Arkansas, Oklahoma and Texas. The Mid-Continent region accounts for 21 percent of our estimated proved reserves as of December 31,
2004, or 136 BCFE, 88 percent of which were proved developed and 95 percent of which were natural gas. In 2004 our capital expenditures in the Mid-Continent were $104.0 million. We participated in drilling 108 gross wells in this region in 2004, 91 percent of which were completed as producers. We operated 36 of these drilling projects.

         St. Mary's development and exploration budget in the Mid-Continent region for 2005 totals $87 million, down from $96 million in 2004. Included in the 2005 budget is $3 million of drilling associated with the Agate acquisition.
The decrease in the budget is intended to focus investment in drilling with a higher potential of return. We plan to be the operator of properties representing approximately 80 percent of our capital budget in this region during 2005 and to utilize three to five drilling rigs throughout the year.

         Approximately 23 percent of our 2005 Mid-Continent capital budget is allocated to deeper, higher-potential wells in the Morrow/Springer formations, and 25 percent is allocated to the Atoka formations at the Northeast Mayfield field in Beckham County, Oklahoma on the southern edge of the Anadarko Basin. We have allocated 48 percent of the drilling activities budget for low-to-medium-risk development in the Granite Wash, Osborne, Cottage Grove,
Cromwell / Wapanucka, Woodford and Spiro formations. With our recently completed acquisition of Agate Petroleum, Inc., we have allocated 4 percent of our drilling budget to development of the Hartshorne formation.

         The Northeast Mayfield area is the largest concentration of our reserves in the Mid-Continent. This field represents approximately 32 BCFE or five percent of our proved reserves and $82.7 million, or approximately 6 percent of our total PV-10 value. Our average working interest in this field is
24 percent, and we have an interest in approximately 73 gross wells of which we operate 42 percent.

         Other significant fields in the Mid-Continent region are the Centrahoma field located in Coal County, Oklahoma, in the Arkoma Basin and the Constitution
field in Jefferson County, Texas. Centrahoma represents three percent of total proved reserves and $37.1 million or two percent of total PV-10 value, and the
Constitution field represents one percent of total proved reserves and $28 million of PV-10 value. We operate 85 percent of the Centrahoma field but none of the 7 gross wells in Constitution field. The other most significant field in the Mid-Continent region is the Elk City field in Beckham County, Oklahoma, representing two percent of proved reserves and two percent of total PV10 value.
We operate 18 percent of the wells in Elk City and have an average working interest of approximately 13 percent.

         ArkLaTex Region. Our 18-person office in Shreveport, Louisiana, manages
St. Mary's operations in the ArkLaTex region. The ArkLaTex region accounts for
12 percent of our estimated proved reserves as of December 31, 2004, or 76 BCFE;
83 percent of which were proved developed and 89 percent were natural gas. We also own rights to over 6,000 square miles of proprietary 2-D seismic data in the region. Many of the Shreveport office's successful exploration and development programs have derived from niche acquisitions. These acquisitions have provided access to strategic holdings of undeveloped acreage and proprietary packages of geologic and seismic data resulting in an active program of additional development and exploration. We believe the recent acquisition of non-operated producing working interests in the Elm Grove field, consisting of
14.5 BCFE and $34 million of PV-10 value, will provide us a foothold to grow our interest in this area.

         Our holdings in the ArkLaTex region are comprised of interests in approximately 538 producing gross wells, including 101 wells operated by us;
interests in leases totaling approximately 149,000 gross acres; and mineral servitudes totaling approximately 14,300 gross acres. Our capital expenditures in this region in 2004 were $67.3 million, including $37.6 million for acquisitions. Following our ownership in the Elm Grove field, the next most significant concentration of properties is the Box Church field, which includes
16 BCFE of proved reserves and working interests in 33 gross wells, all of which we operate.

         In 2005 we will grow our drilling capital budget in the ArkLaTex to $34 million. These capital dollars are budgeted for horizontal wells in the James and Pettet Limestones and other tight sands plays and development of the Elm
Grove and Travis Peak / Cotton Valley plays in East Texas. The budget reflects us as operator for 46 percent of estimated expenditures.

         Gulf Coast Region. St. Mary's presence in south Louisiana dates to the early 1900's when our founders acquired a franchise property in St. Mary Parish on the shoreline of the Gulf of Mexico. These 24,914 acres of fee lands yielded
$5.5 million of gross oil and gas royalty revenue in 2004. Our Gulf Coast region presence increased significantly in 1999 with the acquisition of King Ranch
Energy, Inc. Including the Louisiana fee lands, the Gulf Coast region accounts for five percent of our estimated proved reserves as of December 31, 2004, or 33
BCFE, 93 percent of which were proved developed and 31 BCFE were natural gas.

         Our 18-person team based in Houston, Texas manages St. Mary's diverse activities in our Gulf Coast and Permian Basin regions. Our exploration and development budget in the Gulf Coast region for 2005 is $41 million which consists of activity both onshore and offshore in Texas and Louisiana. We will operate properties representing approximately 33 percent of this amount.

         The most significant field in the Gulf Coast region is the Judge Digby
Field, located outside Baton Rouge, Louisiana, in Point Coupee Parish. As of the
end of December 2004, this field represented slightly less than three percent of our total PV-10 value with 13.5 BCFE of proved reserves. Production from the
Judge Digby field totaled 3.6 BCFE in 2004.

         Permian Basin Region. The Permian Basin area covers a significant portion of eastern New Mexico and western Texas and is one of the major producing basins in the United States. The basin includes hundreds of oil fields undergoing secondary and enhanced oil recovery projects. The use of 3-D seismic imaging of existing fields and advanced secondary recovery programs are substantially increasing oil recoveries in this Basin. Our holdings in the
Permian Basin resulted from a series of property acquisitions since 1995. We believe that our Permian Basin operations provide us with a solid base of long-lived oil reserves, promising longer-term exploration and development prospects and the potential for additional secondary recovery projects. The
Permian Basin region accounted for 49 BCFE, or 7 percent of our estimated proved reserves as of December 31, 2004. The Permian reserves are 63 percent proved developed and 86 percent are oil.

         The Parkway Delaware waterflood project, located in Eddy County, New
Mexico, represents 19 BCFE or three percent of our proved reserves. The East
Shugart Delaware Unit is a pilot waterflood located in Lea and Eddy Counties,
New Mexico that is analogous to the Parkway Delaware Unit and is comprised of 16
BCFE of total proved reserves. Production from the Permian Basin properties represented 3.1 BCFE or 4 percent of the total production for the Company in
2004.

         Our Permian Basin capital budget for 2005 is $10 million of which we anticipate spending 79 percent on properties we operate. We plan to drill 11 infill wells at Parkway Delaware and eight wells at East Shugart. Our capital budget also has seven recompletion projects scheduled at Parkway Delaware. East
Shugart is still in a pilot phase and is moving into full development of the flood in 2005.

Acquisitions and Divestitures

         We spent a total of $76.7 million on acquisitions of proved and unproved oil and gas properties in 2004. The two most significant acquisitions were the Goldmark and Border Company acquisitions. On November 1, 2004, we acquired the stock of Goldmark Engineering, Inc. and proved and unproved oil and gas properties from various Goldmark partners for $23.3 million of cash. The oil and gas properties in the Goldmark acquisition are located primarily in the
Fourbear field in the Big Horn Basin of Wyoming. On December 15, 2004, we
acquired proved and unproved oil and gas properties from Border Company in and around the Elm Grove field located in Louisiana for $37.8 million of cash. We made various other smaller acquisitions in 2004 as well. In the aggregate, we purchased 52 BCFE of proved reserves in 2004.

         Significant acquisitions prior to 2004 include the acquisitions of oil and gas properties in the Rocky Mountain region from Flying J Oil & Gas Inc.
in January 2003 and from Burlington Resources in December 2002.

Reserves

         The following table presents summary information with respect to the estimates of our proved oil and gas reserves for each of the years in the three-year period ended December 31, 2004, as prepared by both Ryder Scott
Company and Netherland, Sewell & Associates, Inc., both of which are independent petroleum engineering firms, and us. For the periods presented,
Ryder Scott Company evaluated properties representing a minimum of 80 percent of the total PV-10 value of our conventional reserves, and we evaluated the remainder. The proved oil and gas reserves prepared by Netherland Sewell in 2004 consist of the coalbed methane developments at Hanging Woman Basin and Atlantic
Rim. As of December 31, 2004, the PV-10 of proved reserves, prepared by
Netherland Sewell, was less than one percent of our total PV-10 reserve value.
The PV-10 values shown in the following table are not intended to represent the current market value of the estimated proved oil and gas reserves owned by St.
Mary. Neither prices nor costs have been escalated. You should read the following table along with the section entitled "Risk Factors - Risks Related to
Our Business - Estimates of oil and gas reserves are not precise."

                                                         As of December 31,
                                          ----------------------------------------------
Proved Reserves Data:                        2004            2003            2002
----------------------------------------- ------------- --------------- ----------------
Oil (MBbl)                                      56,574          47,787          36,119
Gas (MMcf)                                     319,196         307,024         274,172
MMCFE                                          658,638         593,744         490,887
PV-10 value, without tax effect (in
    thousands) (1)                         $ 1,501,123   $   1,278,165   $     824,808
Standardized measure of discounted
    future net cash flows (in thousands)   $ 1,033,938   $     859,956   $     581,862
Proved developed reserves                          85%             89%             88%
Reserve replacement                               190%            293%            306%
Reserve life (years) (2)                           8.7             7.7             8.9
----------------
   (1)   PV-10 value as of December 31, 2004, was calculated using the weighted-average sales price of $40.06 per barrel of oil and $5.80 per
         Mcf of gas. These prices are based on NYMEX prices for oil and a Gulf
         Coast spot price for gas in effect on December 31, 2004, and are then adjusted for transportation, quality and basis differentials.
   (2)   Reserve life represents the estimated proved reserves at the dates indicated divided by actual production for the preceding 12-month period.

Production

         The following table summarizes the average volumes of oil and gas produced from properties in which St. Mary held an interest during the periods indicated:

                                                             Years Ended December 31,
                                               -----------------------------------------------------
                                                     2004              2003               2002
                                               ----------------  ----------------   ----------------
Operating data:
Net production:
   Oil (MBbl)                                          4,799             4,541               2,815
   Gas (MMcf)                                         46,598            49,663              38,164
   MMCFE                                              75,393            76,909              55,055
Average net daily production:
   Oil (Bbl)                                          13,113            12,441               7,713
   Gas (Mcf)                                         127,316           136,062             104,558
   MCFE                                              205,992           210,709             150,836
Average realized sales price (1):
   Oil (per Bbl)                               $       32.53     $       26.96      $        25.34
   Gas (per Mcf)                               $        5.52     $        4.89      $         3.00
   Per MCFE                                    $        5.48     $        4.75      $         3.37
Additional per MCFE data:
   Lease operating expense                     $        0.81     $        0.77      $         0.66
   Transportation costs                        $        0.10     $        0.09      $         0.06
   Production taxes                            $        0.36     $        0.29      $         0.20
   General and administrative                  $        0.29     $        0.28      $         0.25
   Depreciation, depletion, amortization
      and liability accretion                  $        1.22     $        1.07      $         0.99
----------------
    (1)  Includes the effects of St. Mary's hedging activities. See
         "Management's Discussion and Analysis of Financial Condition and
         Results of Operations."

Productive Wells

         As of December 31, 2004, we had working interests in 1,613 gross (727 net) productive oil wells and 2,068 gross (479 net) productive gas wells.
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

                                                          Years Ended December 31,
                             ------------------------------------------------------------------------------------
                                          2004                       2003                        2002
                             ---------------------------  ---------------------------  --------------------------
                               Gross          Net          Gross           Net          Gross          Net
                             -------------  ------------  ------------  -------------  -----------  -------------
Development:
   Oil                                50         18.08             36        14.88            26         11.52
   Gas                               180         53.23            140        43.79           103         38.89
   Non-productive                     36         14.29             37        15.98            27         14.42
                             -------------  ------------  ------------  -------------  -----------  -------------
                                     266         85.60            213        74.65           156         64.83
                             -------------  ------------  ------------  -------------  -----------  -------------
Exploratory:
   Oil                                11          9.71              7         3.03             3          1.22
   Gas                                83         43.65             14         7.20             1          0.10
   Non-productive                      8          2.84              7         4.40             8          2.64
                             -------------  ------------  ------------  -------------  -----------  -------------
                                     102         56.20             28        14.63            12          3.96
                             -------------  ------------  ------------  -------------  -----------  -------------
Farmout or non-consent                 5             -             10            -             8             -
                             -------------  ------------  ------------  -------------  -----------  -------------
   Total (1)                         373        141.80            251        89.28           176         68.79
                             =============  ============  ============  =============  ===========  =============
----------------
   (1) Does not include seven, 15 and 14 gross wells completed on St. Mary's fee lands during 2004, 2003 and 2002, respectively, in which we have only a royalty interest.

Acreage

         The following table sets forth the gross and net acres of developed and undeveloped oil and gas leases, fee properties, mineral servitudes and lease options held by St. Mary as of December 31, 2004. Undeveloped acreage includes leasehold interests that may already have been classified as containing proved undeveloped reserves.

                                     Developed Acres (1)           Undeveloped Acres (2)                  Total
                                   ------------------------    --------------------------    ----------------------------
                                      Gross          Net           Gross           Net           Gross            Net
                                   ----------    ----------    ------------    ----------    ------------    ------------

Arkansas                               3,364           421             207            68           3,571             489
Colorado                               2,845         2,206          24,712        13,357          27,557          15,563
Louisiana                            132,153        40,675          23,105         8,841         155,258          49,516
Mississippi                            2,588           262           4,049         2,077           6,637           2,339
Montana                               53,549        33,879         452,638       300,103         506,187         333,982
New Mexico                             6,280         2,694           1,320         1,187           7,600           3,881
North Dakota                         131,362        86,441         160,753        98,504         292,115         184,945
Oklahoma                             245,197        68,602          37,751        23,130         282,948          91,732
Texas                                131,150        33,892          39,464        15,400         170,614          49,292
Utah (3)                                 480           115          13,712         5,866          14,192           5,981
Wyoming                               73,993        45,036         422,231       252,694         496,224         297,730
Other (4)                              2,761           903           4,144         1,169           6,905           2,072
                                   ----------    ----------    ------------    ----------    ------------    ------------
                                     785,722       315,126       1,184,086       722,396       1,969,808       1,037,522
                                   ----------    ----------    ------------    ----------    ------------    ------------
Louisiana Fee Properties               9,944         9,944          14,970        14,970          24,914          24,914
Louisiana Mineral Servitudes           9,745         5,306           4,571         4,208          14,316           9,514
                                   ----------    ----------    ------------    ----------    ------------    ------------
                                      19,689        15,250          19,541        19,178          39,230          34,428
                                   ----------    ----------    ------------    ----------    ------------    ------------
    Total                            805,411       330,376       1,203,627       741,574       2,009,038       1,071,950
                                   ==========    ==========    ============    ==========    ============    ============
----------------
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

 (3) St. Mary holds an overriding royalty interest in an additional 40,100 gross acres in Utah.

 (4) Includes interests in Alabama, Kansas, Nebraska,
     Nevada and South Dakota.

ITEM 3.  LEGAL PROCEEDINGS

         From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of this report, no legal proceedings are pending against us that we believe individually or collectively could have a material adverse effect upon our financial condition or results of operations.

         As previously reported, Nance Petroleum Corporation, a wholly owned subsidiary, is named along with several other leaseholders and interested parties as an additional co-defendant in a lawsuit that was originally filed in the U.S. District Court for the District of Montana on June 12, 2001. The
plaintiff, the Northern Plains Resource Council, Inc.("NPRC"), an environmental public interest group, sued the U.S. Bureau of Land Management, the U.S.
Secretary of the Interior, the Montana BLM State Director and Fidelity
Exploration & Production Company. The lawsuit seeks the cancellation of all federal leases related to coalbed methane development in Montana issued by the
BLM since January 1, 1997. This cancellation is sought primarily on the grounds of an alleged failure of the BLM to comply with federal environmental laws. NPRC alleges that the environmental impacts of coalbed methane development were not properly analyzed before the challenged leases were issued. The Montana portion of our Hanging Woman Basin coalbed methane project contains approximately 74,000 total net acres. The lawsuit potentially affects approximately 47,000 net acres that are subject to federal leases. Based on information presently available, we believe that the BLM complied with the applicable environmental laws, and the
District Court agreed by granting the defendants' motion for summary judgment in
December 2003. The court held that the issuance process regarding the federal leases in question complied with the applicable environmental laws. The plaintiff appealed this decision, and the Ninth Circuit Court of Appeals affirmed the decision of the trial court on August 26, 2004. Plaintiff has filed a petition for rehearing that was denied by the reviewing panel by its Order dated February 10, 2005. The only appeal left for the Plaintiffs is to petition for certiori to the U.S Supreme Court. Notwithstanding our success in the lower court and the appellate court, there is no assurance as to the ultimate outcome of the lawsuit, and therefore, there is no assurance that it will not adversely affect our coalbed methane project. Even if the federal leases in Montana become unavailable, we are proceeding with this project on non-federal leases in
Wyoming, and we anticipate acquiring additional non-federal leases in Montana and Wyoming.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of our security holders during the fourth quarter of 2004.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth the names, ages and positions held by
St. Mary's executive officers.

Name                   Age    Position
----                   ---    --------

Mark A. Hellerstein    52     Chairman of the Board, President and Chief
                              Executive Officer
Douglas W. York        43     Executive Vice President and Chief Operating
                              Officer
Robert L. Nance        68     Senior Vice President, and President and Chief
                              Executive Officer of Nance Petroleum Corporation,
                              a wholly-owned subsidiary of St. Mary
Jerry R. Schuyler      49     Senior Vice President and Regional Manager
Kevin E. Willson       48     Senior Vice President - Mid-Continent Drilling and
                              Production
Robert T. Hanley       58     Vice President - Investor Relations and Management
                              Reporting
David W. Honeyfield    38     Vice President - Finance, Treasurer and Secretary
Milam Randolph Pharo   52     Vice President - Land and Legal
Garry A. Wilkening     54     Vice President - Administration and Controller

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

         Kevin E. Willson was appointed Senior Vice President and Regional
Manager in November 2003. Mr. Willson served as Vice President - Mid-Continent
Exploration/Production from October 1998 to November 2003. Mr. Willson joined
Anderman/Smith, a predecessor to St. Mary's interests in the Mid-Continent region, in 1990 and was appointed Vice President - Mid-Continent Engineering for
St. Mary in 1996.

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

         David W. Honeyfield joined St. Mary in May 2003 as Vice President -
Finance, Treasurer and Secretary. Prior to joining St. Mary, Mr. Honeyfield was
Controller and Chief Accounting Officer of Cimarex Energy Co. from September
2002 to May 2003 and Controller and Chief Accounting Officer of Key Production
Company, Inc., which was acquired by Cimarex in September 2002. Prior to joining
Key Production Company in April 2002, Mr. Honeyfield was a senior audit manager with Arthur Andersen LLP in Denver. Mr. Honeyfield had been with Arthur Andersen since January 1991.

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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITYAND RELATED STOCKHOLDER MATTERS

         Market Information. St. Mary's common stock is currently traded on the
New York Stock Exchange under the symbol SM. The range of high and low sales prices for the quarterly periods in 2004 and 2003, as reported by the New York
Stock Exchange, is set forth below:

Quarter Ended                            High                  Low
-------------------------------    -----------------    -----------------
December 31, 2004                     $     43.00          $     37.12
September 30, 2004                          40.13                31.76
June 30, 2004                               37.19                31.80
March 31, 2004                              34.14                27.74

December 31, 2003                     $     29.19          $     24.45
September 30, 2003                          28.85                24.45
June 30, 2003                               29.75                24.65
March 31, 2003                              27.23                23.80

         Holders. As of February 15, 2005, the number of record holders of St.
Mary's common stock was 145. Management believes, after inquiry, that the number of beneficial owners of our common stock is in excess of 3,800.

         Dividends. St. Mary has paid cash dividends to stockholders every year since 1940. Annual dividends of $0.10 per share were paid in each of the years
1998 through 2004. We expect that our practice of paying dividends on our common stock will continue, although the payment of future dividends on our common stock will continue to depend on our earnings, capital requirements, financial condition and other factors. In addition, the payment of dividends is subject to covenants in our credit facility, including the requirement that we maintain certain levels of stockholders' equity and the limitation of our annual dividend rate to no more than $0.20 per share. Dividends are currently paid on a semi-annual basis. Dividends paid totaled $2.8 million in 2004 and $3.1 million in 2003.

         Restricted Shares. Aside from Rule 144 restrictions on shares for insiders and restricted shares issued under the Employee Stock Purchase Plan and the Non-Employee Director Stock Compensation Plan, St. Mary has no restricted shares outstanding as of December 31, 2004.

         Issuer Purchases of Equity Securities. St. Mary did not repurchase any shares of its common stock during the fourth quarter of 2004.

         Equity Compensation Plans. St. Mary has a stock option plan, a restricted stock plan, an incentive stock option plan, an employee stock purchase plan, a non-employee director stock compensation plan under which options and shares of St. Mary common stock are authorized for grant or issuance as compensation to eligible employees, consultants and members of the Board of
Directors. Our stockholders have approved each of these plans. See Note 7 -
Compensation Plans in the Notes to Consolidated Financial Statements included in
Part IV, Item 15 of this report for further information about the material terms of these plans. The following table is a summary of the shares of common stock authorized for issuance under our equity compensation plans as of December 31,
2004:

                                            ( a )                    ( b )                    ( c )
                                                                                       Number of securities
                                     Number of securities                            remaining available for
                                      to be issued upon        Weighted-average       future issuance under
                                         exercise of           exercise price of     quity compensation plans
                                     outstanding options,    outstanding options,     (excluding securities
                                     warrants and rights      warrants and rights   ereflected in column (a))
Plan Category
----------------------------------------------------------- ---------------------- ----------------------------

Equity compensation plans approved
by security holders                           3,053,506          $       22.32                   1,471,349  (1)

Equity compensation plans not
approved by security holders                          -                     -                            -
                                    ----------------------- ---------------------- ----------------------------

Total                                         3,053,506          $      22.32                    1,471,349
                                    ======================= ====================== ============================
--------------
    (1) Includes shares that are authorized for issuance under our employee stock purchase plan.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth supplemental selected financial and operating data for St. Mary as of the dates and for the periods indicated. The financial data for each of the five years presented were derived from the consolidated financial statements of St. Mary. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition
and Results of Operations," which includes a discussion of factors materially affecting the comparability of the information presented, and in conjunction with St. Mary's consolidated financial statements included elsewhere in this report.

                                                                   Years Ended December 31,
                                           -------------------------------------------------------------------------
                                                2004           2003           2002          2001           2000
                                           --------------- -------------- ------------- -------------- -------------
                                                            (In thousands, except per share data)

Total operating revenues                   $    433,099    $    393,708   $   196,305   $   207,469    $   195,666

Income before cumulative effect of
    change in accounting principle         $     92,479    $     90,140   $    27,560   $    40,459    $    55,620

Net income per share:
    Basic                                  $       3.21    $       3.06   $      0.99   $      1.45    $      2.00
    Diluted                                $       2.88    $       2.80   $      0.97   $      1.42    $      1.97

Total Assets                               $    945,460    $    735,854   $   537,139   $   436,989    $   321,895

Long-term obligations:
    Line of credit                         $     37,000    $     11,000   $    14,000   $    64,000    $    22,000
    Convertible Notes                      $     99,791    $     99,696   $    99,601             -              -

Cash dividends declared per common share   $       0.10    $       0.10   $      0.10   $      0.10    $      0.10

 Supplemental Selected Financial and Operational Data:
                                                                   Years Ended December 31,
                                          --------------------------------------------------------------------------
                                               2004            2003           2002           2001          2000
                                          ---------------- -------------- ------------- ------------- --------------
                                                            (In thousands, except per volume data)
 Balance Sheet Data:
    Total working capital                 $       12,035   $      3,101   $     2,050   $    34,000   $     40,639
    Total stockholders' equity            $      484,455   $    390,653   $   299,513   $   286,117   $    250,136

 Weighted-average shares outstanding:
    Basic                                         28,851         31,233        27,856        27,973         27,781
    Diluted                                       33,447         35,534        28,391        28,555         28,271

 Reserves:
    Gas (Mcf)                                    319,196        307,024       274,172       241,231        225,975
    Oil (Bbls)                                    56,574         47,787        36,119        23,669         20,950
    MCFE                                         658,638        593,744       490,887       383,247        351,673

 Production and Operational: Data:
    Oil and gas production revenues,
        including hedging                 $      413,318   $    365,114   $   185,670   $   203,973   $    188,407
    LOE and production taxes              $       95,518   $     88,509   $    50,839   $    55,000   $     38,461
    DD&A                              $       92,223   $     81,960   $    54,432   $    51,346   $     40,129
    General and administrative            $       22,004   $     21,197   $    13,683   $    11,762   $     11,166

 Production Volumes:
    Gas (Mcf)                                     46,598         49,663        38,164        39,491         38,346
    Oil (Bbls)                                     4,799          4,541         2,815         2,434          2,398
    MCFE                                          75,393         76,909        55,055        54,093         52,731

 Realized Price - pre hedging:
    Per BBl                               $        39.77   $      29.40   $     24.67   $     24.08   $      29.02
    Per Mcf                               $         5.85   $       5.12   $      3.10   $      4.22   $       3.98

 Realized Price - net of hedging:
    Per Bbls                              $        32.53   $      26.96   $     25.34   $     23.29   $      23.53
    Per Mcf                               $         5.52   $       4.89   $      3.00   $      3.73   $       3.44

 Expense per MCFE Data:
    LOE and production taxes              $         1.27   $       1.15   $      0.92   $      1.02   $       0.73
    DD&A                              $         1.22   $       1.07   $      0.99   $      0.95   $       0.76
    General and Administrative            $         0.29   $       0.28   $      0.25   $      0.22   $       0.21

 Cash Flow Data:
    From operations                       $      237,162   $    204,319   $   141,709   $   127,492   $     92,267
    For investing                         $     (247,006)  $   (196,939)  $  (180,931)  $  (159,075)  $   (112,868)
    From (for) financing                  $        1,435   $     (3,707)  $    46,260   $    29,080   $     13,025

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATION

         This discussion includes forward-looking statements. Please refer to the Cautionary Statement about Forward-Looking Statements section in Part I,
Item 1 of this document for an explanation of these types of statements.

Overview of the Company

General Overview

         We are an independent energy company focused on the exploration, exploitation, acquisition and production of natural gas and crude oil in the
United States. We earn our revenues and generate our cash flows from operations primarily from the sale of produced natural gas and crude oil. Our oil and gas reserves and operations are concentrated primarily in the Anadarko, Arkoma,
Permian and various Rocky Mountain basins and the onshore Gulf Coast and offshore Gulf of Mexico. We maintain a balanced portfolio of proved reserves, development drilling opportunities and non-conventional gas prospects. As of
December 31, 2004, we had estimated proved reserves of 659 BCFE, with a before income tax PV-10 value of $1.5 billion and an after income tax value of $1.0 billion. Our reserves are 85 percent proved developed and 52 percent oil.

Oil and Gas Prices

         Our results of operations and financial condition are significantly affected by oil and natural gas commodity prices, which can fluctuate dramatically. In 2004 oil and gas producers benefited from high oil and gas commodity prices. Increased prices of natural gas are the result of tightening supply coupled with increasing demand in the United States. Because of finite storage capacity, changes in domestic demand created by weather have a significant effect on price volatility. Increases in oil price are more a result of global events than events in the United States. These include a decrease in excess worldwide production capacity, a continuing increase in demand from the global economy, and continued instability in the Middle East.

Reserve Replacement and Growth

         Like all oil and gas exploration and production companies, we face the challenge of natural resource production decline. An oil and gas exploration and production company depletes part of its asset base with each unit of oil and gas it produces. Historically we have been able to grow our production despite this natural decline by adding more reserves through acquisitions and drilling than we produce. Future growth will depend on our ability to continue to add reserves in excess of production.

         We believe that growth in net asset value per share drives appreciation in our stock price. Our challenge to grow net asset value per share has always been a difficult one. To do this we set a goal of economically replacing 200 percent of our annual production and growing production by 15 percent per year.
Please see our additional discussion of oil and gas reserve quantities in our critical accounting policies and estimates section. In 2004 we replaced 190 percent of our reserves at a finding cost of $2.19 per MCFE. We believe the increase in finding costs from the $1.05 amount we reported for the year ended
December 31, 2003, is generally reflective of increasing costs industry-wide together with 2003 being an excellent year for St. Mary. Finding cost and reserve replacement percentage are defined in the glossary at the end of Part I
Item 1 of this report. They are comparison measures used to evaluate the effectiveness of an oil and gas company's reserve replacement program and a snapshot in time of its future profitability. You should note that aberrations, causing both good and bad results, will occur over short intervals of time.

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

         In 2004 our pre-tax PV-10 value for proved reserves increased 17 percent to $1.5 billion, with a standardized measure value of $1.0 billion.
These amounts reflect an 11 percent increase in reserves, a 29 percent increase in adjusted oil reserve pricing to $40.06 per barrel, and a two percent increase in adjusted gas reserve pricing to $5.80 per Mcf.

2004 Highlights

         In 2004 we experienced continuing high oil and gas prices, a modest decrease in production and earnings, an 11 percent increase in proved reserves obtained at an acceptable reserve replacement cost, moderate increases in operating costs, profitable sales of non-strategic assets, and advancement of the Hanging Woman Basin coalbed methane project to the production stage with evaluated proved reserves. Highlights for 2004 also include good drilling results at the horizontal Middle Bakken play and in the Red River formation in the Williston Basin; the repurchase of approximately 3.4 million shares of our common stock from Flying J at a price of $26.92 per share; the repurchase of an additional 489,300 shares of our common stock under our stock repurchase program at an average price of $33.39 per share, and we closed on $76.7 million of oil and gas property acquisitions for a total of $68.8 million in cash. Our cash outflows were funded by existing cash and short-term investments on hand, from operating cash flows and from funds available under our existing credit facility. From December 2003 to December 2004 the outstanding balance on our credit facility increased by $26.0 million.

         In 2004 oil prices soared to record levels as excess OPEC capacity shrank to an estimated one percent to two percent of total demand. Demand for oil was impacted by the growing economies of China and India as well as from a recovering U.S. economy. Spot market prices reflected worldwide concerns about producer ability to ensure sufficient supply to meet increasing demand amid a host of uncertainties caused by weather-related destruction, political instability, a weaker US dollar, oil rig workers strikes and crude oil refining constraints. Average natural gas prices for the year were at an all-time high due to supply and transportation constraints, weather-related lost production, and continuing strong demand for natural gas in domestic markets resulting from an improving economy and the effect of high oil prices on natural gas demand.
NYMEX prices for the year averaged $6.09 per MMBtu and $41.40 per barrel, translating into a 15 percent increase to our per MCFE realized price. At
December 31, 2004, the 12-month NYMEX strip was $42.59 per barrel for oil and
$6.27 per MMBtu for gas.

         Net income for 2004 was $92.5 million or $2.88 per diluted share compared to $95.6 million or $2.80 per diluted share for the prior year. Net cash provided by operating activities was $237.2 million, up 16 percent from
2003. Production decreased two percent to 75.4 BCFE. Our average realized price increased 15 percent to $5.48 per MCFE. Unit costs increased modestly for the period as production expenses increased $0.12 to $1.27 per MCFE, DD&A with impairments increased $0.15 to $1.22 per MCFE and adjusted general and administrative expense increased $0.01 to $0.29 per MCFE from $0.28 per MCFE in
2003. The $0.28 per MCFE general and administrative amount for 2003 has been adjusted to reflect the separate presentation of the change in net profits plan liability expense as discussed in detail below in our comparison of financial results and trends between 2004 and 2003. Other analyses throughout this report also reflect changes to exploration expense and general and administrative expenses for this item.

         The future outlook for oil and gas prices to remain high is very positive, and the worldwide economy appears to be recovering. We have attractive prospects to drill. Rig counts are growing, and we have seen the impact of escalating rig and other service costs. The country's ability to supply gas remains challenged as the average decline rate for natural gas has increased from 16 percent to 30 percent over the past thirteen years. This change is a result of increased activity in the Gulf of Mexico where reserve lives are very short, the use of 3D seismic to identify smaller reservoirs, the use of better completion techniques that allow reserves to be produced faster, and more efficient high deliverability storage that allows wells to be produced at full capacity all year long. New sources of gas such as LNG, frontier regions (e.g.
deepwater Gulf of Mexico and Mackenzie Delta, Alaska) and unconventional gas plays are all more costly and have long lead times, but at some point could have a positive impact on supply. We believe oil prices are high now due to perceptions of reduced spare capacity, increasing worldwide demand and an apparent increased target price range for OPEC due to a decline in the value of the dollar.

         We enter 2005 in good financial condition and with a capital expenditure budget of $418 million. In an environment with a competitive acquisition market and increasing drilling and service costs, we plan to add value in 2005 as follows:

         o        Of the $418 million capital expenditures budget, 30 percent is allocated for acquisitions. The remaining 70 percent available for exploration and development is allocated 23 percent for conventional projects and 6 percent for coalbed methane
                  projects in the Rocky Mountain region, 21 percent in the
                  Mid-Continent region, 10 percent in the Gulf Coast region, 8 percent in the ArkLaTex region, and 2 percent in the Permian region. The 2005 exploration and development budget is $293 million, which represents a 28 percent increase over 2004
                  exploration and development expenditures.

         o        Our Hanging Woman Basin coalbed methane project will move into full development with the drilling of approximately 150 wells in Wyoming and the production of more meaningful volumes from wells drilled last year. Our strong balance sheet would allow us to pursue other potentially large unconventional
                  opportunities.

         o        On January 5, 2005, the Company closed the acquisition of
                  Agate Petroleum Inc. for $39.6 million in cash. The estimated preliminary purchase accounting results in the recording of approximately $42.1 million to oil and gas properties, $3.0 million to working capital, $9.4 million to goodwill, deferred income tax liability of $13.6 million and a $1.3 million asset retirement obligation. The goodwill and deferred income tax liability are a result of acquiring assets with tax basis that is lower than book basis. Accounting rules are inconsistent with the economic evaluation criteria we applied in
                  determining the bid amount for this transaction because
                  present value considerations cannot be applied to the amounts recorded for deferred income taxes.

         o        We anticipate that acquisitions and our drilling programs will result in increased production.

A year-to-year overview of selected reserve, production and financial information, including trends:

                                                     As of and for the Years Ended
                                               -------------------------------------------   % of Change Between
                                                  2004            2003           2002       2004/2003    2003/2002
                                               ------------    -----------    ------------  ---------    ---------
 Selected Operations Data (In Thousands, Except Price and Per MCFE Amounts):
 Total proved reserves (PV-10 basis)
 -----------------------------------
 Natural gas (Mcf)                                319,196         307,024        274,172
 Oil (Bbl)                                         56,574          47,787         36,119
 MCFE                                             658,638         593,744        490,887           11%          21%

 Net production volumes
 ----------------------
 Natural gas (Mcf)                                 46,598          49,663         38,164
 Oil (Bbl)                                          4,799           4,541          2,815
 MCFE                                              75,393          76,909         55,055          (2)%          40%
 MCFE per day                                         206             211            151          (2)%          40%

 Average daily production
 ------------------------
 Natural gas (Mcf)                                    127             136            105
 Oil (Bbl)                                             13              12              8
 MCFE                                                 206             211            151          (2)%          40%

 Oil & gas production revenues
 ---------------------------------
 Gas production, including hedging             $  257,206      $  242,670     $  114,334
 Oil production, including hedging                156,112         122,444         71,336
                                               ------------    -----------    ------------
 Total                                         $  413,318      $  365,114     $  185,670           13%          97%
                                               ============    ===========    ============
 Oil & gas production costs
 ------------------------------
 Lease operating expenses                      $   61,269      $   59,152     $   36,472
 Transportation costs                               7,235           7,197          3,184
 Production taxes                                  27,014          22,160         11,183
                                               ------------    -----------    ------------
 Total                                         $   95,518      $   88,509     $   50,839            8%          74%
                                               ============    ===========    ============
 Average realized sales price (1)
 --------------------------------
 Natural gas (per Mcf)                         $     5.52      $     4.89     $     3.00           13%          63%
 Oil (per Bbl)                                 $    32.53      $    26.96     $    25.34           21%           6%

 Per MCFE data:
 --------------
 Average net realized price (1)                $     5.48      $     4.75     $     3.37           15%          41%
 Lease operating expense                            (0.81)          (0.77)         (0.66)           5%          17%
 Transportation costs                               (0.10)          (0.09)         (0.06)          11%          50%
 Production taxes                                   (0.36)          (0.29)         (0.20)          24%          45%
 General and administrative                         (0.29)          (0.28)         (0.25)           4%          27%
                                               ------------    -----------    ------------
 Operating profit                              $     3.92      $     3.32     $     2.20           18%          49%
                                               ============    ===========    ============

 Depletion, depreciation and amortization      $     1.22      $     1.07     $     0.99           15%           8%

Financial Information (In Thousands, Except Per Share Amounts):
 Working capital                               $   12,035      $    3,101     $   2,050          358%           51%
 Long-term debt                                $  136,791      $  110,696     $ 113,601           24%          (3)%
 Stockholders' equity                          $  484,455      $  390,653     $ 299,513           26%           30%
 Net income                                    $   92,479      $   95,575     $  27,560          (3)%          247%

 Basic net income per common share             $     3.21      $     3.06     $    0.99            5%          209%
 Diluted net income per common share           $     2.88      $     2.80     $    0.97            3%          189%

 Basic weighted-average shares outstanding         28,851          31,233        27,856          (8)%           12%
 Diluted weighted-average shares outstanding       33,447          35,534        28,391          (6)%           25%

 Net cash provided by operating activities     $  237,162      $  204,319     $ 141,709           16%           44%
                                                               $ (196,939)                        25%            9%
 Net cash used in investing activities         $ (247,006)     )              $(180,931)
 Net cash provided by (used in) financing
       activities                              $    1,435      $   (3,707)    $  46,260          139%        (108)%

--------------------
      (1) Includes the effects of our hedging activities.

         We present this table as a summary of information relating to those key indicators of financial condition and operating performance that we believe to be important.

         The increase in our reserve volumes reflects our drilling results and acquisition activity combined with increases in natural gas and crude oil prices used to evaluate reserves. Please see Note 12 of Part IV, Item 15 for additional details. Over time these will be the factors that determine if we are successful in achieving our target of replacing 200 percent of our production each year. We anticipate that we must continue our successful drilling program and average one or more relatively significant acquisitions per year in the current price environment to achieve this level of growth. The measure of our success will vary from year-to-year due to changes in these factors, some of which we can control and others which we cannot control. From January 1, 2002, to December
31, 2004, we replaced 259 percent of our production at a finding cost of $1.38 per MCFE.

         The changes in production volumes, oil and gas production revenues and costs reflect the cyclical and highly volatile nature of prices our industry receives for production and the effect of the timing of acquisitions. Actual results in 2002 reflected a lower price environment than in either 2003 or 2004.
We closed our acquisition of the Burlington Resources properties in late 2002 and our acquisition of the Flying J properties in early 2003. Production of 13.8
MMCFE from these two acquisitions was realized in 2003. These were the two largest acquisitions in our history and, combined with our successful drilling results in 2002 and 2003, resulted in a 40 percent increase in production from
2002 to 2003. The comparison of changes in production from 2003 to 2004 reflects the mix of results from our drilling programs in 2004 and the timing of our acquisitions made in the fourth quarter of 2004.

         We present per MCFE information since we use this information to evaluate our performance relative to our peers and to measure trends that we believe require analysis. Our year-to-year comparison of financial results presented later provides additional details for the changes between years. We expect oil and gas production expenses will increase in 2005 as a result of increased activity in our higher-cost Rocky Mountain region, increased production taxes, and general inflation due to higher oil and gas pricing.
Depreciation, depletion and amortization will continue to increase due to the higher costs associated with finding and acquiring crude oil and natural gas reserves. General and administrative expense is also projected to increase for expense associated with our net profits plan, expensing of stock-based compensation and costs we incur to comply with the Sarbanes-Oxley Act of 2002.

         We had a modest decrease in net income from 2003 to 2004. However, if we compare net income before the cumulative effect of change in accounting principle recorded in 2003, we had a net income increase driven by realized price increases of 13 percent for natural gas and 21 percent for oil. By containing our costs, our operating profit as a percentage of net realized price was 71 percent in 2004 compared to 70 percent in 2003 and 65 percent in 2002.
Net income as a percentage of oil and gas revenue net of hedging loss was 22 percent in 2004, 25 percent in 2003 and 15 percent in 2002.

         We have in-the-money stock options, unvested restricted stock units and convertible notes that are considered dilutive securities. At times these dilutive securities can affect our earnings per share, and both basic and diluted earnings per share are presented in the table above. You should review
Note 1 of Part IV, Item 15 of this report for a detailed explanation. Our basic and diluted weighted-average common shares outstanding used in our 2004 earnings per share calculations reflects a decrease in shares caused by our repurchase of our common stock from Flying J and the re-initiation of our stock repurchase program offset by an increase in outstanding shares related to stock options.

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

Sources of cash

         Our primary sources of liquidity are the cash provided by operating activities, debt financing, sales of non-strategic properties and access to the capital markets. All of these sources can be impacted by the general condition of our industry and significant fluctuations in oil and gas prices, operating costs and volumes produced. We have virtually no control over the market prices for oil and gas. A decrease in these market prices would reduce expected cash flow from operating activities, might reduce the borrowing base on our credit facility, could reduce the value of non-strategic properties we might consider selling and historically has limited our industry's access to the capital markets.

         Our current credit facility. On January 29, 2003, we entered into a
$300.0 million credit facility with Wachovia Bank as Administrative Agent and eight other participating banks. This credit facility has a maturity date of
January 27, 2006. We anticipate renegotiating the terms of our facility in the first quarter of 2005 to ensure that we have a credit facility in place beyond the date of current expiration. The calculated borrowing base as of December 31,
2004, is $325.0 million. We have elected a commitment amount of $150.0 million under this facility, which results in lower commitment fees payable to the bank syndicate. We believe this commitment level is adequate for our near-term liquidity requirements. Under our existing credit facility, our next borrowing base redetermination is scheduled to occur by the end of April 2005. You should note the possibility that the banks may not agree to a borrowing base redetermination that is adequate for our planned financing requirements. We must comply with certain financial and non-financial covenants, and we are currently in compliance with all of these covenants. Interest and commitment fees are accrued based on the borrowing base utilization percentage. LIBOR based borrowings accrue interest at LIBOR plus the applicable margin from the utilization table located in Note 5 of Part IV, Item 15 of this report, and
Alternate Base Rate borrowings accrue interest at prime plus the applicable margin from the utilization table. Commitment fees are accrued on the unused portion of the aggregate commitment amount and are included in interest expense in the consolidated statements of operations. Our loan balance of $37.0 million on December 31, 2004, was comprised of $10.0 million in ABR borrowings and $27.0 million in LIBOR based loans.

         Our weighted-average interest rate paid in 2004 was 7.1 percent and included commitment fees paid on the unused portion of the credit facility borrowing base, amortization of deferred financing costs, and amortization of the contingent interest embedded derivative associated with the convertible notes.

         Interest Rate Market Risk. Market risk is estimated as the potential change in fair value resulting from an immediate hypothetical one-percentage point parallel shift in the yield curve. The sensitivity analysis discussed below presents the hypothetical change in fair value of those financial instruments we held at December 31, 2004, that are sensitive to changes in interest rates. For fixed-rate debt, interest rate changes affect the fair market value but do not impact results of operations or cash flows. Conversely, interest rate changes for floating-rate debt generally do not affect the fair market value but do impact future results of operations and cash flows, assuming other factors are held constant. The carrying amount of our floating rate debt approximates its fair value. After consideration of the effect of interest rate swaps discussed below, we had floating-rate debt of $87 million and fixed-rate debt of $50 million at December 31, 2004. Assuming constant debt levels, the cash flow impact for the next year resulting from a one-percentage point change in interest rates would be approximately $870,000 before taxes. The results of operations impact might be less than this amount as a direct effect of the capitalization of interest for wells drilled in the next year. Since we cannot predict the exact amount that would be capitalized, we cannot predict the exact effect that a one-percentage point shift would have on the results of operations.

Uses of cash

         We use cash for the acquisition, exploration and development of oil and gas properties and for the payment of debt obligations, trade payables and stockholder dividends. Exploration and development programs are generally financed from internally generated cash flow, debt financing and cash and cash equivalents on hand. Cash used for the acquisition of oil and gas properties and the payment of stockholder dividends is discretionary and can be reduced or eliminated in the event of an unexpected decrease in oil and gas prices. At any given point in time we may be obligated to pay for commitments to explore for or develop oil and gas properties or incur trade payables. However, future obligations can be reduced or eliminated when necessary. Over the next year we are required to only make interest payments on our debt obligations. An unexpected increase in oil and gas prices would provide flexibility to modify our uses of cash flow.

         Over the course of 2004 we increased our outstanding debt by a net
$26.0 million. Using this amount, cash on hand and cash flows from operations we paid $68.8 million for property acquisitions, spent $199.4 million on capital development and used $35.7 million to repurchase our common stock. We also made
$14.8 million of cash payments for income taxes and $2.8 million for dividends.
At February 15, 2005, we had $46.0 million outstanding on our credit facility.

         On February 9, 2004, we repurchased for $91.0 million the 3,380,818 restricted shares of common stock that we issued to Flying J on January 29,
2003. Flying J used the proceeds to repay their outstanding loan principal balance to us of $71.6 million. Accrued interest on the loan, which was not recorded by us for financial reporting purposes due to the non-recourse nature of the loan, was forgiven. The $19.4 million net cash outlay was funded from our existing cash balance and borrowings under our credit facility. See Note 3 of
Part IV, Item 15 of this report.

         We re-initiated our stock repurchase program in August 2004. Since that time we have repurchased a total of 489,300 shares of our common stock for $16.3 million. As of February 15, 2005, there were 2,510,700 shares authorized to be repurchased under the program.

         The following table presents amounts and percentage changes between years in net cash flows from our operating, investing and financing activities.
The analysis following the table should be read in conjunction with our consolidated statements of cash flows in Part IV, Item 15 of this report.

                                                            Amount of Change Between        Percent of Change Between
                                                          -----------------------------    -----------------------------
                                                           2004/2003        2003/2002       2004/2003        2003/2002
                                                          -------------    ------------    -------------    ------------
Net Cash Provided By Operating Activities                 $   32,843       $   62,610             16%              44%
Net Cash Used In Investing Activities                     $  (50,067)      $  (16,008)            25%               9%
Net Cash Provided By (Used In) Financial Activities       $    5,142       $  (49,967)         (139)%           (108)%

Analysis of cash flow changes between 2004 and 2003

         Operating activities. Sources of cash flow from oil and gas sales increased $40.7 million from the period ended December 31, 2003 to the period ended December 31, 2004. This was a result of a 15 percent increase in our realized prices that offset a net production decrease between the comparative periods. Cash expenditures for operating expenses, exploration expense and administrative expenses increased by $2.4 million. Other revenue items decreased by $5.7 million.

         Investing Activities. The increase in net cash used resulted from $75.6 million of increased drilling expenditures in 2004 over 2003 and from a 2004 cash payment of $3.8 million held as a deposit for our Agate acquisition. These increases were offset by a $7.6 million decrease in acquisition activity in
2004. Total capital expenditures increased by 34 percent to $268.2 million from
$200.2 million in 2003. Proceeds from sales of oil and gas properties decreased by $20.7 million, but expiration of the restriction period for funds held for deferred tax exchange of oil and gas properties and net receipts from short-term investments resulted in a net cash provided change between periods of $41.8 million. Volumes, revenue and net operating margin from properties that were sold in 2003 and 2004 were not a material component in the consolidated statements of operations or balance sheets for any year presented, nor do they represent a group of assets that would qualify for discontinued operations accounting treatment.

         Cash expended in 2003 for acquisitions of oil and gas properties included our utilization of $71.6 million of short-term investments, cash equivalents and increased borrowings under our credit facility to provide a loan to Flying J as part of our acquisition of properties. This loan was secured by the shares of our common stock issued in the transaction.

         Financing activities. The $5.1 million increase in cash provided by financing activities reflects the $26.0 million we borrowed on our credit facility in 2004 to fund acquisitions and drilling activity and an $11.5 million increase in proceeds from stock option exercises over the 2003 amounts. We paid
$19.4 million to repurchase our shares from Flying J on February 9, 2004, and we paid $16.3 million to repurchase shares under our stock repurchase program. In
2003 we borrowed to fund our acquisition of properties from Flying J and used cash flow from operations to reduce our outstanding debt for the year.

         St. Mary had $6.4 million in cash and cash equivalents and had working capital of $12.0 million as of December 31, 2004, compared to $14.8 million in cash and cash equivalents and working capital of $3.1 million as of December 31,
2003.

Analysis of cash flow changes between 2003 and 2002

         Operating activities. The differences above reflect increases in sources of cash flow from oil and gas sales due to a 40 percent increase in production and a 41 percent increase in price. We did not see the full $99.2 million benefit of the net change between years in our cash flow since $40.8 million of the change in net income, adjusted for non-cash items, related to a
2003 increase in outstanding accounts receivable of $29.7 million and an $11.1 million decrease in outstanding accounts receivable in 2002. The remaining $5.7 million difference relates to proceeds from asset sales, collections of refundable income tax and increases in prepaid expenses and accounts payable.

         Investing Activities. The increase results primarily from additional capital and exploration costs. Total 2003 capital expenditures for cash, including acquisitions of oil and gas properties, increased $15.5 million or 8 percent to $200.2 million in 2003 compared to $184.7 million in 2002. Increases in proceeds from sales were partially offset by amounts deposited in long-term restricted cash accounts for the tax-deferred exchange of oil and gas properties. The long-term restricted cash was available to be used for the acquisition of oil and gas properties in 2004. The amount of cash invested in long-term restricted cash reflects our projection of the likelihood we will be successful. Our sales of proved oil and gas properties in 2003 resulted in $23.5 million of cash proceeds. Revenue and net operating margin from the properties that we sold were not a material component of the current year or any prior year component of the consolidated statements of operations or balance sheets, nor do they represent a group of assets that would qualify for discontinued operations accounting treatment.

         Cash expended in 2003 for acquisitions of oil and gas properties includes our utilization of $71.6 million of short-term investments, cash equivalents and increased borrowings under our credit facility to provide a loan to Flying J as part of our acquisition of properties. This loan was secured by the shares of our common stock issued in the transaction.

         In December 2002 we purchased oil and gas properties from Burlington
Resources Oil & Gas Company LP for $69.5 million in cash. We financed this acquisition using cash on hand and a portion of our credit facility.

         Financing activities. The $50.0 million decrease from 2002 to 2003 reflects the issuance of our convertible notes and a $3.0 million pay down of our credit facility in 2003.

         In March 2002, we issued a total of $100.0 million of our convertible notes with a 0.5 percent contingent interest provision in a private placement.
Interest payments are due on March 15 and September 15 of every year. We received net proceeds of $96.8 million after deducting the initial purchasers'
discount and offering expenses payable by us. The convertible notes are general unsecured obligations and rank on a parity in right of payment with all our existing and future senior indebtedness and other general unsecured obligations, and are senior in right of payment with all our future subordinated indebtedness. We used a portion of the net proceeds from the convertible notes to repay our credit facility balance and used the remaining net proceeds to fund a portion of our 2002 capital expenditures. In October 2004 we entered into interest rate swap agreements on a total notional amount of $50.0 million of the convertible notes, which lowered our interest expense in 2004. The convertible notes can be converted into our common stock at a conversion price of $26.00 per share, subject to adjustment. See Note 5 of Part IV, Item 15 of this report for a more detailed discussion of the conversion features. The first date that St.
Mary may redeem the convertible notes is in March 2007. Our current stock price is in excess of the $26.00 conversion price.

         St. Mary had $14.8 million in cash and cash equivalents and had working capital of $3.1 million as of December 31, 2003, compared to $11.2 million in cash and cash equivalents and working capital of $2.1 million as of December 31,
2002.

2005 Capital Expenditure Budget

         We continuously evaluate opportunities in the marketplace for oil and gas properties and, accordingly, may be a buyer or a seller of properties at various times. We will continue to emphasize smaller niche acquisitions utilizing our technical expertise, financial flexibility and structuring experience. In addition, we are also actively seeking larger acquisitions of assets or companies that would afford opportunities to expand our existing core areas, add additional geoscientists and/or engineers, or gain a significant acreage and production foothold in a new basin.

         Expenditures for exploration and development of oil and gas properties and acquisitions are the primary use of our capital resources. We anticipate spending approximately $418 million for capital and exploration expenditures in
2005 with $125 million allocated for acquisitions of producing properties.
Anticipated ongoing exploration and development expenditures for each of our core areas are as follows:

                                  ---------------------------------
                                                      Gross Well
                                   In Millions           Count
                                  ---------------   ---------------
Rocky Mountain region             $         95               118
Mid Continent region                        87                90
Gulf Coast region                           41                27
ArkLaTex region                             34                81
Coalbed Methane                             26               183
Permian Basin region                        10                35
                                  ---------------   ---------------
    Total                         $        293               534
                                  ===============   ===============

         We regularly review our capital expenditure budget to reflect changes in current and projected cash flows, acquisition opportunities, debt requirements and other factors. The above allocations are subject to change based on various factors and results, including the availability of drilling and service rigs.

         The following table sets forth certain information regarding the costs incurred by us in our oil and gas activities:

                                        Years Ended December 31,
                          -----------------------------------------------------
                               2004              2003                2002
                          ---------------   ----------------    ---------------
                                             (In thousands)
Development costs         $    190,829      $    111,908        $     74,376
Exploration costs               37,977            33,296              22,548
Acquisitions:
   Proved                       69,054            73,989              85,559
   Unproved                      7,646             8,942               2,147
   Leasing activity              7,877             7,480               8,128
                          ---------------   ----------------    ---------------
Total                     $    313,383      $    235,615        $    192,758
                          ===============   ================    ===============

         Our costs incurred for capital and exploration activities in 2004 increased $77.8 million or 33 percent compared to 2003. This increase was a result of a planned $20.3 million increase in the drilling activity budget, a
$17.1 million increase in the acquisition budget, an $8.6 million increase in capitalized costs associated with asset retirement obligations, and an additional $63.0 million spent on opportunities that arose during 2004. We reallocated $31.2 million from the acquisitions budget for these opportunities.

         We continue to move forward with the development of coalbed methane reserves in our Hanging Woman Basin project. We have 154,000 net lease acres in the basin and are concentrating our initial development on 80,000 net acres located in Wyoming. Outstanding legal challenges filed by environmental public interest groups affect 47,000 net acres in Montana relating to this project. See
Legal Proceedings under Part I, Item 3 of this report.

         In 2002 we used a portion of the proceeds from our convertible debt offering to fund our capital expenditures budget, but historically we have used internally generated cash flow, existing cash and our credit facility. We believe that internally generated cash flow and our credit facility will be utilized in 2005. The amount and allocation of future capital and exploration expenditures will depend upon a number of factors including the number and size of available acquisition opportunities, whether we can make economic acquisitions and our ability to assimilate acquisitions we are considering.
Also, the impact of oil and gas prices on investment opportunities, the availability of capital and borrowing capability and the success of our development and exploratory activity could lead to funding requirements for further development.

Financing alternatives

         The debt and equity financing capital markets remain very attractive to energy companies who operate in the exploration and production segment. This is a result of strong commodity prices and the general strength reflected in the balance sheets of the companies in this segment. As our cash balance and availability under our existing credit facility are significant, we are not currently considering accessing the capital markets in 2005. However, if additional development or attractive acquisition opportunities arise that exceed our current available resources, we may consider other forms of financing, including the public offering or private placement of equity or debt securities as well as expanding our borrowing availability under traditional secured bank financing.

Sensitivity analysis

         The next table reflects our estimate of the effect on cash flow from operations for the years presented of a 10 percent change in our average realized sales price for natural gas, for oil and in total. These amounts have been reduced by the effective income tax rate applicable to each period since a reduction in revenue would reduce cash requirements to pay income taxes. General and administrative expenses have not been adjusted. To fund the capital and exploration expenditures we incurred in those years we would have been required to access our credit facility as a source of funds. In each of these years we had sufficient borrowing base available under our credit facility to meet this contingency without reducing or eliminating expenditures and affecting our growth strategy. Taking into account the February 15, 2005, loan balance of our credit facility we believe we have sufficient borrowing base available to continue our growth strategy if prices should change.

Pro Forma effect on revenues of a 10
    percent change in average sales price:
------------------------------------------------
                                  As of and for the Years Ended December 31,
                              -------------------------------------------------
                                  2004              2003             2002
                              --------------  ----------------  ---------------
                                               (In thousands)
Natural Gas                   $    15,280     $      13,889     $      6,944
Oil                           $     9,180     $       6,979     $      4,350
                              --------------  ----------------  ---------------
Total                         $    24,460     $      20,868     $     11,294
                              ==============  ================  ===============

Summary of oil and gas production hedges in place

         Our net realized oil and gas prices are impacted by hedges we have placed on future forecasted transactions. We have historically entered into hedges of existing production around the time we make acquisitions of producing oil and gas properties. Our intent is to lock-in a significant portion of an equivalent amount of our existing production to the prices we used to evaluate the economics of our acquisition. We are also hedging a small percentage of our forecasted production on a discretionary basis.

         Note 10 of Part IV, Item 15 of this report contains important information about our oil and gas derivative contracts including the volumes and average contract prices of hedges we currently have in place as of December 31,
2004. We have not entered into any additional hedges as of February 15, 2005. We anticipate that all hedge transactions will occur as expected.

         For swap contracts in place on December 31, 2004, a hypothetical increase of 10 percent in future gas strip prices representing a $0.58 weighted-average increase per MMBtu applied to a notional amount of 9.9 million
MMBtu covered by natural gas swaps would cause a decrease in the value of derivative instruments of $5.7 million. A hypothetical increase of 10 percent in the future NYMEX strip oil prices representing a $4.12 increase per Bbl applied to a notional amount of 1.4 MMBbl covered by crude oil swaps would cause a decrease in the value of derivative instruments of $5.7 million.

         For collar contracts in place on December 31, 2004, a hypothetical increase of 10 percent in future gas strip prices representing a $0.57 weighted-average increase per MMBtu applied to a notional amount of 1.9 million
MMBtu covered by natural gas collars would cause a decrease in the value of derivative instruments of $729,000.

         The effect of price increases would impact our hedge gain or loss amounts. However, these are cash flow hedges with high correlation, and the price we receive on the underlying production would be higher by approximately the same amount. The effect on our results of operations would be minimal.

Summary of interest rate hedges in place

         We entered into fixed-rate to floating-rate interest rate swaps on
$50.0 million of convertible notes on October 3, 2003. We attempt to maintain a balanced allocation between fixed and floating rate debt. As our usage of the credit facility at that time was nearing zero, we elected to exchange fixed rate payments for floating rate payments on a portion of the interest on our convertible notes. This hedge does not qualify for fair value hedge treatment under SFAS No. 133, Accounting for Derivative Instruments and Hedging
Activities. Excluding accrued payments due to us at December 31, 2004, the interest rate swaps had a fair value liability of $432,000. Derivative loss in the consolidated statements of operations for the years ended December 31, 2004, and 2003, includes $328,000 and $104,000, respectively, of loss related to the fair value liability increase.

Schedule of contractual obligations

         The following table summarizes our future estimated principal payments and minimum lease payments for the periods specified (in millions):

                                             Less than                              More than 5
Contractual Obligations          Total        1 year      1-3 years    3-5 years       years
---------------------------    -----------  -----------  -----------  -----------  -------------
Long-Term Debt                   $ 137.0     $     -      $  137.0     $       -    $        -

Operating Leases                   10.7          2.4           3.1           2.3           2.9

Other Long-Term Liabilities        10.6          1.8           4.7           1.7           2.4
                               -----------  -----------  -----------  -----------  -------------
Total                           $ 158.3      $   4.2      $  144.8     $     4.0    $      5.3
                               ===========  ===========  ===========  ===========  =============

         This table excludes the unfunded portion of our estimated pension liability of $1.4 million, as we cannot determine with accuracy the timing of future payments. The table also excludes estimated payments associated with our net profits plan. We record a liability for the estimated future payments.
However, predicting the precise timing the liability will be paid is contingent upon estimates of appropriate discount factors adjusting for risk and time-value and upon a number of factors that we cannot control. We have excluded asset retirement obligations because we are not able to precisely predict the timing for these amounts. Pension liabilities and asset retirement obligations are discussed in Note 8 and Note 9, respectively, and the net profits plan is discussed in Note 7 of Part IV, Item 15 of this report.

         Three leases for office space will expire in year 3, and a fourth office space lease will expire in year 4. Estimated costs to replace these leases are not included in the table above. For purposes of the table we assume that the holders of our convertible notes will not exercise the conversion feature. If the holders do exercise their conversion feature, we will not have to repay the $100.0 million upon conversion. Our common shares outstanding would increase by 3,846,150 shares.

         We believe that we will continue to pay annual dividends of at least
$0.10 per share. We anticipate making cash payments for income taxes, dependent on net income and capital spending.

Off-Balance Sheet Arrangements

         Aside from operating leases we do not have any off-balance sheet financing nor do we have any unconsolidated subsidiaries.

Critical Accounting Policies and Estimates

         We are engaged in the exploration, development, acquisition and production of natural gas and crude oil. Our discussion of financial condition and results of operation is based upon the information reported in our consolidated financial statements. The preparation of these consolidated financial statements requires us to make assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities at the date of our financial statements. We base our decisions affecting the estimates we use on historical experience and various other sources that are believed to be reasonable under the circumstances. Actual results may differ from the estimates we calculate due to changing business conditions or unexpected circumstances. Policies we believe are critical to understanding our business operations and results of operations are detailed below. For additional information on our significant accounting policies you should see Note 1 - Summary of Significant Accounting Policies,
Note 9 - Asset Retirement Obligations, and Note 12 - Disclosures About Oil and
Gas Producing Activities in Part IV, Item 15 of this report.

         Oil and gas reserve quantities. Estimated reserve quantities and the related estimates of future net cash flows are the most important estimates for an exploration and production company because they affect the perceived value of our company, are used in comparative financial analysis ratios, and are used in significant accounting estimates including the periodic calculations of depletion, depreciation and impairment for our proved oil and gas properties.
Proved oil and gas reserves are the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future periods from known reservoirs under existing economic and operating conditions. Future cash inflows and future production and development costs are determined by applying benchmark prices and costs, including transportation, quality and basis differentials, in effect at the end of each period to the estimated quantities of oil and gas remaining to be produced at the end of that period. Expected cash flows are reduced to present value using a discount rate that depends upon the purpose for which the reserve estimates will be used. For example, the standardized measure calculation required by SFAS No. 69, Disclosures about Oil and Gas Producing

Activities, requires a 10 percent discount to be applied. Although reserve estimates are inherently imprecise, and estimates of new discoveries and undeveloped locations are more imprecise than those of established proved producing oil and gas properties, we make considerable effort to estimate our reserves. We expect that periodic reserve estimates will change in the future as additional information becomes available or as oil and gas prices and operating and capital costs change. We evaluate and estimate our oil and gas reserves at
December 31 and June 30 of each year. For purposes of depletion, depreciation, and impairment, reserve quantities are adjusted at all interim periods for the estimated impact of additions and dispositions. Changes in depletion, depreciation or impairment calculations caused by changes in reserve quantities or net cash flows are recorded in the period that the reserve estimates changed.

         The following table presents information regarding reserve changes from period to period that reflect changes from items we do not control, such as price, and from changes resulting from better information due to production history and well performance. These changes do not require a capital expenditure on our part, but may have resulted from capital expenditures we incurred to develop other estimated proved reserves.

                                                       Years Ended December 31,
                         ----------------------------------------------------------------------------
                                  2004                     2003                      2002
                         -----------------------  ------------------------  -------------------------
                           MMCFE      Percent        MMCFE      Percent        MMCFE      Percent
                                      of total                  of total                  of total
                          Change      Additons      Change      Additons      Change      Additons
                         ----------  -----------  -----------  -----------  -----------  ------------

Revisions resulting
    from price changes     16,206        11%          6,750            3%      33,931           20%
Revisions resulting
    From performance      (26,127)      (18)%        14,290            6%      (7,569)         (4)%
                         ----------  -----------  -----------  -----------  -----------  ------------
Total                      (9,921)       (7)%        21,040            9%      26,362           16%
                         ==========  ===========  ===========  ===========  ===========  ============

         Over the three-year period, we added 537.0 million MCFE of reserves, and 56.9 million MCFE, or 11 percent, were a result of price changes. A 19.4 million MCFE, or four percent, reduction in reserves was a result of changes in estimates based on the performance of our oil and gas properties. As previously noted, oil and gas prices are volatile and estimates of reserves are inherently imprecise. Consequently, we anticipate we will continue to experience these types of changes.

         The following table reflects the estimated MMCFE change and percentage change to our reported reserve volumes from the described hypothetical changes:

                                                      Years Ended December 31,
                               ----------------------------------------------------------------------
                                        2004                    2003                    2002
                               ----------------------  ---------------------  -----------------------
                                 MMCFE      Percent      MMCFE     Percent      MMCFE       Percent
                                 Change      Change     Change      Change      Change      Change
                               -----------  ---------  ----------  ---------  -----------  ----------

A 10% decrease in pricing         16,672          3%       9,479         2%      8,700            2%
A 10% decrease in proved
    undeveloped reserves           9,839          1%      6,744          1%      6,043            1%

         Additional reserve information can be found in the reserve table and discussion included in Item 1 of Part I of this report.

         Successful efforts method of accounting. Generally accepted accounting principles provide for two alternative methods for the oil and gas industry to use in accounting for oil and gas producing activities. These two methods are generally known in our industry as the full cost method and the successful efforts method. Both methods are widely used. The methods are different enough that in many circumstances the same set of facts will provide materially different financial statement results within a given year. We have chosen the successful efforts method of accounting for our oil and gas producing activities, and a detailed description is included in Note 1 of Part IV, Item 15 of this report.

         Revenue recognition. Our revenue recognition policy is significant because revenue is a key component of our results of operations and our forward-looking statements contained in our analyses of liquidity and capital resources. We derive our revenue primarily from the sale of produced natural gas and crude oil. We report revenue gross for the amounts we receive before taking into account production taxes and transportation costs which are reported as separate expenses. Revenue is recorded in the month our production is delivered to the purchaser, but payment is generally received between 30 and 90 days after the date of production. At the end of each month we make estimates of the amount of production delivered to the purchaser and the price we will receive. We use our knowledge of our properties; their historical performance; the anticipated effect of weather conditions during the month of production; NYMEX and local spot market prices; and other factors as the basis for these estimates.
Variances between our estimates and the actual amounts received are recorded in the month payment is received. A 10 percent change in our year-end revenue accrual would have impacted net income before tax by $7.9 million in 2004.

         Crude oil and natural gas hedging. Our crude oil and natural gas hedging contracts will usually qualify for cash flow deferral hedge accounting under SFAS No. 133. This policy is significant because it affects the timing of revenue recognition in our statements of operations and is discussed prominently in our forward-looking statements contained in our discussions of liquidity and capital resources. Under this accounting pronouncement a majority of the gain or loss from a contract qualifying as a cash flow hedge is deferred as to statement of operations recognition. The position reflected in the statement of operations is based on the actual settlements with the counterparty. If our natural gas and crude oil hedge contracts did not qualify for hedge accounting treatment or we chose not to use this hedge accounting methodology, our periodic statements of operations could include significant changes in the estimate of non-cash derivative gain or loss due to swings in the value of these contracts.
Consequently we would report a different amount for oil and gas hedge loss in our statements of operations. These fluctuations could be especially significant in a volatile pricing environment such as we have encountered over the last three years. Net income after tax would have increased or (decreased) for 2004,
2003 and 2002 by the following amounts: $2.6 million, $(14.3 million), and $(6.3 million), respectively.

         Asset retirement obligations. Under SFAS No. 143, Accounting for Asset
Retirement Obligations, we are required to recognize an estimated liability for future costs associated with the abandonment of our oil and gas properties. We base our estimate of the liability on our historical experience in abandoning oil and gas wells projected into the future based on our current understanding of federal and state regulatory requirements. Our projections require us to estimate economic lives of our properties, future inflation rates applied to external estimates as well as a credit adjusted risk-free rate to use in present value calculations. The statement of operations impact of this calculation is reflected in our depreciation, depletion and amortization calculations and occurs over the remaining life of our oil and gas properties.

         Valuation of long-lived and intangible assets. Our property and equipment is recorded at cost. An impairment allowance is provided on unproved property when we determine that the property will not be developed or the carrying value will not be realized. We evaluate the realizability of our proved properties and other long-lived assets whenever events or changes in circumstances indicate that impairment may be appropriate. Our impairment test compares the expected undiscounted future net revenues from a property, using escalated pricing, with the related net capitalized costs of the property at the end of each period. When the net capitalized costs exceed the undiscounted future net revenue of a property, the cost of the property is written down to our estimate of fair value, which is determined by applying a discount rate that we believe is indicative of the current market. Our criteria for an acceptable internal rate of return are subject to change over time. Different pricing assumptions or discount rates could result in a different calculated impairment.

         Change in Net Profits Plan liability. We record the estimated liability of future payments under our net profits plan because it is a vested employee benefit. The estimated liability is calculated based on a number of interrelated assumptions we control, including estimates of oil and gas reserves, recurring and workover lease operating expense, tax rates, present value discount factors and certain pricing assumptions. The estimates we use in calculating the liability are modified by us from reporting period to reporting period based on new information attributable to the underlying assumptions. Changes in the estimated liability of future payments associated with this plan are recorded as increases or decreases to expense in the current period. Changes in estimated future pricing, the costs of operating properties, tax rates, reserve quantities, production rates, or discount factors could have a material impact on the calculated liability and our consolidated statements of operations.
Changes in the expense caused by changes in the underlying estimates are recorded in the period that the estimates change. A significant component of the estimated future liability is based on oil and gas pricing. A 10 percent increase to the pricing assumptions used in the measurement of this liability at
December 31, 2004 would have decreased net income before taxes by $8.1 million in 2004.

         Income taxes. We provide for deferred income taxes on the difference between the tax basis of an asset or liability and its carrying amount in our financial statements in accordance with SFAS No. 109, Accounting for Income
Taxes. This difference will result in taxable income or deductions in future years when the reported amount of the asset or liability is recovered or settled, respectively. Considerable judgment is required in determining when these events may occur and whether recovery of an asset is more likely than not.
Additionally, our federal and state income tax returns are generally not filed before the consolidated financial statements are prepared, therefore we estimate the tax basis of our assets and liabilities at the end of each period as well as the effects of tax rate changes, tax credits and net operating and capital loss carryforwards and carrybacks. Adjustments related to differences between the estimates we used and actual amounts we reported are recorded in the period in which we file our income tax returns. These adjustments and changes in our estimates of asset recovery could have an impact on our results of operations. A one percent change in our effective tax rate would have affected our calculated income tax expense by $1.5 million for the year ended December 31, 2004.

         Stock based compensation. We account for stock-based compensation using the intrinsic value recognition and measurement principles detailed in
Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to
Employees. No stock-based employee compensation expense relating to stock options has been reflected in our general and administrative expense as all options granted under our plans had an exercise price equal to the market value of the underlying common stock on the date of grant. We currently use the
Black-Scholes option valuation model to calculate required disclosures under
SFAS No. 123. In December 2004 the FASB issued SFAS No. 123(R), Shared-Based
Payment. This statement provides for the accounting for transactions in which an entity exchanges equity instruments or incurs liabilities in exchange for goods or services. The statement is effective for us as of July 1, 2005. Following implementation, we anticipate that we will have expense associated with unvested options totaling $5.7 million that must be recorded in future periods under the modified-prospective method.

         Additional Comparative Data in Tabular Format:

                                                                   Change Between Years
                                                         ----------------------------------------
Oil and Gas Production Revenues:                           2004 and 2003         2003 and 2002
                                                         ------------------    ------------------
Increase in oil and gas production                        $       48,204        $      179,444
     revenues (in thousands)

Components of Revenue Increases (Decreases):

Natural Gas
-----------
Price change per Mcf                                      $         0.63        $          1.89
Price percentage change                                              13%                    63%
Production change (MMcf)                                         (3,065)                 11,499
Production percentage change                                        (6)%                    30%

Oil
---
Price change per Bbl                                      $         5.57        $          1.62
Price percentage change                                              21%                     6%
Production change (MBbl)                                             258                  1,726
Production percentage change                                          6%                    61%

Our product mix as a percentage of total oil and gas revenue and production:
                                                  Years Ended December 31,
                                      -------------------------------------------------
                                          2004              2003              2002
                                      --------------    --------------    -------------
Revenue
-------
Natural Gas                                 59%               66%               63%
Oil                                         41%               34%               37%
Production
Natural Gas                                 62%               65%               69%
Oil                                         38%               35%               31%

Information regarding the effects of oil and gas hedging activity:
                                                                               Years Ended December, 31
                                                            ---------------------------------------------------------------
                                                                   2004                   2003                  2002
                                                            ------------------    -------------------    ------------------
Natural Gas Hedging
-------------------
Percentage of gas production hedged                                       25%                    40%                   45%
Natural gas MMBtu hedged                                         12.9 million           21.7 million          18.9 million
(Decrease) in gas revenue                                      ($15.5 million)        ($11.4 million)        ($4.1 million)
Average realized gas price per Mcf before hedging           $            5.85     $             5.12     $            3.10

Oil Hedging
-----------
Percentage of oil production hedged                                       45%                    54%                   54%
Oil volumes hedged (MBbl)                                               2,156                  2,474                 1,518
Increase (decrease) in oil revenue                             ($34.8 million)        ($11.1 million)         $1.9 million
Average realized oil price per Bbl before hedging           $           39.77     $            29.40     $           24.69

Information regarding the components of exploration expense:
                                                                  Years Ended December 31,
                                                    ---------------------------------------------------
                                                         2004               2003              2002
                                                    --------------    ---------------    --------------
Summary of Exploration Expense (In millions)
--------------------------------------------
Geological and geophysical expenses                 $         7.3     $          5.1     $         3.5
Exploratory dry holes                                         4.2                8.5               7.7
Overhead and other expenses                                  17.1               11.7               8.1
                                                    --------------    ---------------    --------------
                                                    $        28.6     $         25.3     $        19.3
                                                    ==============    ===============    ==============

Comparison of Financial Results and Trends between 2004 and 2003

         Oil and gas production revenues. Average net daily production decreased two percent to 206.0 MMCFE for 2004 compared with 210.7 MMCFE in 2003. Wells completed and properties acquired in 2003 and during 2004 have added revenue of
$102.8 million and average net daily production of 38.2 MMCFE in 2004 compared to 2003. These increases are offset by natural declines in production from older properties and 3.9 MMCFE per day of 2003 production from properties that were sold in 2003.

         Oil and gas hedge loss. As noted in the table above, the 124 percent increase in total oil and gas hedge loss to $50.3 million was caused by a 35 percent increase in the average pre-hedge oil price and a 14 percent increase in the pre-hedge gas price.

         Oil and gas production expenses. Total production costs increased $7.0 million or eight percent to $95.5 million for 2004, from $88.5 million in 2003.
Our acquisition of properties added $2.8 million of incremental production costs, and wells completed in 2003 and 2004 added $7.7 million of incremental production costs in 2004 that were not reflected in 2003. We experienced an increase in production taxes consistent with the increase in revenue from higher realized prices.

         Total oil and gas production costs per MCFE increased $0.12 to $1.27 for 2004, compared with $1.15 for 2003. This increase is comprised of the following:

         o        A $0.07 increase in production taxes due to higher realized per MCFE prices;
         o        A $0.01 increase in transportation costs;
         o        A $0.01 decrease in LOE relating to workover charges;
         o        A $0.04 increase in LOE that reflects increasing costs in our
                  Rocky Mountain region; and
         o        A $0.01 increase reflecting a general increases in LOE per
                  MCFE in our other core areas.

         Exploration expense. Exploration expense increased 13 percent in 2004.
The most significant component of our increase to exploration expense was $5.5 million for exploration overhead we are incurring as we increase the size of our geologic and exploration staff.

         General and administrative expense. General and administrative expenses increased $807,000 or four percent to $22.0 million for 2004, compared with
$21.2 million in 2003. The increase in cost on a per MCFE basis of $0.01 reflects the effect of the four percent increase in G&A and a two percent decrease in production between the respective periods.

         An increase in our employee count from 226 to 249 has resulted in a general increase in G&A of $4.2 million between 2004 and 2003. That increase plus a $913,000 increase in fees that are directly related to Sarbanes-Oxley compliance, and a $959,000 increase in other professional fees were offset by an increase of $5.5 million of general and administrative expense we allocated to exploration expense.

         Change in Net Profits Plan liability. This expense is the change in the net present value of estimated future incentive compensation payments to be made to plan participants under the computational provisions of the plan. During 2004 we determined that the expense adjustment related to the estimated future net profits plan liability should be presented separately from general and administrative and exploration expense because this liability is calculated based on the estimated net cash flows not yet realized from the future production of oil and gas and as such are not current expenses like general and administrative or exploration expense. This reclassification has the effect of reducing previously reported general and administrative expense and exploration expense to include only those amounts paid or accrued under the net profits plan that relate to current period oil and gas operations. For the year ended
December 31, 2004, the expense related to the change in the estimated liability for this plan increased to $24.4 million from $5.3 million for 2003. This increase is due to the performance of individual pools, the effect of a higher price environment, and the application of lower discount rates to reflect the current economics of the market. Adjustments to the liability are subject to estimation and may change dramatically from year-to-year based on assumptions used for production rates, reserve quantities, commodity pricing, discount rates, tax rates, and production costs.

         Interest expense. Interest expense decreased by $1.7 million to $6.2 million for 2004 compared to $8.0 million for 2003. The decrease reflects the benefit of interest rate swaps we entered into on October 3, 2003, and decreased average borrowings under our credit facility in 2004 relative to the prior year.

         Income tax expense. Income tax expense totaled $53.7 million for 2004 and $55.9 million in 2003, resulting in effective tax rates of 36.8 percent and
38.3 percent, respectively. The effective rate change from 2003 reflects percentage depletion and other permanent differences as well as changes in the composition of the highest marginal state tax rates as a result of acquisition and drilling activity. The cumulative effect of the change in marginal state tax rates that we recorded in 2004 was a result of filing our 2003 income tax returns and completing the evaluation of the impact on future temporary difference reversals.

         The current portion of the income tax expense in 2004 is $22.5 million compared to $32.2 million in 2003. These amounts are 42 percent and 58 percent of the total tax for the respective periods. The difference results from decreased estimated taxable income caused by an increase in the estimated percentage of deductible intangible drilling costs relative to total income and the effect of an increase in stock option exercises. Unless the prices we receive for oil and gas change radically from our projections or we adjust the drilling portion of our budget, we estimate that the proportion of taxable income to book income will remain somewhat the same in 2005. Therefore, we believe that current taxable income will be lower and that the current portion of income tax as a percentage of total income tax will also remain somewhat the same.

         Cumulative effect of change in accounting principal, net of income tax.
On January 1, 2003 we adopted SFAS No. 143. The impact of adoption resulted in income to us of $8.8 million offset by the deferred income tax effect of $3.4 million. See Note 9 in Part IV, Item 15 of this report.

Comparison of Financial Results and Trends between 2003 and 2002

         Oil and gas production revenues. Average net daily production increased
40 percent to 210.7 MMCFE for 2003 compared with 150.8 MMCFE in 2002. Included in our 2003 production volumes are 13.8 MMCFE from the Burlington and Flying J acquisitions. Wells completed and acquired in 2002 and 2003 have added revenue of $135.3 million and average net daily production of 71.0 MMCFE in 2003 compared to 2002.

         Oil and gas hedge loss. The $20.2 million increase in loss between 2003 and 2002 results from a combination of increased prices for oil and gas and an increase in the volumes we hedged as a result of our Burlington and Flying J property acquisitions.

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
         o        A $0.14 increase in LOE that reflects our addition of
                  higher-cost oil properties in our Rocky Mountain region
                  through acquisitions from Burlington and Flying J; and
         o        A $0.06 decrease reflecting general decreases in LOE per MCFE in our other core areas.

         Exploration expense. Exploration expense increased 31 percent in 2003.
The most significant component of our increase to exploration expense was $3.6 million for increased exploration overhead due to increases in our geologic and exploration staff as a result of the acreage we have acquired in the Williston,
Green River, Wind River and Powder River basins and due to increases in our exploration-related incentive compensation.

         General and administrative expense. General and administrative expenses increased $7.5 million or 55 percent to $21.2 million for 2003, compared with
$13.7 million in 2002. The increase in cost on a per MCFE basis reflects a higher percentage increase in G&A than the proportionate increase in production of 40 percent for the period.

         An increase in our employee count from 185 to 226 resulted in a general increase in G&A of $5.4 million between 2003 and 2002. That increase plus a
$6.8 million increase in expense associated with our incentive compensation plans, a $1.0 million increase in accrued charitable contributions expense and a
$539,000 increase in insurance and corporate governance costs were offset by a
$6.9 million increase in COPAS overhead reimbursement from operations and
G&A we allocated to exploration expense. COPAS overhead reimbursement from operations increased by $3.5 million due to 413 additional properties we operate in our Rocky Mountain region as a result of our Burlington and Flying J acquisitions. During 2003 we sold 74 of these properties. The increase in expense associated with our incentive compensation plans reflects both the benefit we received from the current price environment for past employee performance and the performance of our employees during that year.

         Change in Net Profits Plan liability. The increase in the estimated liability resulted in expense of $5.3 million for the year ended December 31,
2003 compared to $846,000 for 2002.

         Interest expense. Interest expense increased by $4.1 million to $8.0 million for 2003 compared to $3.9 million for 2002. The increase reflects a full year of accrued interest in 2003 on our convertible notes that were issued in
March 2002, the benefit of an interest rate swap that reduced interest expense in 2002 by $839,000, the 0.5 percent contingent interest provision which applied in all of 2003 but for only 15 days during the comparable period in 2002, and increased borrowings under our credit facility in 2003 relative to the prior year.

         Income tax expense. Income tax expense totaled $55.9 million for 2003 and $15.0 million in 2002, resulting in effective tax rates of 38.3 percent and
35.3 percent, respectively. The effective rate change from 2002 reflected an increase in our highest marginal federal tax rate, the expiration of the Section
29 tax credit, adjustments to valuation allowances to reflect the likelihood that prior Alternative Minimum Tax credits created by Section 29 credits will not be used, changes in the composition of the highest marginal state tax rates as a result of our recent acquisitions and the 2002 adjustment to valuation allowances against state income taxes from net operating loss carryovers.

         The current portion of the income tax expense in 2003 was $32.2 million compared to $569,000 in 2002. These amounts are 58 percent and 4 percent of the total tax for the respective periods. The difference resulted from increased taxable income caused by significantly higher oil and gas prices and production, and a reduction in the percentage of deductible intangible drilling costs relative to total income.

         Cumulative effect of change in accounting principal, net of income tax.
On January 1, 2003 we adopted SFAS No. 143. The impact of adoption resulted in income to us of $8.8 million offset by the deferred income tax effect of $3.4 million. See Note 9 of the Notes to Consolidated Financial Statements under Part
IV, Item 15 of this report.

Other Liquidity and Capital Resource Information

Common Stock Activity

         On January 29, 2003, we financed the acquisition of oil and gas properties by issuing a total of 3,380,818 restricted shares of our common stock to Flying J Oil & Gas Inc. and Big West Oil & Gas Inc. In addition, we made a non-recourse loan to Flying J and Big West in the amount of $71.6 million at LIBOR plus 2 percent for up to a 39-month period. We also entered into a put and call option agreement with Flying J whereby during the 39-month loan period
Flying J could elect to put these shares to us for $71.6 million plus accrued interest on the loan during the first thirty months of the loan period, and we could elect to call the shares for $97.4 million, with the proceeds from the exercise of either the put option or the call option to be applied to the repayment of the loan. For financial reporting purposes the above arrangements were treated as an acquisition of properties in exchange for $71.6 million of cash plus the net option to Flying J valued at $1.0 million, resulting in a total valuation of $72.6 million. See Note 3 of Part IV, Item 15 of this report.

         On February 9, 2004, we repurchased for $91.0 million the 3.4 million restricted shares of common stock. Flying J used the proceeds to repay their outstanding loan principal balance to us. Accrued interest on the loan, which was not recorded by us for financial reporting purposes due to the non-recourse nature of the loan, was forgiven. The $19.4 million net cash outlay was funded from our existing cash balance and borrowings under our credit facility. See
Note 3 of Part IV, Item 15 of this report.

         We reinitiated our stock repurchase program in August 2004. In the third quarter of 2004 we repurchased a total of 489,300 shares of our common stock for $16.3 million.

         During 2004 we received net proceeds of $14.0 million from employee's and director's options exercises on 699,526 shares of common stock.

Pension Benefits

         Substantially all of our employees who meet age and service requirements participate in a non-contributory defined benefit pension plan. At
December 31, 2004, we have recorded a $746,000 pre-tax loss in accumulated other comprehensive income related to this plan. We believe this obligation will be funded from future cash flow from operating activities. For purposes of calculating our obligation under the plan, we have used an expected return on plan assets of eight percent. We think this rate of return is appropriate over the long-term given the 60 percent equity and 40 percent debt securities mix of investment for plan assets and the historical rate of return provided by equity and debt securities since the 1920s. Our estimated rate of return was 11.7 percent for 2004 and was 24.6 percent for 2003. The difference in investment income using our projected rate of return compared to our actual rates of return for the past two years was not material and will not have a material effect on statements of operation or cash flow from operating activities in future years.

         For the 2004 plan year, a 0.50 percentage point decrease in the discount rate combined with a 0.50 percentage point increase in the rate of future compensation increases caused a $971,000 increase in the projected benefit obligation of the plan. We do not believe this change was material and project that it will not have a material effect on the results of operations or on cash flow from operating activities in future periods.

         We also have a supplemental non-contributory defined benefit pension plan that covers certain management employees. There are no plan assets for this plan. For the 2004 plan year, a 0.50 percentage point decrease in the discount rate combined with a 0.50 percentage point increase in the rate of future compensation increases caused a $126,000 increase in the projected benefit obligation for this plan. This plan's accumulated benefit obligation was $1.2 million at December 31, 2004, and 2003. We believe this obligation will be funded from future cash flow from operating activities.

Accounting Matters

         We recognized a $5.4 million gain net of income tax in 2003 from the adoption of SFAS No. 143 effective January 1, 2003.

         In December 2004 the FASB issued a revision to SFAS No. 123. See Note 7 of Part IV, Item 15 of this report for more detailed discussion regarding the impact of adoption.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required by this item is provided under the captions
"Interest Rate Market Risk" and "Sensitivity Analysis" in Item 7 above and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Financial Statements that constitute Item 8 follow the text of this report. An index to the Consolidated Financial Statements and
Schedules appears in Item 15(a) of this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE

         None.

ITEM 9A. CONTROLS AND PROCEDURES

         We maintain a system of disclosure controls and procedures that are designed to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to ensure that such information is accumulated and communicated to our management, including the Chief Executive
Officer and the Vice-President - Finance, as appropriate to allow timely decisions regarding required disclosure.

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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Stockholders' of St. Mary Land & Exploration Company

     Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f)
and 15d-15(f) under the Securities Exchange Act of 1934, as amended. The
Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that:

     (i)  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

     (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

     (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

     Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring
Organizations of the Treadway Commission in Internal Control-Integrated
Framework.

     Based on our assessment and those criteria, management believes that the
Company maintained effective internal control over financial reporting as of
December 31, 2004.

     The Company's independent auditors have issued an attestation report on management's assessment of the Company's internal controls over financial reporting. That report immediately follows this report.

/S/ MARK A. HELLERSTEIN                     /S/ DAVID W. HONEYFIELD
-----------------------                     -----------------------
Mark A. Hellerstein                         David W. Honeyfield
Chairman, CEO and President                 Vice President-Finance, Secretary &
February 23, 2005                           Treasurer
                                            February 23, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
St. Mary Land & Exploration Company and Subsidiaries

We have audited management's assessment, included in the accompanying
Management's Report on Internal Control over Financial Reporting, that St. Mary
Land & Exploration Company and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The
Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company
Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal
Control--Integrated Framework issued by the Committee of Sponsoring
Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal
Control--Integrated Framework issued by the Committee of Sponsoring
Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company
Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2004, of the Company, and our report dated February 23, 2005, expressed an unqualified opinion on those financial statements.

/S/ DELOITTE & TOUCHE LLP

Denver, Colorado
February 23, 2005

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item concerning St. Mary's Directors is incorporated by reference to the information provided under the captions
"Election of Directors" and "Nominees for Election of Directors" in St. Mary's
definitive proxy statement for the 2005 annual meeting of stockholders to be filed within 120 days from December 31, 2004. The information required by this
Item concerning St. Mary's executive officers is incorporated by reference to the information provided in Part I--Item 4A--EXECUTIVE OFFICERS OF THE
REGISTRANT, included in this Form 10-K.

         The information required by this Item concerning compliance with
Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information provided under the caption "Section 16(a)
Beneficial Ownership Reporting Compliance" in St. Mary's definitive proxy statement for the 2005 annual meeting of stockholders to be filed within 120 days from December 31, 2004.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item is incorporated by reference to the information provided under the captions, "Director Compensation," "Executive
Compensation," "Report of the Compensation Committee on Executive Compensation,"
"Retirement Plans," "Performance Graph," and "Employee Agreements and
Termination of Employment and Change-in-Control Arrangements" in St. Mary's
definitive proxy statement for the 2005 annual meeting of stockholders to be filed within 120 days from December 31, 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
         RELATED STOCKHOLDER MATTERS

         The information required by this Item concerning security ownership of certain beneficial owners and management is incorporated by reference to the information provided under the caption "Security Ownership of Certain Beneficial
Owners and Management" in St. Mary's definitive proxy statement for the 2005 annual meeting of stockholders to be filed within 120 days from December 31,
2004.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated by reference to the information provided under the caption "Certain Relationships and Related
Transactions" in St. Mary's definitive proxy statement for the 2005 annual meeting of stockholders to be filed within 120 days from December 31, 2004.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

         The information required by this Item is incorporated by reference to the information provided under the caption "Independent Accountants" in St.
Mary's definitive proxy statement for the 2005 annual meeting of stockholders to be filed within 120 days from December 31, 2004.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

    (a)(1) and (a)(2) Financial Statements and Financial Statement Schedules:

         Audit Report of Independent Registered

         Consolidated Statements of Stockholders'

         All other schedules are omitted because the required information is not applicable or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the Consolidated
Financial Statements and Notes thereto.

    (b) Exhibits. The following exhibits are filed with or incorporated by reference into this report on Form 10-K:

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
                  reference)

      Exhibit
      Number      Description
      ------      -----------

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

      10.41       First Amendment to Credit Agreement dated January 27, 2003 among St. Mary Land & Exploration Company, Wachovia Bank,
                  National Association as Issuing Bank and Administrative Agent,
                  and the Lenders party thereto (filed as Exhibit 10.41 to the registrant's Annual Report on Form 10-K for the year ended
                  December 31, 2003 and incorporated herein by reference)
      10.42       Net Profits Interest Bonus Plan, As Amended on February 3,
                  2004 (filed as Exhibit 10.42 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2003 and
                  incorporated herein by reference)
      10.43       St. Mary Land & Exploration Company Restricted Stock Plan
                  as adopted on April 18, 2004 (filed as Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference)
      10.44       Second Amendment to Credit Agreement dated September 20, 2004 among St. Mary Land & Exploration Company, Wachovia Bank,
                  National Association as Issuing Bank and Administrative Agent,
                  and the Lenders party thereto (filed as Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference)
      10.45       Third Amendment to Credit Agreement dated October 20, 2004 among St. Mary Land & Exploration Company, Wachovia Bank,
                  National Association as Issuing Bank and Administrative Agent,
                  and the Lenders party thereto (filed as Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference)
      10.46       Form of Restricted Stock Unit Award Memorandum under the St.
                  Mary Land & Exploration Company Restricted Stock Plan
                  (filed as Exhibit 10.3 to the registrant's Quarterly Report on
                  Form 10-Q for the quarter ended September 30, 2004 and
                  incorporated herein by reference)
      10.47*      Attachment A to Form of Change of Control Severance Agreement
      10.48*      Second Amendment to the St. Mary Land & Exploration
                  Employee Stock Puchase Plan dated February 18, 2005
      12.1*       Computation of Ratio of Earnings to Fixed Charges
      14.1        Code of Business Conduct and Ethics
      21.1*       Subsidiaries of Registrant
      23.1*       Consent of Deloitte & Touche LLP
      23.2*       Consent of Ryder Scott Company, L.P.
      23.3*       Consent of Netherland, Sewell & Associates, Inc.
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
----------------------------
      *   Filed with this Form 10-K.

    (c) Financial Statement Schedules. See Item 15(a) above.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
St. Mary Land & Exploration Company and Subsidiaries

We have audited the accompanying consolidated balance sheets of St. Mary Land
& Exploration Company and subsidiaries (the "Company") as of December 31,
2004 and 2003, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company
Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of St. Mary Land & Exploration
Company and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 9 to the consolidated financial statements, the Company changed its method of accounting for asset retirement obligations in 2003 with the implementation of Statement of Financial Accounting Standards No. 143
"Accounting for Asset Retirement Obligations".

We have also audited, in accordance with the standards of the Public Company
Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control--Integrated Framework issued by the
Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2005, expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/S/ DELOITTE & TOUCHE LLP

Denver, Colorado
February 23, 2005

            ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)
                                                                                      December 31,
                                                                              ------------------------------
                                   ASSETS                                         2004              2003
                                                                              ------------      ------------
Current assets:
    Cash and cash equivalents                                                   $   6,418         $  14,827
    Short-term investments                                                          1,412            12,509
    Accounts receivable                                                           104,964            64,540
    Prepaid expenses and other                                                      5,863             6,564
    Deferred income taxes                                                               -             8,872
    Accrued derivative asset                                                        8,270               157
    Other                                                                               -               454
                                                                              ------------      ------------
        Total current assets                                                      126,927           107,923
                                                                              ------------      ------------
Property and equipment (successful efforts method), at cost:
    Proved oil and gas properties                                               1,124,810           858,246
    Less - accumulated depletion, depreciation and amortization                  (399,013)         (312,719)
    Unproved oil and gas properties, net of impairment allowance
        of $9,867 in 2004 and $10,776 in 2003                                      41,969            36,793
    Wells in progress                                                              35,515            24,691
    Other property and equipment, net of accumulated depreciation
        of $6,459 in 2004 and $4,656 in 2003                                        5,244             4,276
                                                                              ------------      ------------
                                                                                  808,525           611,287
                                                                              ------------      ------------
                                                                              ------------      ------------
Other noncurrent assets                                                            10,008            16,644
                                                                              ------------      ------------
                                                                              ------------      ------------
Total Assets                                                                    $ 945,460         $ 735,854
                                                                              ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued expenses                                       $ 110,117         $  81,217
    Accrued derivative liability                                                    2,502            23,605
    Deferred income taxes                                                           2,273                 -
                                                                              ------------      ------------
        Total current liabilities                                                 114,892           104,822
                                                                              ------------      ------------

Noncurrent liabilities:
    Long-term credit facility                                                      37,000            11,000
    Convertible notes                                                              99,791            99,696
    Asset retirement obligation                                                    40,911            25,485
    Net Profits Plan liability                                                     30,561             6,163
    Deferred income taxes                                                         129,830            90,947
    Other noncurrent liabilities                                                    8,020             7,088
                                                                              ------------      ------------
        Total noncurrent liabilities                                              346,113           240,379
                                                                              ------------      ------------
Commitments and contingencies (Note 6):

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
        in 2003                                                                         -            71,594
    Note receivable from Flying J                                                       -           (71,594)
                                                                              ------------      ------------
        Total temporary equity                                                          -                 -
                                                                              ------------      ------------
Stockholders' equity:
    Common stock, $0.01 par value: authorized  - 100,000,000 shares;
        issued: 28,729,123 shares in 2004 and 29,245,123 shares in 2003;
        outstanding, net of treasury shares:  28,479,123 shares in 2004
        and 28,242,423 shares in 2003                                                 287               292
    Additional paid-in capital                                                    127,661           146,362
    Treasury stock, at cost:  250,000 shares in 2004 and 1,002,700
        shares in 2003                                                             (5,295)          (16,057)
    Deferred stock-based compensation                                              (5,039)                -
    Retained earnings                                                             364,567           274,937
    Accumulated other comprehensive income (loss)                                   2,274           (14,881)
                                                                              ------------      ------------
        Total stockholders' equity                                                484,455           390,653
                                                                              ------------      ------------
                                                                              ------------      ------------
Total Liabilities and Stockholders' Equity                                      $ 945,460         $ 735,854
                                                                              ============      ============

              The accompanying notes are an integral part to these
                       consolidated financial statements.

            ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except share amounts)
                                                                                       For the Years Ended December 31,
                                                                            --------------------------------------------------
                                                                                 2004              2003              2002
                                                                            --------------    --------------    --------------
Operating revenues:
    Oil and gas production                                                    $   463,617       $   387,553       $   187,905
    Oil and gas hedge loss                                                        (50,299)          (22,439)           (2,235)
    Gain(loss) on sale of proved properties                                         1,803             7,278            (2,633)
    Marketed gas revenue                                                           15,551            13,438             8,399
    Other oil and gas revenue                                                       2,342             3,538               682
    Derivative gain                                                                     -                 -             3,188
    Other revenue                                                                      85             4,340               999
                                                                            --------------    --------------    --------------
        Total operating revenues                                                  433,099           393,708           196,305
                                                                            --------------    --------------    --------------
Operating expenses:
     Oil and gas production                                                        95,518            88,509            50,839
     Depletion, depreciation, amortization
         and abandonment liability accretion                                       92,223            81,960            54,432
     Exploration                                                                   28,560            25,318            19,271
     Impairment of proved properties                                                  494               185                 -
     Abandonment and impairment of unproved properties                              1,420             3,796             2,446
     General and administrative                                                    22,004            21,197            13,683
     Change in Net Profits Plan liability                                          24,398             5,317               846
     Marketed gas system operating expense                                         14,230            12,229             7,982
     Derivative loss                                                                  260               310                 -
     Other                                                                          2,077             1,576             1,117
                                                                            --------------    --------------    --------------
         Total operating expenses                                                 281,184           240,397           150,616
                                                                            --------------    --------------    --------------

Income from operations                                                            151,915           153,311            45,689

Nonoperating income(expense):
    Interest income                                                                   557               717               758
    Interest expense                                                               (6,244)           (7,958)           (3,868)

Income before income taxes and cumulative effect
    of change in accounting principle                                             146,228           146,070            42,579
Income tax expense                                                                (53,749)          (55,930)          (15,019)
                                                                            --------------    --------------    --------------
Income before cumulative effect of change in accounting principle                  92,479            90,140            27,560
    Cumulative effect of change in accounting principle,
        net of income tax                                                               -             5,435                 -
                                                                            --------------    --------------    --------------
Net income                                                                    $    92,479       $    95,575       $    27,560
                                                                            ==============    ==============    ==============

Basic weighted-average common shares outstanding                                   28,851            31,233            27,856
Diluted weighted-average common shares outstanding                                 33,447            35,534            28,391

Basic earnings per common share:
    Income before cumulative effect of change in accounting principle         $      3.21       $      2.89       $      0.99
    Cumulative effect of change in accounting
        principle, net of income tax                                                    -              0.17                 -
                                                                            --------------    -------------     --------------
Basic net income per common share                                             $      3.21       $      3.06       $      0.99
                                                                            ==============    =============     ==============
Diluted earnings per common share:
    Income before cumulative effect of change in accounting principle         $      2.88       $      2.65       $      0.97
    Cumulative effect of change in accounting
        principle, net of income tax                                                    -              0.15                 -
                                                                            --------------    --------------    --------------
Diluted net income per common share                                           $      2.88       $      2.80       $      0.97
                                                                            ==============    ==============    ==============
Cash dividends declared per common share                                      $      0.10       $      0.10       $      0.10
                                                                            ==============    ==============    ==============
              The accompanying notes are an integral part to these
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
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                      (In thousands, except share amounts)
                                                                                                          Accumulated
                                    Common Stock  Additional   Treasury Stock        Deferred                Other         Total
                                 -----------------  Paid-in  ---------------------  Stock-Based Retained Comprehensive Stockholders'
                                   Shares   Amount  Capital     Shares     Amount  Compensation Earnings Income (Loss)    Equity
                                 ---------- ------ --------- ----------- --------- ------------ -------- ------------- -------------
Balances, December 31, 2001      28,779,808 $ 288  $137,384  (1,009,900) $(16,210) $         -  $157,739 $      6,916  $    286,117

 Comprehensive income:
    Net income                            -     -         -           -         -            -    27,560            -        27,560
    Unrealized net loss on
        marketable equity
        securities available
        for sale                          -     -         -           -         -            -         -         (725)         (725)
    Change in derivative
        instrument fair value             -     -         -           -         -            -         -      (14,644)      (14,644)
    Reclassification to earnings          -     -         -           -         -            -         -        1,447         1,447
    Minimum pension liability
        adjustment                        -     -         -           -         -            -         -         (761)         (761)
                                                                                                                       -------------
 Total comprehensive income                                                                                                  12,877
                                                                                                                       -------------
 Cash dividends declared, $ 0.10
        per share                         -     -         -           -         -            -    (2,787)           -        (2,787)
 Issuance of common stock
        under Employee Stock
        Purchase Plan                18,217     -       344           -         -            -         -            -           344
 ESPP disqualified distribution           -     -        21           -         -            -         -            -            21
 Sale of common stock, including
        income tax benefit of
        stock option exercises      177,085     2     2,743           -         -            -         -            -         2,745
 Accelerated vesting of retiring
        director's options                -     -        52           -         -            -         -            -            52
 Directors' stock compensation        8,000     -       144           -         -            -         -            -           144
                                 ---------- ------ --------- ----------- --------- ------------ -------- ------------- -------------
Balances, December 31, 2002      28,983,110 $ 290  $140,688  (1,009,900) $(16,210) $         -  $182,512 $     (7,767) $    299,513

Comprehensive income:
   Net income                             -     -         -           -         -            -    95,575            -        95,575
   Unrealized net
        gain on marketable
        equity securities
        available for sale                -     -         -           -         -            -         -          716           716
   Change in derivative
        instrument fair value             -     -         -           -         -            -         -      (21,873)      (21,873)
   Reclassification to earnings           -     -         -           -         -            -         -       13,846        13,846
   Minimum pension liability
        adjustment                        -     -         -           -         -            -         -          197           197
                                                                                                                       -------------
Total comprehensive income                                                                                                   88,461
                                                                                                                       -------------
Cash dividends declared, $ 0.10
        per share                         -     -         -           -         -            -    (3,150)           -        (3,150)
Issuance of common stock
        under Employee Stock
        Purchase Plan                16,994     -       375           -         -            -         -            -           375
Value of option right granted
        to Flying J                       -     -       995           -         -            -         -            -           995
Sale of common stock, including
        income tax benefit of
        stock option exercises      245,019     2     4,304           -         -            -         -            -         4,306
Directors' stock compensation             -     -         -       7,200       153            -         -            -           153
                                 ---------- ------ --------- ----------- --------- ------------ -------- ------------- -------------
Balances, December 31, 2003      29,245,123 $ 292  $146,362  (1,002,700) $(16,057) $         -  $274,937 $    (14,881) $    390,653

Comprehensive income:
    Net income                            -     -         -           -         -            -    92,479            -        92,479
    Change in derivative
        instrument fair value             -     -         -           -         -            -         -      (14,795)      (14,795)
    Reclassification to earnings          -     -         -           -         -            -         -       31,849        31,849
    Minimum pension liability
        adjustment                        -     -         -           -         -            -         -          101           101
                                                                                                                       -------------
Total comprehensive income                                                                                                  109,634
                                                                                                                       -------------
Cash dividends declared, $ 0.10
        per share                         -     -         -           -         -            -    (2,849)           -        (2,849)
Repurchase of common stock from
        Flying J                          -     -   (19,406)          -         -            -         -            -       (19,406)
Treasury stock purchases                  -     -         -    (489,300)  (16,336)           -         -            -       (16,336)
Retirement of treasury stock     (1,229,400)  (12)  (26,737)  1,229,400    26,749            -         -            -             -
Issuance of common stock
        under Employee Stock
        Purchase Plan                13,874     -       375           -         -            -         -            -           375
Sale of common stock, including
        income tax benefit of
        stock option exercises      699,526     7    17,839           -         -            -         -            -        17,846
Deferred compensation related to
        issued restricted stock
        unit awards                       -     -     8,122           -         -       (8,122)        -            -             -
Accrued stock-based compensation          -     -     1,106           -         -            -         -            -         1,106
Amortization of deferred
        stock-based compensation          -     -         -           -         -        3,083         -            -         3,083
Directors' stock compensation             -     -         -      12,600       349            -         -            -           349
                                 ---------- ------ --------- ----------- --------- ------------ -------- ------------- -------------
Balances, December 31, 2004      28,729,123 $ 287  $127,661    (250,000) $ (5,295) $    (5,039) $364,567 $      2,274  $    484,455
                                 ========== ====== ========= =========== ========= ============ ======== ============= =============

              The accompanying notes are an integral part to these
                       consolidated financial statements.

            ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                                                                       For the Years Ended December 31,
                                                                            --------------------------------------------------
                                                                                 2004              2003              2002
                                                                            --------------    --------------    --------------
Reconciliation of net income to net cash provided by operating activities:
Net income                                                                    $    92,479       $    95,575       $    27,560
Adjustments to reconcile net income to net cash
        provided by operating activities:
    (Gain) loss on sale of proved properties                                       (1,803)           (7,278)            2,633
    Depletion, depreciation, amortization
        and abandonment liability accretion                                        92,223            81,960            54,432
    Exploratory dry hole expense                                                    4,162             8,482             7,677
    Impairment of proved properties                                                   494               185                 -
    Abandonment and impairment of unproved properties                               1,420             3,796             2,446
    Unrealized derivative loss                                                        260               310               373
    Change in Net Profits Plan liability                                           24,398             5,317               846
    Deferred and accrued stock-based compensation                                   4,189                 -                 -
    Income tax benefit from the exercise of stock options                           3,816             1,151               719
    Deferred income taxes                                                          39,573            20,536            13,914
    Other                                                                          (1,948)            2,088            (1,642)
    Cumulative effect of change in accounting  principle, net of tax                 -              (5,435)                -
Changes in current assets and liabilities:
    Accounts receivable                                                           (39,880)          (29,685)           11,085
    Prepaid expenses and other                                                        157               490            (4,173)
    Accounts payable and accrued expenses                                          17,622            26,827            25,839
                                                                            --------------    --------------    --------------
Net cash provided by operating activities                                         237,162           204,319           141,709
                                                                            --------------    --------------    --------------
Cash flows from investing activities:
    Proceeds from sale of oil and gas properties                                    2,829            23,497             1,624
    Capital expenditures                                                         (199,385)         (123,823)          (97,257)
    Acquisition of oil and gas properties, including related
        $71,594 loan to Flying J in 2003                                          (68,805)          (76,413)          (87,466)
    Deposits to short-term investments available-for-sale                          (1,470)          (12,529)          (13,523)
    Receipts from short-term investments available-for-sale                        12,500             2,450            12,538
    Receipts from restricted cash                                                  10,353            11,500                 -
    Deposits to restricted cash                                                         -           (21,853)                -
    Other                                                                          (3,028)              232             3,153
                                                                            --------------    --------------    --------------
Net cash used in investing activities                                            (247,006)         (196,939)         (180,931)
                                                                            --------------    --------------    --------------
Cash flows from financing activities:
    Proceeds from credit facility                                                 181,497           140,933            37,400
    Repayment of credit facility                                                 (155,500)         (145,020)          (87,400)
    Proceeds from issuanace of convertible debt                                         -                 -            96,657
    Proceeds from sale of common stock for exercise of stock options               14,030             3,530             2,390
    Repurchase of common stock                                                    (35,743)                -                 -
    Dividends paid                                                                 (2,849)           (3,150)           (2,787)
                                                                            --------------    --------------    --------------
Net cash provided by (used in) financing activities                                 1,435            (3,707)           46,260
                                                                            --------------    --------------    --------------
Net change in cash and cash equivalents                                            (8,409)            3,673             7,038
Cash and cash equivalents at beginning of period                                   14,827            11,154             4,116
                                                                            --------------    --------------    --------------
Cash and cash equivalents at end of period                                    $     6,418       $    14,827       $    11,154
                                                                            ==============    ==============    ==============
              The accompanying notes are an integral part to these
                       consolidated financial statements.

            ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                 (In thousands)

Supplemental schedule of additional cash flow information and noncash investing and financing activities:

                                                                                       For the Years Ended December 31,
                                                                            --------------------------------------------------
                                                                                 2004              2003              2002
                                                                            --------------    --------------    --------------
                                                                                               (in thousands)

Cash paid for interest, including amounts capitalized                         $     8,859       $     7,555       $     2,498

Cash paid (refunded) for income taxes                                              14,787            28,858              (550)

In August 2004 the Company closed a transaction whereby it exchanged oil and gas properties valued at $1.4 million together with $769,000 of cash for oil and gas properties valued at $2.2 million.

In June 2004 the Company issued 232,861 restricted stock units pursuant to the
Company's restricted stock plan. The total value of the grant was $8.3 million, which as of December 31, 2004 has been reduced by $178,000 for forfeitures. The
Company has recorded compensation expense related to the 2004 grant of $3.1 million for the year ended December 30, 2004.

In January 2004 and May 2004 the Company issued 4,200 shares and 8,400 shares, respectively, of common stock from treasury to its non-employee directors pursuant to the Company's non-employee director stock compensation plan. The
Company recorded compensation expense of $349,000 for year ended December 31,
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

              The accompanying notes are an integral part to these
                       consolidated financial statements.

            ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

Note 1 - Summary of Significant Accounting Policies

Description of Operations

         St. Mary Land & Exploration Company ("St. Mary" or the "Company")
is an independent energy company engaged in the exploration, exploitation, development, acquisition and production of natural gas and crude oil. The
Company's operations are conducted entirely in the continental United States.

Basis of Presentation

         The consolidated financial statements include the accounts of the
Company and its wholly owned subsidiaries. Subsidiaries that are not wholly owned are accounted for using full consolidation with minority interest or by the equity or cost method as appropriate. Equity method investments are included in other noncurrent assets, and minority interest is included in other noncurrent liabilities in the accompanying consolidated balance sheets. All significant intercompany accounts and transactions have been eliminated

         Certain amounts in 2003 and 2002 financial statements have been reclassified to conform to the 2004 financial statement presentation. The non-cash portion of Net Profits Interest Bonus Plan (the "Net Profits Plan")
expense and the corresponding liability have been reclassified as separate line items in the accompanying financial statements for all periods presented. As a result, prior period general and administrative expense, exploration expense and other non-current liabilities have been reclassified to conform to the current presentation. Additionally, wells in progress have been classified as a separate line item in the consolidated balance sheets for all periods presented. As a result, prior period unproved oil and gas properties, net of impairment allowance, have been reclassified to conform to the current presentation.

 Use of Estimates in the Preparation of Financial Statements

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of oil and gas reserves, assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates

Cash and Cash Equivalents

         The Company considers all liquid investments purchased with an initial maturity of three months or less to be cash equivalents. The carrying value of cash and cash equivalents approximates fair value due to the short-term nature of these instruments.

Short-term Investments

         The Company's short-term investments consist primarily of
investment-grade marketable debt, which is classified as available-for-sale.
Securities that have been categorized as available-for-sale are stated at fair value based on quoted market prices. The following table summarizes the estimated fair value of the components of the Company's available-for-sale short-term investments:

                                                 As of December 31,
                                       ----------------------------------------
                                             2004                   2003
                                       -----------------       ----------------
                                                   (in thousands)
Corporate debt securities              $        1,412          $       1,009
Escrowed cash                          $            -          $      11,500
                                       -----------------       ----------------
     Total                             $        1,412          $      12,509
                                       =================       ================

Concentration of Credit Risk

         Substantially all of the Company's receivables are within the oil and gas industry, primarily from purchasers of oil and gas and from joint interest owners. Although diversified among many companies, collectability is dependent upon the financial wherewithal of each individual company as well as the general economic conditions of the industry. The receivables are not collateralized. To date the Company has had minimal bad debts.

         The Company has accounts with separate banks in Denver, Colorado;
Shreveport, Louisiana; Tulsa, Oklahoma; Houston, Texas; and Billings, Montana.
At December 31, 2004, 2003 and 2002, the Company had $22.2 million, $23.5 million, and $4.9 million respectively, invested in money market funds
(including margin accounts) consisting of corporate commercial paper, repurchase agreements and U.S. Treasury obligations. The difference between the investment amount and the cash and cash equivalents amount on the consolidated balance sheets, represents uncleared disbursements. The Company's policy is to invest in highly rated instruments and to limit the amount of credit exposure at each individual institution.

Oil and Gas Producing Activities

         The Company follows the successful efforts method of accounting for its oil and gas properties. Under this method of accounting, all property acquisition costs and costs of exploratory and development wells are capitalized when incurred, pending determination of whether the well has found proved reserves. If an exploratory well does not find proved reserves, the costs of drilling the well are charged to expense. Exploratory dry hole costs are included in cash flows from investing activities as part of capital expenditures within the consolidated statements of cash flows. The costs of development wells are capitalized whether productive or nonproductive. The Company had no exploratory well costs that had been suspended for one year or more as of
December 31, 2004 or 2003.

         Geological and geophysical costs and the costs of carrying and retaining unproved properties are expensed as incurred. Depletion, depreciation and amortization ("DD&A") of capitalized costs of proved oil and gas properties is provided on a field-by-field basis using the units of production method based upon proved reserves. The computation of DD&A takes into consideration restoration, dismantlement and abandonment costs and the anticipated proceeds from equipment salvage. As of December 31, 2004, the
Company's capitalized proved oil and gas properties included $51.2 million of estimated salvage value, which is excluded from the Company's DD&A calculation. On January 1, 2003, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset
Retirement Obligations," which provides guidance on accounting for dismantlement and abandonment costs (see Note 9 - Asset Retirement Obligations).

         The Company reviews its long-lived assets for impairments when events or changes in circumstances indicate that an impairment may have occurred. The impairment test for proved properties compares the expected undiscounted future net revenues on a field-by-field basis with the related net capitalized costs at the end of each period. Expected future cash flows are calculated on all proved reserves using a discount rate and price forecasts selected by the Company's management. The discount rate is a rate that management believes is representative of current market conditions. The price forecast is based on
NYMEX strip pricing for the first three years and is then escalated to specified maximum prices. Operating costs are escalated in these estimates. When the net capitalized costs exceed the undiscounted future net revenues of a field, the cost of the field is reduced to fair value, which is determined using discounted future net revenues. An impairment allowance is provided on unproved property when the Company determines that the property will not be developed or that the carrying value is not realizable.

Sales of Proved and Unproved Properties

         The sale of a partial interest in a proved property is accounted for as normal retirement, and no gain or loss is recognized as long as this treatment does not significantly affect the units-of-production depletion rate. A gain or loss is recognized for all other sales of producing properties and is included in the results of operations.

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
Depreciation is provided using the straight-line method over the estimated useful lives of the assets from three to 15 years. When other property and equipment is sold or retired, the capitalized costs and related accumulated depreciation are removed from the accounts.

Gas Balancing

         The Company uses the sales method to account for gas imbalances. Under this method, revenue is recorded based on gas actually sold by the Company. The
Company records revenue for its share of gas sold by other owners that cannot be volumetrically balanced in the future due to insufficient remaining reserves.
Related receivables totaling $1.5 million at December 31, 2004, and $1.2 million at December 31, 2003, are included in other noncurrent assets in the accompanying consolidated balance sheets. The Company also reduces revenue for gas sold by the Company that cannot be volumetrically balanced in the future due to insufficient remaining reserves. Related payables totaling $726,000 at
December 31, 2004, and $500,000 at December 31, 2003, are included in other noncurrent liabilities in the accompanying consolidated balance sheets.
Receivables and payables are valued based on prices used in recent settlements between the Company and its imbalance counterparties, and receivables are recorded net of collection allowance. The Company's remaining overproduced and underproduced gas balancing positions are considered in the Company's proved oil and gas reserves (see Note 12 - Disclosures about Oil and Gas Producing
Activities).

Derivative Financial Instruments

         The Company seeks to protect its rate of return on acquisitions of producing properties, and other production by hedging cash flows. The Company intends for derivative instruments used for this purpose to be designated as, and to qualify as, cash flow hedging instruments under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and related pronouncements.
The Company generally limits its aggregate hedge position to no more than 50 percent of its total production but will hedge larger percentages of total production in certain circumstances. The Company seeks to minimize basis risk and indexes the majority of its oil hedges to NYMEX prices and the majority of its gas hedges to various regional index prices associated with pipelines in proximity to the Company's areas of gas production.

         The Company's hedge positions are diversified with various counterparties, and the Company requires that such counterparties have clear indications of current financial strength. See Note 10 - Derivative Financial
Instruments for additional discussion of derivatives.

Fair Value of Financial Instruments

         The Company's financial instruments including cash and cash equivalents, restricted cash, accounts receivable and accounts payable are carried at cost, which approximates fair value due to the short-term maturity of these instruments. The recorded value of the Company's credit facility approximates its fair value as it bears interest at a floating rate. The
Company's interest rate swaps are recorded at fair value as discussed in Note 10
- Derivative Financial Instruments. The Company's 5.75% Senior Convertible Notes
Due 2022 (the "Convertible Notes") are recorded at cost, and the fair value is disclosed in Note 5 - Long-Term Debt. The Company's other financial instruments and investments in available-for-sale securities are marked to market with changes in fair value being recorded in accumulated other comprehensive income.
Since considerable judgment is required to develop estimates of fair value, the estimates provided are not necessarily indicative of the amounts the Company could realize upon the sale or refinancing of such instruments.

Net Profits Plan

         The Company records the estimated liability of future payments under its Net Profits Plan because it is a vested employee benefit. The estimated liability is calculated based on a number of assumptions, including estimates of oil and gas reserves, recurring and workover lease operating expense, tax rates, present value discount factors and certain pricing assumptions. The estimates the Company uses in calculating the liability are modified from period to period based on new information attributable to the underlying assumptions. Changes in the estimated liability of future payments associated with the Net Profits Plan are recorded as increases or decreases to expense in the current period as a separate line item in the consolidated statements of operations. The estimated
Net Profits Plan liability is recorded separately as a noncurrent liability in the accompanying consolidated balance sheets.

         The amounts due and payable under the Net Profits Plan as cash compensation related to the current period operations are recognized as compensation expense and are included within general and administrative expense and exploration expense. The corresponding current liability is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets. This treatment provides for a consistent matching of cash expense with net cash flows from the oil and gas properties in each respective pool of the
Net Profits Plan.

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

         During the first quarter of 2003, the Company issued 3,380,818 shares of common stock as part of an acquisition. On February 9, 2004, the Company repurchased and retired these shares (see Note 11-Repurchase of St. Mary Common
Stock). These shares were considered outstanding from January 29, 2003, to
February 9, 2004, for purposes of calculating basic and diluted net income per common share and were weighted accordingly in the calculation of common shares outstanding. The shares were included in the temporary equity section of the consolidated balance sheet as of December 31, 2003.

         Diluted net income per common share of stock is calculated by dividing adjusted net income by the weighted-average of common shares outstanding, including the effect of other dilutive securities. Adjusted net income is used for the if-converted method and is derived by adding interest expense paid on the Convertible Notes back to net income and then adjusting for nondiscretionary items that are based on income and that would have changed had the Convertible
Notes been converted at the beginning of the period. Potentially dilutive securities of the Company consist of in-the-money outstanding options to purchase the Company's common stock, shares into which the Convertible Notes may be converted and unvested restricted stock units.

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

         The treasury stock method is used to measure the dilutive impact of stock options. The following table details the weighted-average dilutive and anti-dilutive securities related to stock options for the periods presented:

                                For the Years Ended December 31,
                   ------------------------------------------------------------
                        2004                    2003                 2002
                   ----------------        ---------------      ---------------

Dilutive                 749,644                 455,055              534,610
Anti-dilutive                 93                 713,382            1,539,227

         The dilutive effect of stock options and unvested restricted stock units is considered in the detailed calculation below. There were no anti-dilutive securities related to restricted stock units for any periods presented.

         Shares associated with the conversion feature of the Convertible Notes are accounted for using the if-converted method as described above. A total of
3,846,153 potentially dilutive shares related to the Convertible Notes were included in the calculation of diluted net income per common share for the years ended December 31, 2004 and 2003. A total of 3,076,922 potentially dilutive shares related to the Convertible Notes were excluded from the 2002 calculation of diluted net income per share because they were not dilutive. The Convertible
Notes were issued in March 2002.

         The following table sets forth the calculation of basic and diluted earnings per share:

                                                                   For the Years Ended December 31,
                                                           ------------------------------------------------
                                                               2004              2003             2002
                                                           --------------    -------------    -------------
                                                               (In thousands, except per share amounts)
Income before cumulative effect of change in accounting
     principle                                             $     92,479      $     90,140     $    27,560
Cumulative effect of change in accounting principle, net
     of income tax                                                    -             5,435                -
                                                           -------------     -------------    -------------
Net income                                                       92,479            95,575           27,560
                                                           -------------     -------------    -------------

Adjustments to net income for dilution:
     Add: interest expense avoided if Convertible Notes
         converted to equity                                      6,354             6,337                -
     Less: other adjustments                                       (64)               (63)               -
     Less: income tax effect of dilution items                  (2,312)            (2,403)               -
                                                           -------------     -------------    -------------
Net income adjusted for the effect of dilution             $     96,457      $     99,446     $     27,560
                                                           =============     =============    =============

Basic weighted-average common shares outstanding                 28,851            31,233           27,856
     Add: dilutive effect of stock options                          750               455              535
     Add: dilutive effect of Convertible Notes using the
         if-converted method                                      3,846             3,846                -
                                                           -------------     -------------    -------------
Diluted weighted-average common shares outstanding               33,447            35,534           28,391
                                                           =============     =============    =============

Basic earnings per common share:
     Income before cumulative effect of change in
         accounting principle                              $       3.21      $       2.89     $       0.99
     Cumulative effect of  change in accounting principle             -              0.17                -
                                                           -------------     -------------    -------------
Total                                                      $       3.21      $       3.06     $       0.99
                                                           =============     =============    =============

Diluted earnings per common share:
     Income before cumulative effect of change in
         accounting principle                              $       2.88      $       2.65     $       0.97
     Cumulative effect of change in accounting principle              -              0.15                -
                                                           -------------     -------------    -------------
Total                                                      $       2.88      $       2.80     $       0.97
                                                           =============     =============    =============

Stock-Based Compensation

         At December 31, 2004, the Company had stock-based employee compensation plans that included restricted stock units and stock options issued to employees and non-employee directors as more fully described in Note 7 - Compensation
Plans. The Company accounts for stock-based compensation using the intrinsic value recognition and measurement principles prescribed in Accounting Principles
Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25")
and related interpretations. No compensation expense is reflected in net income for stock options as all stock options had an exercise price equal to the market value of the underlying common stock on the date of grant. The total measured expense for restricted stock unit ("RSU") grants is initially recorded as deferred stock-based compensation and is charged to compensation expense based on the vesting schedule. The portion of the estimated future RSU grant related to current year performance that will vest immediately upon grant is recorded to compensation expense in the current year. The following table illustrates the pro forma effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for
Stock-Based Compensation," to stock-based employee compensation:

                                                                   For the Years Ended December 31,
                                                            ----------------------------------------------
                                                                 2004            2003            2002
                                                            -------------    ------------    -------------
                                                                (In thousands, except per share amounts)
Net income -
     As reported:                                           $    92,479      $   95,575      $    27,560
     Add:  stock-based employee compensation
       expense included in reported net income,
       net of related tax effects                                 2,650               -               -
     Less:  stock-based employee compensation
       expense determined under fair value
       method for all awards, net of
       related income tax effects                                (6,062)         (5,853)          (4,666)
                                                            -------------    ------------    -------------
     Pro forma                                              $    89,067      $   89,722      $    22,894
                                                            =============    ============    =============

 Pro forma basic earnings per share -
-------------------------------------
      Income before cumulative effect of change in
         accounting principle                               $      3.09      $     2.70      $      0.82
      Cumulative effect of change in accounting principle             -            0.17                -
                                                            -------------    ------------    -------------
      Total                                                 $      3.09      $     2.87      $      0.82
                                                            =============    ============    =============

 Pro forma diluted earnings per share -
---------------------------------------
      Income before cumulative effect of change in
         accounting principle                               $      2.78      $     2.48      $      0.81
      Cumulative effect of change in accounting principle             -            0.15                -
                                                            -------------    ------------    -------------
      Total                                                 $      2.78      $     2.63      $      0.81
                                                            =============    ============    =============

         For purposes of pro forma disclosures, the estimated fair values of the options are amortized to expense over the options' vesting periods. The effects of applying SFAS No. 123 in the pro forma disclosure are not necessarily indicative of actual future amounts.

         In December 2004 the Financial Accounting Standards Board ("FASB")
issued SFAS No. 123 (Revised 2004), "Shared-Based Payment". This statement provides for the accounting for transactions in which an entity exchanges equity instruments or incurs liabilities in exchange for goods or services. See Note 7
- Compensation Plans for additional disclosures about stock-based compensation.

Comprehensive Income

         Comprehensive income consists of net income, unrealized gains and losses on marketable equity securities held for sale, the effective portion of derivative instruments classified as cash flow hedges, and accrued pension benefit obligation in excess of plan assets. Comprehensive income is presented net of income taxes in the consolidated statements of stockholders' equity and comprehensive income.

         The balances of after-tax components comprising accumulated other comprehensive income and loss are presented in the following table:

                                   Marketable                       Minimum      Accumulated Other
                                     Equity        Derivative       Pension        Comprehensive
                                   Securities      Instruments     Liability       Income (Loss)
                                  -------------  ---------------  ------------  --------------------

Balances, December 31, 2001       $        9     $       6,907    $        -    $            6,916
Reclass to earnings                        -             1,447             -                 1,447
Other 2002 changes                      (725)          (14,644)         (761)              (16,130)
                                  -------------  ---------------  ------------  --------------------

Balances, December 31, 2002             (716)          (6,290)          (761)               (7,767)
Reclass to earnings                      716             13,846            -                14,562
Other 2003 changes                         -           (21,873)          197               (21,676)
                                  -------------  ---------------  ------------  --------------------

Balances, December 31, 2003                -           (14,317)         (564)              (14,881)
Reclass to earnings                        -           (14,795)            -               (14,795)
Other 2004 changes                         -            31,849           101                31,950
                                  -------------  ---------------  ------------  --------------------

Balances, December 31, 2004       $        -     $       2,737    $     (463)   $            2,274
                                  =============  ===============  ============  ====================

         Tax effects allocated to each component of other comprehensive income:

                                              Marketable                         Minimum         Other
                                                Equity         Derivative        Pension     Comprehensive
                                              Securities       Instruments      Liability    Income (Loss)
                                             -------------  ----------------  ------------  ----------------

For the period ending December 31, 2002
      Before tax amount                      $    (1,121)   $      (18,067)   $   (1,188)   $      (20,376)
      Tax (expense) benefit                          396             4,870           427             5,693
                                             -------------  ----------------  ------------  ----------------
      After tax amount                              (725)          (13,197)         (761)          (14,683)
                                             =============  ================  ============  ================

For the period ending December 31, 2003
      Before tax amount                            1,160           (13,170)          274           (11,736)
      Tax (expense) benefit                         (444)            5,143           (77)            4,622
                                             -------------  ----------------  ------------  ----------------
      After tax amount                               716            (8,027)          197            (7,114)
                                             =============  ================  ============  ================

For the period ending December 31, 2004
      Before tax amount                                -            27,401           168            27,569
      Tax (expense) benefit                            -           (10,347)          (67)          (10,414)
                                             -------------  ----------------  ------------  ----------------
      After tax amount                       $         -     $      17,054    $      101    $       17,155
                                             =============  ================  ============  ================

Major Customers

         During 2004 one customer individually accounted for 20 percent of the
Company's total oil and gas production revenue. During 2003 three customers individually accounted for 14 percent, 13 percent and 11 percent of the
Company's total oil and gas production revenue. During 2002 there were no sales to individual customers that accounted for more than 10 percent of total oil and gas production revenue.

Industry Segment and Geographic Information

         The Company operates in one industry segment, which is the exploration, development and production of natural gas and crude oil, and all of the
Company's operations are conducted in the continental United States.
Consequently, the Company currently reports as a single industry segment.

Note 2 - Accounts Receivable and Accounts Payable and Accrued Expenses

         Accounts receivable are comprised of the following:

                                                    As of December 31,
                                        -------------------------------------------
                                              2004                     2003
                                        ------------------      -------------------
                                                      (In thousands)

Accrued oil and gas sales               $          79,107       $          48,925
Due from joint interest owners                     20,587                  12,554
Other                                               5,270                   3,061
                                        ------------------      -------------------
Total accounts receivable               $         104,964       $          64,540
                                        ==================      ===================

         Accounts payable and accrued expenses are comprised of the following:

                                                          As of December 31,
                                              ---------------------------------------
                                                    2004                   2003
                                              ------------------     ----------------
                                                            (In thousands)

Accrued drilling costs                        $         34,446       $       22,201
Revenue payable                                         41,875               16,215
Accrued lease operating expense                         13,066               12,195
Accrued cash bonus and net profit payments               4,264                8,026
Trade payables                                           7,506                6,247
Oil hedge accrual                                        3,027                1,400
Other                                                    5,933               14,933
                                              ------------------     ----------------
Total account payable and accrued expenses    $        110,117       $       81,217
                                              ==================     ================

Note 3 - Acquisitions and Divestitures

Goldmark Acquisition

         On November 1, 2004, the Company acquired Goldmark Engineering Inc.
along with proved and unproved oil and gas properties from various other parties
(collectively, "Goldmark") in exchange for $23.3 million of cash. The allocation of the purchase price was $29.4 million of proved reserves and unproved acreage,
$1.2 million of cash, $753,000 of other assets, $446,000 of payables, a $2.8 million asset retirement liability, and a $4.8 million deferred tax liability.
The acquisition was accounted for using the purchase method of accounting and was funded with cash on hand and borrowings under the Company's existing credit facility. Operating results from the acquired properties have been included in the consolidated statements of operations only from the date of closing. The final purchase accounting allocations will be dependent on a determination of post closing adjustments incurred subsequent to the acquisition date.

Border Acquisition (Previously referred to by the Company as the Nemours
Acquisition)

         On December 15, 2004, the Company completed the acquisition of proved and unproved oil and gas properties from Border Company and other parties in exchange for $37.8 million in cash. The allocation of the purchase price was
$38.5 million of proved reserves and unproved acreage and a $649,000 asset retirement obligation. The final purchase accounting allocations will be dependent on a determination of post closing adjustments incurred subsequent to the acquisition date. The Company utilized a portion of its existing credit facility to fund the acquisition, and the transaction was accounted for as a purchase.

Agate Acquisition

         On January 5, 2005, the Company closed the acquisition of Agate
Petroleum, Inc. for $39.6 million in cash. The estimated preliminary purchase accounting will result in the Company recording approximately $42.1 million to proved and unproved oil and gas properties, $3.0 million to working capital,
$9.4 million to goodwill, a deferred income tax liability of $13.6 million and a
$1.3 million asset retirement obligation. The final purchase accounting allocation will be dependent on the determination of working capital, tax basis and fair value of the oil and gas properties as of the date of closing. The goodwill and deferred income tax liability are a result of acquiring assets with tax basis that is lower than book basis because present value considerations cannot be applied to the amounts recorded for deferred income taxes.

Flying J Acquisition

         On January 29, 2003, the Company acquired oil and gas properties and other assets and liabilities from Flying J Oil & Gas Inc. and Big West Oil
& Gas Inc. (collectively, "Flying J"). As consideration for the properties,
St. Mary issued 3,380,818 restricted shares of its common stock to Flying J. In addition, St. Mary made a non-recourse loan to Flying J of $71.6 million at the one-year LIBOR plus 2 percent for up to a 39-month period. The loan was funded using cash on hand and borrowing under the credit facility in place at the time of the transaction. This loan was secured by a pledge of the shares of common stock issued to Flying J, with the final nine months of interest on that loan to be with recourse to Flying J. St. Mary also entered into a put and call option agreement with Flying J whereby during the 39-month loan period Flying J could elect to put their shares of St. Mary common stock to the Company for $71.6 million plus accrued interest on the loan during the first thirty months of the loan period, and St. Mary could elect to call the shares for $97.4 million, with the proceeds from the exercise of either the put option or the call option to be applied to the repayment of the loan plus accrued and unpaid interest. The shares issued were restricted for a period of two years, and Flying J was prohibited from selling the shares during that period. If neither Flying J nor
St. Mary exercised their respective option rights, the loan plus accrued interest was to be repaid prior to the release of the security interest in the shares.

         For financial reporting purposes, the effect of the above arrangements is that the Company acquired oil and gas properties and other assets and liabilities in exchange for $71.6 million of cash plus a net option to Flying J valued at $995,000 resulting in a total valuation of $72.6 million. The allocation of the purchase price for the net assets acquired was $72.4 million of proved reserves and unproved acreage, $445,000 of other assets, a $1.9 million asset retirement liability, a $2.0 million hedge liability, and $3.7 million in net cash received for purchase price adjustments. The acquisition was accounted for using the purchase method of accounting. Operating results from the acquired properties have been included in the consolidated statements of operations only from the date of closing.

         The shares of common stock that were issued in this transaction were recorded as temporary equity since they were subject to the put option whereby the Company could have been required to repurchase these shares. The shares of common stock were considered outstanding for basic and diluted earnings per share calculations. The loan arising from this transaction was considered a contra-temporary equity item on the 2003 consolidated balance sheet, as opposed to an asset, since the loan was non-recourse to Flying J except with respect to interest accrued after the first thirty months and was secured by the restricted common stock issued as part of this transaction. Interest was not accrued for financial reporting purposes because of the non-recourse nature of the note.

         As described more fully in Note 11 - Repurchase of St. Mary Common
Stock, the Company entered into a separately negotiated transaction in February
2004 with Flying J to repurchase the 3,380,818 restricted shares issued in the acquisition.

Sales of Properties

         Throughout 2004 the Company sold interests in certain non-core properties. The Company received cash proceeds of $2.8 million and recognized a gain of approximately $1.8 million from these sales. For property sales that occurred in the fourth quarter of 2004, the final proceeds and gain amounts are subject to the resolution of final post-closing adjustments and settlements.
Throughout 2003 the Company sold interests in certain non-core properties primarily in Texas and Wyoming. The Company received $23.5 million in net proceeds and recognized a gain of approximately $7.3 million from these sales.

Note 4 - Income Taxes

         The provision for income taxes consists of the following:

                                        For the Years Ended December 31,
                                    ------------------------------------------
                                        2004           2003          2002
                                    -------------- ------------- -------------
                                                 (In thousands)
Current taxes:
     Federal                        $     21,143   $     29,582  $        719
     State                                 1,389          2,656           569
Deferred taxes                            31,217         23,692        13,731
                                    -------------- ------------- -------------
Total income tax expense            $     53,749   $     55,930  $     15,019
                                    ============== ============= =============

         The above taxes from operations are net of alternative fuels credits
(Internal Revenue Code Section 29) of $167,000 in 2002. Current federal tax expense does not reflect the tax benefit of $3.8 million in 2004, $1.2 million in 2003 and $719,000 in 2002 for deductions from stock option exercises.

         The components of the net deferred tax liability are as follows:
                                                                               December 31,
                                                                 -----------------------------------
                                                                       2004               2003
                                                                 -----------------  ----------------
                                                                            (In thousands)
Deferred tax liabilities:
     Oil and gas properties                                      $       146,427    $      100,103
     Interest on Convertible Notes                                         4,192            2,791
     Amounts included in accumulated other comprehensive income            2,246                -
     Derivative instruments and other                                        435               41
                                                                 -----------------  ----------------
Total deferred tax liabilities                                           153,300           102,935
                                                                 -----------------  ----------------
Deferred tax assets:
     Net Profits Plan liability                                           11,598             2,358
     State tax net operating loss carryforward or carryback                2,981             2,094
     Federal net operating loss carryforward or carryback                  2,882             2,900
     Stock compensation                                                    1,590                 -
     State and federal income tax benefit                                  1,100             1,002
     Deferred capital loss                                                   758             1,840
     Amounts included in accumulated other comprehensive income            1,033             9,222
     Other, primarily employee benefits                                      969             2,286
                                                                 -----------------  ----------------
Total deferred tax assets                                                 22,911            21,702
Valuation allowance                                                       (1,714)             (842)
                                                                 -----------------  ----------------
Net deferred tax assets                                                   21,197            20,860
                                                                 -----------------  ----------------

Total net deferred tax liabilities                                       132,103            82,075
     Less: current deferred income tax liabilities                        (2,357)                -
     Add: current deferred income tax assets                                  84             8,872
                                                                 -----------------  ----------------
Non-current net deferred tax liabilities                         $       129,830    $       90,947
                                                                 =================  ================

Current federal refundable income tax                            $             -    $          454
Current federal income tax payable                               $           939    $            -
Current state refundable income tax                              $           139    $            -
Current state income tax payable                                 $             -    $        1,334

         At December 31, 2004, the Company had state net operating loss carryforwards of approximately $42.8 million and state tax credits of $93,000, which expire between 2005 and 2023. The Company's valuation allowance relates to those state net operating loss carryforwards and state tax credits that the
Company anticipates will expire before they can be utilized. The Company has concluded that permanent items included in the calculation of income tax for certain states may impact its ability to deduct net operating losses incurred in those states and has adjusted its valuation allowances accordingly.

         Federal income tax expense and benefit differs from the amount that would be provided by applying the statutory U.S. Federal income tax rate to income before income taxes for the following reasons:

                                                         For the Years Ended December 31,
                                                 -------------------------------------------------
                                                      2004            2003             2002
                                                 --------------- ---------------- ----------------
                                                                  (In thousands)

Federal statutory taxes                          $     51,180    $     49,668     $     14,477
Increase (reduction) in taxes resulting from:
     State taxes (net of federal benefit)               2,586           5,812            2,092
     Statutory depletion                                 (224)           (224)            (218)
     Alternative fuel credits (Section 29)                  -               -             (167)
     Change in valuation allowance                        872             115           (1,202)
     Other                                               (665)            559               37
                                                 --------------- ---------------- ----------------
Income tax expense from operations               $     53,749    $     55,930     $     15,019
                                                 =============== ================ ================

         Acquisitions, drilling and basis differentials impacting the prices received for crude oil and natural gas impact the apportionment of taxable income to the states where the Company owns properties. As these factors change, the Company's state income tax rate changes. This change applied to the
Company's total temporary differences will impact the total income tax reported in the current year and is reflected in state taxes in the table above. These impacts are evaluated upon completion of the prior year income tax return, after significant acquisitions are closed and at the end of the year.

Note 5 - Long-term Debt

Revolving Credit Facility

         The Company has a revolving credit facility with a group of banks. The credit facility specifies a maximum loan amount of $300.0 million and has a maturity date of January 27, 2006. Borrowings under the facility are secured by a pledge of collateral that includes the majority of the Company's oil and gas properties and the common stock of the material subsidiaries of the Company. The bank group authorized a borrowing base of $325.0 million in October 2004 under its normal semi-annual redetermination. The borrowing base redetermination process considers the value of St. Mary's oil and gas properties, using oil and gas pricing criteria specified by the bank syndicate, and other assets as determined by the bank syndicate. Although the borrowing base exceeds the maximum loan amount, the most that the Company could borrow under the facility is limited to the maximum loan amount. The Company has elected an aggregate commitment amount of $150.0 million. The Company must comply with certain financial and non-financial covenants including the limitation of our annual dividend rate to no more than $0.20 per share. The Company is in compliance with all of the covenants. Interest and commitment fees are accrued based on the borrowing base utilization percentage table below. Eurodollar loans accrue interest at LIBOR plus the applicable margin from the utilization table, and
Alternative Base Rate (ABR) loans accrue interest at Prime plus the applicable margin from the utilization table. Commitment fees are accrued on the unused portion of the aggregate commitment amount and are included in interest expense in the consolidated statements of operations.

Borrowing base
     utilization percentage     <50%       =>50%<75%    =>75%<90%     >90%
-------------------------------------------------------------------------------
Eurodollar Loans                1.25%        1.50%       1.75%        2.00%
ABR Loans                       0.00%        0.25%       0.50%        0.75%
Commitment Fee Rate             0.30%        0.38%       0.38%        0.50%

         At December 31, 2004, the Company's borrowing base utilization percentage as defined under the credit agreement was 24.7 percent. The Company had $10.0 million in ABR borrowings and $27.0 million in LIBOR based loans outstanding under its revolving credit agreement as of December 31, 2004. As of

February 15, 2005, the Company had an outstanding ABR balance of $2 million and an outstanding balance of $44 million under its LIBOR alternative.

5.75% Senior Convertible Notes Due 2022

         As of December 31, 2004, the Company also had $100.0 million in outstanding borrowings under the Convertible Notes. The Convertible Notes provide for the payment of contingent interest of up to an additional 0.5 percent during six-month interest periods based on the Convertible Note market price before the beginning of the particular six-month period. Under that provision, interest was accrued at a total rate of 6.25 percent for 2004. Based on the trading price of the Convertible Notes over the determination period, the
Company will be subject to the contingent interest payments for the period from
September 16, 2004, to March 15, 2005.

         The Convertible Notes are general unsecured obligations and rank on parity in right of payment with all existing and future unsecured senior indebtedness and other general unsecured obligations. They are senior in right of payment to all future subordinated indebtedness. The Convertible Notes are convertible into the Company's common stock at a conversion price of $26.00 per share, subject to adjustment. The Company can redeem the Convertible Notes with cash in whole or in part at a repurchase price of 100 percent of the principal amount plus accrued and unpaid interest (including contingent interest)
beginning on March 20, 2007. The note holders have the option of requiring the
Company to repurchase the Convertible Notes for cash at 100 percent of the principal amount plus accrued and unpaid interest (including contingent interest) upon (1) a change in control of St. Mary or (2) on March 20, 2007,
March 15, 2012, and March 15, 2017. If the note holders require repurchase on
March 20, 2007, the Company may elect to pay the repurchase price with cash, shares of its common stock valued at a discount at the time of repurchase, or any combination of cash and its discounted common stock. The shares of common stock used in any repurchase will be discounted at 95 percent of market price if
33 percent or less of the repurchase price is in shares of our common stock;
otherwise, the stock will be discounted at 93 percent of market value. St. Mary is not restricted from paying dividends, incurring debt, or issuing or repurchasing its securities under the indenture for the Convertible Notes. There are no financial covenants in the indenture. Based on the market price of the
Convertible Notes, the estimated fair value of the Convertible Notes was approximately $171.8 million as of December 31, 2004, and approximately $135.3 million as of December 31, 2003.

Weighted-Average Interest Rate Paid and Capitalized Interest

         The weighted-average interest rate paid in 2004 was 7.1 percent including commitment fees paid on the unused portion of the credit facility aggregate commitment, amortization of deferred financing costs, amortization of the contingent interest embedded derivative and the effect of interest rate swaps. The impact of these items over a lower average outstanding loan balance results in a higher weighted-average interest rate despite lower LIBOR interest rates than in previous periods. The company capitalized interest costs of $1.4 million, $780,000, and $427,000 for the years ended December 31, 2004, 2003 and
2002, respectively.

Note 6 - Commitments and Contingencies

         The Company leases office space under various operating leases with terms extending as far as May 31, 2012. Rent expense, net of sublease income, was $1.5 million, $1.3 million, and $1.1 million in 2004, 2003 and 2002, respectively. The Company also leases office equipment under various operating leases. The Company has a non-cancelable sublease of approximately $1.3 million through 2012. The annual minimum lease payments for the next five years and thereafter are presented below:

Years Ending December 31,          (In thousands)
-----------------------------    -------------------
2005                             $          2,440
2006                                        1,814
2007                                        1,306
2008                                        1,193
2009                                        1,065
Thereafter                                  2,876
                                 ------------------
     Total                       $         10,694
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

Note 7 - Compensation Plans

Cash Bonus Plan

         The Company has a cash bonus plan that normally allows participants to receive up to 50 percent, but in special situations to receive up to 100 percent of their aggregate base salary. Any awards under the cash bonus plans are based on a combination of Company and individual performance. The Company accrued $2.0 million for cash bonuses in 2004 that will be paid in 2005, and $5.4 million for cash bonuses in 2003 that were paid in 2004.

Net Profits Plan

         Under the Company's Net Profits Plan, oil and gas wells that are completed or acquired during a year are designated within a specific pool. Key employees designated as participants by the Company's Compensation Committee of the Board of Directors and employed by the Company on the last day of that year vest and become entitled to bonus payments after the Company has received net cash flows returning 100 percent of all costs and expenses associated with that pool. Thereafter, 10 percent of future cash flows generated by the pool are allocated among the participants and distributed at least annually. The percentage of cash flows from the pool to be allocated among the participants increases to 20 percent after the Company has recovered 200 percent of the total costs and expenses for the pool, including payments made under the Net Profits
Plan at the 10 percent level.

         Expense related to current distributions made under the Net Profits
Plan in 2004, 2003 and 2002 were $8.0 million, $8.9 million, and $4.8 million, respectively. These amounts relate to current realized results from oil and gas operations in the respective periods.

         The Company records the estimated liability for the Net Profits Plan based on the discounted value of estimated future payments associated with each individual pool. The following table presents the changes in the estimated liability attributable to the Net Profits Plan:

                                                                  As of December 31,
                                                     ----------------------------------------------
                                                            2004                      2003
                                                     ---------------------    ---------------------
                                                                    (In thousands)
Beginning liability for Net Profits Plan             $          6,163         $            846
Change in liability for accretion and change
              in estimates                                     32,410                   14,235
Reduction in liability for cash payments made or
    accrued and recognized as compensation expense
    under the Net Profits Plan                                 (8,012)                  (8,918)
                                                     ---------------------    ---------------------
Ending liability for Net Profits Plan                $         30,561         $          6,163
                                                     =====================    =====================

         The Company records the expense associated with changes in the present value of estimated future payments under the Net Profits Plan as a separate item in the consolidated statements of operations. The change in the estimated liability is recorded as an increase or decrease to expense in the current period. The amount recorded as an increase or decrease to expense associated with the change in the estimated liability is not allocated to general and administrative costs or exploration costs because the adjustment of the liability is associated with the future net cash flows from oil and gas properties in the respective pools rather than current period performance. The table below presents the estimated allocation of the change in the liability if the Company did allocate the adjustment to these specific line items:

                                                    For the Years Ended December 31,
                                       ------------------------------------------------------------
                                            2004                 2003                  2002
                                       ---------------     ------------------    ------------------
                                                             (In thousands)
General and administrative expense     $      14,609       $         3,982       $          616
Exploration expense                            9,789                 1,335                  230
                                       --------------- --- ------------------ -- ------------------
    Total                              $      24,398       $         5,317       $          846
                                       =============== === ================== == ==================

401(k) Plan

         The Company has a defined contribution pension plan (the "401(k) Plan")
that is subject to the Employee Retirement Income Security Act of 1974. The
401(k) Plan allows eligible employees to contribute up to 60 percent of their base salaries. The Company matches each employee's contributions up to 6 percent of the employee's base salary and may also make additional contributions at its discretion. The Company's contributions to the 401(k) Plan were $834,000,
$746,000, and $621,000 for the years ended December 31, 2004, 2003, and 2002, respectively. No discretionary contributions were made by the Company to the
401(k) Plan in any of these three years.

Employee Stock Purchase Plan

         Under the St. Mary Land & Exploration Company Employee Stock
Purchase Plan ("the ESPP"), eligible employees may purchase shares of the
Company's common stock through payroll deductions of up to 15 percent of eligible compensation. The purchase price of the stock is 85 percent of the lower of the fair market value of the stock on the first or last day of the purchase period, and shares issued under the ESPP are restricted for a period of
18 months from the date issued. The ESPP is intended to qualify under Section
423 of the Internal Revenue Code. The Company has set aside 1,000,000 shares of its common stock to be available for issuance under the ESPP. Shares issued under the ESPP totaled 13,874 in 2004, 16,994 in 2003, and 18,217 in 2002. Total
proceeds to the Company for the issuance of these shares were $375,000 in 2004,
$375,000 in 2003, and $344,000 in 2002. The Company recorded compensation expense of $21,000 in 2002 due to nonqualified dispositions of stock acquired by employees under the ESPP. No compensation expense has been recorded under the
ESPP after 2002 since all shares issued under the ESPP after July 1, 2001 were issued as restricted shares and are not subject to disqualified disposition.

Stock Option Plans

         The Company has a Stock Option Plan and an Incentive Stock Option Plan
(collectively, the "Option Plans"). The Option Plans grant options to purchase shares of the Company's common stock to eligible employees, contractors, and current and former members of the Board of Directors. There are 5,600,000 shares of the Company's common stock reserved for issuance under the Option Plans. This number is reduced to the extent that restricted stock or restricted stock units are granted under the Restricted Stock Plan. All options granted to date under the Option Plans have been granted at exercise prices equal to the respective market prices of the Company's common stock on the grant dates. There were
869,862 shares available for grant under the Option Plans (including the
Restricted Stock Plan, as described later) as of December 31, 2004.

         A summary of activity associated with the Company's Option Plans during the last three years follows:

                                                         For the Years Ended December 31,
                                 ---------------------------------------------------------------------------------
                                           2004                        2003                       2002
                                 -------------------------- --------------------------- --------------------------
                                                Weighted-                  Weighted-                   Weighted-
                                                 Average                    Average                     Average
                                                Exercise                    Exercise                   Exercise
                                    Shares        Price        Shares        Price         Shares        Price
                                 ------------- ------------ ------------- ------------- ------------- ------------

Outstanding, start of year          3,525,128  $     23.10     3,061,566  $     21.34     2,151,675   $     19.42

Granted                                58,678        37.79       858,431        26.70     1,109,541         23.55
Exercised                            (699,526)       20.06      (245,019)       12.88      (177,085)        11.44
Forfeited                             (58,605)       24.99      (149,850)       24.00       (22,565)        25.08
                                 -------------              -------------               -------------
Outstanding, end of year            2,825,675        24.12     3,525,128        23.10     3,061,566         21.34
                                 =============              =============               =============

Exercisable, end of year            2,220,681        23.51     2,441,246        22.36     1,944,382         19.79

Weighted-average fair
    value of options granted
granted
    during the year              $      16.87               $      12.28                $     10.77

         A summary of additional information related to options outstanding as of December 31, 2004, follows:

                                          Options Outstanding                  Options Exercisable
                           ----------------------------------------------- ----------------------------
                                              Weighted-
                                               Average        Weighted-                    Weighted-
                                              Remaining        Average                      Average
       Range of                Number        Contractual      Exercise        Number        Exercise
    Exercise Prices         Outstanding         Life            Price      Exercisable       Price
------------------------   ---------------  --------------  -------------- -------------  -------------
$    9.25  -  $   12.52           389,204       4.4 years   $      11.50        389,204   $      11.50
    12.53  -      16.69           120,077       6.4 years          15.82        120,077          15.82
    16.70  -      20.87            47,209       3.0 years          17.50         47,209          17.50
    20.88  -      25.04         1,000,032       7.5 years          23.22        757,885          23.10
    25.05  -      29.21           733,671       8.7 years          26.73        413,354          26.65
    29.22  -      33.39           482,530       6.0 years          33.31        482,530          33.31
    33.40  -      37.56            18,750       9.2 years          33.43          1,875          33.43
    37.57  -      41.74            34,202        10 years          41.74          8,547          41.74
                           ---------------                                 -------------

Total                           2,825,675       7.0 years          24.12      2,220,681          23.51
                           ===============                                 =============

         SFAS No. 123 establishes a fair value method of accounting for stock-based compensation plans through either recognition or disclosure. The
Company accounts for stock-based compensation under the intrinsic value method pursuant to APB No. 25 and has elected to adopt SFAS No. 123 through compliance with the disclosure requirements set forth in the Statement. Because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized under APB No. 25. Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that
Statement. This pro forma information is prominently disclosed in Note 1-Summary of Significant Accounting Policies.

         The fair value of options is measured at the date of grant using the
Black-Scholes option-pricing model. The fair values of options granted were estimated using the following weighted-average assumptions:

                                                         For the Years Ended December 31,
                                                   ----------------------------------------------
                                                        2004            2003           2002
                                                   ---------------  -------------- --------------
Risk free interest rate:
         Stock options                                   4.1%             3.6%           3.8%
         Employee stock purchase plan                    3.1%             3.7%           3.5%
Dividend yield:
         Stock options                                   0.3%             0.4%           0.4%
         Employee stock purchase plan                    0.3%             0.4%           0.4%
Volatility factor of the expected market
     price of the Company's common stock:
         Stock options                                  35.9%            39.9%          48.0%
         Employee stock purchase plan                   23.8%            20.2%          30.1%
Expected life of the options (in years)
         Stock options                                   9.0              7.0            5.9
         Employee stock purchase plan                    0.5              0.5            0.5

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, it is management's opinion that the valuations afforded by the existing models are different from the value that the options would realize if traded in the market.

Restricted Stock Plan

         In May 2004 the Restricted Stock Plan was approved by the Company's stockholders, establishing a long-term incentive program whereby grants of restricted stock or restricted stock units may be awarded to eligible employees, consultants, and members of the Board of Directors. Restrictions and vesting periods for the awards are determined at the discretion of the Board of
Directors and are set forth in the award agreements. The total number of shares of the Company's common stock reserved for issuance under the Restricted Stock
Plan is 5,600,000. This number is reduced to the extent that stock options are granted under the Company's Option Plans.

         St. Mary made grants of 232,861 RSUs in June 2004. The total expense associated with these grants was $8.3 million as measured on the date of the grant and has been reduced by $178,000 for forfeitures as of December 31, 2004.
The total measured expense was initially recorded as deferred stock-based compensation and is being charged to compensation expense based on the vesting schedule. The RSU grants vest 25 percent immediately upon issuance and 25 percent on each of the first three anniversary dates. The vested shares underlying the RSU grants will be issued on the third anniversary of the grants, at which time the shares carry no further restrictions. As of December 31, 2004, there were 169,616 unvested RSUs, which included the total of the 2004 grants less the vested portion of the grants and units forfeited due to employee terminations prior to vesting. Compensation expense for the year ended December
31, 2004, related to the 2004 grants totaled $3.1 million. In addition, the
Company recorded $1.1 million of compensation expense for the year ended
December 31, 2004, related to the expected 25 percent immediate vesting of the estimated 2005 RSU grants.

Non -Employee Director Stock Compensation Plan

         In May 2003, stockholders approved a Non-Employee Director Stock
Compensation Plan to authorize the issuance of up to 30,000 shares of St. Mary common stock to non-employee directors as part of their compensation over an anticipated period of up to five years. The purpose of the plan is to attract, retain, and motivate non-employee directors. As of December 31, 2004, 12,600 shares have been issued under this plan.

Note 8 - Pension Benefits

         The Company's employees participate in a non-contributory pension plan covering substantially all employees who meet age and service requirements (the
"Qualified Pension Plan"). The Company also has a supplemental non-contributory pension plan covering certain management employees (the "Nonqualified Pension
Plan").

Obligations and Funded Status

                                                             For the Years Ended December 31,
                                                     -------------------------------------------------
                                                         2004              2003              2002
                                                     -------------     --------------    -------------
                                                                      (In thousands)
Change in benefit obligations:
Projected benefit obligation at beginning of year    $    8,048        $    6,330        $    5,098
      Service cost                                        1,139               963               442
      Interest cost                                         489               428               358
      Amendments                                              -                 -               (46)
      Actuarial loss                                      1,236               620               503
Benefits paid                                              (738)             (293)              (25)
                                                     -------------     --------------    -------------
Projected benefit obligation at end of year          $   10,174        $    8,048        $    6,330
                                                     =============     ==============    =============

Change in plan assets:
Fair value of plan assets at beginning of year       $    3,694        $    2,478        $    2,042
      Actual return on plan assets                          434               608              (255)
      Employer contribution                               1,285               901               716
      Benefits paid                                        (738)             (293)              (25)
                                                     -------------     --------------    -------------
Fair value of plan assets at end of year             $    4,675        $    3,694        $    2,478
                                                     =============     ==============    =============

Funded status:                                       $   (5,499)       $   (4,354)       $   (3,758)
      Unrecognized net loss                               3,754             2,874             2,925
      Unrecognized prior service cost                         -               (15)              (41)
                                                     -------------     --------------    -------------
Accrued benefit cost                                 $   (1,745)       $   (1,495)       $     (874)
                                                     =============     ==============    =============

Amounts Recognized in the Consolidated Balance Sheets

                                                      As of December 31,
                                         ----------------------------------------------
                                                2004                      2003
                                         ---------------------    ---------------------
                                                        (In thousands)
Accrued benefit cost                     $          1,745         $          1,495
Accumulated other comprehensive income                746                      914
                                         ---------------------    ---------------------
Net amount recognized                    $          2,491         $          2,409
                                         =====================    =====================

Information for Pension Plans with an Accumulated Benefit Obligation in Excess of Plan Assets

                                                     As of December 31,
                                          -----------------------------------------
                                                 2004                   2003
                                          -------------------     -----------------
                                                       (In thousands)
Projected benefit obligation              $      10,174           $      8,048
Accumulated benefit obligation            $       7,143           $      6,058
Fair value of plan assets                 $       4,675           $      3,694

         The Company's accumulated benefit obligation for the Qualified Pension
Plan was $5.9 million at December 31, 2004, and $4.8 million at December 31,
2003. The accumulated benefit obligation exceeds plan assets by $1.2 million.
The tax-adjusted liability of $463,000 was recorded in other comprehensive income at December 31, 2004.

         The Company's accumulated benefit obligation for the Nonqualified
Pension Plan was $1.2 million at December 31, 2004, and $1.2 million at December
31, 2003. There are no plan assets in the Nonqualified Pension Plan due to the nature of the plan.

Components of Net Periodic Benefit Cost

                                                         For the Years Ended December 31,
                                                 ---------------------------------------------
                                                      2004            2003          2002
                                                 -------------  --------------  --------------
                                                                (In thousands)
Components of net periodic benefit cost:
      Service cost                               $     1,139    $       963     $       442
      Interest cost                                      489            428             358
      Expected return on plan assets                    (295)          (172)           (146)
      Amortization of prior service cost                 (16)           (25)            (25)
      Amortization of net actuarial loss                 218            329             211
                                                 -------------  --------------  --------------
Net periodic benefit cost                        $     1,535    $     1,523     $       840
                                                 =============  ==============  ==============

         Prior service costs are amortized on a straight-line basis over the average remaining service period of active participants. Gains and losses in excess of 10 percent of the greater of the benefit obligation and the market-related value of assets are amortized over the average remaining service period of active participants.

Additional Information

         The minimum liability included in other accumulated comprehensive income, net of taxes, decreased by $101,000 and $197,000 for the years ended
December 31, 2004 and 2003, respectively, and increased by $761,000 for the year ended December 31, 2002.

Assumptions

         Weighted-average assumptions to measure the Company's projected benefit obligation and net periodic benefit cost are as follows:

                                                           As of December 31,
                                                 --------------------------------------
                                                      2004                  2003
                                                 ----------------      ----------------
Projected benefit obligation
----------------------------
      Discount rate                                      5.75%                 6.25%
      Expected return on plan assets                     8.00%                 8.00%
      Rate of compensation increase                      4.00%                 3.50%

Net periodic benefit cost
-------------------------
      Discount rate                                      6.25%                 6.50%
      Expected return on plan assets                     8.00%                 8.00%
      Rate of compensation increase                      3.50%                 3.75%

Plan Assets

         The Company's weighted-average asset allocation for the Qualified Plan is as follows:

                                                  As of December 31,
                           Target          -----------------------------------
Asset Category              2005                2004                2003
---------------------  ----------------    ----------------    ---------------
Equity securities             60.0%               63.0%               61.4%
Debt securities               40.0%               34.7%               38.0%
Other                            0%                2.3%                0.6%
                       ----------------    ----------------    ---------------
     Total                   100.0%              100.0%              100.0%
                       ================    ================    ===============

         Equity securities do not include any shares of the Company's common stock for any period presented. There is no asset allocation for the
Nonqualified Pension Plan since that plan does not have its own assets. An expected return on plan assets of eight percent was used to calculate the
Company's obligation under the Qualified Plan. Factors considered in determining the expected return include the 60 percent equity and 40 percent debt securities mix of investment for plan assets and the long-term historical rate of return provided by the equity and debt securities markets. The estimated rate of return on plan assets was 11.7 percent for 2004 and 24.6 percent for 2003. The difference in investment income using the projected rate of return compared to the actual rates of return for the past two years was not material and will not have a material effect on the statements of operation or on cash flows from operating activities in future years.

Contributions

         The Company contributed $1.3 million, $901,000, and $716,000 to the pension plans in the years ended December 31, 2004, 2003, and 2002, respectively. St. Mary expects to contribute approximately $1.1 million to the pension plans in 2005.

Benefit Payments

         The Company made actual benefit payments of $738,000, $293,000, and
$25,000 in the years ended December 31, 2004, 2003 and 2002, respectively.
Expected benefit payments over the next ten years follows:

     Years Ended December 31,                  (in thousands)
-----------------------------------            ---------------
               2005                             $        368
               2006                             $        371
               2007                             $        469
               2008                             $        597
               2009                             $        837
        2010 through 2014                       $     11,752

Note 9 - Asset Retirement Obligations

         As of January 1, 2003, the Company adopted the provisions of SFAS No.
143, "Accounting for Asset Retirement Obligations." SFAS No. 143 generally applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. SFAS No. 143 requires the Company to recognize an estimated liability for future costs associated with the abandonment of its oil and gas properties. A liability for the fair value of an asset retirement obligation and a corresponding increase to the carrying value of the related long-lived asset is recorded at the time a well is completed or acquired. The increase in carrying value is included in proved oil and gas properties on the consolidated balance sheets. The Company depletes the amount added to proved oil and gas property costs and recognizes accretion expense in connection with the discounted liability over the remaining estimated economic lives of the respective oil and gas properties. Prior to the adoption of SFAS No. 143, the
Company had recognized an abandonment liability for its offshore wells. These offshore liabilities were reversed upon adoption of SFAS No. 143, and the methodology described above was used to determine the liability associated with abandoning all wells, including those offshore.

         The estimated liability is based on historical experience in abandoning wells, estimated economic lives, external estimates as to the cost to abandon the wells in the future and federal, and state regulatory requirements. The liability is discounted using a credit-adjusted risk-free rate estimated at the time the liability is incurred or revised. The credit-adjusted risk-free rates used to discount the Company's abandonment liabilities range from 6.50 percent to 7.25 percent. Revisions to the liability could occur due to changes in estimated abandonment costs or well economic lives, or if federal or state regulators enact new requirements regarding the abandonment of wells.

         Upon adoption of SFAS No. 143, the Company recorded a discounted liability of $21.4 million, reversed the existing offshore abandonment liability of $9.1 million, increased property and equipment by $12.8 million, decreased accumulated DD&A by $8.3 million and recognized a one-time cumulative effect gain of $5.4 million (net of deferred tax benefit of $3.4 million).

         A reconciliation of the Company's asset retirement obligation liability is as follows:

                                                 As of December 31,
                                           ---------------------------------
                                                  2004               2003
                                           --------------    ---------------
                                                   (In thousands)
Beginning asset retirement obligation      $     25,485      $          -
     Liability from SFAS 143 adoption                 -            21,403
     Liabilities incurred                         7,187             4,395
     Liabilities settled                           (620)           (3,169)
     Accretion expense                            1,984             1,719
     Revision to estimated cash flows             6,875             1,137
                                           --------------    ---------------
Ending asset retirement obligation         $     40,911      $     25,485
                                           ==============    ===============

         The following tables illustrate the effect on the asset retirement obligation liability, net income and earnings per share if the Company had adopted the provisions of SFAS No. 143 on January 1, 2002. The pro forma amounts are calculated using current information, assumptions and interest rates as of
January 1, 2003 (in thousands, except per share amounts).

                                              As of December 31,
                                        --------------------------------
                                                     2002
                                        --------------------------------
Asset retirement obligation liability        $                21,829

                                             Year Ended December 31,
                                          ------------------------------
                                                      2002
                                          ------------------------------
Net income
     As reported                             $                27,560
     Pro forma                               $                26,622

Basic earnings per share
     As reported                             $                  0.99
     Pro forma                               $                  0.96

Diluted earnings per share
     As reported                             $                  0.97
     Pro forma                               $                  0.94

Note 10 - Derivative Financial Instruments

         The Company realized a net loss of $50.6 million from its derivative contracts for the year ended December 31, 2004, a net loss of $22.7 million for the year ended December 31, 2003, and a net gain of $953,000 for the year ended
December 31, 2002.

         The following table summarizes derivative instrument gain (loss)
activity (in thousands):

                                                         For the Years Ended December 31,
                                                 ---------------------------------------------
                                                        2004            2003            2002
                                                 ---------------  --------------  ------------

Derivative contract settlements included
    in oil and gas hedge loss                    $    (50,299)    $   (22,439)    $   (2,235)
Ineffective portion of hedges qualifying
    for hedge accounting included in
    derivative gain (loss)                                113            (246)           (32)
Non-qualified derivative contracts included
    in derivative gain (loss)                            (373)            (64)         3,220
                                                 ---------------  --------------  ------------

              Total gain (loss)                  $    (50,559)    $   (22,749)    $      953
                                                 ===============  ==============  ============

Oil and Gas Commodity Hedges

         The Company has in place derivative contracts for the sale of oil and natural gas. The Company attempts to qualify these instruments as cash flow hedges for accounting purposes. The table below describes the volumes and average contract prices of hedges currently in place. The Company's oil and natural gas derivative contracts include swap and collar arrangements. Gas contracts are indexed to a variety of regional indexes, and the oil contracts are NYMEX based.

Swaps                                   Gas (per MMBtu)                                 Oil (per Bbl)
-----
                           -------------------------------------------    ------------------------------------------
                                                 Weighted-Average                               Weighted-Average
Contract                                          Contract Price                                 Contract Price
Period                        Volumes            (Regional Index)            Volumes                (NYMEX)
                           ---------------    -----------------------     ---------------    -----------------------
2005
----
Quarter Ending:

    March 31,                   2,297,800     $           7.16                  242,452      $         40.19
    June 30,                    2,026,600     $           6.16                  184,214      $         42.56
    September 30,               1,605,000     $           6.24                  188,980      $         41.61
    December 31,                1,590,000     $           6.54                  138,770      $         40.80
                           ---------------                                ---------------
Total 2005                      7,519,400     $           6.56                  754,416      $         41.24
                           ---------------                                ---------------
2006
----
Quarter Ending:
    March 31,                     720,000     $           6.49                  103,366      $         38.93
    June 30,                      710,000     $           5.51                   99,976      $         38.15
    September 30,                 690,000     $           5.49                  100,372      $         37.47
    December 31,                  270,000     $           5.55                   77,686      $         36.42
                           ---------------                                ---------------
Total 2006                      2,390,000     $           5.80                  381,400      $         37.83
                           ---------------                                ---------------
2007
----
Quarter Ending:
    March 31,                           -     $              -                   63,410      $         35.63
    June 30,                            -     $              -                   61,072      $         35.35
    September 30,                       -     $              -                   62,684      $         35.10
    December 31,                        -     $              -                   60,620      $         34.79
                           ---------------                                ---------------
Total 2007                              -     $              -                  247,786      $         35.22
                           ---------------                                ---------------
All Contracts                   9,909,400     $           6.38                1,383,602      $         39.22
                           ===============                                ===============

Collars                                                        Gas (per MMBtu)
-------
                                     ---------------------------------------------------------------------
                                       Weighted-      Weighted-
                                        Average        Average
Contract                                 Floor         Ceiling
Period                                   Price          Price            Volumes              Index
                                         -----          -----            -------              -----
2005
----
Quarter Ending:
     March 31,                       $       6.62   $      8.08             540,000         IF ANR OK
     June 30,                        $       5.73   $      7.20             540,000         IF ANR OK
     September 30,                   $       5.75   $      7.30             415,000         IF ANR OK
     December 31,                    $       6.00   $      7.63             390,000         IF ANR OK
                                                                   ---------------------
All Contracts                        $       6.05   $      7.57           1,885,000
                                                                   =====================

         The Company seeks to minimize basis risk and indexes its oil contracts to NYMEX prices and its gas contracts to various regional index prices associated with pipelines in proximity to the Company's areas of gas production.
Swap natural gas volumes associated with specific Inside FERC ("IF") regional indexes are as follows:

Regional Index                                     MMBtu
                                              --------------
IF ANR OK                                        4,679,400
IF Reliant N/S                                   2,920,000
IF PEPL                                          2,310,000
                                              --------------
Total                                            9,909,400
                                              ==============

         Derivative gain (loss) in the consolidated statements of operations for the year ended December 31, 2004, and 2003, include a net gain of $113,000 and a net loss of $246,000 from ineffectiveness related to oil and natural gas derivative contracts, respectively. On December 31, 2004, the estimated fair value of oil and natural gas derivative contracts designated and qualifying as cash flow hedges under SFAS No. 133 was a net asset of $4.2 million. If prices remain unchanged from year end levels, the Company would reclassify this amount to oil and gas hedge gain included in operating revenue as the hedged production quantity is produced. As of December 31, 2004, the net amount of unrealized gain net of deferred income taxes to be reclassified from accumulated other comprehensive income to oil and gas production operating revenues in the next twelve months was $5.0 million. The Company anticipates that all original forecasted transactions will occur by the end of their originally specified periods.

Interest Rate Derivative Contracts

         In October 2003 the Company entered into fixed-to-floating interest rate swaps for a total notional amount of $50.0 million through March 20, 2007.
Under the swaps, St. Mary will be paid a fixed interest rate of 5.75 percent and will pay a variable interest rate of 235 basis points above the six-month LIBOR rate as determined on the semi-annual settlement date. The payment dates of the swaps match the interest payment dates of the Convertible Notes. The six-month
LIBOR rate on December 31, 2004, was 2.78 percent. Realized gains included in interest expense on these swaps were $795,000 in 2004. Derivative gain (loss) in the consolidated statements of operations for the year ended December 31, 2004, and 2003, includes a $328,000 and $104,000 net loss, respectively, from mark-to-market adjustments for this derivative. The fair value of the swaps was a liability of $432,000 and $104,000 as of December 31, 2004, and 2003,
respectively.

         Included in the consolidated statements of operations in 2002 is a net realized gain of $3.6 million included in derivative gain. This gain was generated from the settlement of a fixed-to-floating interest rate swap contract entered into in March 2002 on $50.0 million of the Convertible Notes. This swap did not qualify for fair value hedge treatment under SFAS No. 133 and related pronouncements. This contract was closed out on December 3, 2002.

Convertible Note Derivative Instrument

         The Company's Convertible Notes contain a provision for payment of contingent interest if certain conditions are met. Under SFAS No. 133 this provision is considered an embedded equity-related derivative that is not clearly and closely related to the fair value of an equity interest and therefore must be treated as a separate derivative instrument. The value of the derivative at issuance of the Convertible Notes in March 2002 was $474,000. This
amount was recorded as a decrease to the Convertible Notes payable in the consolidated balance sheets. Of this amount, $95,000, $95,000 and $75,000 have been amortized through interest expense for the years ended December 31, 2004,
2003, and 2002, respectively. Derivative gain (loss) in the consolidated statements of operations for the years ended December 31, 2004, 2003, and 2002, includes a $45,000 net loss, a $40,000 net gain and a $341,000 net loss, respectively, from mark-to-market adjustments for this derivative. The fair value of this derivative at December 31, 2004 and 2003, was a liability of
$820,000 and $775,000, respectively.

Note 11 - Repurchase of St. Mary Common Stock

Flying J Repurchase Transaction

         On February 9, 2004, the Company repurchased from Flying J 3,380,818 restricted shares of St. Mary common stock for a total of $91.0 million. These shares were originally issued by St. Mary to Flying J on January 29, 2003, in connection with St. Mary's acquisition of oil and gas properties. In addition to issuing the shares in the acquisition, St. Mary loaned Flying J $71.6 million.
Flying J used the proceeds to repay their outstanding loan balance to St. Mary of $71.6 million. Accrued interest, which was not recorded by the Company for financial reporting purposes due to the non-recourse nature of the loan, was forgiven. The net $19.4 million cash outlay was funded from the Company's existing cash balances and borrowings under its credit facility.

Stock Repurchase Program

             In August 2004 the Company's Board of Directors approved an increase in the number of shares that may be repurchased under the original authorization approved in August of 1998 to 3,000,000 as of the effective date of the resolution. St. Mary had not made any repurchases under the program since
2001. The shares may be repurchased from time to time in open market transactions or privately negotiated transactions, subject to market conditions and other factors, including certain provisions of St. Mary's existing credit facility agreement and compliance with securities laws. Stock repurchases may be funded with existing cash balances, internal cash flow and borrowings under the credit facility. The stock repurchase program may be suspended or discontinued
at any time. As of December 31, 2004, a total of 1,499,200 shares of the
Company's common stock had been repurchased under the plan. The company repurchased 489,300 and -0- shares in 2004 and 2003, respectively. In September
2004 the Company retired from treasury the 489,300 shares repurchased in 2004 together with 740,100 shares repurchased in prior years.

Note 12 - Disclosures about Oil and Gas Producing Activities

Costs Incurred in Oil and Gas Producing Activities:

         Costs incurred in oil and gas property acquisition, exploration and development activities, whether capitalized or expensed, are summarized as follows. The 2004 and 2003 amounts include $14.1 million and $5.5 million, respectively, of capitalized costs associated with asset retirement obligations.

                                                               For the Years Ended December 31,
                                                     -----------------------------------------------------
                                                          2004               2003               2002
                                                     ---------------    ---------------    ---------------
                                                                        (In thousands)
Development costs                                    $     190,829      $     111,908      $      74,376
Exploration                                                 37,977             33,296             22,548
Acquisitions:
   Proved                                                   69,054             73,989             85,559
   Unproved                                                  7,646              8,942              2,147
   Leasing activity                                          7,877              7,480              8,128
                                                     ---------------    ---------------    ---------------
Total                                                $     313,383      $     235,615      $     192,758
                                                     ===============    ===============    ===============

Oil and Gas Reserve Quantities (Unaudited):

         For all years presented the reserve information for greater than 80 percent of the PV-10 value was prepared by Ryder Scott Company L.P. and/or
Netherland, Sewell and Associates, Inc. ("NSAI"). The Company engaged NSAI for the first time in 2004. St. Mary prepared the reserve estimates for the remainder of all properties. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries and undeveloped locations are more imprecise than estimates of established proved producing oil and gas properties. Accordingly, these estimates are expected to change as future information becomes available.

         Proved oil and gas reserves are the estimated quantities of crude oil, natural gas and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are those expected to be recovered through existing wells with existing equipment and operating methods. All of the
Company's proved reserves are located in the United States.

         Presented below is a summary of the changes in estimated reserves of the Company:

                                                                 For the Years Ended December 31,
                                    -------------------------------------------------------------------------------------------
                                               2004                            2003                           2002
                                    ----------------------------    ---------------------------    ----------------------------
                                       Oil or                         Oil or                          Oil or
                                     Condensate         Gas         Condensate         Gas          Condensate         Gas
                                    --------------   -----------    ------------    -----------    -------------    -----------
                                        (MBbl)         (MMcf)           (MBbl)        (MMcf)          (MBbl)          (MMcf)
Developed and undeveloped:
  Beginning of year                     47,787        307,024           36,119       274,172          23,669         241,231
  Revisions of previous estimate         1,994        (21,885)           2,856         3,904           3,611           4,696
  Discoveries and extensions             6,306         63,185            3,681        69,189           1,250          32,813
  Purchases of minerals in place         5,773         17,635           11,952        41,335          10,578          38,118
  Sales of reserves                       (487)          (165)          (2,280)      (31,913)           (174)         (4,522)
  Production                            (4,799)       (46,598)          (4,541)      (49,663)         (2,815)        (38,164)
                                    --------------   -----------    ------------    -----------    -------------    -----------
End of year (a)                         56,574        319,196           47,787       307,024          36,119         274,172
                                    ==============   ===========    ============    ===========    =============    ===========

Proved developed reserves:
  Beginning of year                     43,693        264,140           33,580       228,973          20,679         205,637
                                    ==============   ===========    ============    ===========    =============    ===========
  End of year                           47,992        272,295           43,693       264,140          33,580         228,973
                                    ==============   ===========    ============    ===========    =============    ===========
-------------------
     (a)      At December 31, 2004, 2003, and 2002 amounts include approximately
              480, 1,119, and 1,151 MMcf, respectively, representing the
              Company's net underproduced gas balancing position.

Standardized Measure of Discounted Future Net Cash Flows (Unaudited):

         SFAS No. 69, "Disclosures about Oil and Gas Producing Activities,"
prescribes guidelines for computing a standardized measure of future net cash flows and changes therein relating to estimated proved reserves. The Company has followed these guidelines, which are briefly discussed below.

         Future cash inflows and future production and development costs are determined by applying benchmark prices and costs, including transportation, quality and basis differentials, in effect at year-end to the year-end estimated quantities of oil and gas to be produced in the future. Each property the
Company operates is also charged with field-level overhead in the estimated reserve calculation. Estimated future income taxes are computed using current statutory income tax rates, including consideration for estimated future statutory depletion. The resulting future net cash flows are reduced to present value amounts by applying a 10 percent annual discount factor.

         Future operating costs are determined based on estimates of expenditures to be incurred in developing and producing the proved oil and gas reserves in place at the end of the period, using year-end costs and assuming continuation of existing economic conditions, plus Company overhead incurred by the central administrative office attributable to operating activities.

         The assumptions used to compute the standardized measure are those prescribed by the FASB and the Securities and Exchange Commission. These
assumptions do not necessarily reflect the Company's expectations of actual revenues to be derived from those reserves, nor their present value. The limitations inherent in the reserve quantity estimation process, as discussed previously, are equally applicable to the standardized measure computations since these estimates are the basis for the valuation process. The following prices, adjusted for transportation, quality and basis differentials, were used in the calculation of the standardized measure:

                                 2004          2003          2002
                              -----------    ----------    ----------
Gas (per Mcf)                 $    5.80      $    5.70     $    4.21
Oil (per Bbl)                 $   40.06      $   31.01     $   29.31

        The following summary sets forth the Company's future net cash flows relating to proved oil and gas reserves based on the standardized measure prescribed in SFAS No. 69:

                                                            As of December 31,
                                           ------------------------------------------------------
                                                2004               2003               2002
                                           ---------------    ----------------   ----------------
                                                              (In thousands)
Future cash inflows                        $   4,118,188      $   3,232,605      $    2,238,513
Future production costs                       (1,349,380)          (963,226)           (696,132)
Future development costs                        (164,797)          (101,935)            (87,859)
Future income taxes                             (827,368)          (735,947)           (429,618)
                                           ---------------    ----------------   ----------------
Future net cash flows                          1,776,643          1,431,497           1,024,904
10 percent annual discount                      (742,705)          (571,541)           (443,042)
                                           ---------------    ----------------   ----------------
Standardized measure of discounted
     future net cash flows                 $   1,033,938      $     859,956      $      581,862
                                           ===============    ================   ================

         The principle sources of change in the standardized measure of discounted future net cash flows are:

                                                                   For the Years Ended December 31,
                                                        -------------------------------------------------------
                                                              2004                2003               2002
                                                        -----------------    ----------------    --------------
                                                                            (In thousands)
Standard measure, beginning of year                     $      859,956       $      581,862      $     281,877
Sales of oil and gas produced, net of
      production costs and hedging                            (368,099)            (299,044)          (137,066)
Net changes in prices and production costs                     166,826              168,661            298,079
Extensions, discoveries and other, net of
     production costs                                          279,763              226,181             92,227
Purchase of minerals in place                                   73,875              178,264            160,089
Development costs incurred during the year                      46,156               22,763             23,802
Changes in estimated future development costs                  (17,489)              11,175              4,265
Revisions of previous quantity estimates                       (24,271)              45,551             49,892
Accretion of discount                                          125,175               78,869             34,749
Sales of reserves in place                                      (3,906)             (47,270)              (708)
Net change in income taxes                                     (75,389)            (211,381)          (177,335)
Changes in timing and other                                    (28,659)             104,325            (48,009)
                                                        -----------------    ----------------    --------------
Standardized measure, end of year                       $    1,033,938       $      859,956      $     581,862
                                                        =================    ================    ==============

Note 13 - Quarterly Financial Information (Unaudited)

         The Company's quarterly financial information for fiscal 2004 and 2003 is as follows (in thousands, except per share amounts):

                                                       First          Second              Third            Fourth
                                                      Quarter         Quarter            Quarter          Quarter
                                                   -------------   --------------    --------------    --------------
Year Ended December 31, 2004
----------------------------
Total revenue                                      $    96,482     $    102,151      $    108,078      $    126,388
   Less: costs and expenses                             60,603           65,566            71,575            83,440
                                                   -------------   --------------    --------------    --------------
Income from operations                             $    35,879     $     36,585      $     36,503      $     42,948

Income before income taxes                         $    34,535     $     35,262      $     35,125      $     41,306
Net income                                         $    21,449     $     21,836      $     22,565      $     26,629

Basic net income per common share                  $      0.72     $       0.76      $       0.79      $       0.94

Diluted net income per common share                $      0.66     $       0.69      $       0.71      $       0.83

Dividends declared  per common share               $         -     $       0.05      $       0.05                 -

Year Ended December 31, 2003
----------------------------
Total revenue                                      $   101,155     $    103,628      $     90,935      $     97,990
   Less: costs and expenses                             54,736           61,619            66,624            57,418
                                                   -------------   --------------    --------------    --------------
Income from operations                             $    46,419     $     42,009      $     24,311      $     40,572

Income before income taxes and cumulative effect
  of accounting principle                          $    44,433     $     39,986      $     22,551      $     39,100
Net income                                         $    32,797     $     24,317      $     13,786      $     24,675

Basic earnings per common share:
   Income before cumulative effect of
     change in accounting principle                $      0.90     $       0.77      $       0.44      $       0.78
   Cumulative effect of change in
     accounting principle                                 0.18                -                 -                 -
                                                   -------------   --------------    --------------    --------------
Basic net income per common share                  $      1.08     $       0.77      $       0.44      $       0.78
                                                   =============   ==============    ==============    ==============

Diluted earnings per common share:
   Income before cumulative effect of
     change in accounting principle                $      0.81     $       0.71      $       0.41      $       0.72
   Cumulative effect of change in
     accounting principle                                 0.16                -                 -                 -
                                                   -------------   --------------    --------------    --------------
Diluted net income per common share                $      0.97     $       0.71      $       0.41      $       0.72
                                                   =============   ==============    ==============    ==============
Dividends declared  per common share               $         -     $       0.05      $          -      $       0.05

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               ST. MARY LAND & EXPLORATION COMPANY
                               ---------------------------------------
                               (Registrant)

Date:  February 25, 2005       By: /S/ MARK A HELLERSTEIN
                                   -----------------------
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
Honeyfield his or her true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, and each with full power to act alone, for the undersigned and in his or her name, place and stead, in any and all capacities, to sign any amendments to this Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange
Commission, hereby ratifying and confirming all that each of said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                       Title                                       Date
---------                       -----                                       ----

/S/ MARK A. HELLERSTEIN
-----------------------
Mark A. Hellerstein         Chairman of the Board              February 25, 2005
                            of Directors, President
                            and Chief Executive Officer

/S/ DAVID W. HONEYFIELD
-----------------------
David W. Honeyfield         Vice President-Finance,            February 25, 2005
                            Secretary and Treasurer

/S/ GARRY A. WILKENING
----------------------
Garry A. Wilkening          Vice President-Administration      February 25, 2005
                            and Controller

Signature                       Title                                       Date
---------                       -----                                       ----

/S/BARBARA M. BAUMANN
---------------------
Barbara M. Baumann          Director                           February 25, 2005

/S/ LARRY W. BICKLE
-------------------
Larry W. Bickle             Director                           February 25, 2005

/S/ RONALD D. BOONE
-------------------
Ronald D. Boone             Director                           February 25, 2005

/S/ THOMAS E. CONGDON
---------------------
Thomas E. Congdon           Director                           February 25, 2005

/S/ WILLIAM J. GARDINER
-----------------------
William J. Gardiner         Director                           February 25, 2005

/S/ WILLIAM D. SULLIVAN
-----------------------
William D. Sullivan         Director                           February 25, 2005

/S/ JOHN M. SEIDL
-----------------
John M. Seidl               Director                           February 25, 2005