Form 10-Q
period 2005-03-31
ST MARY LAND & EXPLORATION CO
filed 2005-05-04
CIK 893538

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
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

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

As of April 22, 2005, the registrant had 57,239,058 shares of common stock,
$0.01 par value, outstanding.

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

                Consolidated Balance
                Sheets - March 31, 2005 and
                December 31, 2004..............................................3

                Consolidated Statements of
                Operations - Three Months Ended
                March 31, 2005 and 2004........................................4

                Consolidated Statements of
                Stockholders' Equity and
                Comprehensive Income - March 31, 2005
                and December 31, 2004..........................................5

                Consolidated Statements of
                Cash Flows - Three Months Ended
                March 31, 2005 and 2004........................................6

                Notes to Consolidated Financial
                Statements - March 31, 2005....................................8

        Item 2. Management's Discussion and Analysis
                of Financial Condition and Results
                of Operations.................................................20

        Item 3. Quantitative and Qualitative Disclosures
                About Market Risk (included within
                the content of Item 2)........................................34

        Item 4. Controls and Procedures.......................................34

Part II.OTHER INFORMATION

        Item 1. Legal Proceedings.............................................34

        Item 6. Exhibits......................................................35

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                   ST. MARY LAND & EXPLORATION COMPANY AND
                    SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                      (In thousands, except share amounts)

                                                                               March 31,        December 31,
                                                                             -------------      -------------
                                ASSETS                                           2005               2004
                                                                             -------------      -------------
Current assets:
  Cash and cash equivalents                                                  $    17,520        $     6,418
  Short-term investments                                                           1,500              1,412
  Accounts receivable                                                             96,669            104,964
  Prepaid expenses and other                                                       7,466              5,863
  Deferred income taxes                                                            7,615                  -
  Accrued derivative asset                                                           127              8,270
                                                                             -------------      -------------
        Total current assets                                                     130,897            126,927
                                                                             -------------      -------------
Property and equipment (successful efforts method), at cost:
  Proved oil and gas properties                                                1,211,911          1,124,810
  Less - accumulated depletion, depreciation and amortization                   (415,805)          (399,013)
  Unproved oil and gas properties, net of impairment allowance
        of $8,873 in 2005 and $9,867 in 2004                                      44,961             41,969
  Wells in progress                                                               36,348             35,515
  Other property and equipment, net of accumulated depreciation
        of $6,803 in 2005 and $6,459 in 2004                                       5,167              5,244
                                                                             -------------      -------------
                                                                                 882,582            808,525
                                                                             -------------      -------------
Noncurrent assets:
  Goodwill                                                                         9,612                  -
  Other noncurrent assets                                                          5,544             10,008
                                                                             -------------      -------------
        Total noncurrent assets                                                   15,156             10,008
                                                                             -------------     -------------

                                                                             -------------      -------------
Total Assets                                                                 $ 1,028,635        $   945,460
                                                                             =============      =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                                      $   110,415        $   110,117
  Accrued derivative liability                                                    21,330              2,502
  Deferred income taxes                                                              111              2,273
                                                                             -------------      -------------
        Total current liabilities                                                131,856            114,892
                                                                             -------------      -------------
Noncurrent liabilities:
  Long-term credit facility                                                       47,000             37,000
  Convertible notes                                                               99,814             99,791
  Asset retirement obligation                                                     43,462             40,911
  Net Profits Plan liability                                                      34,782             30,561
  Deferred income taxes                                                          153,724            129,830
  Other noncurrent liabilities                                                    17,707              8,020
                                                                             -------------      -------------
        Total noncurrent liabilities                                             396,489            346,113
                                                                             -------------      -------------
Commitments and contingencies

Stockholders' equity:
  Common stock, $0.01 par value: authorized  - 100,000,000 shares;
        issued:  57,732,758 shares in 2005 and 57,458,246 shares in 2004;
        outstanding, net of treasury shares:  57,232,758 shares in 2005
        and 56,958,246 shares in 2004                                                577                574
  Additional paid-in capital                                                     135,963            127,374
  Treasury stock, at cost:  500,000 shares in 2005 and 2004                       (5,295)            (5,295)
  Deferred stock-based compensation                                               (8,088)            (5,039)
  Retained earnings                                                              396,808            364,567
  Accumulated other comprehensive income (loss)                                  (19,675)             2,274
                                                                             -------------      -------------
        Total stockholders' equity                                               500,290            484,455
                                                                             -------------      -------------
Total Liabilities and Stockholders' Equity                                   $ 1,028,635        $   945,460
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

            ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (In thousands, except per share amounts)

                                                                               For the Three Months Ended
                                                                                        March 31,
                                                                             -------------------------------
                                                                                  2005               2004
                                                                             ------------       ------------
Operating revenues:
  Oil and gas production revenue                                             $   138,370        $   101,206
  Oil and gas hedge gain (loss)                                                    1,560             (8,599)
  Marketed gas revenue                                                             3,396              3,573
  Gain on sale of proved properties                                                    -                195
  Other revenue                                                                      492                107
                                                                             ------------       ------------
        Total operating revenues                                                 143,818             96,482
                                                                             ------------       ------------
Operating expenses:
  Oil and gas production expense                                                  32,159             23,543
  Depletion, depreciation, amortization
        and abandonment liability accretion                                       30,074             20,626
  Exploration                                                                      7,083              4,631
  Abandonment and impairment of unproved properties                                1,870                922
  General and administrative                                                       5,986              5,577
  Change in Net Profits Plan liability                                             4,221              2,160
  Marketed gas operating expense                                                   3,125              3,411
  Derivative loss (gain)                                                           1,129               (852)
  Other expense                                                                      514                585
                                                                             ------------       ------------
        Total operating expenses                                                  86,161             60,603
                                                                             ------------       ------------
Income from operations                                                            57,657             35,879

Nonoperating income (expense):
  Interest income                                                                     82                144
  Interest expense                                                                (1,944)            (1,488)
                                                                             ------------       ------------
Income before income taxes                                                        55,795             34,535
Income tax expense                                                               (20,692)           (13,086)
                                                                             ------------       ------------
Net Income                                                                   $    35,103        $    21,449
                                                                             ============       ============

Basic weighted-average common shares outstanding                                  57,231             59,549
                                                                             ============       ============
Diluted weighted-average common shares outstanding                                67,047             68,383
                                                                             ============       ============

Basic net income per common share                                            $      0.61        $      0.36
                                                                             ============       ============
Diluted net income per common share                                          $      0.54        $      0.33
                                                                             ============       ============

                  The accompanying notes are an integral part
                  of these consolidated financial statements.

            ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (UNAUDITED)
                      (In thousands, except share amounts)

                                                                                                          Accumulated
                               Common Stock      Additional    Treasury Stock       Deferred                 Other        Total
                             -------------------   Paid-in   -------------------  Stock-Based  Retained  Comprehensive Stockholders'
                                 Shares   Amount   Capital     Shares    Amount   Compensation Earnings  Income (Loss)    Equity
                             ----------- ------- ----------  ---------  --------  ------------ -------- -------------- -------------

Balances, December 31, 2003  58,490,246  $  584  $146,070  (2,005,400)  $(16,057) $         -  $274,937  $    (14,881) $   390,653

Comprehensive income,
        net of tax:
  Net income                          -       -         -           -          -            -    92,479             -       92,479
  Change in derivative
    instrument fair value             -       -         -           -          -            -         -       (14,795)     (14,795)
  Reclassification to earnings        -       -         -           -          -            -         -        31,849       31,849
  Minimum pension liability
    adjustment                        -       -         -           -          -            -         -           101          101
                                                                                                                       -------------
Total comprehensive income                                                                                                 109,634
                                                                                                                       -------------
Cash dividends declared,
  $ 0.05 per share                    -       -         -           -          -            -    (2,849)            -       (2,849)
Repurchase of common stock
  from Flying J                       -       -   (19,406)          -          -            -         -             -      (19,406)
Treasury stock purchases              -       -         -    (978,600)   (16,336)           -         -             -      (16,336)
Retirement of treasury stock (2,458,800)    (24)  (26,725)  2,458,800     26,749            -         -             -            -
Issuance of common stock
  under Employee Stock
  Purchase Plan                  27,748       -       375           -          -            -         -             -          375
Sale of common stock,
  including income  tax
  benefit of stock
  option exercises            1,399,052      14    17,832           -          -            -         -             -       17,846
Deferred compensation related
  to issued  restricted stock
  unit awards, net
  of forfeitures                      -       -     8,122           -          -       (8,122)        -             -            -
Accrued stock-based
  compensation                        -       -     1,106           -          -            -         -             -        1,106
Amortization of deferred
  stock-based compensation            -       -         -           -          -        3,083         -             -        3,083
Directors' stock compensation         -       -         -      25,200        349            -         -             -          349
                             ----------- ------- ----------  ---------  --------  ------------ --------  ------------- -------------

Balances, December 31, 2004  57,458,246  $  574  $127,374    (500,000)  $ (5,295) $    (5,039) $364,567  $      2,274  $   484,455
                             ----------- ------- ----------  ---------  --------  ------------ --------  ------------- -------------

Comprehensive income,
        net of tax:
  Net income                          -       -         -           -          -            -    35,103             -       35,103
  Change in derivative
  instrument fair value               -       -         -           -          -            -         -      (20,967)      (20,967)
  Reclassification to earn            -       -         -           -          -            -         -         (982)         (982)
                                                                                                                       -------------
Total comprehensive income                                                                                                  13,154
                                                                                                                       -------------
Cash dividends declared,
  $ 0.05 per share                    -       -         -           -          -            -    (2,862)            -       (2,862)
Sale of common stock,
  including income tax
  benefit of stock
  option exercises              274,512       3     4,504           -          -            -         -             -        4,507
Deferred compensation related
  to issued restricted stock
  unit awards, net
  of forfeitures                      -       -     4,811           -          -       (4,811)        -             -            -
Accrued stock-based
  compensation                        -       -      (726)          -          -            -         -             -         (726)
Amortization of deferred
  stock-based compensation            -       -         -           -          -        1,762         -             -        1,762
                             ----------- ------- ----------  ---------  --------  ------------ --------  ------------- -------------

Balances, March 31, 2005     57,732,758  $  577  $135,963    (500,000)  $ (5,295) $    (8,088) $396,808  $    (19,675) $   500,290
                             =========== ======= ==========  =========  ========  ============ ========  ============= =============

                  The accompanying notes are an integral part
                  of these consolidated financial statements.

            ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                               For the Three Months Ended
                                                                                         March 31,
                                                                               --------------------------
                                                                                  2005           2004
Reconciliation of net income to net cash provided                              ----------     -----------
      by operating activities:
  Net income                                                                   $  35,103      $   21,449
  Adjustments to reconcile net income to net
        cash provided by operating activities:
      Gain on sale of proved properties                                                -            (195)
      Depletion, depreciation, amortization
        and abandonment liability accretion                                       30,074          20,626
      Exploratory dry hole expense                                                   200              44
      Abandonment and impairment of unproved properties                            1,870             922
      Unrealized derivative (gain) loss                                            1,129            (852)
      Change in Net Profits Plan liability                                         4,221           2,160
      Deferred and accrued stock-based compensation                                1,036               -
      Income tax benefit from the exercise of stock options                        1,225               -
      Deferred income taxes                                                       13,740           8,645
      Other                                                                        1,046             159
  Changes in current assets and liabilities:
      Accounts receivable                                                         11,161          (5,292)
      Prepaid expenses and other                                                  (1,603)            702
      Accounts payable and accrued expenses                                       (7,071)         (8,450)
                                                                               ----------     -----------
  Net cash provided by operating activities                                       92,131          39,918
                                                                               ----------     -----------
  Cash flows from investing activities:
      Proceeds from sale of oil and gas properties                                    45             483
      Capital expenditures                                                       (63,307)        (42,482)
      Acquisition of oil and gas properties, net of cash received                (34,738)           (522)
      Deposits to short-term investments available-for-sale                       (1,502)              -
      Receipts from short-term investments available-for-sale                      1,402           1,000
      Other                                                                        3,822              49
                                                                               ----------     -----------
  Net cash used in investing activities                                          (94,278)        (41,472)
                                                                               ----------     -----------
  Cash flows from financing activities:
      Proceeds from credit facility                                               66,967          76,497
      Repayment of credit facility                                               (57,000)        (56,500)
      Proceeds from sale of common stock for exercise of stock options             3,282           3,942
      Repurchase of common stock                                                       -         (19,406)
                                                                               ----------     -----------
  Net cash provided by financing activities                                       13,249           4,533
                                                                               ----------     -----------
  Net change in cash and cash equivalents                                         11,102           2,979
  Cash and cash equivalents at beginning of period                                 6,418          14,827
                                                                               ----------     -----------
  Cash and cash equivalents at end of period                                   $  17,520      $   17,806
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

                                                                          For the Three Months Ended
                                                                                  March 31,
                                                                          --------------------------
                                                                            2005              2004
                                                                          --------          --------
                                                                                (In thousands)

Cash paid for interest, including amounts capitalized                     $  3,549          $  3,778

Cash paid for income taxes                                                $  6,017          $  9,883

In March 2005 the Company issued 194,508 restricted stock units pursuant to the
Company's restricted stock plan. The total value of the grant was $4.9 million.
As of March 31, 2005, the Company has recorded $1.3 million of compensation expense related to this grant.

In January 2004 the Company issued a total of 8,400 shares of common stock from treasury to its non-employee directors pursuant to the Company's non-employee director stock compensation plan. The Company recorded compensation expense of
$64,260 for the first quarter of 2004.

                  The accompanying notes are an integral part
                  of these consolidated financial statements.

            ST. MARY LAND & EXPLORATION COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                           --------------------------

                                 March 31, 2005

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

Note 2 - Basis of Presentation and Significant Accounting Policies

Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements of St. Mary have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in St. Mary's Annual
Report on Form 10-K for the year ended December 31, 2004. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the interim financial information have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

         Certain amounts in the 2004 unaudited condensed financial statements have been reclassified to conform to the 2005 unaudited condensed financial statement presentation. The non-cash portion of Net Profits Interest Bonus Plan
(the "Net Profits Plan") expense and the corresponding liability have been reclassified as separate line items in the accompanying financial statements for all periods presented. As a result, prior period general and administrative expense, exploration expense and other non-current liabilities have been reclassified to conform to the current presentation. Additionally, wells in progress have been classified as a separate line item in the consolidated balance sheets for all periods presented. As a result, prior period unproved oil and gas properties, net of impairment allowance, have been reclassified to conform to the current presentation.

Stock Dividend

         In March 2005 the Company's Board of Directors approved a two-for-one stock split in the form of a stock dividend whereby one additional common share of stock was distributed for each common share outstanding. The stock dividend was distributed on March 31, 2005, to shareholders of record as of the close of business on March 21, 2005. All share and per share amounts for all periods presented herein have been restated to reflect this stock split.

Goodwill

         Goodwill is recorded in the Company's consolidated balance sheets as a result of the acquisition of Agate Petroleum, Inc. in January 2005. Goodwill is
reviewed for impairment annually or more frequently if impairment indicators arise.

Other Significant Accounting Policies

         The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements in the Form 10-K for the year ended December 31, 2004. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Form 10-K.

Note 3 - Acquisition of Agate Petroleum, Inc.

         On January 5, 2005, the Company acquired Agate Petroleum, Inc.
("Agate") in exchange for $39.9 million in cash. The preliminary purchase price has been allocated based on the fair values of the acquired assets and liabilities as estimated at closing. The final purchase price allocation will not be finalized until all amounts related to receivables and payables are determined with certainty. The Company expects that this allocation will be completed prior to the end of 2005 and will not result in any material adjustments to the preliminary purchase price. The Company acquired $4.6 million in cash from Agate, and the allocation of the purchase price resulted in the recording of $41.9 million to proved and unproved oil and gas properties, $1.2 million to net current liabilities, $9.6 million to goodwill, a deferred income tax liability of $13.6 million and a $1.4 million asset retirement obligation.
The acquisition was accounted for using the purchase method of accounting and was funded with cash on hand and borrowings under the Company's existing credit facility. Operating results from the acquired properties have been included in the consolidated statements of operations only from the date of closing.

        The goodwill and deferred income tax liability resulted from acquiring oil and gas assets in the transaction with a tax basis that is lower than the allocated fair value book basis because present value considerations cannot be applied to the amounts recorded for deferred income taxes. The strategic benefits to the Company that support the recognition of goodwill in this acquisition include the mix of complementary high-quality assets in two of our existing core areas, lower-risk exploitation opportunities, and increased cash flow from operations available for investing activities.

Note 4 - Earnings per Share

         Basic net income per common share of stock is calculated by dividing net income available to common stockholders by the weighted-average common shares outstanding during each period. Vested restricted stock units are included in the calculation of the weighted-average common shares outstanding.
On February 9, 2004, the Company repurchased and retired 6,761,636 shares of its common stock (see Note 11-Repurchase of Common Stock).

         Diluted net income per common share of stock is calculated by dividing adjusted net income by the weighted-average of common shares outstanding, including the effect of potentially dilutive securities. Adjusted net income is used for the if-converted method and is derived by adding interest expense paid on the Company's 5.75% Senior Convertible Notes due 2022 (the "Convertible
Notes") back to net income and then adjusting for nondiscretionary items that are based on income and that would have changed had the Convertible Notes been converted at the beginning of the period. Potentially dilutive securities of the
Company consist of in-the-money outstanding options to purchase the Company's common stock, shares into which the Convertible Notes may be converted and unvested restricted stock units.

         The shares underlying the grants of restricted stock units are excluded from basic and diluted earnings per share until the measurement date for grants made under the Restricted Stock Plan. Upon measurement, all unvested shares attributable to the restricted stock unit grant are included in the diluted earnings per share calculation. Vested shares are included in both basic and diluted earnings per share.

         The dilutive effect of stock options and unvested restricted stock units is considered in the detailed calculation below. There were no anti-dilutive securities related to stock options for the three-month period ended March 31, 2005 and 1,223,356 anti-dilutive securities related to stock options for the three-month period ended March 31, 2004. There were no anti-dilutive securities related to restricted stock units for any periods presented.

         Shares associated with the conversion feature of the Convertible Notes are accounted for using the if-converted method as described above and are considered in the detailed calculation below. A total of 7,692,307 potentially dilutive shares related to the Convertible Notes were included in the calculation of diluted net income per common share for the three-month periods ended March 31, 2005 and 2004. The Convertible Notes were issued in March 2002.

         The following table sets forth the calculation of basic and diluted earnings per share:

                                                                                  For the Three Months Ended
                                                                                          March 31,
                                                                               ---------------------------------
                                                                                    2005              2004
                                                                               ---------------    --------------
                                                                                    (In thousands, except
                                                                                      per share amounts)

Net income                                                                      $    35,103        $    21,449

Adjustments to net income for dilution:
     Add: interest expense not incurred if Convertible Notes
        converted                                                                     1,563              1,580
     Less: other adjustments                                                            (16)               (16)
     Less: income tax effect of adjustment items                                       (574)              (593)
                                                                               ---------------    --------------
Net income adjusted for the effect of dilution                                  $    36,076        $    22,420
                                                                               ===============    ==============

Basic weighted-average common shares outstanding                                     57,231             59,549
     Add: dilutive effects of stock options and unvested
        restricted stock units                                                        2,124              1,142
     Add: dilutive effect of Convertible Notes using if-
        converted method                                                              7,692              7,692
                                                                               ---------------    --------------

Diluted weighted-average common shares outstanding                                   67,047             68,383
                                                                               ===============    ==============

Basic earnings per common share                                                 $      0.61        $      0.36
Diluted earnings per common share                                               $      0.54        $      0.33

Note 5 - Compensation Plans

Restricted Stock Plan

         In May 2004 the Restricted Stock Plan was approved by the Company's stockholders. This established a long-term incentive program whereby grants of restricted stock or restricted stock units may be awarded to eligible employees, consultants, and members of the Board of Directors. Restrictions and vesting periods for the awards are determined at the discretion of the Board of
Directors and are set forth in the award agreements. The total number of shares of the Company's common stock reserved for issuance under the Restricted Stock
Plan is 11,200,000. This number is reduced to the extent that stock options are granted under the Company's stock option plans.

         St. Mary issued 194,508 restricted stock units (RSUs) on March 15,
2005, related to 2004 performance. The total expense associated with this issuance was $4.9 million as measured on the issuance date. The total measured expense was initially recorded as deferred stock-based compensation and is being charged to compensation expense based on the vesting schedule. The RSU grants vest 25 percent immediately upon issuance and 25 percent on each of the first three anniversary dates. The vested shares underlying the RSU grants will be issued on the third anniversary of the issuance, at which time the shares carry no further restrictions. As of March 31, 2005, there were a total of 647,840
RSUs outstanding, of which 165,057 were vested. Total compensation expense for the three-month period ended March 31, 2005, related to the RSUs was
$1.0 million. This expense included $380,000 of compensation expense related to the 2005 plan year for grants expected to be issued in 2006.

Net Profits Plan

         Under the Company's Net Profits Plan, oil and gas wells that are completed or acquired during a year are designated within a specific pool. Key employees designated as participants by the Company's Compensation Committee of the Board of Directors and employed by the Company on the last day of that year vest and become entitled to bonus payments after the Company has received net cash flows returning 100 percent of all costs and expenses associated with that pool. Thereafter, 10 percent of future cash flows generated by the pool are allocated among the participants and distributed at least annually. The portion of cash flows from the pool to be allocated among the participants increases to
20 percent after the Company has recovered 200 percent of the total costs and expenses for the pool, including payments made under the Net Profits Plan at the
10 percent level.

         Expenses related to current distributions made under the Net Profits
Plan for the three-month period ended March 31, 2005 and 2004 were $2.7 million and $2.0 million, respectively. These amounts relate to current realized results from oil and gas operations in the respective periods.

         The Company records the estimated future liability for the Net Profits
Plan based on the discounted value of estimated future payments associated with each individual pool. The following table presents the changes in the estimated future liability attributable to the Net Profits Plan:

                                                  For the Three Months Ended
                                                          March 31,
                                               -----------------------------------
                                                    2005               2004
                                               ---------------    ----------------
                                                          (In thousands)

Beginning liability for Net Profits Plan         $    30,561        $     6,163
Increase in liability                                  6,886              4,157
Reduction in liability for cash    payments
    made or accrued and recognized as
    compensation expense under the Net
    Profits Plan                                      (2,665)            (1,997)
                                               ---------------    ----------------
Ending liability for Net Profits Plan            $    34,782        $     8,323
                                               ===============    ================

         The Company records changes in the present value of estimated future payments under the Net Profits Plan as a separate item in the consolidated statements of operations. The change in the estimated liability is recorded as an increase or decrease to expense in the current period. The amount recorded as an increase or decrease to expense associated with the change in the estimated liability is not allocated to general and administrative costs or exploration costs because it is an estimate at the current time of the adjustment to the liability that is associated with the future net cash flows from oil and gas properties in the respective pools rather than current period realized performance. The table below presents the estimated allocation of the change in the liability if the Company did allocate the adjustment to these specific line items:

                                     For the Three Months Ended March 31,
                                     --------------------------------------
                                           2005                 2004
                                     -----------------    -----------------
                                                (In thousands)

General and administrative expense       $     2,142          $   1,087
Exploration expense                            2,079              1,073
                                     -----------------    -----------------
Total                                    $     4,221          $   2,160
                                     =================    =================

Stock Option Plans

         Statement of Financial Accounting Standards ("SFAS") No. 123,
"Accounting for Stock-Based Compensation," establishes a fair value method of accounting for stock-based compensation through either recognition or disclosure. The Company accounts for stock-based compensation using the intrinsic value recognition and measurement principles prescribed in Accounting
Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees"
("APB No. 25"), and has elected to adopt SFAS No. 123 through compliance with the disclosure requirements set forth in the Statement. Because the exercise price of the Company's stock options equals the market price of the underlying common stock on the date of grant, no compensation expense is recognized under
APB No. 25. The following table illustrates the pro forma effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the periods presented.

                                                                          For The Three Months Ended March 31,
                                                                          ------------------------------------
                                                                                 2005              2004
                                                                          -----------------  ------------------
                                                                                     (In thousands,
                                                                               except per share amounts)
Net income -
------------                                                                $      35,103      $       21,449
    As reported:
    Add:  stock-based employee compensation expense
       included in reported net income, net of related tax effects                    652                   -
    Less:  stock-based employee compensation expense
       determined under fair value based method for all awards,
       net of related income tax effects                                           (1,227)               (883)
                                                                          -----------------  ------------------
    Pro forma net income                                                    $      34,528      $       20,566
                                                                          =================  ==================
Basic earnings per share -
--------------------------
    As reported                                                             $        0.61      $         0.36
    Pro forma                                                               $        0.60      $         0.35

Diluted earnings per share -
----------------------------
    As reported                                                             $        0.54      $         0.33
    Pro forma                                                               $        0.53      $         0.31

         For purposes of these pro forma disclosures, the estimated fair values of the options are amortized to expense over the options' vesting periods. The effects of applying SFAS No. 123 in the pro forma disclosure are not necessarily indicative of actual future amounts.

         The fair value of options is measured at the date of grant using the
Black-Scholes option-pricing model. The fair value of options granted in the three-month period ended March 31, 2004, were estimated using the following weighted-average assumptions. No options were granted during the three-month period ended March 31, 2005.

                                                         For the Three
                                                          Months Ended
                                                         March 31, 2004
                                                    ---------------------

Risk free interest rate
       Stock options                                          3.6%
       Employee Stock Purchase Plan                            **
Dividend yield
       Stock options                                          0.3%
       Employee Stock Purchase Plan                            **
Volatility factor of the expected market price
  of the Company's common stock
       Stock options                                         38.7%
       Employee Stock Purchase Plan                            **
Expected life of the options (in years)
       Stock options                                          7.6
       Employee Stock Purchase Plan                            **
----------------------------
**   No shares were issued under the Employee Stock Purchase Plan in the first quarter of fiscal years 2005 or 2004.

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

         In December 2004 the FASB issued SFAS No. 123 (Revised 2004),
"Shared-Based Payment". This statement provides for the accounting for transactions in which an entity exchanges equity instruments or incurs liabilities in exchange for goods or services. The effective date of this statement was delayed until January 1, 2006, by the Securities and Exchange
Commission. Under the modified-prospective method, the Company estimates that it will record a total of $3.1 million of compensation expense in periods after the implementation date related to the unvested portion of its stock options issued prior to the effective date. There will be no cumulative effect of change in accounting principle as a result of the adoption of SFAS No 123 (revised 2004).

Note 6 - Income Taxes

         Income tax expense for the three months ended March 31, 2005 and 2004 differ from the amounts that would be provided by applying the statutory U.S.
Federal income tax rate to income before income taxes primarily due to the effect of the composition of state income taxes, percentage depletion, changes in the composition of income tax rates, the estimated effect of the domestic production activities deduction from the recently enacted American Jobs Creation
Act of 2004 and other permanent differences.

         For the three-month period ended March 31, 2005, the Company's current portion of income tax expense was $10.4 million compared to $5.9 million for the same period in 2004. The Company's effective tax rate for the three-month period ended March 31, 2005, was 37.1 percent compared to 37.9 percent for the three-month period ended March 31, 2004. The decrease in tax rate reflects a change in the composition of the estimated highest marginal state tax rate as a result of acquisition and drilling activity. It also reflects the Company estimate of the effect of the domestic production activities deduction and the possible impact of state permanent differences.

Note 7 - Long-term Debt

Revolving Credit Facility

         The Company executed an Amended and Restated Credit Agreement on April
7, 2005, with a five year term. This facility replaced the previous facility.
The new credit facility specifies a maximum loan amount of $500.0 million and has a maturity date of April 7, 2010. Borrowings under the facility are secured by a pledge in favor of the lenders of collateral that includes certain oil and gas properties and the common stock of the material subsidiaries of the Company.
The initial borrowing base under the new credit facility as authorized by the bank group was $400.0 million. The borrowing base is subject to regular semi-annual redeterminations. The borrowing base redetermination process considers the value of St. Mary's oil and gas properties and other assets, as determined by the bank syndicate. The Company elected an aggregate commitment amount of $200.0 million under the new credit facility. The Company must comply with certain financial and non-financial covenants. Interest and commitment fees are accrued based on the borrowing base utilization percentage table below.
Eurodollar loans accrue interest at LIBOR plus the applicable margin from the utilization table, and Alternative Base Rate (ABR) loans accrue interest at
Prime plus the applicable margin from the utilization table. Commitment fees are accrued on the unused portion of the aggregate commitment amount and are included in interest expense in the consolidated statements of operations.

Borrowing base
   utilization percentage         <50%         >50%<75%         >75%<90%          >90%
-----------------------------------------------------------------------------------------------
Eurodollar loans                 1.000%          1.250%           1.500%          1.750%
ABR loans                        0.000%          0.250%           0.250%          0.500%
Commitment fee rate              0.250%          0.300%           0.375%          0.375%

         At March 31, 2005, the Company's borrowing base utilization percentage as defined under the credit agreement was 24 percent. The Company had $42 million in Eurodollar loans and $5 million in ABR loans outstanding under its revolving credit agreement as of March 31, 2005.

5.75% Senior Convertible Notes Due 2022

         As of March 31, 2005, the Company also had $100.0 million in outstanding borrowings under the Convertible Notes. The Convertible Notes provide for the payment of contingent interest of up to an additional 0.5 percent during six-month interest periods based on the note trading price before the beginning of the particular six-month period. Under that provision, interest was accrued at a total rate of 6.25 percent for the three-month periods ended
March 31, 2005 and 2004. Based on the trading price of the Convertible Notes over the determination periods, the Company will be subject to the contingent interest payments for the period from March 16, 2005 to September 15, 2005.

Weighted-average Interest Rate Paid

         The weighted-average interest rates paid for the first quarters of 2005 and 2004 were 7.1 percent and 6.0 percent, respectively, including commitment fees paid on the unused portion of the credit facility aggregate commitment, amortization of deferred financing costs, amortization of the contingent interest embedded derivative and the effects of interest rate swaps. The Company capitalized interest costs of $397,000 and $276,000 for the three-month periods ended March 31, 2005 and 2004, respectively.

Note 8 - Derivative Financial Instruments

         The Company recognized a net gain of $1.6 million from its oil and gas derivative contracts for the three months ended March 31, 2005, compared to a net loss of $8.6 million for the same period in 2004.

         The following table summarizes all derivative instrument gain (loss)
activity:

                                                              For the Three Months Ended
                                                                       March 31,
                                                             -------------------------------
                                                                  2005             2004
                                                             --------------   --------------
                                                                    (In thousands)

Derivative contract settlements included in
   oil and gas hedge gain (loss)                             $      1,560     $      (8,599)
Interest rate derivative contract settlements                          28               484
Ineffective portion of hedges qualifying for
   hedge accounting included in derivative gain (loss)               (614)               15
Non-qualified derivative contracts included
   in derivative gain (loss)                                         (515)              837
                                                             ---------------  --------------
              Total                                          $        459     $      (7,263)
                                                             ===============  ==============

Oil and Gas Commodity Hedges

         The Company has in place derivative contracts for the sale of oil and natural gas. The Company attempts to qualify these instruments as cash flow hedges for accounting purposes. The table below describes the volumes and average contract prices of hedges currently in place. The Company's oil and natural gas derivatives include swap and collar agreements. Gas contracts are indexed to a variety of regional indexes, and the oil contracts are NYMEX based.

Swaps                                  Gas (per MMBtu)                                 Oil (per Bbl)
-----                      -----------------------------------------     -------------------------------------------
                                                 Weighted-Average                               Weighted-Average
Contract                                          Contract Price                                 Contract Price
Period                        Volumes            (Regional Index)            Volumes                (NYMEX)
                           ---------------    -----------------------    ----------------    -----------------------
2005
----

Quarter Ending:
    June 30,                     2,426,600         $      6.23                  258,214         $      45.55
    September 30,                2,505,000         $      6.44                  299,980         $      45.55
    December 31,                 2,490,000         $      6.77                  249,770         $      45.42
                           ----------------                               ---------------
Total 2005                       7,421,600         $      6.48                  807,964         $      45.51
                           ----------------                               ---------------

2006
----
Quarter Ending:
    March 31,                    1,620,000         $      7.13                  214,366         $      44.70
    June 30,                     1,060,000         $      5.80                  136,976         $      41.19
    September 30,                  690,000         $      5.49                  100,372         $      37.47
    December 31,                   270,000         $      5.55                   77,686         $      36.42
                           ---------------                                ---------------
Total 2006                       3,640,000         $      6.32                  529,400         $      41.21
                           ---------------                                ---------------
2007
----
Quarter Ending:
    March 31,                            -         $         -                   63,410         $      35.63
    June 30,                             -         $         -                   61,072         $      35.35
    September 30,                        -         $         -                   62,684         $      35.10
    December 31,                         -         $         -                   60,620         $      34.79
                           ---------------                                ---------------
Total 2007                               -         $         -                  247,786         $      35.22
                           ---------------                                ---------------
All Contracts                   11,061,600         $      6.43                1,585,150         $      42.47
                           ===============                                ===============

Collars                                                        Gas (per MMBtu)
-------
                                     ---------------------------------------------------------------------
                                    Weighted-Average Weighted-Average
Contract                                 Floor          Ceiling
Period                                   Price           Price            Volumes              Index
                                     -------------- -------------- --------------------- -----------------
2005
----
Quarter Ending:
     June 30,                         $      5.73    $     7.20          540,000            IF ANR OK
     September 30,                    $      5.75    $     7.30          415,000            IF ANR OK
     December 31,                     $      6.00    $     7.63          390,000            IF ANR OK
                                                                   ---------------------
All Contracts                         $      5.82    $     7.36        1,345,000
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

Regional Index                                    MMBtu
--------------                                --------------
IF ANR OK                                         6,531,600
IF Reliant N/S                                    2,500,000
IF PEPL                                           2,030,000
                                              --------------
Total                                            11,061,600
                                              ==============

         Derivative gains and losses in the consolidated statements of operations for the three-month periods ended March 31, 2005 and 2004 include a net loss of $614,000 and a net gain of $15,000, respectively, from ineffectiveness related to oil and natural gas derivative contracts. On March
31, 2005, the estimated fair value of oil and natural gas derivative contracts designated and qualifying as cash flow hedges under SFAS No. 133 was a net liability of $31.6 million. If prices remain unchanged from March 31, 2005 levels, the Company would reclassify this amount to oil and gas hedge loss included in operating revenue as the hedged production quantities are produced.
As of March 31, 2005, the net amount of unrealized loss net of deferred income taxes to be reclassified from accumulated other comprehensive income to oil and natural gas production operating revenues in the next twelve months was $12.9 million. The Company anticipates that all original forecasted transactions will occur by the end of the originally specified time periods.

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
The six-month LIBOR rate on March 31, 2005 was 3.4 percent. The fair value of the swaps was a liability of $1.1 million as of March 31, 2005. During the three-month periods ended March 31, 2005 and 2004, the Company received payments of $28,000 and $484,000, respectively, under the swap arrangements. These payments have reduced the Company's interest expense. The Company recorded a net derivative loss in the consolidated statements of operations of $676,000 for the three-month period ended March 31, 2005, and a net derivative gain of $834,000 for the three-month period ended March 31, 2004, from mark-to-market adjustments for this derivative.

         The Company entered into a floating-to-fixed interest rate swap on
April 13, 2005, for a total notional amount of $50.0 million through March 20,
2007, that effectively offset the fixed-to-floating interest rate swaps described above. Under the swap, St. Mary will be paid a variable interest rate of 235 basis points above the six-month LIBOR rate as determined on the semi-annual settlement date and will pay a fixed interest rate of 6.85 percent.
The payment dates of the swap match exactly with the interest payment dates of the Convertible Notes and fixed-to-floating interest rate swaps. The impact of this instrument, when combined with the other interest rate swaps, is that the
Company has fixed its net liability related to the interest rate swaps and will pay a 1.1 percent interest factor on $50.0 million of notional debt through
March 2007.

         These swaps do not qualify for fair value hedge treatment under SFAS
No. 133 and related pronouncements.

Convertible Note Derivative Instrument

         The contingent interest provision of the Convertible Notes is considered an embedded equity-related derivative that is not clearly and closely related to the fair value of an equity interest and therefore must be separately accounted for as a derivative instrument. The value of the derivative at issuance of the Convertible Notes in March 2002 was $474,000. This amount was recorded as a decrease to the Convertible Notes payable in the consolidated balance sheets. Interest expense for each of the three-month periods ended March
31, 2005 and 2004, includes $24,000 of amortization. Derivative gain (loss) in the consolidated statements of operations for the three-month periods ended
March 31, 2005 and 2004, includes a net gain of $160,000 and $4,000, respectively, from mark-to-market adjustments for this derivative. The fair value of this derivative at March 31, 2005 and 2004 was a liability of $660,000 and $771,000, respectively.

Note 9 - Pension Benefits

         In December 2003 the FASB issued SFAS No. 132 (revised 2003),
"Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement replaces FASB Statement No. 132, "Employers' Disclosures about
Pensions and Other Postretirement Benefits", and adds certain annual and interim period disclosure requirements.  The provisions of this statement do not change the measurement and recognition provisions of FASB No. 87, "Employers'
Accounting for Pensions", No. 88, "Employers' Accounting for Settlements and
Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and
No. 106, "Employers' Accounting for Postretirement Benefits Other Than
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

Components of Net Periodic Benefit Cost

         The following table presents the components of the net periodic cost for both the Qualified Pension Plan and the Nonqualified Pension Plan:

                                                    For the Three Months Ended
                                                             March 31,
                                                 ----------------------------------
                                                      2005               2004
                                                 ---------------    ---------------
                                                           (In thousands)
Components of net periodic benefit cost:
      Service cost                                 $      346          $      285
      Interest cost                                       134                 122
      Expected return on plan assets                      (94)                (74)
      Amortization of prior service cost                    -                  (4)
      Amortization of net actuarial loss                   60                  55
                                                 ---------------    ---------------
      Net periodic benefit cost                    $      446          $      384
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

Contributions

         St. Mary expects to contribute approximately $1.1 million to the pension plans in 2005 as was previously disclosed in its financial statements for the year ended December 31, 2004.

Note 10 - Asset Retirement Obligations

          The Company recognizes an estimated liability for future costs associated with the abandonment of its oil and gas properties. A liability for the fair value of an asset retirement obligation and a corresponding increase to the carrying value of the related long-lived asset is recorded at the time a well is completed or acquired. The increase in carrying value is included in proved oil and gas properties in the consolidated balance sheets. The Company depletes the amount added to proved oil and gas property costs and recognizes accretion expense in connection with the discounted liability over the remaining estimated economic lives of the respective oil and gas properties.

         The Company's estimated asset retirement obligation liability is based on historical experience in abandoning wells, estimated economic lives, external estimates as to the cost to abandon the wells in the future and federal and state regulatory requirements. The liability is discounted using a credit-adjusted risk-free rate estimated at the time the liability is incurred or revised. The credit-adjusted risk-free rates used to discount the Company's abandonment liabilities range from 6.50 percent to 7.25 percent. Revisions to the liability could occur due to changes in estimated abandonment costs or well economic lives, or if federal or state regulators enact new requirements regarding the abandonment of wells.

         A reconciliation of the Company's asset retirement obligation liability is as follows:

                                                        For the Three Months

                                                           Ended March 31,
                                                    --------------------------------
                                                         2005              2004
                                                    --------------    --------------
                                                          (In thousands)

Beginning asset retirement obligation               $     40,911      $    25,485
  Liabilities incurred                                     2,169              172
  Liabilities settled                                       (323)             (86)
  Accretion expense                                          705              465
                                                    --------------    --------------
Ending asset retirement obligation                  $     43,462      $    26,036
                                                    ==============    ==============

Note 11 - Repurchase of Common Stock

Repurchase of Common Stock from Flying J

         On February 9, 2004, the Company repurchased 6,671,636 restricted shares of its common stock from Flying J Oil & Gas and Big West Oil &
Gas, Inc. (collectively "Flying J") for a total of $91.0 million. St. Mary originally issued these shares to Flying J on January 29, 2003, in connection with St. Mary's acquisition of certain oil and gas properties. In addition to issuing the shares in the acquisition, St. Mary loaned Flying J $71.6 million.
Flying J used the proceeds of the stock repurchase to repay their outstanding loan balance of $71.6 million. Accrued interest, which had not been recorded by the Company for financial reporting purposes due to the non-recourse nature of the loan was forgiven. The net $19.4 million cash outlay for the repurchase was funded from the Company's existing cash balances and borrowings under its bank credit facility.

Stock Repurchase Program

         In August 2004 the Company's Board of Directors approved an increase in the number of shares that may be repurchased under the original authorization approved in August of 1998 to 6,000,000 as of the effective date of the resolution. The shares may be repurchased from time to time in open market transactions or privately negotiated transactions, subject to market conditions and other factors, including certain provisions of St. Mary's existing credit facility agreement and compliance with securities laws. Stock repurchases may be funded with existing cash balances, internal cash flow and borrowings under the credit facility. The Company did not repurchase any shares of its common stock under the program in the first quarter of 2005 and has 5,021,400 remaining shares that may be repurchased under this authorization.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

         This discussion contains forward-looking statements. Please refer to the Cautionary Statement about Forward-Looking Statements at the end of this item for an explanation of these types of statements.

Overview of the Company

General Overview

         We are an independent energy company focused on the exploration, exploitation, development, acquisition and production of natural gas and crude oil in the United States. We earn our revenues and generate our cash flows from operations primarily from the sale at the wellhead of produced natural gas and crude oil.  Our oil and gas reserves and operations are concentrated in the
Anadarko, Arkoma, Permian and various Rocky Mountain basins and in the onshore
Gulf Coast and in the offshore Gulf of Mexico. We maintain a balanced portfolio of proved reserves, development drilling opportunities and non-conventional gas prospects.

Stock Dividend

         In March 2005 the Board of Directors approved a two-for-one stock split in the form of a stock dividend whereby one additional common share of stock was distributed for each common share outstanding. The stock dividend was distributed on March 31, 2005, to shareholders of record as of the close of business on March 21, 2005. All share and per share amounts for all periods presented herein have been restated to reflect this stock split.

Oil and Gas Prices

         Our results of operations and financial condition are significantly affected by oil and natural gas commodity prices, which can fluctuate dramatically. Through the first quarter of 2005 we continued to benefit from high oil and gas prices that helped contribute to a record financial results for us in the quarter. Higher natural gas prices are the result of tightening supply coupled with increasing demand in the United States. Finite storage capacity, changes in production, import capacity, and weather-related effects on domestic demand have a significant effect on price volatility. Higher oil prices reflect decreases in worldwide production capacity, continuing increases in demand from the global economy, and continued instability in the Middle East.

First Quarter 2005 Highlights

         NYMEX prices for the first quarter of 2005 averaged $6.32 per MMBtu and
$49.85 per barrel, a decrease of 8 percent for gas and an increase of 3 percent for oil compared to the fourth quarter of 2004. These prices were 11 percent higher for gas and 42 percent higher for oil than for the comparable period a year ago. As of March 31, 2005, the NYMEX strip price for the remainder of the year was $56.65 per barrel for oil and $7.88 per MMBtu for gas compared to
March 31, 2004 NYMEX strip prices of $33.42 per barrel and $5.57 per MMBtu.

         On January 5, 2005, we closed the acquisition of Agate Petroleum Inc.
for $39.9 million in cash. Based on the preliminary purchase price allocation, we acquired $4.6 million in cash from Agate and purchase accounting resulted in recording approximately $41.9 million to oil and gas properties, $9.6 million to goodwill, $1.2 million to net current liabilities, $13.6 million of deferred income tax liability and a $1.4 million asset retirement obligation.

         On April 7, 2005, we closed a new five-year, $500 million credit facility agreement with Wachovia Bank, Wells Fargo Bank and eight other participating banks. The initial borrowing base for the facility was set as $400 million, and we elected an initial commitment of $200 million. Additional details regarding this facility are included below.

         The quarter ended March 31, 2005, resulted in record high oil and gas revenues, net income, production, and net cash provided by operating activities.
Net income for the quarter ended March 31, 2005, was $35.1 million or $0.54 per diluted share compared to the 2004 results of $21.4 million or $0.33 per diluted share. Net cash provided by operating activities was $92.1 million, up 131 percent from the $39.9 million provided in the first quarter of 2004. Production increased 12 percent to 20.6 BCFE on a comparative-quarter basis, and our average realized price increased 35 percent to $6.78 per MCFE. Unit costs increased for the period as total production costs increased $0.28 to $1.56 per
MCFE, and DD&A increased $0.34 to $1.46 per MCFE.

         The following table provides information regarding trends for selected financial information for the quarter ended March 31, 2005 compared to the immediate preceding quarter ended December 31, 2004:

                                                      Three Months Ended
                                             -------------------------------------
                                               March 31,          December 31,
                                                 2005                 2004              % Change
                                             --------------     ------------------    -------------
                                                        (In millions)

Production (MCFE)                                   20.6                 19.9                4%
Oil and gas revenues                          $    139.9           $    139.3                -
Production expenses                           $     32.2           $     26.2               23%
General and administrative expense            $      6.0           $      5.5                8%
Net income                                    $     35.1           $     26.6               32%

Outlook for the Remainder of 2005

         Over the remainder of 2005 we will continue to execute our business plan, which includes:

         o    Our capital expenditures budget remains constant at $418 million.
              Of this amount, $293 million is allocated to drilling. A table of budgeted amounts by core area is detailed under the caption
              Capital Expenditure Budget. We have already spent $41.9 million of our $125 million acquisitions budget, primarily on the Agate acquisition, and we continue to aggressively evaluate acquisition opportunities.

         o    Our Hanging Woman Basin coalbed methane project is currently in full development. As anticipated, we completed 20 wells in the first quarter of 2005 and are projecting that we will complete a total of 150 wells for the year. Production for the project is ahead of projected amounts and was 1,648 MCFE per day on April 25,
              2005.

         o    We plan to participate in 24 well completions in the Williston
              Basin Middle Bakken Play. We currently have two operated drilling rigs and two operated re-entry rigs in the play. We are attempting to add a third operated drilling rig in this area in 2005.

         o    We tentatively plan to drill nine horizontal wells in the
              Centrahoma field in 2005. The Mowdy #1 well was completed
              horizontally in March 2005 in the Cromwell sand with an initial rate of 3,000 MCFE per day and is currently producing 2,600 MCFE per day. We have successfully completed vertical producing wells in 11 sections of the Cromwell formation. We hold 36,000 gross and
              20,000 net contiguous acres in this area, and approximately half of the acreage is held by existing production. We are currently evaluating future development plans and expect to ultimately drill approximately four horizontal wells per section in the field. The
              Wapanuka limestone, which has produced from vertical wells, may also respond to this completion technique.

         o    We continue to anticipate that production for 2005 will exceed
              2004 reported amounts as a result of acquisitions and our drilling programs.

A quarter-to-quarter overview of selected reserve, production and financial information, including trends:

Selected Operations Data (In Thousands, Except Price and Per MCFE Amounts):
                                                Three Months Ended March 31,
                                              ----------------------------------     % Change
                                                  2005               2004         Between Periods
                                              --------------    ----------------  ---------------

Net production volumes
----------------------
Natural gas (Mcf)                                 12,047             11,613                4%
Oil (Bbl)                                          1,433              1,141               26%
MCFE (6:1)                                        20,647             18,456               12%

Average daily production
------------------------
Natural gas (Mcf per day)                            134                128                5%
Oil (Bbls per day)                                    16                 13               27%
MCFE per day (6:1)                                   229                203               13%

Oil & gas production revenues
---------------------------------
Gas production, including hedging              $  74,891         $   60,439               24%
Oil production, including hedging                 65,039             32,168              102%
                                              --------------    ----------------
Total                                          $ 139,930         $   92,607               51%
                                              ==============    ================

Oil & gas production expense
--------------------------------
Lease operating expenses                       $  20,236         $   15,177               33%
Transportation costs                               1,880              1,737                8%
Production taxes                                  10,043              6,629               52%
                                              --------------    ----------------
Total                                          $  32,159         $   23,543               37%
                                              ==============    ================

Average realized sales price(1)
-------------------------------
Natural gas (Per Mcf)                          $    6.22         $     5.20               20%
Oil (Per Bbl)                                  $   45.37         $    28.20               61%

Per MCFE data:
--------------
Average net realized price(1)                  $    6.78         $     5.02               35%
Lease operating expense                            (0.98)             (0.83)              20%
Transportation costs                               (0.09)             (0.09)               0%
Production taxes                                   (0.49)             (0.36)              36%
General and administrative                         (0.29)             (0.30)             (1)%
                                              --------------    ----------------
Operating profit                               $    4.93         $     3.44               43%
                                              ==============    ================
Depletion, depreciation and amortization       $    1.46         $     1.12               30%

Financial Information (In Thousands, Except Per Share Amounts):

                                               March 31,       December 31,      % Change
                                                 2005              2004        Between Periods
                                             --------------    -------------   ---------------
Working capital (deficit)                     $     (959)       $   12,035       (108)%
Long-term debt                                $  146,814        $  136,791           7%
Stockholders' equity                          $  500,290        $  484,455           3%

                                               Three Months Ended March 31,
                                             -------------------------------     % Change
                                                 2005              2004        Between Periods
                                             --------------    -------------   ---------------
Basic net income per common share             $     0.61        $     0.36          69%
Diluted net income per common share           $     0.54        $     0.33          64%

Basic weighted-average shares outstanding         57,231            59,549         (4)%
Diluted weighted-average shares outstanding       67,047            68,383         (2)%

Net cash provided by operating activities     $   92,131        $   39,918         131%
Net cash used in investing activities         $  (94,278)       $  (41,472)        127%
Net cash provided by financing activities     $   13,249        $    4,533         192%

--------------------------------------------
(1) Includes the effects of our hedging
    activities

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

         For the remainder of this year we expect oil and gas production expenses will increase compared to prior year amounts. Production taxes will be higher as a percentage of revenue in the remainder of 2005 as a result of the increase in pricing that we are experiencing. Depreciation, depletion and amortization will increase due to the higher costs associated with finding and acquiring crude oil and natural gas. We expect general and administrative expense per MCFE for all of 2005 will remain fairly consistent relative to the first three months of 2005.

         The remaining information in the table relates to information we have provided in operations update press releases and is intended to supplement the discussion above.

Overview of Liquidity and Capital Resources

         We believe that we have sufficient liquidity and capital resources to execute our business plans for the foreseeable future.

Sources of Cash

         Our primary sources of liquidity are the cash provided by operating activities, debt financing and access to the capital markets.

         Our current credit facility. On April 7, 2005, we entered into a new five-year, $500 million credit facility agreement with Wachovia Bank, Wells
Fargo Bank and eight other participating banks. This new credit facility replaced our previous $300.0 million credit facility discussed in Part II, Item
7 of our Form 10-K for the year ended December 31, 2004. The initial borrowing base for the new facility is set at $400 million. We elected an initial commitment amount of $200 million, which results in lower commitment fees payable to the bank syndicate. We believe this commitment level is adequate for our near-term liquidity requirements. The credit agreement has a maturity date of April 7, 2010. We must comply with certain financial and non-financial covenants, and we are currently in compliance with all of these covenants.
Interest and commitment fees are accrued based on the borrowing base utilization percentage. Eurodollar loans accrue interest at LIBOR plus the applicable margin from the utilization table, and Alternate Base Rate loans accrue interest at prime plus the applicable margin from the utilization table. This table is located in Note 7 of Part I, Item 1 of this report. Borrowings under the new facility are secured by the majority of our oil and gas properties and a pledge of the common stock of our material subsidiary companies.

         Commitment fees are accrued on the unused portion of the aggregate commitment amount and are included in interest expense in the consolidated statements of operations. Our loan balance of $47.0 million on March 31, 2005, was comprised of $42.0 million of Eurodollar based borrowing and $5.0 million of
ABR borrowing. As of April 29, 2005, our total outstanding borrowings under the new credit facility had been reduced to $32.0 million of Eurodollar based borrowing and no ABR borrowing.

         We increased our net borrowings by $10.0 million to $146.8 million in the first quarter of 2005 primarily to fund our purchase of Agate Petroleum. Our weighted-average interest rate paid in the first quarter of 2005 was 7.1 percent and included commitment fees paid on the unused portion of the credit facility borrowing base, amortization of deferred financing costs, amortization of the contingent interest embedded derivative associated with the convertible notes, and the effects of interest rate swaps.

         Interest rate market risk. Market risk is estimated as the potential change in fair value resulting from an immediate hypothetical one-percentage point parallel shift in the yield curve. We entered into a floating-to-fixed interest rate swap on April 13, 2005, for a total notional amount of $50.0 million through March 20, 2007 in order to effectively offset our fixed-to-floating interest rate swaps. Under the floating-to-fixed interest rate swap, we will be paid a variable interest rate of 235 basis points above the six-month LIBOR rate as determined on the semi-annual settlement date and will pay a fixed interest rate of 6.85 percent. The impact of this instrument, when combined with the other interest rate swaps, is that we have fixed our net liability related to the interest rate swaps, and we will pay a 1.1 percent interest factor on $50.0 million of notional debt through March 2007. The payment dates of the swap match exactly with the interest payment dates of the convertible notes and the fixed-to-floating interest rate swaps. We anticipate that increasing interest rates will result in higher interest expense for us in
2005 compared to last year.

         The sensitivity analysis discussed below presents the hypothetical change in fair value of those financial instruments we held at March 31, 2005, that are sensitive to changes in interest rates. For fixed-rate debt, interest rate changes affect the fair market value but do not impact results of operations or cash flows. Conversely, interest rate changes for floating-rate debt generally do not affect the fair market value but do impact future results of operations and cash flows, assuming other factors are held constant. The carrying amount of our floating-rate debt approximates its fair value. Giving consideration to the interest rate swaps in effect on March 31, 2005, we had floating-rate debt of $97.0 million and had $50.0 million of fixed-rate debt as of that date. Assuming constant debt levels, the cash flow impact for the remainder of the year resulting from a one-percentage point change in interest rates would be approximately $728,000 before taxes. The results of operations impact might be less than this amount as a direct effect of the capitalization of interest to wells drilled during the year. In prior years when our debt amount was at a reduced level we capitalized a larger percentage of our interest expense. Since we cannot predict the exact amount that would be capitalized, we cannot predict the exact effect that a one-percentage point shift would have on the results of operations. As a result of the new interest rate swap in April
2005 and a reduction in amounts outstanding under our credit facility, we had floating-rate debt of $32.0 million and fixed-rate debt of $100.00 million as of
April 29, 2005.

Uses of Cash

         We use cash for the acquisition, exploration and development of oil and gas properties and for the payment of debt obligations, trade payables and stockholder dividends. In the first quarter of 2005 we spent $98.0 million on capital development using cash flows from operations and debt financing. Our net payables decreased by $7.1 million and we made a $6.0 million cash payment for income taxes.

         We have 5,021,400 shares that may be repurchased under our stock repurchase program. The shares may be repurchased from time to time in open market transactions or privately negotiated transactions, subject to market conditions and other factors, including certain provisions of our existing bank credit facility agreement and compliance with securities laws.

         In connection with our two-for-one stock split in March 2005, we announced that the semi-annual dividend rate would remain at $0.05 per share.
This effectively doubles our cash dividend payments from 2004.

         The following table presents amounts and percentage changes between the quarters ended March 31, 2005 and 2004, from our operating, investing and financing activities. The analysis following the table should be read in conjunction with our consolidated statements of cash flows in Part I, Item 1 of this report.

                                                         Amount of Change           Percent of Change
                                                            2005/2004                Between Periods
                                                         ----------------           -----------------
Net cash provided by operating activities                     52,213                       131%
Net cash used in investing activities                        (52,806)                      127%
Net cash provided by financing activities                      8,716                       192%

Analysis of cash flow changes between the quarters ended March 31, 2005 and
March 31, 2004

         Operating activities. Sources of cash flow from oil and gas sales, net of the effects of hedging, increased $51.7 million between the period ended
March 31, 2005 and the period ended March 31, 2004. This was the result of a 35 percent increase in our realized prices and a 12 percent increase in production between the two periods. Cash expenditures for oil and gas production expenses, exploration expenses and administrative expenses increased by $4.9 million during the same timeframe, and in the first quarter of 2004 we made a $5.8 million advance payment for income taxes.

         Investing activities. The increase in net cash used resulted from
$20.8 million of increased drilling expenditures in the first quarter of 2005 compared to the first quarter of 2004 and from our $39.9 million acquisition of
Agate in 2005, less $4.6 million of cash we received at closing. Total 2005 capital expenditures, including acquisitions of oil and gas properties, increased $55.0 million or 128 percent to $98.0 million compared to $43.0 million in 2004.

         Financing activities. The $8.7 million increase in cash provided between periods presented above reflects the net $19.4 million we paid to repurchase our shares from Flying J on February 9, 2004, and a $10.0 million increase in borrowing against our credit facility in 2005 to fund our drilling and acquisition programs. On February 9, 2004, we repurchased 6,761,636 shares of our common stock from Flying J for a total of $91.0 million. We originally issued these shares to Flying J on January 29, 2003, in connection with our acquisition of oil and gas properties. At that time we also loaned Flying J
$71.6 million. Flying J used the proceeds from the share repurchase to repay the outstanding loan balance. The net $19.4 million difference was funded from our available cash and from borrowings under our credit facility.

         St. Mary had $17.5 million in cash and cash equivalents and had negative working capital of $1.0 million as of March 31, 2005, compared to $6.4 million in cash and cash equivalents and working capital of $12.0 million as of
December 31, 2004.

Capital Expenditure Budget

         Expenditures for exploration and development of oil and gas properties and acquisitions are the primary use of our capital resources. We still anticipate spending approximately $418 million for capital and exploration expenditures in 2005 with $125 million allocated for acquisitions of producing properties. Anticipated ongoing exploration and development expenditures and budgeted gross wells for each of our core areas are as follows. The timing of drilling and completion of wells is variable and will differ from these estimates.

                                 Exploration and
                                   Development
                                  Expenditures           Well Count
                                 ---------------         ----------
                                  (In millions)

Rocky Mountain region              $   95                    118
Mid-Continent region                   87                     90
Gulf Coast region                      41                     27
ArkLaTex region                        34                     81
Coalbed Methane                        26                    183
Permian Basin region                   10                     35
                                 ---------------         ----------
                                   $  293                    534
                                 ===============         ==========

         We regularly review our capital expenditure budget to reflect changes in current and projected cash flow, acquisition opportunities, debt requirements and other factors. The above allocations are subject to change based on various factors and results.

         The following table sets forth certain information regarding the costs incurred by us in our oil and gas property acquisition, exploration and development activities, whether capitalized or expensed.

                                                            Three Months Ended
                                                                March 31,
                                                      -----------------------------
                                                          2005              2004
                                                      ------------      -----------
                                                            (In thousands)
Development costs                                     $   53,246        $   34,446

Exploration costs                                         12,107             6,616
Acquisitions:
     Proved                                               39,324               694
     Unproved                                              2,246                 -
     Leasing activity                                      4,446             2,792
                                                      ------------      -----------
Total including asset retirement obligation
                                                      $  111,369        $   44,548
                                                      ============      ===========

         Our costs incurred for capital and exploration activities for the three months ended March 31, 2005, increased $66.8 million or 150 percent compared to the same period of 2004. This increase reflects our 2005 acquisition of Agate and the planned increase in our drilling activity budget. We have $83.1 million of our original allocated budget available for acquisitions in 2005.

         We continue to develop the coalbed methane reserves in our Hanging
Woman Basin project. We completed 20 wells during the first quarter, and permitting is on schedule to complete approximately 150 wells for the year. We have 154,000 net lease acres in the basin and are concentrating our initial development on 80,000 net acres located in Wyoming. Outstanding legal challenges filed by environmental public interest groups affect 47,000 net acres in Montana relating to this project. See Legal Proceedings under Part II, Item 1 of this report.

         We believe that internally generated cash flow together with our credit facility will be sufficient to fund our expected operational, drilling and acquisition expenditures for the foreseeable future. The amount and allocation of future capital and exploration expenditures will depend upon a number of factors including the number and size of available acquisition opportunities, whether we can make an economic acquisition, and our ability to assimilate acquisitions we make. Also, the impact of oil and gas prices on investment opportunities, the availability of capital and borrowing facilities and the success of our development and exploratory activities could lead to increased funding requirements for further development.

Financing alternatives

         The debt and equity financing capital markets remain attractive to energy companies that operate in the exploration and production segment. This is a result of strong commodity prices and the general strength reflected in the balance sheets of the companies in this segment. As our cash balance and availability under our existing credit facility are significant, we are not currently considering accessing the capital markets in 2005. However, if additional development or attractive acquisition opportunities arise that exceed our currently available resources, we may consider other forms of financing, including the public offering or private placement of equity or debt securities.

Sensitivity Analysis

         We are exposed to market risk, including the effects of changes in oil and gas commodity prices, and interest rates as discussed below and under the caption "Interest rate market risk." Since we produce and sell natural gas and crude oil, our financial results can be affected when prices for these commodities fluctuate. In order to reduce the impact of fluctuations in commodity prices, we enter into hedging transactions as discussed below. Changes in interest rates can affect the amount of interest we earn on our cash, cash equivalents and short-term investments and the interest rate we pay on borrowings under our revolving credit facility. Changes in interest rates do not affect the interest we pay on our fixed rate convertible notes, but do affect the fair value of that debt.

         Note 8 of Part I, Item 1 of this report contains important information about our oil and gas derivative contracts, including the volumes and average contract prices of hedges we currently have in place and have entered into through April 29, 2005, and our interest rate derivative contracts. We anticipate that all hedge and derivative contract transactions will occur as expected.

         There has been no material change to the natural gas and crude oil price sensitivity analysis previously disclosed. Please see the corresponding section under Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2004.

Summary of oil and gas production hedges in place

         Our net realized oil and gas prices are impacted by hedges we have placed on future forecasted transactions. We have historically entered into hedges of existing production around the time we make acquisitions of producing oil and gas properties. Our intent is to lock in a significant portion of an equivalent amount of existing production to the prices we used to evaluate the risked economics of our acquisition. We also hedge a small percentage of our forecasted production on a discretionary basis.

         For swap contracts in place on March 31, 2005, a hypothetical increase of 10 percent in future gas strip prices representing a $0.74 weighted-average increase per MMBtu applied to a notional amount of 11.1 million MMBtu covered by natural gas swaps would cause a decrease in the value of derivative instruments of $8.2 million. A hypothetical increase of 10 percent in the future NYMEX strip oil prices representing a $5.49 increase per Bbl applied to a notional amount of
1.6 MMBbl covered by crude oil swaps would cause an $8.7 million decrease in the value of the derivative instruments.

         For collar contracts in place on March 31, 2005, a hypothetical increase of 10 percent in future gas strip prices representing a $0.74 weighted-average increase per MMBTU applied to a notional amount of 1.3 million
MMBtu covered by natural gas collars would cause a $663,000 decrease in the value of the derivative instruments.

         The effect of price increases would impact our hedge gain or loss amounts. However, these are cash flow hedges with high correlation, and the price we receive on the underlying oil and gas production would be higher by approximately the same amount. The effect on our results of operations would be minimal.

Summary of interest rate hedges in place

         We entered into fixed-rate to floating-rate interest rate swaps on
$50.0 million of convertible notes on October 3, 2003. Because of continuing increases in interest rates, we entered into a floating-to-fixed interest rate swap on April 13, 2005, through March 20, 2007, in on this same notional amount of $50.0 million order to effectively offset our fixed-to-floating interest rate swaps. Under the floating-to-fixed interest rate swap, St. Mary will be paid a variable interest rate of 235 basis points above the six-month LIBOR rate as determined on the semi-annual settlement date and will pay a fixed interest rate of 6.85 percent. The payment dates of the swap match exactly with the interest payment dates of our convertible notes and the fixed-to-floating interest rate swaps. The impact of this instrument, when combined with the other interest rate swaps, is that we have fixed our net liability related to the interest rate swaps, and will pay a 1.1 percent interest factor on $50.0 million of notional debt through March 2007.

         These interest rate derivative instruments do not qualify for fair value hedge treatment under Statement of Financial Accounting Standards No. 133,
"Accounting for Derivative Instruments and Hedging Activities" and are
consequently marked-to-market. Excluding accrued payments due to our counterparts as of at March 31, 2005, the interest rate swaps had a fair value liability of $1.1 million. Derivative loss (gain) in the consolidated statements of operations for the quarter ended March 31, 2005, includes $676,000 of loss related to the change in fair value. Derivative loss (gain) in the consolidated statements of operations for the quarter ended March 31,2004, includes $834,000 of income related to the change in fair value. We anticipate that interest expense in 2005 will be higher than in 2004.

Schedule of contractual obligations

         The following table summarizes our future estimated principal payments and minimum lease payments for the periods specified (in millions):

                                                     Less than                                     More than
Contractual Obligations                  Total          1 year       1-3 years      3-5 years        5 years
----------------------------------     ---------     ----------      ---------      ---------      ---------

Long-Term Debt                         $  147.0      $     -         $  100.0       $   47.0       $    -
Operating Leases                            9.2            2.0            2.8            2.1            2.3
Other Long-Term Liabilities                19.1            1.8           14.7            1.3            1.3
                                       ---------     ----------      ---------      ---------      ---------
Total                                  $  175.3      $     3.8       $  117.5       $   50.4       $    3.6
                                       =========     ==========      =========      =========      =========

         This table includes our 2005 estimated pension liability payment of approximately $1.1 million, but excludes the remaining unfunded portion of $1.8 million, as we cannot determine with accuracy the timing of future payments. The table does not include estimated payments associated with our net profits plan.
We record a liability for the estimated future payments. However, predicting the precise timing that the liability will be paid is contingent upon estimates of appropriate discount factors adjusting for risk and time-value and upon a number of factors that we cannot control. We have excluded asset retirement obligations because we are not able to precisely predict the timing for these amounts. The net profits plan, pension liabilities and asset retirement obligations are discussed in Note 7, Note 8 and Note 9, respectively, of Part IV Item 15 of our
Form 10-K for the year ended December 31, 2004, and also in Note 5, Note 9 and
Note 10, respectively, of Part I Item 1 of this report.

         Three leases for office space will expire in year two and a fourth office space lease will expire in year three. Estimated costs to replace these leases are not included in the table above. For purposes of the table we assume that the holders of our convertible notes will not exercise the conversion feature. If the holders do exercise their conversion feature, we will not have to repay the $100.0 million. However, our common shares outstanding would increase by 7,692,307 shares.

         We have announced that we have effectively doubled our dividend from prior years and we believe that we will continue to pay the semi-annual dividend of $0.05 per share. We anticipate having sufficient cash to make payments for income taxes, dependent on net income and capital spending.

Off-Balance Sheet Arrangements

         We do not have any off-balance sheet financing other than operating leases, nor do we have any unconsolidated subsidiaries.

Critical Accounting Policies and Estimates

         We refer you to the corresponding section in Part II, Item 7 of our
Annual Report on Form 10-K for the year ended December 31, 2004.

Additional Comparative Data in Tabular Format:

                                                                            Change Between the
                                                                            Three Months Ended
                                                                         -----------------------
Oil and Gas Production Revenues                                          March 31, 2005 and 2004
-------------------------------                                          -----------------------
Increase in oil and gas production revenues, net of hedging                     $    47,323
       (In thousands)

Components of Revenue Increases:

Natural Gas
Realized price change per Mcf                                                   $      1.02
Realized price percentage change                                                        20%
Production change (MMcf)                                                                434
Production percentage change                                                             4%

Oil
Realized price change per Bbl                                                   $     17.17
Realized price percentage change                                                        61%
Production change (MBbl)                                                                293
Production percentage change                                                            26%

Our product mix as a percentage of total oil and gas revenue and production:

                                                                 Three Months Ended March 31,
                                                                --------------------------------
Revenue                                                           2005                  2004
-------                                                         --------              --------
Natural Gas                                                        54%                  65%
Oil                                                                46%                  35%

Production
----------
Natural Gas                                                        58%                  63%
Oil                                                                42%                  37%

Information regarding the effects of oil and gas hedging activity:

                                                                 Three Months Ended March 31,
                                                                --------------------------------
Natural Gas Hedging                                                 2005                  2004
-------------------                                             ------------           ---------
Percentage of gas production hedged                                         21%              32%
Natural gas MMBtu hedged                                        $   2.8 million   $  4.1 million
Increase (decrease) in gas revenue                              $   3.8 million   $ (3.1 million)
Average realized gas price per Mcf before hedging               $          5.90   $         5.48
Average realized gas price per Mcf after hedging                $          6.22   $         5.20

Oil Hedging
-----------
Percentage of oil production hedged                                         18%              41%
Oil volumes hedged (MBbl)                                                   252              462
Decrease in oil revenue                                         $  (2.2 million)  $ (5.5 million)
Average realized oil price per Bbl before hedging               $         46.93   $        32.98
Average realized oil price per Bbl after hedging                $         45.37   $        28.20

Information regarding the components of exploration expense:

                                                                     Three Months Ended March 31,
                                                                   ------------------------------
Summary of Exploration Expense (In millions)                          2005                 2004
--------------------------------------------                       ----------           ---------
Geological and geophysical expenses                                $     2.0            $    0.7
Exploratory dry holes                                                    0.2                 0.2
Overhead and other expenses                                              4.9                 3.7
                                                                   ----------           ---------
                                                                   $     7.1            $    4.6
                                                                   ==========           =========

Comparison of Financial Results and Trends between the Quarters ended
March 31, 2005 and 2004

         Oil and Gas Production Revenue. Average net daily production increased
13 percent to a record 229.4 MMCFE for the quarter ended March 31, 2005, compared with 202.8 MMCFE for the quarter ended March 31, 2004. The following table presents specific components that contributed to the increase in revenue for the first quarter of 2005 when compared to the first quarter of 2004:

                                                   Average Net Daily        Oil and Gas          Production
                                                       Production          Revenue Added        Costs Added
                                                      Added (MMCFE)         (Millions)           (Millions)
                                                   -----------------       -------------        -----------
Paggi-Broussard 1 (SM 40%)                                 11.0            $       6.8          $      0.5
Williston Basin Middle Bakken Play                          9.7                    7.6                 0.9
Other wells completed in 2004 and 2005                     35.7                   20.4                 2.1
Goldmark acquisition                                        4.2                    2.2                 1.0
Border acquisition                                          4.6                    2.3                 0.8
Agate acquisition                                           5.3                    2.3                 0.9
Other acquisitions                                          1.2                    0.7                 0.2
                                                   -----------------       -------------        -----------

Total                                                      71.7            $      42.3          $      6.4
                                                   =================       =============        ===========

         The increases in this table also reflect the difference in oil and gas prices received between the comparable periods. Additional production costs reflect increases resulting from inflation and competition for resources. These increases are offset by natural declines in production from older properties to result in the net increase in production between the quarters presented.

         Oil and Gas Production Expense. Total production costs increased $8.6 million, or 37 percent, to $32.2 million for the first quarter of 2005, from
$23.5 million in the comparable period of 2004. As noted in the table above, completed wells and acquisitions in 2004 and 2005 have added $6.4 million of incremental production costs in 2005. Additionally, we experienced an increase in value-based production taxes consistent with an increase in revenue from crude oil and natural gas due to higher prices.

         Total oil and gas production costs per MCFE increased $0.28 to $1.56 for 2005, compared with $1.28 for 2004. This increase is comprised of the following:

         o    An $0.11 increase in production taxes due to higher revenue from crude oil in our Rocky Mountain and Permian regions;
         o    A $0.02 increase in production taxes due to higher revenue from natural gas in our Mid-Continent region;

         o    A $0.06 increase in LOE reflecting a general 7 percent increase which we had forecast in our budget process that was caused by competition for resources;
         o    A $0.02 increase in LOE in our Gulf Coast region reflecting the effect of resolving certain LOE billing amounts in the first quarter that is not expected to have an impact in future periods.
         o    A $0.02 increase due to the start-up activity in our Hanging Woman
              Basin; and
         o    A $0.04 overall increase in LOE relating to workover charges.

         General and Administrative. General and administrative expenses increased $409,000 or seven percent to $6.0 million for the quarter ended March
31, 2005, compared with $5.6 million for the comparable period of 2004. G&A on a per MCFE basis remained relatively flat between periods as the increase in
G&A expense was offset by a corresponding increase in production.

         An increase in our employee count from January 1, 2004, to March 31,
2005, has resulted in an increase in base employee compensation of $305,000 between the first quarter of 2005 and the first quarter of 2004. Accounting fees increased $158,000 between the same periods. A $1.5 million increase in expense associated with our net profits plan and our restricted stock plan was offset by
COPAS overhead reimbursements and allocation of G&A to exploration expense.
COPAS overhead reimbursement from operations increased $456,000 due to an increase in operated well count resulting from our drilling and acquisition programs. The amount of G&A we allocated to exploration expense increased
$1.2 million due to incentive plan payment increases and increases in our technical exploration staff.

         Change in net profits plan liability. For the quarter ended March 31,
2005, this expense increased to $4.2 million from $2.2 million for 2004. This increase is due to the performance of individual pools and the effect of a higher price environment. Adjustments to the liability are subject to estimation and may change dramatically from year-to-year based on assumptions used for production rates, reserve quantities, commodity pricing, discount rates, tax rates, and production costs. Currently, our assessment of these factors results in our concluding that this expense will be lower for all of 2005 than in 2004.

         Interest Expense. Interest expense increased by $456,000 to $1.9 million for 2005 compared to $1.5 million for 2004. The increase reflects increasing interest rates and an increase in average borrowings under our credit facility in first quarter of 2005 relative to the same period in the prior year.

         Income Taxes. Income tax expense totaled $20.7 million for the first quarter of 2005 and $13.1 million for the first quarter of 2004, resulting in effective tax rates of 37.1 percent and 37.9 percent, respectively. The effective rate change from 2004 reflects changes in the composition of the highest marginal state tax rates as a result of acquisition and drilling activity, and other permanent differences including the estimated effect of the domestic production activities deduction from the recently enacted American Jobs
Creation Act of 2004.

         The current portion of the income tax expense in 2005 is $10.4 million compared to $5.9 million in 2004. These amounts are 50 percent and 45 percent of the total tax for the respective periods. We increased our 2005 budget for drilling expenditures over 2004 amounts but have not adjusted this amount during the first quarter of 2005. Our projections are for larger increases in revenue due to anticipated production and pricing. We now believe that current taxable income and the resulting current portion of income tax as a percentage of total income tax will be higher in 2005 than it was in 2004.

Accounting Matters

         We refer you to Note 2 and Note 5 of Part I, Item 1 of this report for additional information.

Environmental

         St. Mary's compliance with applicable environmental regulations has not resulted in any significant capital expenditures or materially adverse effects on our liquidity or results of operations. We believe that we are in substantial compliance with environmental regulations, and we do not currently expect that any material expenditures will be required in the foreseeable future. However, we are unable to predict the impact that future compliance with regulations may have on future capital expenditures, liquidity and results of operations.

Cautionary Statement About Forward - Looking Statements

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
         o    business strategies,
         o    expansion and growth of operations,
         o    recent legal developments, and
         o    other similar matters.

         These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including such factors as the volatility and level of oil and natural gas prices, unexpected drilling conditions and results, production rates and reserve replacement, the imprecise nature of oil and gas reserve estimates, drilling and operating service availability and risks, uncertainties in cash flow, the financial strength of hedge contract counterparties, the availability of attractive exploration, development and property acquisition opportunities, financing requirements, expected acquisition benefits, competition, litigation, environmental matters, the potential impact of government regulations, and other matters discussed in the "Risk Factors"
section of our 2004 Annual Report on Form 10-K. Readers are cautioned that forward-looking statements are not guarantees of future performance and that actual results or developments may differ materially from those expressed or implied in the forward-looking statements. Although we may from time to time voluntarily update our prior forward - looking statements, we disclaim any commitment to do so except as required by securities laws.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required by this item is provided under the captions
"Interest Rate Market Risk" and "Sensitivity Analysis" in Item 2 above and is incorporated herein by reference.

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

         As previously reported, Nance Petroleum Corporation, a wholly owned subsidiary, is named along with several other leaseholders and interested parties as an additional co-defendant in a lawsuit that was originally filed in the U.S. District Court for the District of Montana on June 12, 2001. The
plaintiff, the Northern Plains Resource Council, Inc.("NPRC"), an environmental public interest group, sued the U.S. Bureau of Land Management ("BLM"), the U.S.
Secretary of the Interior, the Montana BLM State Director and Fidelity
Exploration & Production Company. The lawsuit seeks the cancellation of all federal leases related to coalbed methane development in Montana issued by the
BLM since January 1, 1997. This cancellation is sought primarily on the grounds of an alleged failure of the BLM to comply with federal environmental laws. NPRC alleges that the environmental impacts of coalbed methane development were not properly analyzed before the challenged leases were issued. The Montana portion of our Hanging Woman Basin coalbed methane project contains approximately 74,000 total net acres. The lawsuit potentially affects approximately 47,000 net acres that are subject to federal leases. Based on information presently available, we believe that the BLM complied with the applicable environmental laws, and the
District Court agreed by granting the defendants' motion for summary judgment in
December 2003. The court held that the issuance process regarding the federal leases in question complied with the applicable environmental laws. The plaintiff appealed this decision, and the Ninth Circuit Court of Appeals affirmed the decision of the trial court on August 26, 2004. Plaintiff filed a petition for rehearing that was denied by the reviewing panel by its Order dated
February 10, 2005. The only appeal left for the Plaintiffs is to petition for certiorari to the U.S Supreme Court. Notwithstanding our success in the lower court and the appellate court, there is no assurance as to the ultimate outcome of the lawsuit, and therefore, there is no assurance that it will not adversely affect our coalbed methane project. Even if the federal leases in Montana become unavailable, we are proceeding with this project on non-federal leases in
Wyoming, and we anticipate acquiring additional non-federal leases in Montana and Wyoming.

ITEM 6.  Exhibits

         The following exhibits are furnished as part of this report:

         Exhibit Description
         ------- -----------
         10.1*   Amended and Restated Credit Agreement dated April 7, 2005
                 among St. Mary Land & Exploration Company, Wachovia Bank,
                 National Association as Administrative Agent, and the Lenders
                 party thereto
         10.2*   Amended and Restated Guaranty Agreement by St. Mary Energy
                 Company in favor of Wachovia Bank, National Association, as
                 Administrative Agent, dated April 7, 2005
         10.3*   Amended and Restated Guaranty Agreement by Nance Petroleum
                 Corporation in favor of Wachovia Bank, National Association, as Administrative Agent, dated April 7, 2005
         10.4*   Amended and Restated Guaranty Agreement by NPC Inc. in favor of Wachovia Bank, National Association, as Administrative
                 Agent, dated April 7, 2005
         10.5*   Amended and Restated Pledge and Security Agreement between
                 St. Mary Land & Exploration Company and Wachovia Bank,
                 National Association, as Administrative Agent, dated
                 April 7, 2005
         10.6*   Amended and Restated Pledge and Security Agreement between
                 Nance Petroleum Corporation and Wachovia Bank, National
                 Association, as Administrative Agent, dated April 7, 2005
         10.7*   Supplement and Amendment to Deed of Trust, Mortgage, Line of
                 Credit Mortgage, Assignment, Security Agreement, Fixture
                 Filing and Financing Statement for the benefit of Wachovia
                 Bank, National Association, as Administrative Agent,
                 dated effective as of April 7, 2005
         10.8*   Deed of Trust to Wachovia Bank, National Association, as
                 Administrative Agent, dated effective as of April 7, 2005
         31.1*   Certification of Chief Executive Officer pursuant to
                 Section 302 of the Sarbanes - Oxley Act of 2002
         31.2*   Certification of Vice President - Finance pursuant to Section
                 302 of the Sarbanes - Oxley Act of 2002
         32.1*   Certification pursuant to U.S.C. Section 1350 as adopted
                 pursuant to Section 906 of the Sarbanes - Oxley Act of 2002
         -------------------------
         * Filed with this Form 10-Q.

SIGNATURES
----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                     ST. MARY LAND & EXPLORATION COMPANY

May 4, 2005                          By:   /s/ MARK A. HELLERSTEIN
                                           -----------------------
                                           Mark A. Hellerstein
                                           President and Chief Executive Officer

May 4, 2005                          By:   /s/ DAVID W. HONEYFIELD
                                           -----------------------
                                           David W. Honeyfield
                                           Vice President - Finance, Secretary
                                           and Treasurer

May 4, 2005                          By:   /s/ GARRY A. WILKENING
                                           ----------------------
                                           Garry A. Wilkening
                                           Vice President - Administration and
                                           Controller

