Form 10-K/A
period 2006-12-31
ST MARY LAND & EXPLORATION CO
filed 2007-03-21
CIK 893538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE:

This Amendment on Form 10-K/A to the Annual Report on Form 10-K for the fiscal year ended December 31, 2006, by St. Mary Land & Exploration Company (the “Company”) is being filed to correct certain disclosures appearing under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, on pages 48, 51 and 52, and a disclosure appearing under Item 8, Financial Statements and Supplementary Data, in the Notes to Consolidated Financial Statements on page F-20.

Page 48 of the original filing incorrectly indicated that the number of shares of common stock issued by the Company in 2004 as a result of stock option exercises was 27,748 shares, whereas the correct amount was 1,399,052 shares. Page 51 of the original filing incorrectly indicated that the cash received from oil and gas sales, net of realized effects of hedging, increased $47.9 million to $758.9 million for the year ended December 31, 2006, whereas the correct amounts were $152.5 million and $802.1 million, respectively. Page 51 of the original filing also incorrectly indicated that the cash received from oil and gas sales, net of realized effects of hedging, increased $268.6 million to $651.6 million for the year ended December 31, 2005, whereas the correct amounts were $265.0 million and $649.6 million, respectively. Page 51 of the original filing further incorrectly indicated that the year ended December 31, 2004, reflected $20.7 million net cash received from short-term investments and from the expiration of the restriction period for funds held for tax-deferred exchange of oil and gas properties, whereas the correct amount was $21.4 million. Page 52 of the original filing incorrectly indicated that the 2006 increase in costs incurred for capital and exploration activities was a result of planned increases in drilling activity and a $196.2 million increase in acquisitions, whereas the correct amount was $195.0 million. Page F-20 of the original filing incorrectly indicated that the Company’s interest rate for ABR loans when its borrowing base utilization percentage is greater than or equal to 50% but less than 75% is equal to prime plus 0.250%, whereas the correct interest rate is prime plus 0.000%.

Pursuant to the rules of the SEC, Item 15 of the original filing has been amended to contain currently dated certifications of the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

The correct amounts as described above are reflected in the corrected disclosures in this Form 10-K/A. All other information contained in the original Form 10-K remains unchanged, and the entire report with all Items is included in this Form 10-K/A for the convenience of the reader. The Company has not updated the disclosures contained herein to reflect events that occurred after the date of the original filing.

TABLE OF CONTENTS
(Continued)

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

We have in-the-money stock options, unvested restricted stock units, and convertible notes that are considered potentially dilutive securities. At times these dilutive securities can affect our earnings per share. Consequently both basic and diluted earnings per share are presented in the table above. A detailed explanation is presented in Note 1 of Part IV, Item 15 of this report. Basic and diluted weighted-average common shares outstanding used in our 2004 earnings per share calculations reflect a decrease in shares caused by the repurchase of our common stock from Flying J and the re-initiation of our stock repurchase program, offset by an increase in outstanding shares related to stock option exercises. Basic and diluted weighted-average shares outstanding in 2006 and 2005 were affected by similar factors as 2004. We issued 1,489,636 shares of common stock in 2006, 936,403 shares in 2005, and 1,399,052 shares in 2004 as a result of stock option exercises. These share issuances were offset by the repurchase of 3,319,300 shares of common stock in 2006, 1,175,282 shares in 2005, and 978,600 shares in 2004 through our stock repurchase plan.

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

Analysis of cash flow changes between 2006 and 2005

Operating activities.   Cash received from oil and gas sales, net of the realized effects of hedging, increased $152.5 million to $802.1 million for the year ended December 31, 2006. Included in the oil and gas sales amount is $28.2 million of realized hedging gains. This increase was the result of a six percent increase in production offset by lower realized prices. Net cash payments made for income taxes decreased $40.2 million.

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

Analysis of cash flow changes between 2005 and 2004

Operating activities.   Cash received from oil and gas sales, net of the effects of hedging, increased $265.0 million to $649.6 million for the year ended December 31, 2005. This increase was the result of a 16 percent increase in production and a 49 percent increase in our net realized prices between the two periods. Changes in current assets and liabilities combined with cash expenditures for oil and gas production expenses, exploration expenses, and administrative expenses increased by $75.0 million between the two comparable periods, and net cash payments made for income taxes increased $51.0 million.

Investing activities.   Total cash outflow for 2005 capital expenditures, as adjusted for accruals and including acquisitions of oil and gas properties, increased $76.6 million or 29 percent to $344.8 million. This increase reflects increased drilling expenditures and net cash paid for the acquisition of Agate Petroleum, Inc. and for oil and gas properties in Wyoming. The year ended December 31, 2004, reflects $21.4 million net cash received from short-term investments and from the expiration of the restriction period for funds held for tax-deferred exchange of oil and gas properties.

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

The costs we incurred for capital and exploration activities in 2006 increased $384.0 million or 91 percent compared to 2005. This increase was a result of planned increases in drilling activity and a $195.0 million increase in acquisitions mainly attributable to the acquisition of oil and gas properties located in the Sweetie Peck Field. We have experienced significant cost inflation over the past three years. These cost increases explain a portion of the increase year over year. However, we are beginning to see a flattening of drilling and service costs and expect to see this remain the case due to the recent softening in commodity prices.

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

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K/A. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective for the purposes discussed above as of the end of the period covered by this Annual Report on Form 10-K/A. There was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

10.29†	Net Profits Interest Bonus Plan, as Amended on December 15, 2005 (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on December 19, 2005 and incorporated herein by reference)
10.30	Summary of Charitable Contributions in Honor of Thomas E. Congdon (filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on December 19, 2005 and incorporated herein by reference)
10.31†	Summary of 2006 Base Salaries for Named Executive Officers (filed as Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed on December 19, 2005 and incorporated herein by reference)
10.32	Employment Agreement of A.J. Best dated May 1, 2006 (filed as Exhibit 10.1 to the registrant’s Current Report on From 8-K filed on May 4, 2006 and incorporated herein by reference)
10.33***†	Summary of 2007 Compensation Arrangements for Non-Employee Directors
12.1***	Computation of Ratio of Earnings to Fixed Charges
14.1	Code of Business Conduct and Ethics (filed as Exhibit 14.1 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference)
21.1***	Subsidiaries of Registrant
23.1*	Consent of Deloitte & Touche LLP
23.2*	Consent of Ryder Scott Company, L.P.
23.3*	Consent of Netherland, Sewell & Associates, Inc.
24.1***	Power of Attorney
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002
32.1**	Certification pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002

*                    Filed with this Form 10-K/A.

**             Furnished with this Form 10-K/A.

***      Previously filed.

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

Borrowing base utilization percentage	<50%	≥50%<75%	≥75%<90%	≥90%
Euro-dollar loans	1.000%	1.250%	1.500%	1.750%
ABR loans	0.000%	0.000%*	0.250%	0.500%
Commitment fee rate	0.250%	0.300%	0.375%	0.375%

*                    The Form 10-K/A reflects a change from the previously filed Form 10-K which showed 0.250%.

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

ST. MARY LAND & EXPLORATION COMPANY
(Registrant)
Date: March 20, 2007	By:	/s/ ANTHONY J. BEST
Anthony J. Best
President, Chief Executive Officer,
and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
*	Chairman of the Board of Directors	March 20, 2007
Mark A. Hellerstein
/s/ ANTHONY J. BEST	President, Chief Executive Officer, and	March 20, 2007
Anthony J. Best	Director
/s/ DAVID W. HONEYFIELD	Senior Vice President-Chief Financial	March 20, 2007
David W. Honeyfield	Officer, Secretary, and Treasurer
*	Controller	March 20, 2007
Mark T. Solomon
*	Director	March 20, 2007
Barbara M. Baumann
*	Director	March 20, 2007
Larry W. Bickle
*	Director	March 20, 2007
Thomas E. Congdon
*	Director	March 20, 2007
William J. Gardiner

	*	Director	March 20, 2007
Julio M. Quintana
	*	Director	March 20, 2007
William D. Sullivan
	*	Director	March 20, 2007
John M. Seidl
*By:	/s/ DAVID W. HONEYFIELD		March 20, 2007
David W. Honeyfield
(as attorney-in-fact for each of the persons indicated)