Form 10-K/A
period 2007-12-31
ST MARY LAND & EXPLORATION CO
filed 2008-03-05
CIK 893538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A

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

EXPLANATORY NOTE:

This Amendment on Form 10-K/A to the Annual Report on Form 10-K for the fiscal year ended December 31, 2007, by St. Mary Land & Exploration Company (the “Company”) is being filed to (i) include typed conformed signatures of Deloitte & Touche LLP in the Report of Independent Registered Public Accounting Firm appearing on page 72 and the Report of Independent Registered Public Accounting Firm appearing on page F-1 (collectively, the “Reports”), the corresponding manual signatures for which were obtained by the Company prior to the filing of the original Annual Report on Form 10-K (the “Original Form 10-K”) on February 22, 2008, but the typed conformed signatures for which were inadvertently omitted from the electronic versions of the Reports filed with the Original Form 10-K, (ii) file a consent of Deloitte & Touche LLP which refers to the correct date of the Reports of February 21, 2008, and thereby corrects an inadvertent typographical error in the consent of Deloitte & Touche LLP filed with the Original Form 10-K, which consent incorrectly referred to the date of the Reports as February 20, 2008, and (iii) furnish a certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 which refers to the correct title of the Company’s Chief Financial Officer as Senior Vice President - Chief Financial Officer and Secretary and thereby corrects an inadvertent error in the corresponding certification furnished with the Original Form 10-K, which certification incorrectly referred to the title of the Company’s Chief Financial Officer as Senior Vice President - Chief Financial Officer and Treasurer.

Pursuant to the rules of the Securities and Exchange Commission, Item 15 of the Original Form 10-K has been amended to contain currently dated certifications of the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

All other information contained in the Original Form 10-K remains unchanged, and the entire report with all Items is included in this Form 10-K/A for the convenience of the reader. The Company has not updated the disclosures contained herein to reflect events that occurred after the date of the Original Form 10-K.

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

Exhibit Number	Description

10.27†	Net Profits Interest Bonus Plan, as Amended on December 15, 2005 (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on December 19, 2005 and incorporated herein by reference)
10.28	Summary of Charitable Contributions in Honor of Thomas E. Congdon (filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on December 19, 2005 and incorporated herein by reference)
10.29†	Summary of 2006 Base Salaries for Named Executive Officers (filed as Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed on December 19, 2005 and incorporated herein by reference)
10.30	Employment Agreement of A.J. Best dated May 1, 2006 (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on May 4, 2006 and incorporated herein by reference)
10.31***†	Summary of 2008 Compensation Arrangements for Non-Employee Directors
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

                                                                 ST. MARY LAND & EXPLORATION COMPANY
                                                                 (Registrant)

Date: March 4, 2008	By:	/s/ ANTHONY J. BEST
Anthony J. Best
President, Chief Executive Officer,
and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANTHONY J. BEST	President, Chief Executive Officer,	March 4, 2008
Anthony J. Best	and Director

*	Senior Vice President-Chief Financial	March 4, 2008
David W. Honeyfield	Officer and Secretary

*	Controller	March 4, 2008
Mark T. Solomon

*	Chairman of the Board of Directors	March 4, 2008
Mark A. Hellerstein

*	Director	March 4, 2008
Barbara M. Baumann

*	Director	March 4, 2008
Larry W. Bickle

Signature	Title	Date

*	Director	March 4, 2008
William J. Gardiner

*	Director	March 4, 2008
Julio M. Quintana

*	Director	March 4, 2008
John M. Seidl

*	Director	March 4, 2008
William D. Sullivan

* By: /s/ ANTHONY J. BEST		March 4, 2008
Anthony J. Best
(as attorney-in-fact for each of the persons indicated)