Form 10-Q
period 2014-03-31
SM Energy Co
filed 2014-04-30
CIK 893538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014
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

As of April 23, 2014, the registrant had 67,058,145 shares of common stock, $0.01 par value, outstanding.

SM ENERGY COMPANY

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SM ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share amounts)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$236,435	$282,248
Accounts receivable	307,784	318,371
Derivative asset	7,450	21,559
Deferred income taxes	11,227	10,749
Prepaid expenses and other	14,446	14,574
Total current assets	577,342	647,501

Property and equipment (successful efforts method):
Proved oil and gas properties	5,875,541	5,637,462
Less - accumulated depletion, depreciation, and amortization	(2,722,287)	(2,583,698)
Unproved oil and gas properties	287,607	271,100
Wells in progress	277,879	279,654
Oil and gas properties held for sale net of accumulated depletion, depreciation and amortization of $31,766 in 2014 and $7,390 in 2013	42,276	19,072
Other property and equipment, net of accumulated depreciation of $31,013 in 2014 and $28,775 in 2013	243,680	236,202
Total property and equipment, net	4,004,696	3,859,792

Noncurrent assets:
Derivative asset	13,886	30,951
Restricted cash	23,753	96,713
Other noncurrent assets	69,334	70,208
Total other noncurrent assets	106,973	197,872
Total Assets	$4,689,011	$4,705,165

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$443,395	$606,751
Derivative liability	60,684	26,380
Other current liabilities	11,200	6,000
Total current liabilities	515,279	639,131

Noncurrent liabilities:
Revolving credit facility	—	—
Senior Notes (note 5)	1,600,000	1,600,000
Asset retirement obligation	115,889	115,659
Asset retirement obligation associated with oil and gas properties held for sale	4,526	3,033
Net Profits Plan liability	55,209	56,985
Deferred income taxes	688,994	650,125
Derivative liability	7,885	4,640
Other noncurrent liabilities	25,810	28,771
Total noncurrent liabilities	2,498,313	2,459,213

Commitments and contingencies (note 6)

Stockholders’ equity:
Common stock, $0.01 par value - authorized: 200,000,000 shares; issued: 67,078,853 shares in 2014 and 2013; outstanding, net of treasury shares: 67,056,441 shares in 2014 and 2013	671	671
Additional paid-in capital	264,064	257,720
Treasury stock, at cost: 22,412 shares in 2014 and 2013	(823)	(823)
Retained earnings	1,416,923	1,354,669
Accumulated other comprehensive loss	(5,416)	(5,416)
Total stockholders’ equity	1,675,419	1,606,821
Total Liabilities and Stockholders’ Equity	$4,689,011	$4,705,165

The accompanying notes are an integral part of these condensed consolidated financial statements.

SM ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2014	2013
Operating revenues:
Oil, gas, and NGL production revenue	$623,109	$469,575
Other operating revenues	9,611	14,605
Total operating revenues	632,720	484,180

Operating expenses:
Oil, gas, and NGL production expense	163,709	125,633
Depletion, depreciation, amortization, and asset retirement obligation liability accretion	177,215	198,709
Exploration	21,335	15,398
Impairment of properties	2,801	21,521
General and administrative	35,051	32,280
Change in Net Profits Plan liability	(1,776)	(1,925)
Derivative loss	97,662	30,572
Other operating expense	8,089	15,794
Total operating expenses	504,086	437,982

Income from operations	128,634	46,198

Non-operating income (expense):
Interest income	26	12
Interest expense	(24,190)	(19,101)

Income before income taxes	104,470	27,109
Income tax expense	(38,863)	(10,382)

Net income	$65,607	$16,727

Basic weighted-average common shares outstanding	67,056	66,211

Diluted weighted-average common shares outstanding	68,126	67,521

Basic net income per common share	$0.98	$0.25

Diluted net income per common share	$0.96	$0.25

Dividends per common share	$0.05	$0.05

The accompanying notes are an integral part of these condensed consolidated financial statements.

SM ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	For the Three Months Ended March 31,

	2014	2013

Net income	$65,607	$16,727
Other comprehensive income (loss), net of tax:
Reclassification to earnings (1)	—	61
Pension liability adjustment	—	(3)
Total other comprehensive income, net of tax	—	58
Total comprehensive income	$65,607	$16,785
(1) Reclassification from accumulated other comprehensive income (loss) (“AOCIL”) related to de-designated hedges. As of December 31, 2013, all commodity derivative contracts that had been designated as cash flow hedges were settled and reclassified into earnings from AOCIL.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SM ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	For the Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$65,607	$16,727
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on divestiture activity	(2,958)	574
Depletion, depreciation, amortization, and asset retirement obligation liability accretion	177,215	198,709
Exploratory dry hole expense	—	159
Impairment of properties	2,801	21,521
Stock-based compensation expense	6,344	8,113
Change in Net Profits Plan liability	(1,776)	(1,925)
Derivative loss	97,662	30,572
Derivative cash settlement (loss) gain	(28,940)	11,792
Amortization of deferred financing costs	1,477	1,077
Deferred income taxes	38,374	10,280
Plugging and abandonment	(1,325)	(1,378)
Other	(3,103)	1,836
Changes in current assets and liabilities:
Accounts receivable	9,347	(22,164)
Prepaid expenses and other	885	605
Accounts payable and accrued expenses	(61,882)	5,794
Net cash provided by operating activities	299,728	282,292

Cash flows from investing activities:
Net proceeds from sale of oil and gas properties	1,979	4,307
Capital expenditures	(351,739)	(381,185)
Other	4,227	(2,025)
Net cash used in investing activities	(345,533)	(378,903)

Cash flows from financing activities:
Proceeds from credit facility	—	223,500
Repayment of credit facility	—	(133,500)
Other	(8)	772
Net cash provided by (used in) financing activities	(8)	90,772

Net change in cash and cash equivalents	(45,813)	(5,839)
Cash and cash equivalents at beginning of period	282,248	5,926
Cash and cash equivalents at end of period	$236,435	$87
The accompanying notes are an integral part of these condensed consolidated financial statements.

SM ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

Supplemental schedule of additional cash flow information and non-cash investing and financing activities:

	For the Three Months Ended March 31,
	2014	2013
	(in thousands)
Cash paid for interest, net of capitalized interest	$(37,851)	$(24,721)

Net cash refunded for income taxes	$14	$165

Dividends of approximately $3.4 million were declared by the Company’s Board of Directors, but not paid, as of March 31, 2014. Dividends of approximately $3.3 million were declared by the Company’s Board of Directors, but not paid, as of March 31, 2013.

As of March 31, 2014, and 2013, $200.5 million and $202.8 million, respectively, of accrued capital expenditures were included in accounts payable and accrued expenses in the Company’s condensed consolidated balance sheets. These oil and gas property additions are reflected in cash used in investing activities in the periods during which the payables are settled.

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

Note 2 - Basis of Presentation, Significant Accounting Policies, and Recently Issued Accounting Standards

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of SM Energy have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Regulation S-X. They do not include all information and notes required by GAAP for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in SM Energy’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”). In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of interim financial information, have been included. Operating results for the periods presented are not necessarily indicative of expected results for the full year. In connection with the preparation of its unaudited condensed consolidated financial statements, the Company evaluated events subsequent to the balance sheet date of March 31, 2014, through the filing date of this report.

Significant Accounting Policies

The significant accounting policies followed by the Company are set forth in Note 1 to the Company’s consolidated financial statements in its 2013 Form 10-K, and are supplemented by the notes to the unaudited condensed consolidated financial statements in this report. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the 2013 Form 10-K.

Recently Issued Accounting Standards

In April 2014, the Financial Accounting Standards Board issued new authoritative accounting guidance related to the recognition and presentation of discontinued operations in the financial statements. The guidance is aimed at reducing the frequency of disposals reported as discontinued operations by focusing on strategic shifts that have or will have a major effect on an entity’s operations and financial results. This authoritative accounting guidance is effective for interim and annual periods beginning after December 15, 2014, and is to be applied prospectively. The Company is currently evaluating the provisions of this authoritative guidance and assessing its impact, but does not currently believe it will have a material effect on the Company's financial statements or disclosures.

There are no other new significant accounting standards applicable to the Company that have been issued but not yet adopted by the Company as of March 31, 2014.

Note 3 – Acquisitions, Divestitures, and Assets Held for Sale
Acquisitions

Subsequent to March 31, 2014, the Company entered into separate agreements to acquire acreage in its Rocky Mountain region for total cash consideration of approximately $100.0 million plus approximately 7,000 net acres. These agreements are expected to close during the second quarter 2014 and are subject to standard closing conditions and normal closing and post-closing adjustments. No assurance can be given that the Company will successfully close any of these acquisitions.

Assets Held for Sale

Assets are classified as held for sale when the Company commits to a plan to sell the assets and there is reasonable certainty the sale will take place within one year. Upon classification as held for sale, long-lived assets are no longer depreciated or depleted, and a measurement for impairment is performed to identify and expense any excess of carrying value over fair value less estimated costs to sell. Subsequent decreases to the estimated fair value less the costs to sell will impact the measurement of assets held for sale.

As of March 31, 2014, the accompanying condensed consolidated balance sheets (“accompanying balance sheets”) present $42.3 million of oil and gas properties held for sale, net of accumulated depletion, depreciation, and amortization expense. A corresponding asset retirement obligation liability of $4.5 million is separately presented. The assets held for sale include the Company’s Marcellus shale assets located in Pennsylvania and other non-strategic assets in the Company’s Rocky Mountain region, all of which are recorded at the lesser of their carrying values or their respective fair value less estimated costs to sell. When write-downs to fair value less estimated costs to sell occur, they are reflected in gain (loss) on divestiture activity, which is included within the other operating revenues line item in the accompanying condensed consolidated statements of operations (“accompanying statements of operations”).

The Company determined that these planned asset sales do not qualify for discontinued operations accounting under financial statement presentation authoritative guidance.

Note 4 - Income Taxes

Income tax expense for the three months ended March 31, 2014, and 2013, differs from the amounts that would be provided by applying the statutory United States federal income tax rate to income before income taxes primarily due to the effect of state income taxes, changes in valuation allowances, percentage depletion, research and development (“R&D”) credits, and other permanent differences. The quarterly rate can also be impacted by the proportional effects of forecasted net income as of each period end presented.

The provision for income taxes consists of the following:

	For the Three Months Ended March 31,
	2014	2013
	(in thousands)
Current portion of income tax expense:
Federal	$—	$—
State	489	102
Deferred portion of income tax expense	38,374	10,280
Total income tax expense	$38,863	$10,382
	37.2%	38.3%

On a year-to-date basis, a change in the Company’s effective tax rate between reported periods will generally reflect differences in its estimated highest marginal state tax rate due to changes in the composition of income from Company activities among various state tax jurisdictions. Cumulative effects of state rate changes are reflected in the period legislation is enacted. The decrease in the effective rate from 2013 primarily reflects temporary and permanent changes in the mix of highest marginal state tax rates, the effects of valuation allowance adjustments, the state tax rate effect divestitures have between years, drilling activities, and changes in the effects of other permanent differences.

The Company and its subsidiaries file federal income tax returns and various state income tax returns. With certain exceptions, the Company is no longer subject to United States federal or state income tax examinations by tax authorities for years before 2007. Federal tax law allowing for the calculation of an R&D credit was enacted in 2013, which allowed the credit for the 2012 and 2013 tax years. However, the Company has not yet commissioned a study to calculate the credit for these tax years. The table above excludes the impact for any credit that would be allowed in 2013. The Internal Revenue Service (“IRS”) initiated an audit in the first quarter of 2012 related to R&D tax credits claimed by the Company for the 2007 through 2010 tax years. On April 23, 2013, the IRS issued a Notice of Proposed Adjustment disallowing $4.6 million of R&D tax credits claimed for open tax years during the audit period. The Company maintains it is entitled to the claimed credits and is pursuing its appeal.

On September 13, 2013, the United States Department of the Treasury and IRS issued the final and re-proposed tangible property regulations effective for tax years beginning January 1, 2014. The Company has determined it is materially compliant with the requirements of these regulations.

Note 5 - Long-term Debt

Revolving Credit Facility

The Company’s Fifth Amended and Restated Credit Agreement provides a maximum loan amount of $2.5 billion, current aggregate lender commitments of $1.3 billion, and a maturity date of April 12, 2018.  The borrowing base is subject to regular semi-annual redeterminations and was re-affirmed on March 28, 2014, at $2.2 billion. The borrowing base redetermination process under the credit facility considers the value of the Company’s oil and gas properties and other assets, as determined by the lender group. The next scheduled redetermination date is October 1, 2014. Borrowings under the facility are secured by at least 75 percent of the Company’s proved oil and gas properties.

The Company must comply with certain financial and non-financial covenants under the terms of its credit facility agreement, including the limitation of the Company’s dividends to no more than $50.0 million per year.  The Company was in compliance with all covenants under the credit facility as of March 31, 2014, and through the filing date of this report.

The following table presents the outstanding balance, total amount of letters of credit, and available borrowing capacity under the Company’s credit facility as of April 23, 2014, March 31, 2014, and December 31, 2013:

	As of April 23, 2014	As of March 31, 2014	As of December 31, 2013
	(in thousands)
Credit facility balance	$—	$—	$—
Letters of credit (1)	$808	$808	$808
Available borrowing capacity	$1,299,192	$1,299,192	$1,299,192
____________________________________________
(1) Letters of credit reduce the available borrowing capacity under the credit facility on a dollar-for-dollar basis.

Senior Notes
The Senior Notes line on the accompanying balance sheets represents the outstanding principal amount of the 6.625% Senior Notes due 2019 (the “2019 Notes”), the 6.50% Senior Notes due 2021 (the “2021 Notes”), the 6.50% Senior Notes due 2023 (the “2023 Notes”), and the 5.0% Senior Notes due 2024 (the “2024 Notes” and collectively with the 2019 Notes, 2021 Notes, and 2023 Notes, the “Senior Notes”), as shown in the table below:

	As of March 31, 2014	As of December 31, 2013
	(in thousands)
2019 Notes	$350,000	$350,000
2021 Notes	350,000	350,000
2023 Notes	400,000	400,000
2024 Notes	500,000	500,000
Total Senior Notes	$1,600,000	$1,600,000

The Senior Notes are unsecured senior obligations and rank equal in right of payment with all of the Company’s existing and any future unsecured senior debt, and are senior in right of payment to any future subordinated debt. There are no subsidiary guarantors of the Senior Notes.  The Company is subject to certain covenants under the respective indentures governing the Senior Notes that limit the Company’s ability to incur additional indebtedness, issue preferred stock, and make restricted payments, including dividends; provided, however, that the first $6.5 million of dividends paid each year are not restricted by these covenants. The Company was in compliance with all covenants under its Senior Notes as of March 31, 2014, and through the filing date of this report.
5.0% Senior Notes Due 2024
On May 20, 2013, the Company issued $500.0 million in aggregate principal amount of 2024 Notes. The 2024 Notes were issued at par and mature on January 15, 2024. Please refer to Note 5 - Long-term Debt in the Company’s 2013 Form 10-K for additional discussion of the terms of these notes.
On May 20, 2013, the Company entered into a registration rights agreement that provides holders of the 2024 Notes certain registration rights under the Securities Act of 1933, as amended (the “Securities Act”). Pursuant to the registration rights agreement, the Company filed an exchange offer registration statement with the Securities and Exchange Commission (“SEC”) on March 4, 2014, offering to exchange the 2024 Notes for substantially identical notes that are registered under the Securities Act. If the registration statement is not declared effective by the SEC on or before May 20, 2014, or if the shelf registration statement, if required, is not declared effective within the time periods specified in the registration rights agreement, the Company has agreed to pay additional interest with respect to the 2024 Notes in an amount not to exceed one percent of the principal amount of the 2024 Notes until the exchange offer is completed or the shelf registration statement is declared effective.

Note 6 - Commitments and Contingencies

Commitments

During the first quarter of 2014, and through the filing date of this report, the Company entered into drilling rig contracts with varying terms extending through 2016. The total commitments for these contracts is $52.7 million.

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

On April 16, 2014, the Company agreed to settle its previously disclosed litigation against Endeavour Operating Corporation (“Endeavour”). The Company, its working interest partners, and Endeavour agreed to release all claims and dismiss the lawsuit in exchange for certain cash payments and other consideration paid to the Company and its working interest partners by Endeavour.

On January 27, 2011, Chieftain Royalty Company (“Chieftain”) filed a Class Action Petition against the Company in the District Court of Beaver County, Oklahoma, claiming damages related to royalty valuation on all of the Company’s Oklahoma wells. These claims include breach of contract, breach of fiduciary duty, fraud, unjust enrichment, tortious breach of contract, conspiracy, and conversion, based generally on asserted improper deduction of post-production costs. The Company removed this lawsuit to the United States District Court for the Western District of Oklahoma on February 22, 2011. The Company responded to the petition and denied the allegations. The district court did not rule on Chieftain’s motion to certify the putative class, and stayed all proceedings until the United States Court of Appeals for the Tenth Circuit issued its rulings on class certification in two similar royalty class action lawsuits. On July 9, 2013, the Tenth Circuit issued its opinions, reversing the trial courts’ grant of class certification and remanding the matters to the trial courts for those cases. The district court presiding over the Company’s case subsequently lifted its stay, and the Company expects Chieftain to file a new motion for class certification in the first half of 2015.

This case involves complex legal issues and uncertainties; a potentially large class of plaintiffs, and a large number of related producing properties, lease agreements and wells; and an alleged class period commencing in 1988 and spanning the entire producing life of the wells. Because the proceedings are in the early stages, with discovery yet to be completed, the Company is unable to estimate what impact, if any, the action will have on its financial condition, results of operations, or cash flows. The Company is still evaluating the claims, but believes that it has properly paid royalties under Oklahoma law and has and will continue to vigorously defend this case. On December 30, 2013, the Company sold a substantial portion of the assets that are subject to this matter and the buyer assumed any such liabilities related to such properties.

Note 7 - Compensation Plans

Cash Bonus Plan

During the first quarters of 2014 and 2013, the Company paid $41.7 million and $16.0 million, respectively, for cash bonuses earned during the 2013 and 2012 performance years, respectively. The general and administrative (“G&A”) expense and exploration expense line items in the accompanying statements of operations include $6.6 million and $5.6 million of accrued cash bonus plan expense for the three months ended March 31, 2014, and 2013, respectively, related to the respective performance years.

Non-qualified Deferred Compensation Plan

In January 2014, the Company established a non-qualified deferred compensation (“NQDC”) plan intended to provide plan participants with the ability to plan for income tax events and the opportunity to receive a benefit for matching contributions in excess of Internal Revenue Code (“IRC”) limits applicable to the Company’s 401(k) plan. The NQDC plan is designed to allow participants to defer a portion of base salary and cash bonuses paid pursuant to the Company’s cash bonus plan. Each year, participating employees may elect to defer (i) between 0% and 50% of their base salary, and (ii) between 0% and 100% of the cash bonus paid pursuant to the cash bonus plan. The NQDC plan requires the Company to make contributions for each eligible employee equal to 100% of the deferred amount for such employee, limited to 6% of such employee’s base salary and cash bonus. Each eligible employee’s interest in the contributions the Company makes will vest 40% after the second year of such employee’s service to the Company, and 20% per year thereafter. A participant’s account will be distributed based upon the participant’s payment election made at the time of deferral. A participant may elect to have distributions made in lump sum or in annual installments ranging for a period from 1 to 10 years. Participants in the NQDC plan are currently limited to the Company’s officers and directors.

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

Total expense recorded for RSUs for the three months ended March 31, 2014, and 2013, was $2.8 million and $3.0 million, respectively. As of March 31, 2014, there was $15.9 million of total unrecognized compensation expense related to unvested RSU awards, which is being amortized through 2016. There have been no material changes to the outstanding and non-vested RSUs during the three months ended March 31, 2014.

Performance Stock Units Under the Equity Incentive Compensation Plan

The Company grants performance share units (“PSUs”) as part of its equity compensation program. The number of shares of the Company’s common stock issued to settle PSUs ranges from 0% to 200% of the number of PSUs awarded and is determined based on the Company’s performance over a three-year measurement period. The performance criteria for the PSUs are based on a combination of the Company’s annualized total shareholder return (“TSR”) for the measurement period and the relative measure of the Company’s TSR compared with the annualized TSRs of a group of peer companies for the measurement period. Expense associated with PSUs is recognized as G&A expense and exploration expense over the vesting period of the award.

Total expense recorded for PSUs for the three months ended March 31, 2014, and 2013, was $3.2 million and $4.7 million, respectively. As of March 31, 2014, there was $14.9 million of total unrecognized compensation expense related to unvested PSU awards, which is being amortized through 2016. There have been no material changes to the outstanding and non-vested PSUs during the three months ended March 31, 2014.

Stock Option Grants Under the Equity Incentive Compensation Plan

As of March 31, 2014, there were 39,088 stock option awards outstanding at a weighted average exercise price of $20.87 with an aggregate intrinsic value of $2.0 million. There was no unrecognized compensation expense as of March 31, 2014, and no changes in these awards occurred during the quarter.
Net Profits Interest Bonus Plan

Cash payments made or accrued under the Company’s Net Profits Interest Bonus Plan (“Net Profits Plan”) that have been recorded as either G&A expense or exploration expense are presented in the table below:

	For the Three Months Ended March 31,
	2014	2013
	(in thousands)
General and administrative expense	$2,978	$3,786
Exploration expense	288	374
Total	$3,266	$4,160

The Company records changes in the present value of estimated future payments under the Net Profits Plan as a separate line item in the accompanying statements of operations. The change in the estimated liability is recorded as a non-cash expense or benefit in the current period and is not allocated to G&A expense or exploration expense because it is associated with the future net cash flows from oil and gas properties in the respective pools rather than results being realized through current period production. If the Company allocated the change in liability to these specific functional line items, based on the current allocation of actual distributions made by the Company, such expenses or benefits would predominately be allocated to G&A expense. Over time, less of the amount distributed relates to prospective exploration efforts as more of the amount distributed is paid to employees that have terminated employment and do not provide ongoing exploration support to the Company.

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

Components of Net Periodic Benefit Cost for the Pension Plans

The following table presents the components of the net periodic benefit cost for the Pension Plans:

	For the Three Months Ended March 31,
	2014	2013
	(in thousands)
Service cost	$1,573	$1,232
Interest cost	407	345
Expected return on plan assets that reduces periodic pension costs	(385)	(286)
Amortization of prior service costs	4	4
Amortization of net actuarial loss	306	197
Net periodic benefit cost	$1,905	$1,492

Prior service costs are amortized on a straight-line basis over the average remaining service period of active participants. Gains and losses in excess of 10 percent of the greater of the benefit obligation and the market-related value of assets are amortized over the average remaining service period of active participants.

Contributions

The Company contributed $5.3 million to the Pension Plans during the three month period ended March 31, 2014.

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

PSUs represent the right to receive, upon settlement of the PSUs after completion of the three-year performance period, a number of shares of the Company’s common stock that may range from 0% to 200% of the number of PSUs granted on the award date. The number of potentially dilutive shares related to PSUs is based on the number of shares, if any, that would be issuable at the end of the respective reporting period, assuming that date was the end of the contingency period applicable to such PSUs. For additional discussion on PSUs, please refer to Note 7 - Compensation Plans under the heading Performance Stock Units Under the Equity Incentive Compensation Plan.

The following table sets forth the calculations of basic and diluted earnings per share:

	For the Three Months Ended March 31,
	2014	2013
	(in thousands, except per share amounts)
Net income	$65,607	$16,727
Basic weighted-average common shares outstanding	67,056	66,211
Add: dilutive effect of stock options, unvested RSUs, and contingent PSUs	1,070	1,310
Diluted weighted-average common shares outstanding	68,126	67,521
Basic net income per common share	$0.98	$0.25
Diluted net income per common share	$0.96	$0.25

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

As of March 31, 2014, and through the filing date of this report, the Company has commodity derivative contracts outstanding through the second quarter of 2018 for a total of 17.0 million Bbls of oil production, 216.6 million MMBtu of gas production, and 2.9 million Bbls of NGL production.

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

The following tables summarize the approximate volumes and average contract prices of contracts the Company had in place as of March 31, 2014, and through the filing date of this report:

Oil Contracts

Oil Swaps

Contract Period	NYMEX WTI Volumes	Weighted-Average Contract Price
	(Bbls)	(per Bbl)
Second quarter 2014	2,373,000	$94.95
Third quarter 2014	1,533,000	$96.04
Fourth quarter 2014	1,353,000	$94.88
2015	3,308,000	$89.34
2016	2,704,000	$85.19
All oil swaps	11,271,000

Oil Collars

Contract Period	NYMEX WTI Volumes	Weighted- Average Floor Price	Weighted- Average Ceiling Price
	(Bbls)	(per Bbl)	(per Bbl)
Second quarter 2014	431,000	$85.00	$102.50
Third quarter 2014	973,000	$85.00	$102.58
Fourth quarter 2014	923,000	$85.00	$102.63
2015	3,366,000	$85.00	$94.25
All oil collars	5,693,000

Gas Contracts

Gas Swaps

Contract Period	Volumes	Weighted-Average Contract Price
	(MMBtu)	(per MMBtu)
Second quarter 2014	23,758,000	$3.98
Third quarter 2014	24,541,000	$4.02
Fourth quarter 2014	22,014,000	$4.02
2015	57,943,000	$4.04
2016	37,472,000	$4.17
2017	23,430,000	$4.21
2018	10,200,000	$4.31
All gas swaps*	199,358,000

*Gas swaps are comprised of IF El Paso Permian (3%), IF HSC (83%), IF NGPL TXOK (2%), IF NNG Ventura (3%), IF Reliant N/S (8%), and IF CIG N System (1%).

Gas Collars

Contract Period	Volumes	Weighted- Average Floor Price	Weighted- Average Ceiling Price
	(MMBtu)	(per MMBtu)	(per MMBtu)
Second quarter 2014	4,194,000	$4.38	$5.29
2015	13,002,000	$3.98	$4.30
All gas collars*	17,196,000

*Gas collars are comprised of IF El Paso Permian (3%), IF HSC (64%), IF NGPL TXOK (3%), IF NNG Ventura (6%), IF Reliant N/S (16%), and IF TETCO STX (8%).

NGL Contracts

NGL Swaps

Contract Period	Volumes	Weighted-Average Contract Price
	(Bbls)	(per Bbl)
Second quarter 2014	1,096,000	$58.04
Third quarter 2014	960,000	$58.06
Fourth quarter 2014	861,000	$58.06
All NGL swaps*	2,917,000

*NGL swaps are comprised of Oil Price Information System (“OPIS”) Mont Belvieu LDH Propane (72%) and OPIS Mont Belvieu NON-LDH Natural Gasoline (28%).

Derivative Assets and Liabilities Fair Value

The Company’s commodity derivatives are measured at fair value and are included in the accompanying balance sheets as derivative assets and liabilities. The fair value of the commodity derivative contracts was a net liability of $47.2 million and net asset of $21.5 million at March 31, 2014, and December 31, 2013, respectively.

The following tables detail the fair value of derivatives recorded in the accompanying balance sheets, by category:

	As of March 31, 2014
	Derivative Assets		Derivative Liabilities
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
	(in thousands)
Commodity contracts	Current assets	$7,450	Current liabilities	$60,684
Commodity contracts	Noncurrent assets	13,886	Noncurrent liabilities	7,885
Derivatives not designated as hedging instruments		$21,336		$68,569

	As of December 31, 2013
	Derivative Assets		Derivative Liabilities
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
	(in thousands)
Commodity contracts	Current assets	$21,559	Current liabilities	$26,380
Commodity contracts	Noncurrent assets	30,951	Noncurrent liabilities	4,640
Derivatives not designated as hedging instruments		$52,510		$31,020

Offsetting of Derivative Assets and Liabilities

As of March 31, 2014, and December 31, 2013, all derivative instruments held by the Company were subject to enforceable master netting arrangements held by various financial institutions. In general, the terms of the Company’s agreements provide for offsetting of amounts payable or receivable between it and the counterparty, at the election of both parties, for settlements that occur on the same date and in the same currency. The Company’s agreements also provide that in the event of an early termination, the counterparties have the right to offset amounts owed or owing under that and any other agreement with the same counterparty. The Company’s accounting policy is to not offset these positions in its accompanying balance sheets.

The following table provides a reconciliation between the gross assets and liabilities reflected on the accompanying balance sheets and the potential effects of master netting arrangements on the fair value of the Company’s derivative contracts:

	Derivative Assets		Derivative Liabilities
	As of		As of
Offsetting of Derivative Assets and Liabilities	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
	(in thousands)
Gross amounts presented in the accompanying balance sheets	$21,336	$52,510	$(68,569)	$(31,020)
Amounts not offset in the accompanying balance sheets	(21,336)	(30,652)	21,336	30,652
Net amounts	$—	$21,858	$(47,233)	$(368)

The following table summarizes the components of the derivative loss presented in the accompanying statements of operations:

	For the Three Months Ended March 31,
	2014	2013
	(in thousands)
Derivative cash settlement loss (gain):
Oil contracts	$6,758	$277
Gas contracts	13,404	(9,824)
NGL contracts	8,778	(2,245)
Total derivative cash settlement loss (gain) (1)	28,940	(11,792)

Derivative loss (gain):
Oil contracts	25,192	3,789
Gas contracts	46,057	40,069
NGL contracts	(2,527)	(1,494)
Total derivative loss (2)	$97,662	$30,572
____________________________________________

(1)
Total derivative cash settlement loss (gain) is reported in the derivative cash settlement (loss) gain line item on the condensed consolidated statements of cash flows within net cash provided by operating activities.

(2)	Total derivative loss is reported in the derivative loss line item on the condensed consolidated statements of cash flows within cash provided by operating activities.

Credit Related Contingent Features

As of March 31, 2014, and through the filing date of this report, all of the Company’s derivative counterparties were members of the Company’s credit facility lender group. The Company’s obligations under its derivative contracts are secured by liens on at least 75 percent of the Company’s proved oil and gas properties.

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
The following is a listing of the Company’s assets and liabilities that are measured at fair value and their classification within the fair value hierarchy as of March 31, 2014:

	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Derivatives (1)	$—	$21,336	$—
Liabilities:
Derivatives (1)	$—	$68,569	$—
Net Profits Plan (1)	$—	$—	$55,209
____________________________________________
(1) This represents a financial asset or liability that is measured at fair value on a recurring basis.

The following is a listing of the Company’s assets and liabilities that are measured at fair value and their classification within the fair value hierarchy as of December 31, 2013:

	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Derivatives (1)	$—	$52,510	$—
Proved oil and gas properties (2)	$—	$—	$62,178
Unproved oil and gas properties (2)	$—	$—	$3,280
Oil and gas properties held for sale (2)	$—	$—	$650
Liabilities:
Derivatives (1)	$—	$31,020	$—
Net Profits Plan (1)	$—	$—	$56,985
____________________________________________
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

Valuation adjustments are necessary to reflect the effect of the Company’s credit quality on the fair value of any liability position with a counterparty. This adjustment takes into account any credit enhancements, such as collateral margin that the Company may have posted with a counterparty, as well as any letters of credit between the parties. The methodology to determine this adjustment is consistent with how the Company evaluates counterparty credit risk, taking into account the Company’s credit rating, current credit facility margins, and any change in such margins since the last measurement date. All of the Company’s derivative counterparties are members of the Company’s credit facility lender group.

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

The Company records the estimated fair value of the long-term liability for estimated future payments under the Net Profits Plan based on the discounted value of estimated future payments associated with each individual pool. The calculation of this liability is a significant management estimate. A discount rate of 12 percent is used to calculate this liability and is intended to represent the Company’s best estimate of the present value of expected future payments under the Net Profits Plan.

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

If the commodity prices used in the calculation changed by five percent, the liability recorded at March 31, 2014, would differ by approximately $5 million. A one percent increase or decrease in the discount rate would result in a change of approximately $2 million. Actual cash payments to be made to participants in future periods are dependent on realized actual production, realized commodity prices, and costs associated with the properties in each individual pool of the Net Profits Plan. Consequently, actual cash payments are inherently different from the amounts estimated.

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

The following table reflects the activity for the Company’s Net Profits Plan liability measured at fair value using Level 3 inputs:

For the Three Months Ended March 31, 2014
(in thousands)
Beginning balance	$56,985
Net increase in liability (1)	1,707
Net settlements (1) (2)	(3,483)
Transfers in (out) of Level 3	—
Ending balance	$55,209

____________________________________________

(1)	Net changes in the Company’s Net Profits Plan liability are shown in the Change in Net Profits Plan liability line item of the accompanying statements of operations.

(2)
Settlements represent cash payments made or accrued under the Net Profits Plan. The Company accrued or made cash payments under the Net Profits Plan of $217,000 relating to divestiture proceeds for the three months ended March 31, 2014.

Long-term Debt
The following table reflects the fair value of the Senior Notes measured using Level 1 inputs based on quoted secondary market trading prices. The Senior Notes were not presented at fair value on the accompanying balance sheets as of March 31, 2014, or December 31, 2013, as they are recorded at historical value.

	As of March 31, 2014	As of December 31, 2013
	(in thousands)
2019 Notes	$375,375	$374,290
2021 Notes	$376,250	$373,625
2023 Notes	$428,760	$422,000
2024 Notes	$488,440	$475,315

As of March 31, 2014, the Company had no floating-rate debt outstanding.

Proved and Unproved Oil and Gas Properties

Proved oil and gas property costs are evaluated for impairment and reduced to fair value when there is an indication that the carrying costs may not be recoverable. The Company uses Level 3 inputs and the income valuation technique, which converts future amounts to a single present value amount, to measure the fair value of proved properties through an application of discount rates and price forecasts selected by the Company’s management. The calculation of the discount rate is based on the best information available and was estimated to be 12 percent as of March 31, 2014, and December 31, 2013. The Company believes that the discount rate is representative of current market conditions and takes into account estimates of future cash payments, expectations of possible variations in the amount and/or timing of cash flows, the risk premium, and nonperformance risk. The prices for oil and gas are forecasted based on New York Mercantile Exchange (“NYMEX”) strip pricing, adjusted for basis differentials, for the first five years, after which a flat terminal price is used for each commodity stream. The prices for NGLs are forecasted using OPIS Mont Belvieu pricing, for as long as the market is actively trading, after which a flat terminal price is used. Future operating costs are also adjusted as deemed appropriate for these estimates. Proved properties classified as held for sale are valued using a market approach, based on an estimated selling price, as evidenced by the most current bid prices received from third parties. If an estimated selling price is not available, the Company utilizes the income valuation technique discussed above.

Unproved oil and gas property costs are evaluated for impairment and reduced to fair value when there is an indication that the carrying costs may not be recoverable.  To measure the fair value of unproved properties, the Company uses a market approach, which takes into account the following significant assumptions: future development plans, risk weighted potential resource recovery, and estimated reserve values. Unproved properties classified as held for sale are valued using a market approach, based on an estimated selling price, as evidenced by the most current bid prices received from third parties. If an estimated selling price is not available, the Company estimates acreage value based on the price received for similar acreage in recent transactions by the Company or other market participants in the principal market.
Acquisitions of proved and unproved properties are measured at fair value as of the acquisition date using an income valuation technique similar to the Company’s approach in measuring the fair value of proved and unproved properties, as discussed above. Due to the unobservable characteristics of the inputs, the fair value of acquired properties are considered Level 3 within the fair value hierarchy.

Asset Retirement Obligations

The Company utilizes the income valuation technique to determine the fair value of the asset retirement obligation liability at the point of inception by applying a credit-adjusted risk-free rate, which takes into account the Company’s credit risk, the time value of money, and the current economic state, to the undiscounted expected abandonment cash flows. Given the unobservable nature of the inputs, the initial measurement of the asset retirement obligation liability is deemed to use Level 3 inputs. There were no asset retirement obligations recorded at fair value in the accompanying balance sheets at March 31, 2014, or December 31, 2013.

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

Our principal business strategy is to focus on the early capture of resource plays in order to create and then enhance value for our stockholders while maintaining a strong balance sheet. We strive to leverage industry-leading exploration and leasehold acquisition teams to quickly acquire and test new resource play concepts at a reasonable cost. Once we have identified potential value through these efforts, our goal is to develop such potential through top-tier operational and project execution, and as appropriate, high-grade our portfolio by selectively divesting assets. We regularly examine our portfolio for opportunities to improve the quality of our asset base in order to optimize our returns and preserve our financial strength.

In the first quarter of 2014, we had the following financial and operational results:

•
Average net daily production for the three months ended March 31, 2014, was 40.6 MBbls of oil, 394.9 MMcf of gas, and 32.1 MBbls of NGLs, for a quarterly equivalent daily production rate of 138.6 MBOE, compared with 115.0 MBOE for the same period in 2013. Please see additional discussion below under the caption Production Results.

•
Net income for the three months ended March 31, 2014, was $65.6 million, or $0.96 per diluted share, compared to net income for the three months ended March 31, 2013, of $16.7 million, or $0.25 per diluted share. Please refer to the Comparison of Financial Results and Trends Between the Three Months Ended March 31, 2014, and 2013 for additional discussion regarding the components of net income.

•
Costs incurred for oil and gas property acquisitions and exploration and development activities for the three months ended March 31, 2014, were $346.7 million, compared with $341.9 million for the same period in 2013. The majority of costs incurred during this period were in our Eagle Ford shale, Bakken/Three Forks, and Permian programs. Please refer to Overview of Liquidity and Capital Resources below for additional discussion on how we expect to fund our capital program.

•
EBITDAX, a non-GAAP financial measure, for the three months ended March 31, 2014, was $398.9 million, which was in excess of our capital expenditures for the three months ended March 31, 2014. EBITDAX for the three months ended March 31, 2013, was $328.8 million. Please refer to the caption Non-GAAP Financial Measures below for additional discussion, including our definition of EBITDAX and reconciliations of our GAAP net income and net cash provided by operating activities to EBITDAX.

•
During the first quarter of 2014, our lenders re-affirmed our credit facility’s borrowing base at $2.2 billion, after taking into consideration several divestitures that occurred in late 2013, including the divestiture of our Anadarko Basin assets. Please refer to the caption Credit Facility in the Overview of Liquidity and Capital Resources section below and Note 5 - Long-term Debt in Part I, Item 1 of this report for additional discussion.

Oil, Gas, and NGL Prices

Our financial condition and the results of our operations are significantly affected by the prices we receive for our oil, gas, and NGL production, which can fluctuate dramatically. We sell the majority of our gas under contracts using first-of-the-month index pricing, which means gas produced in a given month is sold at the first-of-the-month price regardless of the spot price on the day the gas is produced.  For assets where high BTU gas is sold at the wellhead, we also receive additional value for the high energy content contained in the gas stream. Our NGL production is generally sold using contracts paying us a monthly average of the posted OPIS daily settlement prices, adjusted for processing, transportation, and location differentials. Our oil and condensate are sold using contracts paying us various industry posted prices, most commonly NYMEX West Texas Intermediate (“WTI”). We are paid the average of the daily settlement price for the respective posted prices for the period in which the product is sold, adjusted for quality, transportation, American Petroleum Institute (“API”) gravity, and location differentials. Substantially all of our oil production in our South Texas & Gulf Coast region is condensate. When we refer to realized oil, gas, and NGL prices below, the disclosed price represents the average price for the respective period, unless otherwise indicated.

The following table summarizes commodity price data, as well as the effects of derivative cash settlements as further discussed under the caption Derivative Activity below, for the first quarter of 2014, as well as the fourth and first quarters of 2013:

	For the Three Months Ended
	March 31, 2014	December 31, 2013	March 31, 2013
Crude Oil (per Bbl):
Average NYMEX price	$98.65	$97.56	$94.30
Realized price	$88.96	$86.48	$91.67
Effects of derivative cash settlements	$(1.85)	$(0.36)	$(0.37)

Natural Gas:
Average NYMEX price (per MMBtu)	$5.16	$3.84	$3.48
Realized price (per Mcf)	$5.22	$3.98	$3.57
Effects of derivative cash settlements (per Mcf)	$(0.38)	$0.29	$0.33

Natural Gas Liquids (per Bbl):
Average OPIS price	$45.61	$43.13	$40.61
Realized price	$38.79	$38.63	$36.65
Effects of derivative cash settlements	$(3.03)	$(0.29)	$1.15
____________________________________________
Note: Average OPIS prices per barrel of NGL, historical or strip, are based on a product mix of 37% Ethane, 32% Propane, 6% Isobutane, 11% Normal Butane, and 14% Natural Gasoline for all periods presented. This product mix represents the industry standard composite barrel and does not necessarily represent our product mix for NGL production. Realized prices reflect our actual product mix.

While quoted NYMEX oil and gas and OPIS NGL prices are generally used as a basis for comparison within our industry, the prices we receive are affected by quality, energy content, location, and transportation differentials for these products.

We expect future prices for oil, gas, and NGLs to be volatile.  In addition to supply and demand fundamentals, as a global commodity, the price of oil will continue to be impacted by real or perceived geopolitical risks in oil producing regions of the world, particularly the Middle East. The relative strength of the U.S. dollar compared to other currencies could affect the price of oil. The supply of NGLs in the United States is expected to continue to grow in the near term as a result of the number of industry participants targeting projects that produce these products. If demand does not keep pace with anticipated growth in NGL supply, prices could be negatively impacted. The prices of several NGL products correlate to the price of oil and accordingly are likely to directionally follow that market. Gas prices have been under sustained downward pressure due to high levels of supply in recent years, although cold weather during recent winter months provided a near term increase in pricing. Longer term, we think there remains a large amount of productive supply, particularly in the Northeast United States, which we anticipate will exert downward pressure on natural gas pricing. The following table below summarizes 12-month strip prices for NYMEX WTI oil, NYMEX Henry Hub gas, and OPIS NGLs (same product mix as discussed under the table above) as of April 23, 2014, and March 31, 2014:

	As of April 23, 2014	As of March 31, 2014
NYMEX WTI oil (per Bbl)	$97.24	$96.72
NYMEX Henry Hub gas (per MMBtu)	$4.76	$4.46
OPIS NGLs (per Bbl)	$41.75	$40.61

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) included provisions requiring over-the-counter derivative transactions to be cleared through clearinghouses and traded on exchanges. On July 10, 2012, the Commodity Futures Trading Commission (“CFTC”) and the SEC adopted final joint rules under Title VII of the Dodd-Frank Act, which define certain terms that determine what types of transactions will be subject to regulation under the Dodd-Frank Act swap rules. The issuance of these final rules also triggers compliance dates for a number of other final Dodd-Frank Act rules, including new rules proposed by the CFTC governing margin requirements for uncleared swaps entered into by non-bank swap entities, and new rules proposed by U.S. banking regulators regarding margin requirements for uncleared swaps entered into by bank swap entities. The ultimate effect of these new rules on our business and any additional regulations is currently uncertain. Under CFTC rules we believe our derivative activity qualifies for the non-financial, commercial end-user exception, which exempts derivatives intended to hedge or mitigate commercial risk entered into by entities predominantly engaged in non-financial activity from the mandatory swap clearing requirement. However, we are not certain whether the provisions of the final rules and regulations will exempt us from the requirements to post margin in connection with commodity price risk management activities. Final rules and regulations on major provisions of the legislation, such as new margin requirements, are to be established through regulatory rulemaking. Although we cannot predict the ultimate outcome of these rulemakings, new rules and regulations in this area may result in increased costs and cash collateral requirements for the types of derivative instruments we use to manage our financial risks related to volatility in oil, gas, and NGL commodity prices.

First Quarter 2014 Highlights and Outlook for the Remainder of 2014

Operational Activities. We expect our 2014 capital budget to be $1.9 billion, of which approximately $1.7 billion will be deployed on drilling and completion activities. We expect that approximately 85 percent of our drilling budget will be spent on our Eagle Ford shale, Bakken/Three Forks and Permian shale programs. For the first quarter of 2014, our EBITDAX of $398.9 million exceeded our capital expenditures.
During the first quarter of 2014, in our operated Eagle Ford shale program in South Texas we operated four drilling rigs supported by two frac spreads. We were primarily focused on pad drilling in the northern portion of our acreage position where there is a higher liquids contribution to our product mix. Our program for 2014 focuses on improving well design and completion to enhance well performance and capital efficiency. We believe we have secured the requisite services, such as gas pipeline takeaway capacity and drilling and completion services, to support our current development plans.
In our outside operated Eagle Ford program, the operator ran 10 drilling rigs during the first quarter of 2014. We were carried for substantially all of our drilling and completion costs pursuant to our Acquisition and Development Agreement with Mitsui E&P Texas LP (“Mitsui”), an indirect subsidiary of Mitsui & Co., Ltd. (the “Acquisition and Development Agreement”). We expect the remaining carry will be realized during the second quarter of 2014. We plan to invest approximately $250 million of un-carried drilling and completion capital in this program in 2014, based on our assumptions regarding the operator’s level of activity in 2014.

We have an ongoing exploration program to acquire leasehold and test concepts in new plays. In 2014, we are focused on an emerging new venture play in East Texas where we have approximately 215,000 net acres and plan to continue leasing. We currently have three rigs running in the play and we expect to conduct tests of intervals of interest, including the Eagle Ford shale and Woodbine formation, during the remainder of the year.

In our Bakken/Three Forks program, we operated three drilling rigs during the first quarter of 2014 focusing on infill drilling of our Raven/Bear Den and Gooseneck prospects in the North Dakota portion of the Williston Basin. We plan to monitor the results of various well and completion designs and down-spacing tests of both our operated and non-operated properties throughout 2014. Additionally, we plan to test the Bakken interval on our Gooseneck and Stateline acreage during the year.
We have another emerging new venture play in the Powder River Basin in Wyoming. During the first quarter of 2014, we added a second drilling rig in the basin and expect to move to three rigs by the end of the second quarter to accelerate the delineation of the Powder River Basin play area. We expect to continue our leasing efforts in the Powder River Basin. Subsequent to March 31, 2014, we entered into separate agreements to acquire acreage in the Powder River Basin for total cash consideration of approximately $100.0 million plus approximately 7,000 net acres. These agreements are expected to close during the second quarter 2014 and are subject to standard closing conditions and normal closing and post-closing adjustments. No assurance can be given that we will successfully close any of these acquisitions.
In our Permian program, we operated two drilling rigs during the first quarter of 2014 focused on horizontal testing and development of the Wolfcamp B interval in our Sweetie Peck prospect. During 2014, we also plan to test the Wolfcamp D and lower Spraberry intervals in our Buffalo prospect. We have approximately 130,000 net acres in the Permian region.
In December 2013, we closed the sale of our Anadarko Basin assets in the Mid-Continent region, which included our interest in the Granite Wash interval. During the first quarter of 2014, we operated one drilling rig in this region.

Please refer to Overview of Liquidity and Capital Resources below for additional discussion regarding how we intend to fund our 2014 capital program.
Production Results. The table below provides a regional breakdown of our production for the first quarter of 2014:

	South Texas & Gulf Coast	Rocky Mountain	Permian	Mid-Continent	Total (1)

Oil (MMBbl)	1.6	1.6	0.4	—	3.7
Gas (Bcf)	28.3	1.5	1.0	4.7	35.5
NGLs (MMBbl)	2.9	—	—	—	2.9
Equivalent (MMBOE)	9.1	1.9	0.6	0.8	12.5
Avg. daily equivalents (MBOE/d)	101.6	21.0	6.8	9.2	138.6
Relative percentage	73%	15%	5%	7%	100%
____________________________________________
(1) Totals may not add due to rounding.

Our production in the first quarter of 2014 was primarily driven by the continued development of our operated and non-operated Eagle Ford shale programs in our South Texas & Gulf Coast region. Please refer to Comparison of Financial Results and Trends Between the Three Months Ended March 31, 2014, and 2013 below for additional discussion on production.

Financial Results of Operations and Additional Comparative Data

The table below provides information regarding selected production and financial information for the quarter ended March 31, 2014, and the immediately preceding three quarters. Additional details of per BOE costs are presented later in this section.

	For the Three Months Ended
	March 31,	December 31,	September 30,	June 30,
	2014	2013	2013	2013
	(in millions, except for production data)
Production (MMBOE)	12.5	13.2	12.8	12.0
Oil, gas, and NGL production revenue	$623.1	$593.7	$601.8	$534.5
Lease operating expense	$57.0	$61.1	$61.0	$56.2
Transportation costs	$79.2	$75.0	$68.8	$67.0
Production taxes	$27.5	$26.7	$29.1	$26.5
Depletion, depreciation, amortization, and asset retirement obligation liability accretion	$177.2	$202.6	$195.8	$225.7
Exploration	$21.3	$21.8	$16.3	$20.7
General and administrative	$35.1	$48.0	$33.9	$35.4
Net income	$65.6	$7.0	$70.7	$76.5

Selected Performance Metrics:

	For the Three Months Ended
	March 31,	December 31,	September 30,	June 30,
	2014	2013	2013	2013
Average net daily production equivalent (MBOE/d)	138.6	143.8	138.8	131.8
Lease operating expense (per BOE)	$4.58	$4.62	$4.77	$4.69
Transportation costs (per BOE)	$6.35	$5.67	$5.38	$5.59
Production taxes as a percent of oil, gas, and NGL production revenue	4.4%	4.5%	4.8%	5.0%
Depletion, depreciation, amortization, and asset retirement obligation liability accretion (per BOE)	$14.21	$15.31	$15.33	$18.82
General and administrative (per BOE)	$2.81	$3.63	$2.66	$2.95
____________________________________________
Note: Amounts may not recalculate due to rounding.

A three-month overview of selected production and financial information, including trends:

	For the Three Months Ended March 31,		Amount Change Between Periods	Percent Change Between Periods
	2014	2013
Net production volumes (1)
Oil (MMBbl)	3.7	3.1	0.5	17%
Gas (Bcf)	35.5	32.2	3.3	10%
NGLs (MMBbl)	2.9	1.8	1.1	57%
Equivalent (MMBOE)	12.5	10.3	2.1	21%
Average net daily production (1)
Oil (MBbl per day)	40.6	34.8	5.8	17%
Gas (MMcf per day)	394.9	358.2	36.7	10%
NGLs (MBbl per day)	32.1	20.5	11.7	57%
Equivalent (MBOE per day)	138.6	115.0	23.6	21%
Oil, gas, & NGL production revenue (in millions)
Oil production revenue	$325.3	$287.1	$38.2	13%
Gas production revenue	185.6	115.0	70.6	61%
NGL production revenue	112.2	67.5	44.7	66%
Total	$623.1	$469.6	$153.5	33%
Oil, gas, & NGL production expense (in millions)
Lease operating expense	$57.0	$54.7	$2.3	4%
Transportation costs	79.2	47.4	31.8	67%
Production taxes	27.5	23.5	4.0	17%
Total	$163.7	$125.6	$38.1	30%
Realized price
Oil (per Bbl)	$88.96	$91.67	$(2.71)	(3)%
Gas (per Mcf)	$5.22	$3.57	$1.65	46%
NGLs (per Bbl)	$38.79	$36.65	$2.14	6%
Per BOE	$49.96	$45.38	$4.58	10%
Per BOE Data (1)
Production costs:
Lease operating expense	$4.58	$5.28	$(0.70)	(13)%
Transportation costs	$6.35	$4.58	$1.77	39%
Production taxes	$2.20	$2.28	$(0.08)	(4)%
General and administrative	$2.81	$3.12	$(0.31)	(10)%
Depletion, depreciation, amortization, and asset retirement obligation liability accretion	$14.21	$19.20	$(4.99)	(26)%
Derivative cash settlement (2)	$(2.32)	$1.13	$(3.45)	(305)%

Earnings per share information
Basic net income per common share	$0.98	$0.25	$0.73	292%
Diluted net income per common share	$0.96	$0.25	$0.71	284%
Basic weighted-average common shares outstanding (in thousands)	67,056	66,211	845	1%
Diluted weighted-average common shares outstanding (in thousands)	68,126	67,521	605	1%
____________________________________________
(1) Amounts and percentage changes may not recalculate due to rounding.
(2) We discontinued hedge accounting on January 1, 2011. As a result, fair values at December 31, 2010, were frozen in AOCIL and were reclassified into earnings as the original derivative transactions settled, the last of which settled in the third quarter of 2013. For the three months ended March 31, 2013, derivative cash settlements are included within the other operating revenues and derivative loss line items in the accompanying statements of operations. All derivative cash settlements for the three months ended March 31, 2014, are included within the derivative loss line item only.

We present per BOE information because we use this information to evaluate our performance relative to our peers and to identify and measure trends we believe may require additional analysis. Average daily net reported production increased 21 percent for the three months ended March 31, 2014, when compared with the same period in 2013, driven primarily by the development of our Eagle Ford shale assets. Please refer to Comparison of Financial Results and Trends Between the Three Months Ended March 31, 2014, and 2013 below for additional discussion on changes in our production mix in 2014.

Changes in production volumes, revenues, and costs reflect the cyclical and highly volatile nature of our industry. Our realized price on a per BOE basis for the three months ended March 31, 2014, increased 10 percent compared to the same period in 2013, primarily due to higher gas prices.

Lease operating expenses (“LOE”) on a per BOE basis decreased 13 percent for the three months ended March 31, 2014, compared to the same period in 2013. Our LOE is comprised of recurring LOE, workover expense, and ad valorem tax expense. Absolute LOE increased four percent for the three months ended March 31, 2014, compared to the same period in 2013, driven primarily by higher ad valorem tax expense on our properties in Texas. On a per BOE basis, LOE declined as production grew at a faster rate than absolute LOE. We experience volatility in our LOE as a result of seasonality in workover expense and changes in the assessed value of our properties. We expect recurring LOE per BOE to remain stable for the remainder of this year based on our view of the services market and our production outlook.

Transportation costs on a per BOE basis for the three months ended March 31, 2014, increased 39 percent compared to the same period in 2013. Our Eagle Ford shale program has meaningfully higher transportation expense per unit of production compared to our other regions.  Ongoing development of the Eagle Ford shale has resulted in these assets becoming a larger portion of our total production, thereby increasing company-wide transportation expense per BOE over time.  The run-rate of our per unit transportation cost in our Eagle Ford shale program has increased in recent quarters due to incremental compression charges and increased variable fuel costs associated with higher natural gas prices.  We anticipate we will recognize fluctuations in our per unit Eagle Ford shale transportation run-rate over time; however, we also anticipate company-wide transportation costs on a per BOE basis to increase as Eagle Ford shale production continues to grow and constitutes a larger portion of our total production mix.

Production taxes on a per BOE basis for the three months ended March 31, 2014, decreased four percent compared to the same period in 2013. We generally expect production tax expense to trend with oil, gas, and NGL production revenue, although changes in our total production mix can impact production taxes on a per BOE basis.

G&A expense on a per BOE basis for the three months ended March 31, 2014, decreased 10 percent compared to the same period in 2013. Absolute G&A expense increased slightly between these two periods; however, production increased at a faster rate than our G&A expense thereby reducing G&A on a per BOE basis. A portion of our G&A expense is linked to our profitability and cash flow, which are driven in large part by the realized commodity prices we receive for our production. The Net Profits Plan and a portion of our short-term incentive compensation correlate with net cash flows and therefore are subject to variability. Generally, we expect G&A expense on a per BOE basis to decrease, as we anticipate production will continue to increase at a faster rate than our increase in absolute G&A expense.

Depletion, depreciation, amortization, and asset retirement obligation liability accretion (“DD&A”) expense on a per BOE basis for the three months ended March 31, 2014, decreased 26 percent compared to the same period in 2013. Our DD&A rate can fluctuate as a result of impairments, planned and closed divestitures, and changes in the mix of our production and the underlying proved reserve volumes. Our DD&A rate has decreased as assets with lower finding and development costs have become a larger portion of our total production mix. Our finding and development costs have benefited from a general decrease in well costs and an increase in recoveries per well, as well as from our outside operated Eagle Ford shale program, where we have added reserves with minimal associated costs due to our carry with Mitsui under our Acquisition and Development Agreement.

Please refer to Comparison of Financial Results and Trends Between the Three Months Ended March 31, 2014, and 2013 below for additional discussion on oil, gas, and NGL production expense, DD&A expense, and G&A expense.
Please refer to Note 9 - Earnings per Share in Part I, Item 1 of this report for additional discussion on the types of shares included in our basic and diluted net income per common share calculations.

Comparison of Financial Results and Trends Between the Three Months Ended March 31, 2014, and 2013

Oil, gas, and NGL production revenue. The following table presents the regional changes in our production, and oil, gas, and NGL production revenue and costs between the three months ended March 31, 2014, and 2013:

	Average Net Daily Production Added (Lost)	Oil, Gas, & NGL Production Revenue Added (Lost)	Production Costs Increase (Decrease)
	(MBOE/d)	(in millions)	(in millions)
South Texas & Gulf Coast	32.9	$146.3	$32.8
Rocky Mountain	2.7	23.6	7.3
Permian	1.5	13.5	1.8
Mid-Continent	(13.5)	(29.9)	(3.8)
Total	23.6	$153.5	$38.1

In our South Texas & Gulf Coast region, average daily net production increased 48 percent between the two periods as a result of drilling activity in our Eagle Ford shale program. This significant production growth in our Eagle Ford shale program exceeded the production decrease in our Mid-Continent region resulting from our Anadarko Basin asset divestiture in December 2013.

A 21 percent increase in production on a BOE basis combined with a 10 percent increase in the realized price per BOE resulted in a 33 percent increase in oil, gas, and NGL production revenue between the two periods. Please refer to the caption A three-month overview of selected production and financial information, including trends above for realized prices received before the effects of derivative cash settlements for the three months ended March 31, 2014, and 2013. Based on current levels of activity, we expect production volumes to continue to increase on a retained property basis. We expect our realized prices to trend with commodity prices.

Other operating revenues and expenses. These line items are comprised primarily of marketed gas system revenue and expense. Volumes marketed for the three months ended March 31, 2014, decreased as a result of our Anadarko Basin divestiture in December 2013, although our net margin remained relatively consistent from the same period in 2013. We expect marketed gas system revenue and expense to correlate with changes in production on retained properties and our realized gas price. Other operating revenues also includes gains and losses from divestitures, for which there was no significant activity for the three months ended March 31, 2014, and 2013.

Oil, gas, and NGL production expense. Total production costs increased 30 percent to $163.7 million for the three months ended March 31, 2014, compared with $125.6 million for the same period of 2013, as a result of a 21 percent increase in net equivalent production volumes as well as an overall increase in transportation costs in our South Texas & Gulf Coast region. Please refer to the caption A three-month overview of selected production and financial information, including trends above for discussion of production costs on a per BOE basis.

Depletion, depreciation, amortization, and asset retirement obligation liability accretion. DD&A expense decreased 11 percent to $177.2 million for the three-month period ended March 31, 2014, compared with $198.7 million for the same period in 2013. Please refer to the caption A three-month overview of selected production and financial information, including trends above for discussion of DD&A on a per BOE basis.

Exploration. The components of exploration expense are summarized as follows:

	For the Three Months Ended March 31,
	2014	2013
	(in millions)
Geological and geophysical expenses	$4.1	$1.5
Exploratory dry hole expense	—	0.2
Overhead and other expenses	17.2	13.7
Total	$21.3	$15.4
Exploration expense for the three months ended March 31, 2014, increased 39 percent compared to the same period in 2013 as a result of a seismic study performed in the first quarter of 2014 and an increase in exploration overhead. An exploratory project resulting in non-commercial quantities of oil, gas, or NGLs is deemed an exploratory dry hole and impacts the amount of exploration expense we record. As long as we have an ongoing exploration program, we have the potential to recognize expense associated with exploratory dry holes.
Impairment of properties. We recorded $2.8 million of impairment expense for the three months ended March 31, 2014, related to leasehold that we no longer intend to develop. We recorded impairment of $21.5 million in the first quarter of 2013 as a result of the commencement of a plugging and abandonment program of Olmos interval dry gas assets in our South Texas & Gulf Coast region. We expect impairments of properties to be more likely to occur in periods of low commodity prices.

General and administrative. G&A expense increased slightly to $35.1 million for the three months ended March 31, 2014, compared with $32.3 million for the same period of 2013. The increase is due to an increase in employee headcount, which increased overall compensation and benefits expense. Please refer to the caption A three-month overview of selected production and financial information, including trends above for discussion of G&A expense on a per BOE basis.
Change in Net Profits Plan liability. This non-cash expense generally relates to the change in the estimated value of the associated noncurrent liability between reporting periods. For the three months ended March 31, 2014, and 2013, we recorded a non-cash benefit of $1.8 million and $1.9 million, respectively. The change in our liability is subject to estimation and may change from period to period based on assumptions used for production rates, reserve quantities, commodity pricing, discount rates, and production costs. We expect the change in our Net Profits Plan liability to correlate with fluctuations in commodity prices.

Derivative loss. We recognized a derivative loss of $97.7 million for the three-month period ended March 31, 2014, which is comprised of a $28.9 million loss on cash settlements and a $68.7 million decrease in the fair value of commodity derivative contracts during the period. This compares to a loss of $30.6 million for the same period in 2013, which is comprised of a $42.4 million decrease in the fair value of commodity derivative contracts offset partially by an $11.8 million gain on cash settlements during the period. The change in commodity strip prices in both periods resulted in less favorable derivative positions. Please refer to Note 10 - Derivative Financial Instruments in Part I, Item 1 of this report for additional information.

Income tax expense. We recorded income tax expense of $38.9 million for the three-month period ended March 31, 2014, compared to expense of $10.4 million for the same period in 2013, resulting in effective tax rates of 37.2 percent and 38.3 percent, respectively. The decrease in the rate is partially attributed to the Anadarko Basin divestiture that closed at the end of 2013, which caused a shift in the composition of our blended state tax rate. Lower enacted state income tax rates during the prior year, a decreased impact for valuation allowances, a net decrease resulting from the differing effects of percentage depletion and other permanent differences also contributed to the period change.

Overview of Liquidity and Capital Resources

We believe we have sufficient liquidity and capital resources to execute our business plan for the foreseeable future. We continue to manage the duration and level of our drilling and completion service commitments in order to provide flexibility to reduce activity and capital expenditures in periods of prolonged commodity price decline.

Sources of Cash

We currently expect our 2014 capital program to be funded by cash flows from operations and proceeds from 2013 and 2014 divestitures, with any shortfall to be funded by borrowings under our credit facility. Although we anticipate cash flow from these sources will be sufficient to fund our remaining expected 2014 capital program, we may also elect to access the capital markets, depending on prevailing market conditions, as well as divest of non-strategic oil and gas properties to provide an additional source of funding. From time to time, we may enter into carrying cost funding and sharing arrangements with third parties for particular exploration and/or development programs. All of our sources of liquidity can be impacted by the general condition of the broader economy and by fluctuations in commodity prices, operating costs, and volumes produced, all of which affect us and our industry. We have no control over the market prices for oil, gas, or NGLs, although we are able to influence the amount of our realized revenues from our oil, gas, and NGL sales through the use of derivative contracts as part of our commodity price risk management program. Historically, decreases in commodity prices have limited our industry’s access to capital markets. The borrowing base under our credit facility could be reduced as a result of lower commodity prices, divestitures of proved properties, or newly issued debt.

In late 2011, we consummated our Acquisition and Development Agreement with Mitsui, pursuant to which Mitsui funds, or carries, 90 percent of certain drilling and completion costs attributable to our remaining interest in our non-operated Eagle Ford shale acreage until $680.0 million has been expended on our behalf. We expect the remaining carry to be realized in the second quarter of 2014, at which point we will be responsible for funding our share of future drilling and completion costs. Our disclosed 2014 capital program takes into consideration the timing of anticipated conclusion of the Mitsui carry.

Proposals to reform the IRC and discussions regarding funding the federal government budget include eliminating or reducing current tax deductions for intangible drilling costs, depreciation of equipment acquisition costs, the domestic production activities deduction, and percentage depletion. We expect that legislation modifying or eliminating these deductions would reduce net operating cash flows over time, thereby reducing funding available for our exploration and development capital programs, as well as funding available to our peers in the industry. If enacted, these funding reductions could have a significant adverse effect on drilling in the United States for a number of years.

Credit Facility

During the second quarter of 2013, we and our lenders entered into a Fifth Amended and Restated Credit Agreement. The credit facility has a maximum loan amount of $2.5 billion, current aggregate lender commitments of $1.3 billion, and a maturity date of April 12, 2018. The borrowing base under the credit facility as of the filing date of this report is $2.2 billion and is subject to regular semi-annual redeterminations. We believe the current commitment amount is sufficient to meet our anticipated liquidity and operating needs. No individual bank participating in our credit facility represents more than 10 percent of the lending commitments under the credit facility. Borrowings under our credit facility are secured by mortgages on at least 75 percent of our proved oil and gas properties. Please refer to Note 5 - Long-term Debt in Part I, Item 1 of this report for additional discussion as well as the presentation of the outstanding balance, total amount of letters of credit, and available borrowing capacity under our credit facility as of March 31, 2014, and April 23, 2014.

We are subject to customary covenants under our credit facility, including limitations on dividend payments and requirements to maintain certain financial ratios, which include debt to EBITDAX, as defined by our credit agreement as the ratio of debt to 12-month trailing EBITDAX, of less than 4.0, and an adjusted current ratio, as defined by our credit agreement, of no less than 1.0. Please refer to the caption Non-GAAP Financial Measures below for our definition of EBITDAX. As of March 31, 2014, our debt to 12-month trailing EBITDAX ratio and adjusted current ratio were 1.0 and 4.1, respectively. As of the filing date of this report, we are in compliance with all financial and non-financial covenants under our credit facility.

We had no outstanding balance on our credit facility during the three months ended March 31, 2014, as we had a cash balance at year-end 2013 upon closing our Anadarko Basin divestiture. Our daily weighted-average credit facility balance was $394.8 million for the three months ended March 31, 2013. Cash flows provided by our operating activities, proceeds received from divestitures of properties, and the amount of our capital expenditures all impact the amount we have borrowed under our credit facility.

Weighted-Average Interest Rates

Our weighted-average interest rates include accrued interest payments, cash fees on the unused portion of the credit facility’s aggregate commitment amount, letter of credit fees, and amortization of deferred financing costs. Our weighted-average borrowing rate is calculated excluding the non-cash amortization of deferred financing costs.

The following table presents our weighted-average interest rates and our weighted-average borrowing rates for the three months ended March 31, 2014, and 2013:

	For the Three Months Ended March 31,
	2014	2013
Weighted-average interest rate	6.8%	5.8%
Weighted-average borrowing rate	6.1%	5.4%

Our weighted-average interest rates and weighted average borrowing rates for the three months ended March 31, 2014, and 2013, have been impacted by the issuance of the 2024 Notes in the second quarter of 2013. This event, as well as the closing of our Anadarko Basin divestiture in December 2013, impacted the average balance on our revolving credit facility, the average interest rate on our non-bank debt, as well as the fees paid on the unused portion of our aggregate commitment.

Uses of Cash

We use cash for the acquisition, exploration, and development of oil and gas properties and for the payment of operating and G&A costs, income taxes, dividends, and debt obligations, including interest. Expenditures for the exploration and development of oil and gas properties are the primary use of our capital resources. In the first three months of 2014, we spent $351.7 million for exploration and development capital activities and proved and unproved oil and gas property acquisitions. These amounts differ from the cost incurred amounts, which are accrual-based and include asset retirement obligation, geological and geophysical expenses (“G&G”), and exploration overhead amounts.
The amount and allocation of future capital expenditures will depend upon a number of factors, including the number and size of available acquisition and drilling opportunities, our ability to assimilate acquisitions and execute our drilling program, and our cash flows from operating, investing, and financing activities. In addition, the impact of oil, gas, and NGL prices on investment opportunities, the availability of capital, and the timing and results of our operated and non-operated development and exploratory activities may lead to changes in funding requirements for future development. We periodically review our capital expenditure budget to assess changes in current and projected cash flows, acquisition and divestiture activities, debt requirements, and other factors.
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
As of the filing date of this report, we could repurchase up to 3,072,184 shares of our common stock under our stock repurchase program, subject to the approval of our Board of Directors. Shares may be repurchased from time to time in the open market, or in privately negotiated transactions, subject to market conditions and other factors, including certain provisions of our credit facility, the indentures governing our Senior Notes, compliance with securities laws, and the terms and provisions of our stock repurchase program. Our Board of Directors reviews this program as part of the allocation of our capital. We currently do not plan to repurchase any shares in 2014.

The following table presents changes in cash flows between the three months ended March 31, 2014, and 2013. The analysis following the table should be read in conjunction with our condensed consolidated statements of cash flows in Part I, Item 1 of this report.

	For the Three Months Ended March 31,		Amount Change Between Periods	Percent Change Between Periods
	2014	2013
	(in millions)
Net cash provided by operating activities	$299.7	$282.3	$17.4	6%
Net cash used in investing activities	$(345.5)	$(378.9)	$33.4	(9)%
Net cash provided by (used in) financing activities	$—	$90.8	$(90.8)	(100)%

Analysis of Cash Flow Changes Between the Three Months Ended March 31, 2014, and 2013

Operating activities. Cash received from oil, gas, and NGL production revenues, including derivative cash settlements, increased $138.2 million, or 30 percent, to $598.7 million for the first three months of 2014, compared to the same period in 2013. This increase was due to an increase in production volumes and an increase in our adjusted realized equivalent price. Cash paid for LOE increased $7.7 million to $62.0 million for the first three months of 2014, compared to the same period in 2013, due to increased production. Cash paid for interest, net of capitalized interest, during the first three months of 2014 increased $13.1 million compared to the same period in 2013, due to interest paid on our 2024 Notes in the first quarter of 2014.

Investing activities. Capital expenditures for the first three months of 2014 decreased eight percent compared with the same period in 2013 due to decreased capital spent in our Mid-Continent region.

Financing activities. We had no borrowings under our credit facility during the three months ended March 31, 2014, as a result of our cash balance at December 31, 2013, due to the closing of our Anadarko Basin divestiture. We had net borrowings of $90.0 million during the same period in 2013.

Interest Rate Risk and Commodity Price Risk

Our credit agreement allows us to fix the interest rate for all or a portion of the principal balance of our revolving credit facility for a period up to six months; however, our borrowings are generally made with interest rates fixed for one month. Therefore, to the extent we do not repay the principal, our borrowings are rolled over and the interest rate is reset based on the current LIBOR or Alternate Base Rate (“ABR”) as applicable. As a result, changes in interest rates can impact results of operations and cash flows. Changes in interest rates do not impact the amount of interest we pay on our fixed-rate Senior Notes, but can impact their fair market values. As of March 31, 2014, we had $1.6 billion of fixed-rate debt outstanding. Please refer to Note 11 - Fair Value Measurements in Part I, Item 1 of this report for additional discussion on the fair value of our Senior Notes. As of March 31, 2014, we had no floating-rate debt outstanding, thus we had no exposure to market risk directly related to floating interest rates on that date.

The prices we receive for our oil, gas, and NGL production heavily impact our revenue, overall profitability, access to capital, and future rate of production growth. Oil, gas, and NGL prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the markets for oil, gas, and NGLs have been volatile, and these markets will likely continue to be volatile in the future. The prices we receive for our production depend on numerous factors beyond our control.

We enter into commodity derivative contracts in order to reduce the impact of fluctuations in commodity prices. Please refer to Note 10 - Derivative Financial Instruments in Part I, Item 1 of this report for additional information about our oil, gas, and NGL derivative contracts.

There has been no material change to the interest rate risk analysis or oil and gas price sensitivity analysis previously disclosed. Please refer to the information under the captions Interest Rate Risk and Commodity Price Risk in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our 2013 Form 10-K.

Off-Balance Sheet Arrangements

We have not participated in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We evaluate our transactions to determine if any variable interest entities exist. If we determine that we are the primary beneficiary of a variable interest entity, that entity is consolidated into our consolidated financial statements. As of March 31, 2014, all variable interest entities have been consolidated.

Critical Accounting Policies and Estimates

Please refer to the corresponding section in Part II, Item 7 of our 2013 Form 10-K and to the footnote disclosures included in Part I, Item 1 of this report for a discussion of our accounting policies and estimates.

New Accounting Pronouncements

Please refer to Note 2 - Basis of Presentation, Significant Accounting Policies, and Recently Issued Accounting Standards under Part I, Item 1 of this report for new accounting matters.

Non-GAAP Financial Measures

EBITDAX represents income before interest expense, interest income, income taxes, depreciation, depletion, amortization, and accretion, exploration expense, property impairments, non-cash stock compensation expense, derivative gains and losses net of cash settlements, change in the Net Profits Plan liability, and gains and losses on divestitures. EBITDAX excludes certain items that we believe affect the comparability of operating results and can exclude items that are generally one-time in nature or whose timing and/or amount cannot be reasonably estimated. EBITDAX is a non-GAAP measure that is presented because we believe that it provides useful additional information to investors and analysts, as a performance measure, for analysis of our ability to internally generate funds for exploration, development, acquisitions, and to service debt. We are also subject to a financial covenant under our credit facility based on our debt to EBITDAX ratio. In addition, EBITDAX is widely used by professional research analysts and others in the valuation, comparison, and investment recommendations of companies in the oil and gas exploration and production industry, and many investors use the published research of industry research analysts in making investment decisions. EBITDAX should not be considered in isolation or as a substitute for net income, income from operations, net cash provided by operating activities, or profitability or liquidity measures prepared under GAAP. Because EBITDAX excludes some, but not all items that affect net income and may vary among companies, the EBITDAX amounts presented may not be comparable to similar metrics of other companies. The following table provides reconciliations of our net income and net cash provided by operating activities to EBITDAX for the periods presented:

	For the Three Months Ended March 31,
	2014	2013
	(in thousands)
Net income (GAAP)	$65,607	$16,727
Interest expense	24,190	19,101
Interest income	(26)	(12)
Income tax expense	38,863	10,382
Depreciation, depletion, amortization, and asset retirement obligation liability accretion	177,215	198,709
Exploration (1)	19,938	13,224
Impairment of properties	2,801	21,521
Stock-based compensation expense	6,344	8,113
Derivative loss	97,662	30,572
Derivative cash settlement gain (loss)	(28,940)	11,792
Change in Net Profits Plan liability	(1,776)	(1,925)
(Gain) loss on divestiture activity (2)	(2,958)	574
EBITDAX (Non-GAAP)	398,920	328,778
Interest expense	(24,190)	(19,101)
Interest income	26	12
Income tax expense	(38,863)	(10,382)
Exploration (1)	(19,938)	(13,224)
Exploratory dry hole expense	—	159
Amortization of deferred financing costs	1,477	1,077
Deferred income taxes	38,374	10,280
Plugging and abandonment	(1,325)	(1,378)
Other	(3,103)	1,836
Changes in current assets and liabilities	(51,650)	(15,765)
Net cash provided by operating activities (GAAP)	$299,728	$282,292
____________________________________________
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

Cautionary Information about Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). All statements, other than statements of historical facts, included in this report that address activities, events, or developments with respect to our financial condition, results of operations, or economic performance that we expect, believe, or anticipate will or may occur in the future, or that address plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “assume,” “believe,” “budget,” “estimate,” “expect,” “forecast,” “intend,” “plan,” “project,” “will,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements appear in a number of places in this report, and include statements about such matters as:

•	the amount and nature of future capital expenditures and the availability of liquidity and capital resources to fund capital expenditures;

•	the drilling of wells and other exploration and development activities and plans, as well as possible future acquisitions;

•	the possible divestiture or farm-down of, or joint venture relating to, certain properties;

•	proved reserve estimates and the estimates of both future net revenues and the present value of future net revenues associated with those proved reserve estimates;

•	pending acquisitions of oil and gas assets;

•	future oil, gas, and NGL production estimates;

•	our outlook on future oil, gas, and NGL prices, well costs, and service costs;

•	cash flows, anticipated liquidity, and the future repayment of debt;

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
Our forward-looking statements are based on assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments, and other factors that we believe are appropriate under the circumstances. These statements are subject to a number of known and unknown risks and uncertainties, which may cause our actual results and performance to be materially different from any future results or performance expressed or implied by the forward-looking statements. Some of these risks are described under Risk Factors in Item 1A of our 2013 Form 10-K, and include such factors as:

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

•
the uncertainties associated with divestitures, joint ventures, farm-downs, farm-outs, and similar transactions with respect to certain assets, including whether such transactions will be consummated or completed in the form or timing and for the value that we anticipate;

•	the uncertainties associated with enhanced recovery methods;

•	our commodity derivative contracts may result in financial losses or may limit the prices that we receive for oil, gas, and NGL sales;

•	the inability of one or more of our service providers, customers, or contractual counterparties to meet their obligations;

•	our ability to deliver necessary quantities of oil, gas, or NGLs to contractual counterparties;

•	price declines or unsuccessful exploration efforts resulting in write-downs of our asset carrying values;

•	the impact that lower oil, gas, or NGL prices could have on the amount we are able to borrow under our credit facility;

•
the possibility that our amount of debt may limit our ability to obtain financing for acquisitions, make us more vulnerable to adverse economic conditions, and make it more difficult for us to make payments on our debt;

•
the possibility that covenants in our debt agreements may limit our discretion in the operation of our business, prohibit us from engaging in beneficial transactions, or lead to the accelerated payment of our debt;

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is provided under the caption Interest Rate Risk and Commodity Price Risk in Item 2 above and is incorporated herein by reference. Please also refer to the information under the captions Interest Rate Risk and Commodity Price Risk in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our 2013 Form 10-K.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) (“Disclosure Controls”) will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We monitor our Disclosure Controls and make modifications as necessary; our intent in this regard is that the Disclosure Controls will be modified as systems change and conditions warrant.

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

Changes in Internal Control Over Financial Reporting

There have been no changes during the first quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 16, 2014, we agreed to settle our previously disclosed litigation against Endeavour. We, our working interest partners, and Endeavour agreed to release each of our claims and dismiss the lawsuit in exchange for certain cash payments and other consideration paid to us and our working interest partners by Endeavour.

There have been no other material changes to the legal proceedings as previously disclosed in our 2013 Form 10-K, under Part I, Item 3. See Note 6 - Commitments and Contingencies, in Part I, Item 1 of this report, for additional discussion.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors as previously disclosed in our 2013 Form 10-K.

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

SM ENERGY COMPANY

April 30, 2014	By:	/s/ ANTHONY J. BEST
Anthony J. Best
Chief Executive Officer
(Principal Executive Officer)

April 30, 2014	By:	/s/ A. WADE PURSELL
A. Wade Pursell
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

April 30, 2014	By:	/s/ MARK T. SOLOMON
Mark T. Solomon
Vice President - Controller and Assistant Secretary
(Principal Accounting Officer)