Form 10-K/A
period 2013-12-31
SM Energy Co
filed 2014-05-09
CIK 893538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the 65,508,073 shares of voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock on June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, of $59.98 per share, as reported on the New York Stock Exchange; was $3,929,174,219.  Shares of common stock held by each director and executive officer and by each person who owns 10 percent or more of the outstanding common stock or who is otherwise believed by the registrant to be in a control position have been excluded.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

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

EXPLANATORY NOTE:

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of SM Energy Company (the “Company”, “our,” “we” or “SM Energy”) for the year ended December 31, 2013, originally filed with the Securities and Exchange Commission (“SEC”) on February 19, 2014 (the “Original Form 10-K”). This Amendment is an exhibit only filing in response to comments received from the SEC in connection with its review of a request for confidential treatment of certain portions of Exhibit 2.4 originally filed with the Original Form 10-K. In response to these comments, we have amended the redacted portions of Exhibit 2.4. We have modified Part IV Item 15(b), “Exhibits” in this Amendment to reflect our revised request for confidential treatment for Exhibit 2.4. We are re-filing herewith Exhibit 2.4 omitting certain portions for which we have applied for confidential treatment and including others for which we have withdrawn our request for confidential treatment.

In addition, pursuant to the rules of the Securities and Exchange Commission, Item 15 of the Original Form 10-K has been amended to contain currently dated certifications of the Company’s Chief Executive Officer and Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002. All other information contained in the Original Form 10-K remains unchanged.

This Amendment is limited in scope to the items identified above and should be read in conjunction with the Original Form 10-K. This Amendment does not reflect events that have occurred after the filing of the Original Form 10-K and no revisions are being made to the Company’s financial statements pursuant to this Amendment. Other than the filing of the information identified above, this Amendment does not modify or update the disclosure in the Original Form 10-K in any way.

ITEM 15.              EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b) Exhibits.  The following exhibits are filed or furnished with or incorporated by reference into this report on Form 10-K/A:

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

3.1

Restated Certificate of Incorporation of SM Energy Company, as amended through June 1, 2010 (filed as Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 and incorporated herein by reference)

3.2

Amended and Restated By-Laws of SM Energy Company amended effective as of January 1, 2013 (filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on January 7, 2013, and incorporated herein by reference)

4.1

Indenture related to the 3.50% Senior Convertible Notes due 2027, dated as of April 4, 2007, between St. Mary Land & Exploration Company and Wells Fargo Bank, National Association, as trustee (including the form of 3.50% Senior Convertible Note due 2027) (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on April 4, 2007 and incorporated herein by reference)

4.2

Indenture related to the 6.625% Senior Notes due 2019, dated as of February 7, 2011, by and between SM Energy Company, as issuer, and U.S. Bank National Association, as Trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on February 10, 2011, and incorporated herein by reference)

4.3

Indenture related to the 6.50% Senior Notes due 2021, dated as of November 8, 2011, by and among SM Energy Company, as issuer, and U.S. Bank National Association, as Trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on November 10, 2011, and incorporated herein by reference)

4.4

Indenture related to the 6.50% Senior Notes due 2023, dated June 29, 2012, between SM Energy Company, as Issuer, and U.S. Bank National Association, as Trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on July 3, 2012, and incorporated herein by reference)

4.5

Indenture related to the 5.0% Senior Notes due 2024, dated May 20, 2013, by and between SM Energy Company, as issuer, and U.S. Bank National Association, as Trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on May 20, 2013, and incorporated herein by reference)

4.6

Registration Rights Agreement, dated May 20, 2013, by and among SM Energy Company and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC, and J.P. Morgan Securities LLC, as representatives of several purchasers (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on May 20, 2013, and incorporated herein by reference)

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

10.6

Supplement and Amendment to Deed of Trust, Mortgage, Line of Credit Mortgage, Assignment, Security Agreement, Fixture Filing and Financing Statement for the benefit of Wachovia Bank, National Association, as Administrative Agent, dated effective as of April 14, 2009 (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on April 20, 2009, and incorporated herein by reference)

10.7

Deed of Trust to Wachovia Bank, National Association, as Administrative Agent, dated effective as of April 14, 2009 (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on April 20, 2009, and incorporated herein by reference)

10.8†

Equity Incentive Compensation Plan as Amended and Restated as of March 26, 2009 (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on May 27, 2009, and incorporated herein by reference)

10.9†

Equity Incentive Compensation Plan As Amended and Restated as of April 1, 2010 (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on June 2, 2010, and incorporated herein by reference)

10.10♦

SM Energy Company Equity Incentive Compensation Plan, As Amended as of July 30, 2010 (filed as Exhibit 10.7 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 and incorporated herein by reference)

10.11†

Third Amendment to Employee Stock Purchase Plan dated September 23, 2009 (filed as Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, and incorporated herein by reference)

10.12†

Fourth Amendment to Employee Stock Purchase Plan dated December 29, 2009 (filed as Exhibit 10.46 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, and incorporated herein by reference)

10.13♦

Employee Stock Purchase Plan, As Amended and Restated as of July 30, 2010 (filed as Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 and incorporated herein by reference)

10.14†

Form of Performance Share and Restricted Stock Unit Award Agreement as of July 1, 2010 (filed as Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 and incorporated herein by reference)

10.15†

Form of Performance Share and Restricted Stock Unit Award Notice as of July 1, 2010 (filed as Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 and incorporated herein by reference)

10.16†

Form of Non-Employee Director Restricted Stock Award Agreement as of May 27, 2010 (filed as Exhibit 10.5 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 and incorporated herein by reference)

10.17**

Gas Services Agreement effective as of July 1, 2010 between SM Energy Company and Eagle Ford Gathering LLC (filed as Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 and incorporated herein by reference)

10.18♦	Cash Bonus Plan, As Amended on July 30, 2010 (filed as Exhibit 10.5 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 and incorporated herein by reference)

10.19♦

Net Profits Interest Bonus Plan, As Amended by the Board of Directors on July 30, 2010 (filed as Exhibit 10.6 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 and incorporated herein by reference)

10.20♦

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

10.41†++	Cash Bonus Plan, As Amended and Restated on February 1, 2014

10.42†++	Summary of Compensation Arrangements for Non-Employee Directors

12.1++	Computation of Ratio of Earnings to Fixed Charges

21.1++	Subsidiaries of Registrant

23.1++	Consent of Ernst & Young LLP

23.2++	Consent of Deloitte & Touche LLP

23.3++	Consent of Ryder Scott Company L.P.

24.1++	Power of Attorney

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

32.1++	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

99.1++	Ryder Scott Audit Letter

101.INS++	XBRL Instance Document

101.SCH++	XBRL Schema Document

101.CAL++	XBRL Calculation Linkbase Document

101.LAB++	XBRL Label Linkbase Document

101.PRE++	XBRL Presentation Linkbase Document

101.DEF++	XBRL Taxonomy Extension Definition Linkbase Document

*       Filed with this Form 10-K/A.

**                 Certain portions of this exhibit have been redacted and are subject to a confidential treatment order granted by the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

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

++                Exhibit was previously filed or furnished, as applicable, with the Company’s original Annual Report on Form 10-K for the year ended December 31, 2013 which was originally filed on February 19, 2014 and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SM ENERGY COMPANY
(Registrant)

Date:	May 9, 2014	By:	/s/ ANTHONY J. BEST
Anthony J. Best
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANTHONY J. BEST	Chief Executive Officer and Director	May 9, 2014
Anthony J. Best	(Principal Executive Officer)

/s/ A. WADE PURSELL	Executive Vice President and Chief Financial Officer	May 9, 2014
A. Wade Pursell	(Principal Financial Officer)

/s/ MARK T. SOLOMON	Vice President - Controller and Assistant Secretary	May 9, 2014
Mark T. Solomon	(Principal Accounting Officer)

Signature	Title	Date

/s/ *	Chairman of the Board of Directors	May 9, 2014
William D. Sullivan

/s/ *	Director	May 9, 2014
Barbara M. Baumann

/s/ *	Director	May 9, 2014
Larry W. Bickle

/s/ *	Director	May 9, 2014
Stephen R. Brand

/s/ *	Director	May 9, 2014
William J. Gardiner

/s/ *	Director	May 9, 2014
Loren M. Leiker

/s/ *	Director	May 9, 2014
Julio M. Quintana

/s/ *	Director	May 9, 2014
John M. Seidl

* /s/ A. Wade Pursell
By A. Wade Pursell
Attorney in Fact