Form 10-Q
period 2014-09-30
SM Energy Co
filed 2014-10-29
CIK 893538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014
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

As of October 22, 2014, the registrant had 67,405,401 shares of common stock, $0.01 par value, outstanding.

SM ENERGY COMPANY

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SM ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share amounts)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$269	$282,248
Accounts receivable	304,175	318,371
Derivative asset	41,295	21,559
Deferred income taxes	9,084	10,749
Prepaid expenses and other	16,782	14,574
Total current assets	371,605	647,501

Property and equipment (successful efforts method):
Proved oil and gas properties	6,789,927	5,637,462
Less - accumulated depletion, depreciation, and amortization	(3,045,006)	(2,583,698)
Unproved oil and gas properties	536,100	271,100
Wells in progress	637,584	279,654
Oil and gas properties held for sale net of accumulated depletion, depreciation and amortization of $22,482 and $7,390, respectively	19,883	19,072
Other property and equipment, net of accumulated depreciation of $35,627 and $28,775, respectively	276,953	236,202
Total property and equipment, net	5,215,441	3,859,792

Noncurrent assets:
Derivative asset	22,510	30,951
Restricted cash	—	96,713
Other noncurrent assets	51,190	70,208
Total other noncurrent assets	73,700	197,872
Total Assets	$5,660,746	$4,705,165

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$664,925	$606,751
Derivative liability	4,649	26,380
Other current liabilities	—	6,000
Total current liabilities	669,574	639,131

Noncurrent liabilities:
Revolving credit facility	390,000	—
Senior Notes (note 5)	1,600,000	1,600,000
Asset retirement obligation	123,905	115,659
Asset retirement obligation associated with oil and gas properties held for sale	452	3,033
Net Profits Plan liability	41,705	56,985
Deferred income taxes	846,698	650,125
Derivative liability	8,243	4,640
Other noncurrent liabilities	28,329	28,771
Total noncurrent liabilities	3,039,332	2,459,213

Commitments and contingencies (note 6)

Stockholders’ equity:
Common stock, $0.01 par value - authorized: 200,000,000 shares; issued: 67,393,867 and 67,078,853 shares outstanding, respectively; net of treasury shares: 67,393,867 and 67,056,441, respectively	674	671
Additional paid-in capital	273,783	257,720
Treasury stock, at cost: zero and 22,412 shares, respectively	—	(823)
Retained earnings	1,682,273	1,354,669
Accumulated other comprehensive loss	(4,890)	(5,416)
Total stockholders’ equity	1,951,840	1,606,821
Total Liabilities and Stockholders’ Equity	$5,660,746	$4,705,165

The accompanying notes are an integral part of these condensed consolidated financial statements.

SM ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Operating revenues:
Oil, gas, and NGL production revenue	$617,207	$601,787	$1,894,977	$1,605,882
Other operating revenues	1,579	11,320	31,509	50,765
Total operating revenues	618,786	613,107	1,926,486	1,656,647

Operating expenses:
Oil, gas, and NGL production expense	178,390	158,921	519,697	434,291
Depletion, depreciation, amortization, and asset retirement obligation liability accretion	183,259	195,792	548,255	620,232
Exploration	34,556	16,280	80,161	52,335
Impairment of proved properties	—	5,935	—	61,706
Abandonment and impairment of unproved properties	15,522	3,818	18,487	8,459
General and administrative	41,696	33,920	114,862	101,574
Change in Net Profits Plan liability	(6,399)	940	(15,280)	(6,423)
Derivative (gain) loss	(190,661)	39,933	33,470	(14,685)
Other operating expenses	5,444	20,084	19,505	71,192
Total operating expenses	261,807	475,623	1,319,157	1,328,681

Income from operations	356,979	137,484	607,329	327,966

Non-operating income (expense):
Interest expense	(22,621)	(24,488)	(70,851)	(65,170)
Other, net	(672)	28	(2,493)	64

Income before income taxes	333,686	113,024	533,985	262,860
Income tax expense	(124,748)	(42,334)	(199,660)	(98,921)

Net income	$208,938	$70,690	$334,325	$163,939

Basic weighted-average common shares outstanding	67,379	66,943	67,169	66,486

Diluted weighted-average common shares outstanding	68,430	68,253	68,258	67,969

Basic net income per common share	$3.10	$1.06	$4.98	$2.47

Diluted net income per common share	$3.05	$1.04	$4.90	$2.41

Dividends per common share	$0.05	$0.05	$0.10	$0.10

The accompanying notes are an integral part of these condensed consolidated financial statements.

SM ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2014	2013	2014	2013

Net income	$208,938	$70,690	$334,325	$163,939
Other comprehensive income (loss), net of tax:
Reclassification to earnings (1)	—	308	—	1,115
Pension liability adjustment	196	—	526	(3)
Total other comprehensive income, net of tax	196	308	526	1,112
Total comprehensive income	$209,134	$70,998	$334,851	$165,051
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

SM ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	For the Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$334,325	$163,939
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation, amortization, and asset retirement obligation liability accretion	548,255	620,232
Exploratory dry hole expense	22,844	5,878
Impairment of proved properties	—	61,706
Abandonment and impairment of unproved properties	18,487	8,459
Stock-based compensation expense	24,568	25,495
Change in Net Profits Plan liability	(15,280)	(6,423)
Derivative (gain) loss	33,470	(14,685)
Derivative cash settlement gain (loss)	(62,894)	12,715
Amortization of deferred financing costs	4,433	3,914
Deferred income taxes	198,180	98,619
Plugging and abandonment	(6,193)	(7,453)
Other, net	(2,986)	3,439
Changes in current assets and liabilities:
Accounts receivable	6,476	(45,209)
Prepaid expenses and other	234	(2,461)
Accounts payable and accrued expenses	(28,797)	72,704
Net cash provided by operating activities	1,075,122	1,000,869

Cash flows from investing activities:
Net proceeds from sale of oil and gas properties	41,868	20,498
Capital expenditures	(1,317,862)	(1,121,355)
Acquisition of proved and unproved oil and gas properties	(459,277)	(62,007)
Other, net	(714)	(3,509)
Net cash used in investing activities	(1,735,985)	(1,166,373)

Cash flows from financing activities:
Proceeds from credit facility	536,500	976,500
Repayment of credit facility	(146,500)	(1,288,500)
Deferred financing costs related to credit facility	—	(3,444)
Net proceeds from 2024 Notes	—	490,274
Proceeds from sale of common stock	2,898	4,450
Dividends paid	(3,353)	(3,314)
Net share settlement from issuance of stock awards	(10,576)	(16,203)
Other, net	(85)	(9)
Net cash provided by financing activities	378,884	159,754

Net change in cash and cash equivalents	(281,979)	(5,750)
Cash and cash equivalents at beginning of period	282,248	5,926
Cash and cash equivalents at end of period	$269	$176
The accompanying notes are an integral part of these condensed consolidated financial statements.

SM ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

Supplemental schedule of additional cash flow information and non-cash investing and financing activities:

	For the Nine Months Ended September 30,
	2014	2013
	(in thousands)
Cash paid for interest, net of capitalized interest	$79,119	$59,841

Net cash paid (refunded) for income taxes	$1,979	$(259)

Dividends of approximately $3.4 million were declared by the Company’s Board of Directors, but not paid, as of September 30, 2014. Dividends of approximately $3.3 million were declared by the Company’s Board of Directors, but not paid, as of September 30, 2013.

As of September 30, 2014, and 2013, $404.8 million and $238.7 million, respectively, of accrued capital expenditures were included in accounts payable and accrued expenses in the Company’s condensed consolidated balance sheets. These oil and gas property additions are reflected in cash used in investing activities in the periods during which the payables are settled.

During the second quarter of 2014, the Company exchanged properties in its Rocky Mountain region with a fair value of $6.2 million. During the third quarter of 2013, the Company exchanged properties in its Rocky Mountain region with a fair value of $25.0 million. The cash consideration exchanged at the respective closings for agreed upon adjustments is reflected in the acquisition of proved and unproved oil and gas properties line item in the condensed consolidated statements of cash flows.

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

Note 2 - Basis of Presentation, Significant Accounting Policies, and Recently Issued Accounting Standards

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of SM Energy have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Regulation S-X. They do not include all information and notes required by GAAP for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in SM Energy’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”). In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of interim financial information, have been included. Operating results for the periods presented are not necessarily indicative of expected results for the full year. In connection with the preparation of its unaudited condensed consolidated financial statements, the Company evaluated events subsequent to the balance sheet date of September 30, 2014, through the filing date of this report.

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

Recently Issued Accounting Standards

                In April 2014, the Financial Accounting Standards Board (“FASB”) issued new authoritative accounting guidance related to the recognition and presentation of discontinued operations in the financial statements.  This guidance intends to reduce the frequency of disposals reported as discontinued operations by focusing on strategic shifts that have, or will have, a major effect on an entity’s operations and financial results.  This guidance is to be applied prospectively and is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014.  Early application is permitted. The Company is currently evaluating the provisions of this guidance and assessing its impact on the Company’s financial statements and disclosures.

                In May 2014, the FASB issued new authoritative accounting guidance related to the recognition of revenue from contracts with customers. This guidance is to be applied using a retrospective method or a modified retrospective method, as outlined in the guidance, and is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. Early application is not permitted. The Company is currently evaluating the provisions of this guidance and assessing its impact on the Company’s financial statements and disclosures.

                In June 2014, the FASB issued new authoritative accounting guidance related to the recognition of share-based compensation when an award provides that a performance target can be achieved after the requisite service period.  This guidance may be applied either prospectively or retrospectively and is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015.  Early application is permitted. The Company is currently evaluating the provisions of this guidance and assessing its impact on the Company’s financial statements and disclosures.

                In August 2014, the FASB issued new authoritative guidance that requires management to evaluate whether there are conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the entity’s financial statements are issued, or within one year after the date that the entity’s financial statements are available to be issued, and to provide disclosures when certain criteria are met.  This guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.  The Company is currently evaluating the provisions of this guidance and assessing its impact on the Company’s financial statements and disclosures.

There are no other new significant accounting standards applicable to the Company that have been issued but not yet adopted by the Company as of September 30, 2014, and through the filing date of this report.

Note 3 – Acquisitions, Divestitures, and Assets Held for Sale
Gooseneck Prospect Acquisition

On September 24, 2014, the Company acquired approximately 61,000 net acres of proved and unproved oil and gas properties in the Company’s Gooseneck prospect area in North Dakota, along with other related equipment, contracts, records and other assets (collectively the “Assets”). Total consideration paid by the Company was $325.2 million in cash and the effective date for the acquisition was July 1, 2014.

It was determined that this acquisition met the definition of a business combination under ASC 805, Business Combinations, as it included proved properties. The Company allocated the preliminary adjusted purchase price to the acquired assets and liabilities based on fair values as of the acquisition date of September 24, 2014, as summarized in the following table. This acquisition is subject to normal post-closing adjustments, which are expected to be completed in early 2015. Refer to Note 11 - Fair Value Measurements for additional discussion on the valuation techniques used in determining the fair value of acquired properties.

Purchase Price	As of September 24, 2014
(in thousands)
Cash consideration	$325,230

Fair value of assets acquired:
Proved oil and gas properties	$201,842
Unproved oil and gas properties	125,562
Total fair value of oil and gas properties acquired	327,404

Working capital	(61)
Asset retirement obligation	(2,113)
Total fair value of net assets acquired	$325,230

Rocky Mountain Acquisitions

In addition to the Gooseneck prospect acquisition discussed above, the Company acquired other proved and unproved properties in its Rocky Mountain region during the nine months ended September 30, 2014, from multiple sellers for approximately $134.1 million in total cash consideration plus approximately 7,000 net acres of non-core assets in the Company’s Rocky Mountain region. These acquisitions are subject to normal post-closing adjustments, which are expected to be completed in late 2014 and early 2015.

Subsequent to September 30, 2014, the Company closed an acquisition of proved and unproved properties in its Gooseneck prospect area for total cash consideration of approximately $84.8 million. This acquisition is subject to normal post-closing adjustments, which are expected to be completed in early 2015.

Divestitures

During the second quarter of 2014, the Company divested certain non-strategic assets in the Williston Basin located in its Rocky Mountain region. Total cash proceeds received at closing (referred throughout this report as “divestiture proceeds”) were $50.2 million and the estimated net gain is $26.8 million. This divestiture is subject to normal post-closing adjustments, which are expected to be completed during the fourth quarter of 2014.

Assets Held for Sale

Assets are classified as held for sale when the Company commits to a plan to sell the assets and there is reasonable certainty the sale will take place within one year. Upon classification as held for sale, long-lived assets are no longer depreciated or depleted, and a measurement for impairment is performed to identify and expense any excess of carrying value over fair value less estimated costs to sell. Subsequent decreases to the estimated fair value less the costs to sell impact the measurement of assets held for sale.

As of September 30, 2014, the accompanying condensed consolidated balance sheets (“accompanying balance sheets”) present $19.9 million of oil and gas properties held for sale, net of accumulated depletion, depreciation, and amortization expense. A corresponding asset retirement obligation liability of $0.5 million is separately presented. Assets held for sale are recorded at the lesser of their respective carrying value or fair value less estimated costs to sell. Certain assets classified as held for sale as of September 30, 2014, were written down to fair value less estimated costs to sell, which was recorded as a loss on divestiture activity and is included within the other operating revenues line item in the accompanying condensed consolidated statements of operations (“accompanying statements of operations”).

The Company determined that these planned asset sales do not qualify for discontinued operations accounting under financial statement presentation authoritative guidance.

Note 4 - Income Taxes

Income tax expense for the three and nine months ended September 30, 2014, and 2013, differs from the amounts that would be provided by applying the statutory United States federal income tax rate to income before income taxes primarily due to the effect of state income taxes, changes in valuation allowances, percentage depletion, research and development (“R&D”) credits, and other permanent differences. The quarterly rate can also be impacted by the proportional effects of forecasted net income as of each period end presented.

The provision for income taxes consists of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Current portion of income tax (benefit) expense:
Federal	$—	$—	$—	$—
State	479	(46)	1,480	302
Deferred portion of income tax expense	124,269	42,380	198,180	98,619
Total income tax expense	$124,748	$42,334	$199,660	$98,921
	37.4%	37.5%	37.4%	37.6%

A change in the Company’s effective tax rate between reported periods will generally reflect differences in its estimated highest marginal state tax rate due to changes in the composition of income from Company activities among various state tax jurisdictions. Cumulative effects of state rate changes are reflected in the period legislation is enacted.

The Company and its subsidiaries file federal income tax returns and various state income tax returns. With certain exceptions, the Company is no longer subject to United States federal or state income tax examinations by tax authorities for years before 2007. Federal tax law allowing for the calculation of an R&D credit was enacted in 2013, which allowed the credit for the 2012 and 2013 tax years. However, the Company has not yet commissioned a study to calculate the credit for these tax years. The table above excludes the impact for any credit that could be claimed for the 2013 tax year. The Internal Revenue Service (“IRS”) initiated an audit in the first quarter of 2012 related to R&D tax credits claimed by the Company for the 2007 through 2010 tax years. On April 23, 2013, the IRS issued a Notice of Proposed Adjustment disallowing $4.6 million of R&D tax credits claimed for open tax years during the audit period. During the quarter ended September 30, 2014, the Company successfully reached an agreement with the IRS Appeals Office, which allowed the Company to claim a portion of these R&D credits and resulted in no significant adjustment.

On September 13, 2013, the United States Department of the Treasury issued the final and re-proposed tangible property regulations effective for tax years beginning January 1, 2014. The Company has determined it is materially compliant with the requirements of these regulations.

Note 5 - Long-term Debt

Revolving Credit Facility

The Company’s Fifth Amended and Restated Credit Agreement provides a maximum loan amount of $2.5 billion, current aggregate lender commitments of $1.3 billion, and a maturity date of April 12, 2018.  The borrowing base is subject to regular semi-annual redeterminations. On October 6, 2014, the lending group redetermined the Company’s borrowing base under the credit facility and increased it from $2.2 billion to $2.4 billion, with no change in the aggregate lender commitments of $1.3 billion. The borrowing base redetermination process under the credit facility considers the value of the Company’s proved oil and gas properties, as determined by the lender group. The next scheduled redetermination date is April 1, 2015. Borrowings under the facility are secured by at least 75 percent of the Company’s proved oil and gas properties.

The Company must comply with certain financial and non-financial covenants under the terms of its credit facility agreement, including limitations on the payment of dividends to $50.0 million per year.  The Company was in compliance with all covenants under the credit facility as of September 30, 2014, and through the filing date of this report.

The following table presents the outstanding balance, total amount of letters of credit, and available borrowing capacity under the Company’s credit facility as of October 22, 2014, September 30, 2014, and December 31, 2013:

	As of October 22, 2014	As of September 30, 2014	As of December 31, 2013
	(in thousands)
Credit facility balance	$558,500	$390,000	$—
Letters of credit (1)	$808	$808	$808
Available borrowing capacity	$740,692	$909,192	$1,299,192
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

	As of September 30, 2014	As of December 31, 2013
	(in thousands)
2019 Notes	$350,000	$350,000
2021 Notes	350,000	350,000
2023 Notes	400,000	400,000
2024 Notes	500,000	500,000
Total Senior Notes	$1,600,000	$1,600,000

The Senior Notes are unsecured senior obligations and rank equal in right of payment with all of the Company’s existing and any future unsecured senior debt, and are senior in right of payment to any future subordinated debt. There are no subsidiary guarantors of the Senior Notes.  The Company is subject to certain covenants under the respective indentures governing the Senior Notes that limit the Company’s ability to incur additional indebtedness, issue preferred stock, and make restricted payments, including dividends; provided, however, that the first $6.5 million of dividends paid each year are not restricted by these covenants. The Company does not expect these restrictions to limit its ability to continue paying dividends at its current rate for the foreseeable future if declared by the Company’s Board of Directors. The Company was in compliance with all covenants under its Senior Notes as of September 30, 2014, and through the filing date of this report.
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

Note 6 - Commitments and Contingencies

Commitments

During the first nine months of 2014, the Company entered into drilling rig contracts with total expected commitments of $110.5 million and varying terms extending through 2016. As of September 30, 2014, the remaining expected drilling commitments totaled $72.3 million. Early termination of the remaining contracts would result in penalties totaling $42.5 million as of September 30, 2014. Subsequent to September 30, 2014, the Company entered into additional drilling rig contracts with future expected commitments totaling $24.5 million, and varying terms extending through 2016. Early termination of these contracts would result in penalties totaling $14.4 million.

During the third quarter of 2014, as part of the Gooseneck prospect acquisition described in Note 3 - Acquisitions, Divestitures, and Assets Held for Sale, the Company assumed a share of the seller’s rights and obligations under a gas purchase agreement whereby the Company is subject to certain through-put commitments extending through 2028. The Company may be required to make periodic deficiency payments for any shortfalls in delivering the minimum applicable annual volume commitment. In the event that no product is delivered in accordance with this agreement, the undiscounted aggregate deficiency payments totaled approximately $24.4 million as of September 30, 2014. Subsequent to September 30, 2014, the Company closed an acquisition resulting in an increase it its obligations under this gas purchase agreement. As of the filing date of this report, in the event that no product is delivered in accordance with this agreement, the undiscounted aggregate deficiency payments total approximately $42.6 million. The Company expects to deliver at least the minimum applicable annual volumes under this agreement.

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

On April 16, 2014, the Company settled its previously disclosed litigation against Endeavour Operating Corporation (“Endeavour”). The Company, its working interest partners, and Endeavour agreed to mutually release all claims and dismiss the lawsuit in exchange for certain cash payments and other consideration paid to the Company and its working interest partners by Endeavour. The Company recorded a $10.7 million gain in the other operating revenues line item in the accompanying statements of operations in the second quarter of 2014 relating to this settlement.

On January 27, 2011, Chieftain Royalty Company (“Chieftain”) filed a Class Action Petition against the Company in the District Court of Beaver County, Oklahoma, claiming damages related to royalty payments on all of the Oklahoma oil and gas wells operated by the Company and its predecessors. These claims include breach of contract, breach of fiduciary duty, fraud, unjust enrichment, tortious breach of contract, conspiracy, and conversion, based generally on asserted improper deduction of post-production costs. The Company removed this lawsuit to the United States District Court for the Western District of Oklahoma on February 22, 2011. The Company responded to the petition and denied the allegations. The district court did not rule on Chieftain’s motion to certify the putative class, and stayed all proceedings until the United States Court of Appeals for the Tenth Circuit issued its rulings on class certification in two similar royalty class action lawsuits. On July 9, 2013, the Tenth Circuit issued its opinions, reversing the trial courts’ grant of class certification and remanding the matters to the trial courts for those cases. The district court presiding over the Company’s case subsequently lifted its stay, and the Company now expects Chieftain to file a new motion for class certification in the first half of 2016.

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

Note 7 - Compensation Plans

Cash Bonus Plan

During the first nine months of 2014 and 2013, the Company paid $41.7 million and $16.0 million, respectively, for cash bonuses earned during the 2013 and 2012 performance years, respectively. The general and administrative (“G&A”) expense and exploration expense line items in the accompanying statements of operations include $6.2 million and $5.8 million of accrued cash bonus plan expense for the three months ended September 30, 2014, and 2013, respectively, and $19.0 million and $16.7 million of accrued cash bonus plan expense for the nine months ended September 30, 2014, and 2013, respectively, related to the respective performance years.

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

Total expense recorded for RSUs for the three months ended September 30, 2014, and 2013, was $4.8 million and $3.7 million, respectively, and $10.5 million and $10.0 million for the nine months ended September 30, 2014, and 2013, respectively. As of September 30, 2014, there was $26.7 million of total unrecognized compensation expense related to unvested RSU awards, which is being amortized through 2017.

A summary of the status and activity of non-vested RSUs for the nine-month period ended September 30, 2014, is presented in the following table:

	RSUs	Weighted-Average Grant-Date Fair Value
Non-vested at beginning of year	580,431	$57.05
Granted	233,601	$84.11
Vested	(250,601)	$58.09
Forfeited	(32,736)	$59.07
Non-vested at end of quarter	530,695	$68.34
The fair value of the RSUs granted during the first nine months of 2014 was $19.6 million. These RSUs will vest 1/3rd on each of the next three anniversary dates of the grant. During the first nine months of 2014, the Company settled 250,601 RSUs that related to awards granted in previous years. The Company and the majority of grant participants mutually agreed to net share settle the awards to cover income and payroll tax withholdings as provided for in the plan document and award agreements. As a result, the Company issued 169,835 net shares of common stock. The remaining 80,766 shares were withheld to satisfy income and payroll tax withholding obligations that occurred upon delivery of the shares underlying those RSUs.
Performance Share Units Under the Equity Incentive Compensation Plan

The Company grants performance share units (“PSUs”) as part of its equity compensation program. The number of shares of the Company’s common stock issued to settle PSUs ranges from 0% to 200% of the number of PSUs awarded and is determined based on the Company’s performance over a three-year measurement period. The performance criteria for the PSUs are based on a combination of the Company’s annualized total shareholder return (“TSR”) for the measurement period and the relative performance of the Company’s TSR compared with the annualized TSRs of a group of peer companies for the measurement period. Expense associated with PSUs is recognized as G&A expense and exploration expense over the vesting period of the award.

Total expense recorded for PSUs for the three months ended September 30, 2014, and 2013, was $4.8 million and $3.5 million, respectively, and $11.6 million and $13.2 million for the nine months ended September 30, 2014, and 2013, respectively. As of September 30, 2014, there was $24.7 million of total unrecognized compensation expense related to unvested PSU awards, which is being amortized through 2017.

A summary of the status and activity of non-vested PSUs for the nine-month period ended September 30, 2014, is presented in the following table:

	PSUs (1)	Weighted-Average Grant-Date Fair Value
Non-vested at beginning of year	572,469	$66.07
Granted	202,404	$94.66
Vested	(115,784)	$59.30
Forfeited	(129,491)	$87.21
Non-vested at end of quarter	529,598	$73.31
_______________________________________

(1)	The number of awards assumes a one multiplier. The final number of shares of common stock issued may vary depending on the three-year performance multiplier, which ranges from zero to two.

The fair value of the PSUs granted during the first nine months of 2014 was $19.2 million. These PSUs will vest on the third anniversary of the date of the grant. During the first nine months of 2014, the Company settled PSUs that were granted in 2011, which earned a 0.55 times multiplier, by issuing a net 85,121 shares of the Company’s common stock in accordance with the terms of the PSU awards. The Company and the majority of grant participants mutually agreed to net share settle the awards to cover income and payroll tax withholdings as provided for in the plan document and award agreements. As a result, the Company withheld 45,042 shares to satisfy income and payroll tax withholding obligations that occurred upon delivery of the shares underlying those PSUs.

Stock Option Grants Under the Equity Incentive Compensation Plan

A summary of activity associated with the Company’s Stock Option Plan for the nine months ended September 30, 2014, is presented in the following table:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding, at beginning of year	39,088	$20.87	$2,433
Exercised	(19,544)	$20.87	$1,237
Forfeited	—	$—	$—
Outstanding, at end of quarter	19,544	$20.87	$1,117
Vested and exercisable, at end of quarter	19,544	$20.87	$1,117

As of September 30, 2014, there was no unrecognized compensation expense related to stock option awards.
Director Shares
During the nine months ended September 30, 2014 and 2013, the Company issued 27,677 and 28,169 shares, respectively, of its common stock to its non-employee directors, under the Company’s Equity Incentive Compensation Plan.  The Company recorded $196,000 of compensation expense related to these awards for the three months ended September 30, 2014, and no compensation expense related to these awards for the three months ended September 30, 2013. The Company recorded $1.4 million and $1.4 million of compensation expense related to these awards for the nine months ended September 30, 2014, and 2013, respectively.

All shares of common stock issued to the Company’s non-employee directors are earned over the one-year service period following the date of grant, unless five years of service has been provided by the director, in which case that director's shares vest immediately.

Employee Stock Purchase Plan
Under the Company’s Employee Stock Purchase Plan (“ESPP”), eligible employees may purchase shares of the Company’s common stock through payroll deductions of up to 15 percent of eligible compensation, without accruing in excess of $25,000 in value from purchases for each calendar year. The purchase price of the stock is 85 percent of the lower of the fair market value of the stock on the first or last day of the purchase period, and shares issued under the ESPP have no restriction period. The ESPP is intended to qualify under Section 423 of the IRC. The Company had 1.2 million shares available for issuance under the ESPP as of September 30, 2014. The Company issued 35,249 and 44,437 shares under the ESPP during the first nine months of 2014 and 2013, respectively. The fair value of ESPP grants is measured at the date of grant using the Black-Scholes option-pricing model.
Net Profits Interest Bonus Plan

Cash payments made or accrued under the Company’s Net Profits Interest Bonus Plan (“Net Profits Plan”) that have been recorded as either G&A expense or exploration expense are presented in the table below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
General and administrative expense	$2,487	$4,302	$7,451	$11,531
Exploration expense	162	329	644	1,026
Total	$2,649	$4,631	$8,095	$12,557

Additionally, the Company accrued or made cash payments under the Net Profits Plan of $8.3 million and $2.6 million for the nine months ended September 30, 2014, and 2013, respectively, as a result of divestiture proceeds. These cash payments are accounted for as a reduction in gain on divestiture activity included within the other operating revenues line in the accompanying statements of operations.

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

Components of Net Periodic Benefit Cost for the Pension Plans

The following table presents the components of the net periodic benefit cost for the Pension Plans:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Service cost	$1,584	$1,572	$4,752	$4,718
Interest cost	548	407	1,643	1,220
Expected return on plan assets that reduces periodic pension costs	(494)	(384)	(1,483)	(1,153)
Amortization of prior service costs	4	4	13	13
Amortization of net actuarial loss	172	306	516	917
Net periodic benefit cost	$1,814	$1,905	$5,441	$5,715

Prior service costs are amortized on a straight-line basis over the average remaining service period of active participants. Gains and losses in excess of 10 percent of the greater of the benefit obligation and the market-related value of assets are amortized over the average remaining service period of active participants.

Contributions

The Company contributed $5.3 million to the Pension Plans during the nine month period ended September 30, 2014.

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

PSUs represent the right to receive, upon settlement of the PSUs after completion of the three-year performance period, a number of shares of the Company’s common stock that may range from 0% to 200% of the number of PSUs granted on the award date. The number of potentially dilutive shares related to PSUs is based on the number of shares, if any, that would be issuable at the end of the respective reporting period, assuming that date was the end of the contingency period applicable to such PSUs. For additional discussion on PSUs, please refer to Note 7 - Compensation Plans under the heading Performance Share Units Under the Equity Incentive Compensation Plan.

The following table sets forth the calculations of basic and diluted earnings per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands, except per share amounts)
Net income	$208,938	$70,690	$334,325	$163,939
Basic weighted-average common shares outstanding	67,379	66,943	67,169	66,486
Add: dilutive effect of stock options, unvested RSUs, and contingent PSUs	1,051	1,310	1,089	1,483
Diluted weighted-average common shares outstanding	68,430	68,253	68,258	67,969
Basic net income per common share	$3.10	$1.06	$4.98	$2.47
Diluted net income per common share	$3.05	$1.04	$4.90	$2.41

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

As of September 30, 2014, the Company had commodity derivative contracts outstanding through the second quarter of 2018 for a total of 17.6 million Bbls of oil production, 164.1 million MMBtu of gas production, and 1.8 million Bbls of NGL production.

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

The following tables summarize the approximate volumes and average contract prices of contracts the Company had in place as of September 30, 2014:

Oil Contracts

Oil Swaps

Contract Period	NYMEX WTI Volumes	Weighted-Average Contract Price
	(Bbls)	(per Bbl)
Fourth quarter 2014	2,016,000	$96.01
2015	5,741,000	$91.14
2016	5,570,000	$88.01
All oil swaps	13,327,000

Oil Collars

Contract Period	NYMEX WTI Volumes	Weighted- Average Floor Price	Weighted- Average Ceiling Price
	(Bbls)	(per Bbl)	(per Bbl)
Fourth quarter 2014	923,000	$85.00	$102.63
2015	3,366,000	$85.00	$94.25
All oil collars	4,289,000

Gas Contracts

Gas Swaps

Contract Period	Volumes	Weighted-Average Contract Price
	(MMBtu)	(per MMBtu)
Fourth quarter 2014	22,014,000	$4.02
2015	57,943,000	$4.04
2016	37,472,000	$4.17
2017	23,430,000	$4.21
2018	10,200,000	$4.31
All gas swaps*	151,059,000

*Gas swaps are comprised of IF El Paso Permian (4%), IF HSC (83%), IF NGPL TXOK (2%), IF NNG Ventura (2%), IF Enable East (8%), and IF CIG (1%).

Gas Collars

Contract Period	Volumes	Weighted- Average Floor Price	Weighted- Average Ceiling Price
	(MMBtu)	(per MMBtu)	(per MMBtu)
2015	13,002,000	$3.98	$4.30
All gas collars*	13,002,000

*Gas collars are comprised of IF El Paso Permian (4%), IF HSC (80%), IF NNG Ventura (8%), and IF Enable East (8%).

NGL Contracts

NGL Swaps

Contract Period	Volumes	Weighted-Average Contract Price
	(Bbls)	(per Bbl)
Fourth quarter 2014	980,000	$61.69
2015	781,000	$55.42
All NGL swaps*	1,761,000

*NGL swaps are comprised of Oil Price Information System (“OPIS”) Mont Belvieu LDH Propane (67%) and OPIS Mont Belvieu NON-LDH Natural Gasoline (33%).

Derivative Assets and Liabilities Fair Value

The Company’s commodity derivatives are measured at fair value and are included in the accompanying balance sheets as derivative assets and liabilities. The fair value of the commodity derivative contracts was a net asset of $50.9 million and net asset of $21.5 million as of September 30, 2014, and December 31, 2013, respectively.

The following tables detail the fair value of derivatives recorded in the accompanying balance sheets, by category:

	As of September 30, 2014
	Derivative Assets		Derivative Liabilities
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
	(in thousands)
Commodity contracts	Current assets	$41,295	Current liabilities	$4,649
Commodity contracts	Noncurrent assets	22,510	Noncurrent liabilities	8,243
Derivatives not designated as hedging instruments		$63,805		$12,892

	As of December 31, 2013
	Derivative Assets		Derivative Liabilities
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
	(in thousands)
Commodity contracts	Current assets	$21,559	Current liabilities	$26,380
Commodity contracts	Noncurrent assets	30,951	Noncurrent liabilities	4,640
Derivatives not designated as hedging instruments		$52,510		$31,020

Offsetting of Derivative Assets and Liabilities

As of September 30, 2014, and December 31, 2013, all derivative instruments held by the Company were subject to enforceable master netting arrangements by various financial institutions. In general, the terms of the Company’s agreements provide for offsetting of amounts payable or receivable between it and the counterparty, at the election of both parties, for settlements that occur on the same date and in the same currency. The Company’s agreements also provide that in the event of an early termination, the counterparties have the right to offset amounts owed or owing under that and any other agreement with the same counterparty. The Company’s accounting policy is to not offset these positions in its accompanying balance sheets.

The following table provides a reconciliation between the gross assets and liabilities reflected on the accompanying balance sheets and the potential effects of master netting arrangements on the fair value of the Company’s derivative contracts:

	Derivative Assets		Derivative Liabilities
	As of		As of
Offsetting of Derivative Assets and Liabilities	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
	(in thousands)
Gross amounts presented in the accompanying balance sheets	$63,805	$52,510	$(12,892)	$(31,020)
Amounts not offset in the accompanying balance sheets	(12,744)	(30,652)	12,744	30,652
Net amounts	$51,061	$21,858	$(148)	$(368)

The following table summarizes the components of the derivative (gain) loss presented in the accompanying statements of operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Derivative cash settlement (gain) loss:
Oil contracts	$517	$13,538	27,435	$13,786
Gas contracts	1,687	(11,019)	28,563	(18,752)
NGL contracts	(1,930)	(1,231)	6,896	(7,749)
Total derivative cash settlement (gain) loss(1)	274	1,288	62,894	(12,715)

Derivative (gain) loss:
Oil contracts	(141,429)	30,488	(42,802)	8,233
Gas contracts	(43,039)	(2,264)	17,700	(12,462)
NGL contracts	(6,467)	10,421	(4,322)	2,259
Total derivative (gain) loss (2)	$(190,661)	$39,933	$33,470	$(14,685)
____________________________________________

(1)
Total derivative cash settlement (gain) loss is reported in the derivative cash settlement gain (loss) line item on the condensed consolidated statements of cash flows within net cash provided by operating activities.

(2)	Total derivative (gain) loss is reported in the derivative (gain) loss line item on the condensed consolidated statements of cash flows within net cash provided by operating activities.

Credit Related Contingent Features

As of September 30, 2014, and through the filing date of this report, all of the Company’s derivative counterparties were members of the Company’s credit facility lender group. The Company’s obligations under its derivative contracts are secured by liens on at least 75 percent of the Company’s proved oil and gas properties.

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
The following is a listing of the Company’s assets and liabilities that are measured at fair value and their classification within the fair value hierarchy as of September 30, 2014:

	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Derivatives (1)	$—	$63,805	$—
Proved oil and gas properties (2)	$—	$—	$9,443
Unproved oil and gas properties (2)	$—	$—	$43,252
Oil and gas properties held for sale (2)	$—	$—	$17,952
Liabilities:
Derivatives (1)	$—	$12,892	$—
Net Profits Plan (1)	$—	$—	$41,705
Asset retirement obligation (2)	$—	$—	$923
Asset retirement obligation associated with oil and gas properties held for sale (2)	$—	$—	$452
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

If the commodity prices used in the calculation changed by five percent, the liability recorded at September 30, 2014, would differ by approximately $4 million. A one percent increase or decrease in the discount rate would result in a change of approximately $2 million. Actual cash payments to be made to participants in future periods are dependent on realized actual production, realized commodity prices, and costs associated with the properties in each individual pool of the Net Profits Plan. Consequently, actual cash payments are inherently different from the amounts estimated.

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

The following table reflects the activity for the Company’s Net Profits Plan liability measured at fair value using Level 3 inputs:

For the Nine Months Ended September 30, 2014
(in thousands)
Beginning balance	$56,985
Net increase in liability (1)	1,156
Net settlements (1) (2)	(16,436)
Transfers in (out) of Level 3	—
Ending balance	$41,705

____________________________________________

(1)	Net changes in the Company’s Net Profits Plan liability are shown in the Change in Net Profits Plan liability line item of the accompanying statements of operations.

(2)
Settlements represent cash payments made or accrued under the Net Profits Plan. The Company accrued or made cash payments under the Net Profits Plan of $8.3 million as a result of divestitures during the nine months ended September 30, 2014.

Long-term Debt
The following table reflects the fair value of the Senior Notes measured using Level 1 inputs based on quoted secondary market trading prices. The Senior Notes were not presented at fair value on the accompanying balance sheets as of September 30, 2014, or December 31, 2013, as they are recorded at historical value.

	As of September 30, 2014	As of December 31, 2013
	(in thousands)
2019 Notes	$364,000	$374,290
2021 Notes	$371,875	$373,625
2023 Notes	$415,500	$422,000
2024 Notes	$492,500	$475,315

As of September 30, 2014, the Company had $390.0 million of floating-rate debt outstanding. The carrying value of the Company’s credit facility approximates its fair value, as the applicable interest rates are floating and based on prevailing market rates.

Proved and Unproved Oil and Gas Properties

Proved oil and gas property costs are evaluated for impairment and reduced to fair value when there is an indication that the carrying costs may not be recoverable. The Company uses Level 3 inputs and the income valuation technique, which converts future amounts to a single present value amount, to measure the fair value of proved properties through an application of discount rates and price forecasts selected by the Company’s management. The calculation of the discount rate is based on the best information available and was estimated to be 12 percent as of September 30, 2014, and December 31, 2013. The Company believes that the discount rate is representative of current market conditions and takes into account estimates of future cash payments, expectations of possible variations in the amount and/or timing of cash flows, the risk premium, and nonperformance risk. The prices for oil and gas are forecasted based on New York Mercantile Exchange (“NYMEX”) strip pricing, adjusted for basis differentials, for the first five years, after which a flat terminal price is used for each commodity stream. The prices for NGLs are forecasted using OPIS Mont Belvieu pricing, for as long as the market is actively trading, after which a flat terminal price is used. Future operating costs are also adjusted as deemed appropriate for these estimates. Proved properties classified as held for sale are valued using a market approach, based on an estimated selling price, as evidenced by the most current bid prices received from third parties. If an estimated selling price is not available, the Company utilizes the income valuation technique discussed above.

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
The fair value measurements of assets acquired and liabilities assumed are measured on a nonrecurring basis on the acquisition date using an income valuation technique based on inputs that are not observable in the market and therefore represent Level 3 inputs. Significant inputs to the valuation of acquired oil and gas properties include estimates of: (i) reserves; (ii) production rates; (iii) future operating and development costs; (iv) future commodity prices, including price differentials; (v) future cash flows; and (vi) a market participant-based weighted average cost of capital rate. These inputs require significant judgments and estimates by the Company’s management at the time of the valuation and are subject to change. Refer to Note 3 - Acquisitions, Divestiture, and Assets Held for Sale for additional information on the fair value of assets acquired during the nine months ended September 30, 2014.

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

In the third quarter of 2014, we had the following financial and operational results:

•
Average net daily production for the three months ended September 30, 2014, was 43.5 MBbls of oil, 386.5 MMcf of gas, and 34.6 MBbls of NGLs, for a quarterly equivalent daily production rate of 142.5 MBOE, compared with 138.8 MBOE for the same period in 2013. Please see additional discussion below under Production Results.

•
Net income for the three months ended September 30, 2014, was $208.9 million, or $3.05 per diluted share, compared to net income for the three months ended September 30, 2013, of $70.7 million, or $1.04 per diluted share. The increase in net income in the current period is largely driven by an increase in the fair value of commodity derivative contracts. Please refer to the Comparison of Financial Results and Trends Between the Three Months Ended September 30, 2014, and 2013 below for additional discussion regarding the components of net income.

•
Costs incurred for oil and gas property acquisitions and exploration and development activities for the three months ended September 30, 2014, totaled $1.0 billion. The majority of our drilling and completion costs incurred during this period were in our Eagle Ford shale and Bakken/Three Forks programs. Additionally, we acquired approximately $367.6 million of proved and unproved properties in our Gooseneck prospect area and the Powder River Basin during the third quarter of 2014. Total costs incurred for the same period in 2013 were $438.1 million. Please refer to Overview of Liquidity and Capital Resources below for additional discussion on how we expect to fund our capital program.

•
Adjusted EBITDAX, a non-GAAP financial measure, for the three months ended September 30, 2014, was $406.2 million, compared to $410.4 million for the same period in 2013. Please refer to Non-GAAP Financial Measures below for additional discussion, including our definition of adjusted EBITDAX and reconciliations of our GAAP net income and net cash provided by operating activities to adjusted EBITDAX.

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

The following table summarizes commodity price data, as well as the effects of derivative cash settlements as further discussed under the caption Derivative Activity below, for the second and third quarters of 2014, as well as the third quarter of 2013:

	For the Three Months Ended
	September 30, 2014	June 30, 2014	September 30, 2013
Crude Oil (per Bbl):
Average daily NYMEX price	$97.60	$103.06	$105.82
Realized price, before the effects of derivative cash settlements	$86.56	$91.78	$96.44
Effects of derivative cash settlements	$(0.12)	$(5.18)	$(3.66)

Natural Gas:
Average daily NYMEX price (per MMBtu)	$3.94	$4.59	$3.55
Realized price, before the effects of derivatives cash settlements (per Mcf)	$4.49	$4.87	$3.81
Effects of derivative cash settlements (per Mcf)	$(0.05)	$(0.36)	$0.29

Natural Gas Liquids (per Bbl):
Average daily OPIS price	$39.37	$41.21	$40.23
Realized price, before the effects of derivative cash settlements	$34.86	$35.61	$34.01
Effects of derivative cash settlements	$0.61	$(0.02)	$0.49
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

We expect future prices for oil, gas, and NGLs to be volatile.  In addition to supply and demand fundamentals, as a global commodity, the price of oil will continue to be impacted by real or perceived geopolitical risks in oil producing regions of the world, particularly the Middle East. The relative strength of the U.S. dollar compared to other currencies also could affect the price of oil. Concerns about lower forecasted levels of global economic growth combined with ample supply, particularly from producing countries in the Organization of Petroleum Exporting Countries (“OPEC”), have negatively impacted oil prices in recent weeks. The supply of NGLs in the United States is expected to continue to grow in the near term as a result of the number of industry participants targeting projects that produce these products. If demand does not keep pace with anticipated growth in NGL supply, prices could be negatively impacted. The prices of several NGL products correlate to the price of oil and accordingly are likely to directionally follow that market. Gas prices have been under sustained downward pressure due to high levels of supply in recent years, particularly in the Northeast United States. Longer term, we anticipate natural gas prices will remain near current levels. Changes to existing laws and regulations pertaining to the ability to export oil, gas, and NGLs also have the potential to impact the prices for these commodities. The following table summarizes 12-month strip prices for NYMEX WTI oil, NYMEX Henry Hub gas, and OPIS NGLs (same product mix as discussed under the table above) as of October 22, 2014, and September 30, 2014:

	As of October 22, 2014	As of September 30, 2014
NYMEX WTI oil (per Bbl)	$79.31	$88.68
NYMEX Henry Hub gas (per MMBtu)	$3.68	$4.01
OPIS NGLs (per Bbl)	$32.44	$37.75

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

Third Quarter 2014 Highlights and Outlook for the Remainder of 2014

Operational Activities. During the third quarter of 2014, we operated between four and five drilling rigs supported by two frac spreads in our operated Eagle Ford shale program in South Texas. We primarily focused on pad drilling in the northern portion of our acreage position, where there is a higher liquids contribution to our product mix. This year, our development program has shifted to utilizing longer laterals and completions with higher sand loading. Early results from these enhanced completions suggest significantly improved well performance. In the third quarter, production declined due to required shut-ins of producing wells during offset well completions. We believe we have secured the requisite services, such as gas pipeline takeaway capacity and drilling and completion services, to support our current development plans.
In our outside operated Eagle Ford shale program, the operator began the third quarter of 2014 running nine drilling rigs and dropped two rigs during the quarter. The operator expects to run seven rigs for the remainder of 2014. During the second quarter of 2014, the remainder of our carry under our Acquisition and Development Agreement with Mitsui E&P Texas LP (“Mitsui”), an indirect subsidiary of Mitsui & Co., Ltd. (the “Acquisition and Development Agreement”), was expended. Accordingly, we accrued our full share of drilling and completion costs for this program in the third quarter of 2014.

We have an ongoing exploration program to acquire leasehold and test concepts in new plays. In 2014, we are evaluating an emerging new venture play in East Texas. We are currently constructing a gathering system to allow for longer-term production tests on wells that we have drilled and completed. We expect this system to be completed in the fourth quarter of 2014.

In our Bakken/Three Forks program, we operated three drilling rigs during the third quarter of 2014 focusing on infill drilling of our Raven/Bear Den and Gooseneck prospects in the North Dakota portion of the Williston Basin. We are monitoring the results of various well and completion designs and down-spacing tests of both our operated and non-operated properties and testing the Bakken interval on our Gooseneck and Stateline acreage. During the third quarter of 2014, we completed our acquisition of additional Gooseneck assets and paid $325.2 million at closing, net of normal closing adjustments. We expect to increase rig activity in our Bakken/Three Forks program in the fourth quarter of 2014.
In our Powder River Basin program in Wyoming, we have been accelerating activity and expanding our acreage position through acquisitions from multiple sellers during the nine months ending September 30, 2014. We operated three drilling rigs during the third quarter, and we plan to add a fourth operated drilling rig in the fourth quarter of 2014.
In our Permian program, we operated two drilling rigs during the third quarter of 2014 focused on horizontal testing and development of the Wolfcamp B interval in our Sweetie Peck prospect. In our Buffalo prospect in Gaines and Dawson Counties, Texas, we are monitoring the results of a recently completed Wolfcamp D test well. In the fourth quarter of 2014, we plan to test the Lower Spraberry in both our Sweetie Peck and Buffalo prospects.

Please refer to Overview of Liquidity and Capital Resources below for additional discussion regarding how we intend to fund our 2014 capital program.
Production Results. The table below provides a regional breakdown of our production for the third quarter of 2014:

	South Texas & Gulf Coast	Rocky Mountain	Permian	Mid-Continent	Total (1)

Oil (MMBbl)	1.7	1.8	0.5	—	4.0
Gas (Bcf)	28.0	1.7	1.1	4.7	35.6
NGLs (MMBbl)	3.2	—	—	—	3.2
Equivalent (MMBOE)	9.5	2.1	0.7	0.8	13.1
Avg. daily equivalents (MBOE/d)	103.6	22.8	7.3	8.8	142.5
Relative percentage	73%	16%	5%	6%	100%
____________________________________________
(1) Totals may not add due to rounding.

Production increased for the three months ended September 30, 2014, compared to the same period in 2013, driven primarily by the continued development of our operated and non-operated Eagle Ford shale programs in our South Texas & Gulf Coast region. Please refer to Comparison of Financial Results and Trends Between the Three Months Ended September 30, 2014, and 2013 below for additional discussion on production.

Rocky Mountain Acquisitions. In the third quarter of 2014, we closed multiple transactions to acquire proved and unproved properties in our Gooseneck prospect area and the Powder River Basin for a total of approximately $360.7 million. These acquisitions are subject to normal post-closing adjustments, which are expected to be completed during late 2014 and early 2015.
Subsequent Events. Subsequent to September 30, 2014, as a result of our regularly scheduled semi-annual borrowing base redetermination, the lending group increased our borrowing base under our credit facility from $2.2 billion to $2.4 billion with no change in the aggregate lender commitment amount of $1.3 billion. Additionally, we acquired proved and unproved properties in our Gooseneck prospect area for total cash consideration of $84.8 million. This acquisition is subject to normal post-closing adjustments.

First Nine Months of 2014 Highlights
Production Results. The table below provides a regional breakdown of our production for the first nine months of 2014:

	South Texas & Gulf Coast	Rocky Mountain	Permian	Mid-Continent	Total (1)

Oil (MMBbl)	5.0	5.1	1.4	—	11.6
Gas (Bcf)	86.7	4.7	3.2	14.4	109.1
NGLs (MMBbl)	9.1	—	—	0.1	9.2
Equivalent (MMBOE)	28.5	6.0	2.0	2.5	39.0
Avg. daily equivalents (MBOE/d)	104.5	21.8	7.2	9.2	142.7
Relative percentage	73%	15%	5%	7%	100%
_____________________________________________
(1) Totals may not add due to rounding.

Please refer to Third Quarter 2014 Highlights and Outlook for the Remainder of 2014 above and Comparison of Financial Results and Trends Between the Nine Months Ended September 30, 2014, and 2013 below for additional discussion on production.

Costs Incurred in Oil and Gas Producing Activities. For the nine months ended September 30, 2014, we incurred $2.0 billion in costs related to oil and gas property acquisitions and exploration and development activities, including both capitalized and expensed amounts. This amount includes a combined $472.6 million of proved and unproved property acquisitions in the Gooseneck prospect area and the Powder River Basin. The majority of drilling and completion costs incurred during this period were in our Eagle Ford shale and Bakken/Three Forks programs. Please refer to Overview of Liquidity and Capital Resources below for additional discussion on how we expect to fund our capital program.
Rocky Mountain Divestiture. In the second quarter of 2014, we completed the divestiture of certain non-strategic assets in the Williston Basin for $50.2 million of total divestiture proceeds. The estimated net gain on this divestiture is $26.8 million. This divestiture is subject to normal post-closing adjustments, which are expected to be completed during the fourth quarter of 2014.

Financial Results of Operations and Additional Comparative Data

The tables below provide information regarding selected production and financial information. A detailed discussion follows.

	For the Three Months Ended
	September 30,	June 30,	March 31,	December 31,
	2014	2014	2014	2013
	(in millions, except for production data)
Production (MMBOE)	13.1	13.4	12.5	13.2
Oil, gas, and NGL production revenue	$617.2	$654.7	$623.1	$593.7
Lease operating expense	$66.5	$62.8	$57.0	$61.1
Transportation costs	$81.5	$83.0	$79.2	$75.0
Production taxes	$30.4	$31.8	$27.5	$26.7
Depletion, depreciation, amortization, and asset retirement obligation liability accretion	$183.3	$187.8	$177.2	$202.6
Exploration	$34.6	$24.3	$21.3	$21.8
General and administrative	$41.7	$38.1	$35.1	$48.0
Net income	$208.9	$59.8	$65.6	$7.0

Selected Performance Metrics:

	For the Three Months Ended
	September 30,	June 30,	March 31,	December 31,
	2014	2014	2014	2013
Average net daily production equivalent (MBOE/d)	142.5	147.0	138.6	143.8
Lease operating expense (per BOE)	$5.07	$4.69	$4.58	$4.62
Transportation costs (per BOE)	$6.22	$6.20	$6.35	$5.67
Production taxes as a percent of oil, gas, and NGL production revenue	4.9%	4.9%	4.4%	4.5%
Depletion, depreciation, amortization, and asset retirement obligation liability accretion (per BOE)	$13.97	$14.03	$14.21	$15.31
General and administrative (per BOE)	$3.18	$2.85	$2.81	$3.63
____________________________________________
Note: Amounts may not recalculate due to rounding.

A three-month and nine-month overview of selected production and financial information, including trends:

	For the Three Months Ended September 30,		Amount Change Between Periods	Percent Change Between Periods	For the Nine Months Ended September 30,		Amount Change Between Periods	Percent Change Between Periods
	2014	2013			2014	2013
Net production volumes (1)
Oil (MMBbl)	4.0	3.8	0.2	5%	11.6	10.2	1.4	13%
Gas (Bcf)	35.6	38.5	(2.9)	(8)%	109.1	109.9	(0.8)	(1)%
NGLs (MMBbl)	3.2	2.5	0.7	26%	9.2	6.6	2.6	40%
Equivalent (MMBOE)	13.1	12.8	0.3	3%	39.0	35.1	3.9	11%
Average net daily production (1)
Oil (MBbl per day)	43.5	41.6	1.9	5%	42.3	37.3	5.0	13%
Gas (MMcf per day)	386.5	418.1	(31.6)	(8)%	399.5	402.4	(2.9)	(1)%
NGLs (MBbl per day)	34.6	27.5	7.1	26%	33.8	24.2	9.6	40%
Equivalent (MBOE per day)	142.5	138.8	3.7	3%	142.7	128.6	14.1	11%
Oil, gas, & NGL production revenue (in millions)
Oil production revenue	$346.5	$368.9	$(22.4)	(6)%	$1,029.1	$946.6	$82.5	9%
Gas production revenue	159.6	146.7	12.9	9%	530.1	429.3	100.8	23%
NGL production revenue	111.1	86.2	24.9	29%	335.8	230.0	105.8	46%
Total	$617.2	$601.8	$15.4	3%	$1,895.0	$1,605.9	$289.1	18%
Oil, gas, & NGL production expense (in millions)
Lease operating expense	$66.5	$61.0	$5.5	9%	$186.3	$171.9	$14.4	8%
Transportation costs	81.5	68.8	12.7	18%	243.7	183.2	60.5	33%
Production taxes	30.4	29.1	1.3	4%	89.7	79.2	10.5	13%
Total	$178.4	$158.9	$19.5	12%	$519.7	$434.3	$85.4	20%
Realized price
Oil (per Bbl)	$86.56	$96.44	$(9.88)	(10)%	$89.08	$92.93	$(3.85)	(4)%
Gas (per Mcf)	$4.49	$3.81	$0.68	18%	$4.86	$3.91	$0.95	24%
NGLs (per Bbl)	$34.86	$34.01	$0.85	2%	$36.34	$34.77	$1.57	5%
Per BOE	$47.06	$47.13	$(0.07)	—%	$48.63	$45.74	$2.89	6%
Per BOE Data (1)
Production costs:
Lease operating expense	$5.07	$4.77	$0.30	6%	$4.78	$4.89	$(0.11)	(2)%
Transportation costs	$6.22	$5.38	$0.84	16%	$6.25	$5.22	$1.03	20%
Production taxes	$2.32	$2.29	$0.03	1%	$2.30	$2.26	$0.04	2%
General and administrative	$3.18	$2.66	$0.52	20%	$2.95	$2.89	$0.06	2%
Depletion, depreciation, amortization, and asset retirement obligation liability accretion	$13.97	$15.33	$(1.36)	(9)%	$14.07	$17.67	$(3.60)	(20)%
Derivative cash settlement (2)	$(0.02)	$(0.14)	$0.12	(86)%	$(1.61)	$0.31	$(1.92)	(619)%

Earnings per share information
Basic net income per common share	$3.10	$1.06	$2.04	192%	$4.98	$2.47	$2.51	102%
Diluted net income per common share	$3.05	$1.04	$2.01	193%	$4.90	$2.41	$2.49	103%
Basic weighted-average common shares outstanding (in thousands)	67,379	66,943	436	1%	67,169	66,486	683	1%
Diluted weighted-average common shares outstanding (in thousands)	68,430	68,253	177	—%	68,258	67,969	289	—%
____________________________________________
(1) Amount and percentage changes may not recalculate due to rounding.
(2) We discontinued hedge accounting on January 1, 2011. As a result, fair values at December 31, 2010, were frozen in AOCL and were reclassified into earnings as the original derivative transactions settled, the last of which settled in the third quarter of 2013. For the three and nine months ended September 30, 2013, derivative cash settlements are included within the other operating revenues and derivative (gain) loss line items in the accompanying statements of operations. All derivative cash settlements for the three and nine months ended September 30, 2014, are included within the derivative (gain) loss line item only.

We present per BOE information because we use this information to evaluate our performance relative to our peers and to identify and measure trends we believe may require additional analysis. Average daily reported production for the three and nine months ended September 30, 2014, increased three percent and 11 percent, respectively, compared with the same periods in 2013, driven primarily by the development of our Eagle Ford shale assets. Please refer to Comparison of Financial Results and Trends Between the Three Months Ended September 30, 2014, and 2013 and Comparison of Financial Results and Trends Between the Nine Months Ended September 30, 2014, and 2013 below for additional discussion on changes in our production mix in 2014.

Changes in production volumes, revenues, and costs reflect the cyclical and highly volatile nature of our industry. Our realized price on a per BOE basis for the three months ended September 30, 2014, was slightly lower than the same period in 2013. Our realized price on a per BOE basis increased six percent for the nine months ended September 30, 2014, compared to the same period in 2013, primarily due to higher natural gas prices.

Lease operating expense (“LOE”) on a per BOE basis for the three months ended September 30, 2014, increased six percent compared to the same period in 2013, whereas for the nine months ended September 30, 2014, LOE on a per BOE basis decreased two percent compared to the same period in 2013. Our LOE is comprised of recurring LOE, workover expense, and ad valorem tax expense. Absolute LOE increased nine percent and eight percent for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013, driven primarily by increased recurring LOE and workover activity in our Rocky Mountain region and higher ad valorem tax expense in our South Texas & Gulf Coast region. Production volumes were lower in the third quarter of 2014 as compared to the second quarter of 2014 due to well shut-ins in the Eagle Ford for offset completions and weather-related delays in the Williston Basin. As such, volumes did not increase at the same rate as in previous quarters. This, along with increased workover activity in the Rocky Mountain region resulted in an increase in LOE on a per BOE basis for the three months ended September 30, 2014. Throughout the first half of 2014, production grew at a faster rate than absolute LOE resulting in a slight decrease in LOE on a per BOE basis for the nine months ended September 30, 2014. We experience volatility in our LOE as a result of seasonality in workover expense and the impact industry activity has on service provider costs. Overall, we expect absolute LOE to increase as a result of continued development and the recent acquisitions of properties in our Rocky Mountain region during the third quarter of 2014. We expect Company-wide production to increase at a faster rate than absolute LOE resulting in a slight decrease in LOE per BOE for the remainder of 2014.

Transportation costs on a per BOE basis for the three and nine months ended September 30, 2014, increased 16 percent and 20 percent, respectively, compared to the same periods in 2013. Our Eagle Ford shale program has meaningfully higher transportation expense per unit of production compared to our other regions.  Ongoing development of the Eagle Ford shale has resulted in production from these assets becoming a larger portion of our total production, thereby increasing company-wide transportation expense per BOE over time. Included in transportation costs in our Eagle Ford shale program are charges for compression and fuel, which can fluctuate with the price of natural gas.  We anticipate that we will recognize fluctuations in our per unit Eagle Ford shale transportation rate over time; however, we also anticipate company-wide transportation costs on a per BOE basis will increase as Eagle Ford shale production continues to grow and constitutes a larger portion of our total production mix.

Production taxes on a per BOE basis for the three and nine months ended September 30, 2014, increased one percent and two percent, respectively, compared to the same periods in 2013. We generally expect absolute production tax expense to trend with oil, gas, and NGL production revenue. Product mix, the location of production, and incentives to encourage oil and gas development can all impact or change the amount of production tax we recognize.

G&A expense on a per BOE basis for the three and nine months ended September 30, 2014, increased 20 percent and two percent, respectively, compared to the same periods in 2013. Absolute G&A expense increased between these two periods due to an increase in employee headcount. A portion of our G&A expense is linked to our profitability and cash flow, which are driven in large part by the realized commodity prices that we receive for our production. The Net Profits Plan and a portion of our short-term incentive compensation correlate with net cash flows and therefore are subject to variability. Additionally, because production decreased from the second quarter of 2014 to the third quarter of 2014, G&A expense on a per BOE basis increased. Generally, we expect G&A expense on a per BOE basis to decrease as we anticipate production going forward will increase at a faster rate than absolute G&A expense.

Depletion, depreciation, amortization, and asset retirement obligation liability accretion (“DD&A”) expense on a per BOE basis for the three and nine months ended September 30, 2014, decreased nine percent and 20 percent, respectively, compared to the same periods in 2013. Our DD&A rate can fluctuate as a result of impairments, planned and closed divestitures, and changes in the mix of our production and the underlying proved reserve volumes. Our DD&A rate has decreased as assets with lower finding and development costs have become a larger portion of our total production mix. Our finding and development costs have benefited from a general decrease in well costs and an increase in recoveries per well, as well as from our outside operated Eagle Ford shale program, where we have added reserves with minimal associated costs due to our carry with Mitsui under our Acquisition and Development Agreement. This carry was exhausted during the second quarter of 2014.

Please refer to Comparison of Financial Results and Trends Between the Three Months Ended September 30, 2014, and 2013 and Comparison of Financial Results and Trends Between the Nine Months Ended September 30, 2014, and 2013 below for additional discussion on operating expenses.
Please refer to Note 9 - Earnings per Share in Part I, Item 1 of this report for additional discussion on the types of shares included in our basic and diluted net income per common share calculations.

Comparison of Financial Results and Trends Between the Three Months Ended September 30, 2014, and 2013

Oil, gas, and NGL production revenue and costs. The following table presents the regional changes in our production, and oil, gas, and NGL production revenue and costs between the three months ended September 30, 2014, and 2013:

	Average Net Daily Production Added (Lost)	Oil, Gas, & NGL Production Revenue Added (Lost)	Production Costs Increase (Decrease)
	(MBOE/d)	(in millions)	(in millions)
South Texas & Gulf Coast	14.6	$65.5	$20.7
Rocky Mountain	1.6	(5.2)	5.7
Permian	0.4	(4.3)	(2.8)
Mid-Continent	(12.9)	(40.6)	(4.1)
Total	3.7	$15.4	$19.5

In our South Texas & Gulf Coast region, average net daily production increased 16 percent between the two periods as a result of drilling activity in our Eagle Ford shale program. This significant production growth in our Eagle Ford shale program exceeded the production decrease in our Mid-Continent region resulting from our Anadarko Basin asset divestiture in December 2013.

A three percent increase in equivalent production with relatively consistent realized prices on a per BOE basis resulted in a three percent increase in oil, gas, and NGL production revenue between the two periods. Please refer to A three-month and nine-month overview of selected production and financial information, including trends above for realized prices received before the effects of derivative cash settlements for the three months ended September 30, 2014, and 2013. Based on current levels of activity, we expect production volumes to continue to increase. We expect our realized prices to trend with commodity prices.

Other operating revenues. Gains and losses on divestiture activity are recorded to other operating revenues. We recorded a loss on divestiture activity of $5.4 million and $6.2 million for the three months ended September 30, 2014, and 2013, respectively, due largely to the write-down to fair value of certain assets held for sale. Other operating revenues also includes marketed gas system revenues, which decreased $10.5 million between the three months ended September 30, 2014, and 2013. The decrease occurred as a result of our Anadarko Basin divestiture in December 2013, which reduced marketed gas volumes and the overall significance of marketed gas system revenues and expenses.

Oil, gas, and NGL production expense. Total production costs increased 12 percent for the three months ended September 30, 2014, compared with the same period of 2013, as a result of a three percent increase in net equivalent production volumes as well as an overall increase in transportation costs in our South Texas & Gulf Coast region. Please refer to A three-month and nine-month overview of selected production and financial information, including trends above for discussion of production costs on a per BOE basis.

Depletion, depreciation, amortization, and asset retirement obligation liability accretion. DD&A expense decreased six percent for the three-month period ended September 30, 2014, compared with the same period in 2013. Please refer to A three-month and nine-month overview of selected production and financial information, including trends above for discussion of DD&A on a per BOE basis, as our lower DD&A rate for the three months ended September 30, 2014, has resulted in decreased absolute DD&A expense compared to the same period in 2013.

Exploration. The components of exploration expense are summarized as follows:

	For the Three Months Ended September 30,
	2014	2013
	(in millions)
Geological and geophysical expenses	$1.4	$0.9
Exploratory dry hole expense	16.3	—
Overhead and other expenses	16.9	15.4
Total	$34.6	$16.3
Exploration expense for the three months ended September 30, 2014, increased 112 percent compared to the same period in 2013 as a result of an exploratory dry hole during the three months ended September 30, 2014. An exploratory project resulting in non-commercial quantities of oil, gas, or NGLs is deemed an exploratory dry hole and impacts the amount of exploration expense we record. We have an active exploration program, which can result in periodic dry hole expense.
Impairment of proved properties. We recorded no impairment of proved properties for the three months ended September 30, 2014. We recorded a $5.9 million impairment of proved properties in the third quarter of 2013, related to our decision to no longer pursue the development of certain underperforming assets. We expect impairments of proved properties to be more likely to occur in periods of low commodity prices.
Abandonment and impairment of unproved properties. We recorded $15.5 million of abandonment and impairment of unproved properties expense for the three months ended September 30, 2014, related to acreage we no longer intended to develop as a result of unsuccessful exploratory activities. For the same period in 2013, we recorded $3.8 million of expense related to acreage we no longer intended to develop. We expect our abandonment and impairment of unproved properties expense to fluctuate with the timing of lease expirations and unsuccessful exploratory activities.

General and administrative. G&A expense increased 23 percent for the three months ended September 30, 2014, compared with the same period of 2013. The increase is due to an increase in employee headcount, which increased base and equity compensation, benefits, and general corporate office expenses incurred. Please refer to A three-month and nine-month overview of selected production and financial information, including trends above for discussion of G&A expense on a per BOE basis.
Change in Net Profits Plan liability. This non-cash item generally relates to the change in the estimated value of the associated noncurrent liability between reporting periods. For the three months ended September 30, 2014, we recorded a non-cash benefit of $6.4 million. For the same period in 2013, we recorded a non-cash expense of $940,000. The change in our liability is subject to estimation and may change from period to period based on assumptions used for production rates, reserve quantities, commodity pricing, discount rates, and production costs. We expect the change in our Net Profits Plan liability to correlate with fluctuations in commodity prices. Payments made to participants as a result of divestitures and ongoing operations also impact the change in the Net Profits Plan liability.

Derivative (gain) loss. We recognized a derivative gain of $190.7 million for the three-month period ended September 30, 2014, which is comprised of a $274,000 loss on cash settlements and a $190.9 million increase in the fair value of commodity derivative contracts during the period. This compares to a loss of $39.9 million for the same period in 2013, which is comprised of a $38.6 million decrease in the fair value of commodity derivative contracts and a $1.3 million loss on cash settlements during the period. The decrease in commodity strip prices, particularly oil, during the three months ended September 30, 2014, resulted in a significant increase in the net derivative asset position as of quarter-end. Please refer to Note 10 - Derivative Financial Instruments in Part I, Item 1 of this report for additional information.

Other operating expenses. This line item includes marketed gas system expense, which decreased $9.5 million for the three months ended September 30, 2014, compared to the same period in 2013. This decrease occurred as a result of our Anadarko Basin divestiture in December 2013, which reduced marketed gas system volumes and the overall significance of marketed gas system revenues and expenses. Additionally, during the three months ended September 30, 2013, other operating expenses included $3.6 million of expense related to an agreed clarification concerning royalty payment provisions of various leases on certain South Texas & Gulf Coast acreage.

Income tax expense. We recorded income tax expense of $124.7 million for the three-month period ended September 30, 2014, compared to expense of $42.3 million for the same period in 2013, resulting in effective tax rates of 37.4 percent and 37.5 percent, respectively.

Comparison of Financial Results and Trends Between the Nine Months Ended September 30, 2014, and 2013

Oil, gas, and NGL production revenue and costs. The following table presents the regional changes in our production, and oil, gas, and NGL production revenue and costs between the nine months ended September 30, 2014, and 2013:

	Average Net Daily Production Added (Lost)	Oil, Gas, & NGL Production Revenue Added (Lost)	Production Costs Increase (Decrease)
	(MBOE/d)	(in millions)	(in millions)
South Texas & Gulf Coast	23.7	$328.0	$75.6
Rocky Mountain	2.0	40.1	21.3
Permian	0.9	16.0	—
Mid-Continent	(12.5)	(95.0)	(11.5)
Total	14.1	$289.1	$85.4

In our South Texas & Gulf Coast region, average net daily production increased 29 percent between the two periods as a result of drilling activity in our Eagle Ford shale program. Average daily production increased 10 percent in our Rocky Mountain region as a result of drilling activity in our Bakken/Three Forks program. This significant production growth in our Eagle Ford shale and Bakken/Three Forks programs exceeded the production decrease in our Mid-Continent region resulting from our Anadarko Basin asset divestiture in December 2013.

An 11 percent increase in production on a BOE basis combined with a six percent increase in the realized price per BOE resulted in an 18 percent increase in oil, gas, and NGL production revenue between the two periods.

Other operating revenues. Gains and losses on divestiture activity are recorded to other operating revenues. The gain realized on the sale of properties in our Rocky Mountain region during the second quarter of 2014 was mostly offset by losses recorded on assets classified as held for sale in the second and third quarters of 2014. Please refer to Third Quarter 2014 Highlights and Outlook for the Remainder of 2014 above for further discussion of the gain recorded on our divestiture of assets in our Rocky Mountain region. Other operating revenues also includes marketed gas system revenues, which decreased $30.8 million for the nine months ended September 30, 2014, compared to the same period in 2013. This decrease occurred as a result of our Anadarko Basin divestiture in December 2013. This divestiture reduced marketed gas volumes and the overall significance of marketed gas system revenues and expenses. Partially offsetting this decrease was a $10.7 million gain recorded in the second quarter of 2014 related to our settlement with Endeavour.

Oil, gas, and NGL production expense. Total production costs increased 20 percent for the nine months ended September 30, 2014, compared with the same period of 2013, as a result of an 11 percent increase in net equivalent production volumes as well as an overall increase in transportation costs in our South Texas & Gulf Coast region. Please refer to the caption A three-month and nine-month overview of selected production and financial information, including trends above for discussion of production costs on a per BOE basis.

Depletion, depreciation, amortization, and asset retirement obligation liability accretion. DD&A expense decreased 12 percent to $548.3 million for the nine-month period ended September 30, 2014, compared with $620.2 million for the same period in 2013. Please refer to A three-month and nine-month overview of selected production and financial information, including trends above for discussion of DD&A on a per BOE basis, as our lower DD&A rate for the nine months ended September 30, 2014, has resulted in decreased absolute DD&A expense compared to the same period in 2013.

Exploration. The components of exploration expense are summarized as follows:

	For the Nine Months Ended September 30,
	2014	2013
	(in millions)
Geological and geophysical expenses	$7.2	$3.2
Exploratory dry hole expense	22.8	5.9
Overhead and other expenses	50.2	43.2
Total	$80.2	$52.3
Exploration expense for the nine months ended September 30, 2014, increased 53 percent compared to the same period in 2013 due to an exploratory dry hole being expensed in each of the second and third quarters of 2014. During the first quarter of 2014, we performed a seismic study, which increased geological and geophysical (“G&G”) expenses. We have also experienced an overall increase in exploration overhead. Please refer to Comparison of Financial Results and Trends Between the Three Months Ended September 30, 2014, and 2013 above for additional discussion of exploration expense.
Impairment of proved properties. We recorded no impairment of proved properties expense for the nine months ended September 30, 2014, compared to $61.7 million for the same period in 2013. In addition to the explanation under Comparison of Financial Results and Trends Between the Three Months Ended September 30, 2014, and 2013, above, we recorded a $21.2 million impairment of proved properties in the first quarter of 2013 related to Olmos interval, dry gas assets in our South Texas & Gulf Coast region as a result of commencing a plugging and abandonment program. We also recorded a $34.6 million impairment of proved properties in the second quarter of 2013 related to our decision to no longer pursue the development of certain underperforming assets.
Abandonment and impairment of unproved properties. For the nine months ended September 30, 2014, and 2013, we recorded abandonment and impairment of unproved properties expense of $18.5 million and $8.5 million, respectively, related to acreage we no longer intended to develop. Please refer to Comparison of Financial Results and Trends Between the Three Months Ended September 30, 2014, and 2013 above for additional discussion.

General and administrative. G&A expense increased 13 percent to $114.9 million for the nine months ended September 30, 2014, compared with $101.6 million for the same period of 2013, as a result of increased employee headcount, which increased base and equity compensation, benefits, and general corporate office expenses incurred. Please refer to A three-month and nine-month overview of selected production and financial information, including trends above for additional discussion of G&A on a per BOE basis.
Change in Net Profits Plan liability. For the nine months ended September 30, 2014, and 2013, we recorded a non-cash benefit of $15.3 million and $6.4 million, respectively. The increase in the benefit between these two periods is mostly due to payments made as a result of the divestiture of properties in our Rocky Mountain region during the second quarter of 2014. Please refer to Comparison of Financial Results and Trends Between the Three Months Ended September 30, 2014, and 2013 above for additional discussion.

Derivative (gain) loss. We recognized a derivative loss of $33.5 million for the nine-month period ended September 30, 2014, which is comprised of a $62.9 million loss on cash settlements and a $29.4 million increase in the fair value of commodity derivative contracts during the period. This compares to a gain of $14.7 million for the same period in 2013, which consists of a $12.7 million gain on cash settlements and a $2.0 million increase in the fair value of commodity derivative contracts during the period. The loss on derivative cash settlements during the nine months ended September 30, 2014, is partially offset by the decline in oil commodity strip pricing during the period resulting in an increase in the fair value of derivative contracts. The derivative gain for the nine months ended September 30, 2013, is driven by favorable cash settlements on gas contracts. Please refer to Note 10 - Derivative Financial Instruments in Part I, Item 1 of this report for additional information.

Other operating expenses. This line item includes marketed gas system expense, which decreased $28.3 million in the first nine months of 2014 compared to the same period in 2013. This decrease occurred as a result of our Anadarko Basin divestiture in December 2013, reducing marketed gas system volumes and the overall significance of marketed gas system revenues and expenses. Additionally, during the nine months ended September 30, 2013, other operating expenses included $17.8 million of expense related to an agreed clarification concerning royalty payment provisions of various leases on certain South Texas & Gulf Coast acreage.

Income tax expense. We recorded income tax expense of $199.7 million for the nine-month period ended September 30, 2014, compared to expense of $98.9 million for the same period in 2013, resulting in effective tax rates of 37.4 percent and 37.6 percent, respectively. The decrease in the rate is partially attributable to the Anadarko Basin divestiture that closed at the end of 2013. The sale of assets in a higher rate state caused a decrease in the composition of our blended state tax rate for future years. However, state cash taxes are higher as a result of the estimated Texas margin tax.

Overview of Liquidity and Capital Resources

We believe we have sufficient liquidity and capital resources to execute our business plan for the foreseeable future. We continue to manage the duration and level of our drilling and completion service commitments in order to provide flexibility to reduce activity and capital expenditures in periods of prolonged commodity price decline.

Sources of Cash

We currently expect our remaining 2014 capital program to be funded by cash flows from operations and proceeds from 2014 divestitures, supplemented by borrowings under our credit facility. Although we anticipate cash flow from these sources will be sufficient to fund our remaining expected 2014 capital program, we may also elect to access the capital markets, depending on prevailing market conditions, as well as divest of additional non-strategic oil and gas properties to provide additional sources of funding. From time to time, we may enter into carrying cost funding and sharing arrangements with third parties for particular exploration and/or development programs. All of our sources of liquidity can be impacted by the general condition of the broader economy and by fluctuations in commodity prices, operating costs, and volumes produced, all of which affect us and our industry. We have no control over the market prices for oil, gas, or NGLs, although we are able to influence the amount of our realized revenues from our oil, gas, and NGL sales through the use of derivative contracts as part of our commodity price risk management program. Historically, decreases in commodity prices have limited our industry’s access to capital markets. The borrowing base under our credit facility could be reduced as a result of lower commodity prices, divestitures of proved properties, or newly issued debt.

In late 2011, we consummated our Acquisition and Development Agreement with Mitsui, pursuant to which Mitsui funded, or carried, 90 percent of certain drilling and completion costs attributable to our remaining interest in our non-operated Eagle Ford shale acreage until $680.0 million was expended on our behalf. The remaining carry was utilized during the second quarter of 2014, at which point we became responsible for funding our share of drilling and completion costs.

Proposals to reform the IRC, which include eliminating or reducing current tax deductions for intangible drilling costs, depreciation of equipment acquisition costs, the domestic production activities deduction, and percentage depletion, continue to circulate. We expect that future legislation modifying or eliminating these deductions would reduce net operating cash flows over time, thereby reducing funding available for our exploration and development capital programs, as well as funding available to our peers in the industry. If enacted at some point in the future, these funding reductions could have a significant adverse effect on drilling in the United States for a number of years.

Credit Facility

During the second quarter of 2013, we and our lenders entered into a Fifth Amended and Restated Credit Agreement. The credit facility has a maximum loan amount of $2.5 billion, current aggregate lender commitments of $1.3 billion, and a maturity date of April 12, 2018. The borrowing base under the credit facility as of the filing date of this report is $2.4 billion and is subject to regular semi-annual redeterminations. We believe the current commitment amount is sufficient to meet our anticipated liquidity and operating needs. No individual bank participating in our credit facility represents more than 10 percent of the lending commitments under the credit facility. Borrowings under our credit facility are secured by mortgages on at least 75 percent of our proved oil and gas properties. Please refer to Note 5 - Long-term Debt in Part I, Item 1 of this report for additional discussion as well as the presentation of the outstanding balance, total amount of letters of credit, and available borrowing capacity under our credit facility as of October 22, 2014, September 30, 2014, and December 31, 2013.

We are subject to customary covenants under our credit facility, including limitations on dividend payments and requirements to maintain certain financial ratios, which include debt to adjusted EBITDAX, as defined by our credit agreement as the ratio of debt to 12-month trailing adjusted EBITDAX, of less than 4.0, and an adjusted current ratio, as defined by our credit agreement, of no less than 1.0. As of September 30, 2014, and as of the filing date of this report, we are in compliance with all covenants under our credit facility.

Operating cash flow and cash received from the divestiture of properties were sufficient in meeting our capital expenditure needs through the first half of 2014. During the third quarter of 2014, we began to draw upon our credit facility, primarily to fund acquisitions of oil and gas properties. Our daily weighted-average credit facility balance was $41.7 million and $14.1 million for the three and nine months ended September 30, 2014, respectively. Our daily weighted-average credit facility balance was $72.8 million and $239.2 million for the three and nine months ended September 30, 2013, respectively. Our daily weighted-average credit facility balance was lower throughout 2014 as a result of proceeds received from property divestitures in the fourth quarter of 2013. Cash flows provided by our operating activities, proceeds received from divestitures of properties, and the amount of our capital expenditures all impact the amount we have borrowed under our credit facility.

Weighted-Average Interest Rates

Our calculated weighted-average interest rates include paid and accrued interest, cash fees on the unused portion of the credit facility’s aggregate commitment amount, letter of credit fees, and the non-cash amortization of deferred financing costs. Our calculated weighted-average borrowing rates include paid and accrued interest only.

The following table presents our weighted-average interest rates and our weighted-average borrowing rates for the three and nine months ended September 30, 2014, and 2013:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Weighted-average interest rate	6.6%	6.5%	6.7%	6.2%
Weighted-average borrowing rate	5.9%	5.9%	6.0%	5.6%

Our weighted-average interest rates and weighted average borrowing rates in 2013 and 2014 have been impacted by the issuance of the 2024 Notes in the second quarter of 2013. This event, as well as the divestiture of properties, including our Anadarko Basin divestiture in December 2013, impacted the average balance on our revolving credit facility and the fees paid on the unused portion of our aggregate commitment.

Uses of Cash

We use cash for the acquisition, exploration, and development of oil and gas properties and for the payment of operating and G&A costs, income taxes, dividends, and debt obligations, including interest. Expenditures for the exploration and development of oil and gas properties are the primary use of our capital resources. In the first nine months of 2014, we spent $1.8 billion for exploration and development capital activities and proved and unproved oil and gas property acquisitions. This amount differs from the cost incurred amount, which is accrual-based and includes asset retirement obligation, G&G, and exploration overhead amounts.
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

The following table presents changes in cash flows between the nine months ended September 30, 2014, and 2013. The analysis following the table should be read in conjunction with our condensed consolidated statements of cash flows in Part I, Item 1 of this report.

	For the Nine Months Ended September 30,		Amount Change Between Periods	Percent Change Between Periods
	2014	2013
	(in millions)
Net cash provided by operating activities	$1,075.1	$1,000.9	$74.2	7%
Net cash used in investing activities	$(1,736.0)	$(1,166.4)	$(569.6)	49%
Net cash provided by financing activities	$378.9	$159.8	$219.1	137%

Analysis of Cash Flow Changes Between the Nine Months Ended September 30, 2014, and 2013

Operating activities. Cash received from oil, gas, and NGL production revenues, net of transportation costs and production taxes, and including derivative cash settlements, increased $182.2 million, or 14 percent, to $1.5 billion for the first nine months of 2014, compared to the same period in 2013. This increase was due to an increase in production volumes and an increase in our realized equivalent price, including the effects of derivative cash settlements. Cash paid for LOE increased $4.2 million to $170.6 million for the first nine months of 2014, compared to the same period in 2013, due to increased production and increased workover activity in our Rocky Mountain region, as well as the timing of cash payments. Cash paid for interest, net of capitalized interest, during the first nine months of 2014 increased $19.3 million compared to the same period in 2013, due to the first interest payment on our 2024 Notes being made in the first quarter of 2014. Additionally, cash bonuses paid in 2014 for the 2013 performance year were $41.7 million compared to $16.0 million paid in 2013 for the 2012 performance year.

Investing activities. Capital expenditures for the first nine months of 2014 increased 18 percent compared with the same period in 2013 due to increased spending in our Eagle Ford shale and Bakken/Three Forks programs. Acquisitions of proved and unproved properties increased $397.3 million as a result of property acquisitions in our Gooseneck prospect area and Powder River Basin in the second and third quarters of 2014.

Financing activities. We had net borrowings under our credit facility of $390.0 million during the nine months ended September 30, 2014, and net repayments of $312.0 million during the same period in 2013.

Interest Rate Risk and Commodity Price Risk

Our credit agreement allows us to fix the interest rate for all or a portion of the principal balance of our revolving credit facility for a period up to six months; however, our borrowings are generally made with interest rates fixed for one month. Therefore, to the extent we do not repay the principal, our borrowings are rolled over and the interest rate is reset based on the current LIBOR or Alternate Base Rate (“ABR”) as applicable. As a result, changes in interest rates can impact results of operations and cash flows. Changes in interest rates do not impact the amount of interest we pay on our fixed-rate Senior Notes, but can impact their fair market values. As of September 30, 2014, we had $1.6 billion of fixed-rate debt outstanding. Please refer to Note 11 - Fair Value Measurements in Part I, Item 1 of this report for additional discussion on the fair value of our Senior Notes. As of September 30, 2014, we had $390.0 million of floating-rate debt outstanding. The carrying amount of our floating rate debt at September 30, 2014, approximates its fair value.

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

Non-GAAP Financial Measures

Adjusted EBITDAX represents income before interest expense, other non-operating income or expense, income taxes, depreciation, depletion, amortization, and accretion expense, exploration expense, property impairments, non-cash stock compensation expense, derivative gains and losses net of cash settlements, change in the Net Profits Plan liability, and gains and losses on divestitures. Adjusted EBITDAX excludes certain items that we believe affect the comparability of operating results and can exclude items that are generally one-time in nature or whose timing and/or amount cannot be reasonably estimated. Adjusted EBITDAX is a non-GAAP measure that is presented because we believe that it provides useful additional information to investors and analysts, as a performance measure, for analysis of our ability to internally generate funds for exploration, development, acquisitions, and to service debt. We are also subject to a financial covenant under our credit facility based on our debt to adjusted EBITDAX ratio. In addition, adjusted EBITDAX is widely used by professional research analysts and others in the valuation, comparison, and investment recommendations of companies in the oil and gas exploration and production industry, and many investors use the published research of industry research analysts in making investment decisions. Adjusted EBITDAX should not be considered in isolation or as a substitute for net income, income from operations, net cash provided by operating activities, or profitability or liquidity measures prepared under GAAP. Because adjusted EBITDAX excludes some, but not all items that affect net income and may vary among companies, the adjusted EBITDAX amounts presented may not be comparable to similar metrics of other companies. The following table provides reconciliations of our net income and net cash provided by operating activities to adjusted EBITDAX for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Net income (GAAP)	$208,938	$70,690	$334,325	$163,939
Interest expense	22,621	24,488	70,851	65,170
Other non-operating (income) expense, net	672	(28)	2,493	(64)
Income tax expense	124,748	42,334	199,660	98,921
Depreciation, depletion, amortization, and asset retirement obligation liability accretion	183,259	195,792	548,255	620,232
Exploration (1)	32,155	14,176	74,696	45,783
Impairment of proved properties	—	5,935	—	61,706
Abandonment and impairment of unproved properties	15,522	3,818	18,487	8,459
Stock-based compensation expense	10,227	7,427	24,568	25,495
Derivative (gain) loss	(190,661)	39,933	33,470	(14,685)
Derivative cash settlement gain (loss)	(274)	(1,288)	(62,894)	12,715
Change in Net Profits Plan liability	(6,399)	940	(15,280)	(6,423)
(Gain) loss on divestiture activity (2)	5,432	6,216	(52)	510
Adjusted EBITDAX (Non-GAAP)	406,240	410,433	1,228,579	1,081,758
Interest expense	(22,621)	(24,488)	(70,851)	(65,170)
Other non-operating income (expense), net	(672)	28	(2,493)	64
Income tax expense	(124,748)	(42,334)	(199,660)	(98,921)
Exploration (1)	(32,155)	(14,176)	(74,696)	(45,783)
Exploratory dry hole expense	16,385	(8)	22,844	5,878
Amortization of deferred financing costs	1,479	1,474	4,433	3,914
Deferred income taxes	124,269	42,380	198,180	98,619
Plugging and abandonment	(2,974)	(3,707)	(6,193)	(7,453)
Changes in current assets and liabilities	(7,127)	37,752	(22,087)	25,034
Other, net	1,893	(2,840)	(2,934)	2,929
Net cash provided by operating activities (GAAP)	$359,969	$404,514	$1,075,122	$1,000,869
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

Changes in Internal Control Over Financial Reporting

There have been no changes during the third quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Except as noted in Part II, Item 1 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, there have been no other material changes to the legal proceedings as previously disclosed in our 2013 Form 10-K, under Part I, Item 3. See Note 6 - Commitments and Contingencies, in Part I, Item 1 of this report, for additional discussion.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors as previously disclosed in our 2013 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c)    The following table provides information about purchases by the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the fiscal quarter ended September 30, 2014, of shares of the Company’s common stock, which is the sole class of equity securities registered by the Company pursuant to Section 12 of the Exchange Act:

PURCHASES OF EQUITY SECURITIES BY ISSUER
AND AFFILIATED PURCHASERS

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Maximum Number of Shares that May Yet Be Purchased Under the Program (2)
07/01/14 - 07/31/14	124,698	$84.15	—	3,072,184
08/01/14 - 08/31/14	212	78.70	—	3,072,184
09/01/14 - 09/30/14	32	86.53	—	3,072,184
Total:	124,942	$84.14	—	3,072,184

(1)
All shares purchased in the third quarter of 2014 were to offset tax withholding obligations that occurred upon the delivery of outstanding shares underlying RSUs and PSUs delivered under the terms of grants under our Equity Incentive Compensation Plan.

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

Our payment of cash dividends to our stockholders is subject to covenants under the terms of our credit facility that limit our annual dividend payments to no more than $50.0 million per year. We are also subject to certain covenants under our Senior Notes that restrict certain payments, including dividends; provided, however, that the first $6.5 million of dividends paid each year are not restricted by these covenants. We do not anticipate that these restrictions will limit our payment of dividends at our current rate for the foreseeable future if declared by our Board of Directors.

ITEM 6. EXHIBITS

The following exhibits are filed or furnished with or incorporated by reference into this report:

Exhibit	Description
2.1*†	Purchase Agreement dated July 29, 2014, between Baytex Energy USA LLC and SM Energy Company
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002
32.1**	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
_____________________________________

*	Filed with this report.
**	Furnished with this report.
†	Confidential Treatment has been requested with respect to portions of the exhibit. Such portions have been redacted and filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SM ENERGY COMPANY

October 29, 2014	By:	/s/ ANTHONY J. BEST
Anthony J. Best
Chief Executive Officer
(Principal Executive Officer)

October 29, 2014	By:	/s/ A. WADE PURSELL
A. Wade Pursell
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

October 29, 2014	By:	/s/ MARK T. SOLOMON
Mark T. Solomon
Vice President - Controller and Assistant Secretary
(Principal Accounting Officer)