Form 10-Q
period 2016-03-31
SM Energy Co
filed 2016-05-04
CIK 893538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016
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

As of April 27, 2016, the registrant had 68,078,567 shares of common stock, $0.01 par value, outstanding.

SM ENERGY COMPANY

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SM ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share amounts)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$51	$18
Accounts receivable	111,141	134,124
Derivative asset	281,596	367,710
Prepaid expenses and other	12,850	17,137
Total current assets	405,638	518,989

Property and equipment (successful efforts method):
Proved oil and gas properties	6,994,150	7,606,405
Less - accumulated depletion, depreciation, and amortization	(3,385,234)	(3,481,836)
Unproved oil and gas properties	231,060	284,538
Wells in progress	466,403	387,432
Oil and gas properties held for sale, net of accumulated depletion, depreciation, and amortization of $288,592 and $0, respectively	152,725	641
Other property and equipment, net of accumulated depreciation of $34,699 and $32,956, respectively	144,675	153,100
Total property and equipment, net	4,603,779	4,950,280

Noncurrent assets:
Derivative asset	160,732	120,701
Other noncurrent assets	36,907	31,673
Total other noncurrent assets	197,639	152,374
Total Assets	$5,207,056	$5,621,643

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$293,796	$302,517
Derivative liability	8,211	8
Other current liabilities	1,150	—
Total current liabilities	303,157	302,525

Noncurrent liabilities:
Revolving credit facility	293,000	202,000
Senior Notes, net of unamortized deferred financing costs (note 5)	2,271,472	2,315,970
Asset retirement obligation	105,329	137,284
Asset retirement obligation associated with oil and gas properties held for sale	33,862	241
Net Profits Plan liability	6,351	7,611
Deferred income taxes	563,105	758,279
Derivative liability	78,514	—
Other noncurrent liabilities	43,850	45,332
Total noncurrent liabilities	3,395,483	3,466,717

Commitments and contingencies (note 6)

Stockholders’ equity:
Common stock, $0.01 par value - authorized: 200,000,000 shares; issued and outstanding: 68,077,546 and 68,075,700, respectively	681	681
Additional paid-in capital	312,473	305,607
Retained earnings	1,208,900	1,559,515
Accumulated other comprehensive loss	(13,638)	(13,402)
Total stockholders’ equity	1,508,416	1,852,401
Total Liabilities and Stockholders’ Equity	$5,207,056	$5,621,643

The accompanying notes are an integral part of these condensed consolidated financial statements.

SM ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2016	2015
Operating revenues:
Oil, gas, and NGL production revenue	$211,823	$393,315
Net loss on divestiture activity (note 3)	(69,021)	(35,802)
Other operating revenues	274	8,421
Total operating revenues and other income	143,076	365,934

Operating expenses:
Oil, gas, and NGL production expense	144,543	196,151
Depletion, depreciation, amortization, and asset retirement obligation liability accretion	214,207	217,401
Exploration	15,273	37,407
Impairment of proved properties	269,785	55,526
Abandonment and impairment of unproved properties	2,311	11,627
General and administrative	32,238	43,639
Change in Net Profits Plan liability	(1,260)	(4,334)
Derivative gain	(14,228)	(154,167)
Other operating expenses	6,932	17,119
Total operating expenses	669,801	420,369

Loss from operations	(526,725)	(54,435)

Non-operating income (expense):
Interest income	6	571
Interest expense	(31,088)	(32,647)
Gain on extinguishment of debt	15,722	—

Loss before income taxes	(542,085)	(86,511)
Income tax benefit	194,875	33,453

Net loss	$(347,210)	$(53,058)

Basic weighted-average common shares outstanding	68,077	67,463

Diluted weighted-average common shares outstanding	68,077	67,463

Basic net loss per common share	$(5.10)	$(0.79)

Diluted net loss per common share	$(5.10)	$(0.79)

Dividends per common share	$0.05	$0.05

The accompanying notes are an integral part of these condensed consolidated financial statements.

SM ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	For the Three Months Ended March 31,

	2016	2015

Net loss	$(347,210)	$(53,058)
Other comprehensive loss, net of tax:
Pension liability adjustment	(236)	(176)
Total other comprehensive loss, net of tax	(236)	(176)
Total comprehensive loss	$(347,446)	$(53,234)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SM ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	For the Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(347,210)	$(53,058)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net loss on divestiture activity	69,021	35,802
Depletion, depreciation, amortization, and asset retirement obligation liability accretion	214,207	217,401
Exploratory dry hole expense	(19)	16,275
Impairment of proved properties	269,785	55,526
Abandonment and impairment of unproved properties	2,311	11,627
Stock-based compensation expense	6,868	6,024
Change in Net Profits Plan liability	(1,260)	(4,334)
Derivative gain	(14,228)	(154,167)
Derivative settlement gain	147,028	161,229
Amortization of deferred financing costs	(920)	1,957
Non-cash gain on extinguishment of debt, net	(15,722)	—
Deferred income taxes	(195,039)	(33,727)
Plugging and abandonment	(604)	(2,425)
Other, net	128	1,496
Changes in current assets and liabilities:
Accounts receivable	26,922	69,527
Refundable income taxes	5,085	(544)
Prepaid expenses and other	(101)	1,825
Accounts payable and accrued expenses	(52,294)	(45,416)
Accrued derivative settlements	4,318	(1,096)
Net cash provided by operating activities	118,276	283,922

Cash flows from investing activities:
Net proceeds from the sale of oil and gas properties	1,206	21,573
Capital expenditures	(176,370)	(544,965)
Acquisition of proved and unproved oil and gas properties	(15,044)	(10,069)
Other, net	885	(997)
Net cash used in investing activities	(189,323)	(534,458)

Cash flows from financing activities:
Proceeds from credit facility	317,000	560,000
Repayment of credit facility	(226,000)	(309,500)
Cash paid to repurchase Senior Notes	(19,917)	—
Other, net	(3)	(62)
Net cash provided by financing activities	71,080	250,438

Net change in cash and cash equivalents	33	(98)
Cash and cash equivalents at beginning of period	18	120
Cash and cash equivalents at end of period	$51	$22
The accompanying notes are an integral part of these condensed consolidated financial statements.

SM ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

Supplemental schedule of additional cash flow information and non-cash activities:

	For the Three Months Ended March 31,
	2016	2015
	(in thousands)
Cash paid for interest, net of capitalized interest	$24,453	$34,059

Net cash (refunded) paid for income taxes	$(4,689)	$94

Dividends of approximately $3.4 million were declared by the Company’s Board of Directors, but not paid, as of March 31, 2016, and 2015.

As of March 31, 2016, and 2015, $117.8 million and $318.0 million, respectively, of accrued capital expenditures were included in accounts payable and accrued expenses in the Company’s condensed consolidated balance sheets. These oil and gas property additions are reflected in net cash used in investing activities in the periods during which the payables are settled.

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

Note 2 - Basis of Presentation, Significant Accounting Policies, and Recently Issued Accounting Standards

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of SM Energy and its wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Quarterly Report on Form 10-Q and Regulation S-X. These financial statements do not include all information and notes required by GAAP for annual financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in SM Energy’s Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”). In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation of interim financial information, have been included. Operating results for the periods presented are not necessarily indicative of expected results for the full year. In connection with the preparation of the Company’s unaudited condensed consolidated financial statements, the Company evaluated subsequent events after the balance sheet date of March 31, 2016, through the filing date of this report. Certain prior period amounts have been reclassified to conform to the current period presentation on the accompanying condensed consolidated financial statements.

Significant Accounting Policies

The significant accounting policies followed by the Company are set forth in Note 1 to the Company’s consolidated financial statements in its 2015 Form 10-K, and are supplemented by the notes to the unaudited condensed consolidated financial statements in this report. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the 2015 Form 10-K.

Recently Issued Accounting Standards

Effective January 1, 2016, the Company adopted, on a retrospective basis, Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. This ASU clarifies the consolidation reporting guidance in GAAP. There was no impact to the Company’s financial statements or disclosures from the adoption of this standard.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This ASU changes the accounting for leases. This guidance is to be applied using a modified retrospective method and is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the provisions of this guidance and assessing its impact on the Company’s financial statements and disclosures.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). This ASU amends the principal versus agent guidance in ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which was issued in May 2014 (“ASU 2014-09”). Further, in April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. This ASU also amends ASU 2014-09 and is related to the identification of performance obligations and accounting for licenses. The effective date and transition requirements for both of these amendments to ASU 2014-09 are the same as those of ASU 2014-09, which was deferred for one year by ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. That is, the guidance under these standards is to be applied using a full retrospective method or a modified retrospective method, as outlined in the guidance, and is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted only for annual periods, and interim period within those annual periods, beginning after December 15, 2016. The Company is currently evaluating the provisions of each of these standards and assessing their impact on the Company’s financial statements and disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU makes targeted amendments to the accounting for employee share-based payments. This guidance is to be applied using various transition methods such as full retrospective, modified retrospective, and prospective based on the criteria for the specific amendments as outlined in the guidance. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. Early adoption is permitted, as long as all of the amendments are adopted in the same period. The Company is currently evaluating the provisions of this guidance and assessing its impact on the Company’s financial statements and disclosures.

Other than as disclosed above or in the 2015 Form 10-K, there are no other accounting standards applicable to the Company that would have a material effect on the Company’s financial statements and related disclosures that have been issued but not yet adopted by the Company as of March 31, 2016, and through the filing date of this report.

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

As of March 31, 2016, the accompanying condensed consolidated balance sheets (“accompanying balance sheets”) present $152.7 million of assets held for sale, net of accumulated depletion, depreciation, and amortization expense, which consists of certain non-core assets in each of the Company’s operating regions. A corresponding asset retirement obligation liability of $33.9 million is separately presented. Certain of these assets were written down by $68.3 million to reflect fair value, less estimated costs to sell, upon reclassification to assets held for sale, as of March 31, 2016. The Company is actively marketing its assets held for sale and expects to close the transactions prior to December 31, 2016. During the quarter ended March 31, 2015, the Company recorded write-downs to fair value less estimated costs to sell, of $30.0 million for certain of its Mid-Continent region assets held for sale as of March 31, 2015.

The write-downs to fair value less estimated costs to sell, are reflected in the net loss on divestiture activity line item in the accompanying condensed consolidated statements of operations (“accompanying statements of operations”).

The Company determined that these planned asset sales do not qualify for discontinued operations accounting under financial statement presentation authoritative guidance.

Note 4 - Income Taxes

The income tax benefit recorded for each of the three months ended March 31, 2016, and 2015, differs from the amounts that would be provided by applying the statutory United States federal income tax rate to income before income taxes primarily due to the effect of state income taxes, changes in valuation allowances, research and development (“R&D”) credits, and other permanent differences. The quarterly rate can also be affected by the proportional effects of forecasted net income or loss as of each period end presented.

The provision for income taxes consists of the following:

	For the Three Months Ended March 31,
	2016	2015
	(in thousands)
Current portion of income tax expense (benefit):
Federal	$—	$—
State	164	274
Deferred portion of income tax benefit	(195,039)	(33,727)
Total income tax benefit	$(194,875)	$(33,453)
Effective tax rate	35.9%	38.7%

On a year-to-date basis, a change in the Company’s effective tax rate between reported periods will generally reflect differences in its estimated highest marginal state tax rate due to changes in the composition of income from various state tax jurisdictions. Cumulative effects of state rate changes are reflected in the period legislation is enacted.

The Company is generally no longer subject to United States federal or state income tax examinations by tax authorities for years before 2007. During the first quarter of 2016, the Company received an expected $4.9 million refund of tax and interest after the Company and the Internal Revenue Service (“IRS”) reached a final agreement on the examination of the Company’s 2007 - 2011 tax years. There were no material adjustments to previously recorded amounts. During the quarter ended September 30, 2015, the IRS initiated an audit of the tax partnership between the Company and Mitsui E&P Texas LP for the 2013 tax year. The Company has a significant investment in the underlying assets of this tax partnership. The Company received notice during the first quarter of 2016 that the IRS concluded the audit with no adjustments.

Note 5 - Long-Term Debt

Revolving Credit Facility

As of March 31, 2016, the Company’s Fifth Amended and Restated Credit Agreement, as amended (the “Credit Agreement”), provided for a maximum loan amount of $2.5 billion, a borrowing base of $2.0 billion, and aggregate lender commitments of $1.5 billion. The maturity date is December 10, 2019.

On April 8, 2016, the Company entered into a Sixth Amendment to the Credit Agreement (the Credit Agreement as amended, the “Amended Credit Agreement”) with its lenders. Pursuant to the amendment, and as part of the regular, semi-annual borrowing base redetermination process, the borrowing base was reduced to $1.25 billion. This expected reduction was primarily due to the decline in commodity prices resulting in a decrease in the Company’s proved reserves as of December 31, 2015. The next scheduled redetermination date is October 1, 2016. The borrowing base redetermination process considers the value of both the Company’s proved oil and gas properties reflected in the Company’s applicable reserve report and commodity derivative contracts, each as determined by the lender group. The amendment also reduced the current aggregate lender commitments to $1.25 billion, and changed the required percentage of oil and gas properties subject to a mortgage to at least 90 percent of the total PV-9 of the oil and gas properties evaluated in the most recently completed reserve report. Further, the amendment to the Credit Agreement revised certain of the Company’s covenants under the Credit Agreement and modified the borrowing base utilization grid, as discussed below.

The Company must comply with certain financial and non-financial covenants under the terms of the Amended Credit Agreement, including covenants limiting dividend payments and requiring the Company to maintain certain financial ratios. As of March 31, 2016, the Credit Agreement required that as of the last day of each of the Company’s fiscal quarters, the Company’s ratio of total debt to 12-month trailing adjusted EBITDAX, as defined by the Credit Agreement, be not more than 4.0 to 1.0, and that the Company’s adjusted current ratio, as defined by the Credit Agreement, be not less than 1.0 to 1.0. Effective as of April 8, 2016, the total debt to adjusted EBITDAX ratio financial covenant was deleted as part of the amendment of the Credit Agreement. Financial covenants under the Amended Credit Agreement now require as of the last day of each of the Company’s fiscal quarters, the Company’s ratio of senior secured debt to 12-month trailing adjusted EBITDAX, as defined by the Amended Credit Agreement, be not more than 2.75 to 1.0, the adjusted current ratio, as defined by the Amended Credit Agreement, be not less than 1.0 to 1.0, and the ratio of 12-month trailing adjusted EBITDAX to interest expense, as defined by the Amended Credit Agreement, be not less than 2.0 to 1.0. The Company was in compliance with all financial and non-financial covenants under the Credit Agreement as of March 31, 2016, and under the Amended Credit Agreement through the filing date of this report.

Interest and commitment fees are accrued based on a borrowing base utilization grid.  Eurodollar loans accrue interest at the London Interbank Offered Rate plus the applicable margin from the utilization table below, and Alternate Base Rate (“ABR”) and swingline loans accrue interest at prime plus the applicable margin from the utilization table below.  Commitment fees are accrued on the unused portion of the aggregate commitment amount and are included in interest expense in the accompanying statements of operations. As of March 31, 2016, interest and commitment fees were accrued based on the borrowing base utilization grid set forth in Note 5 to the Company’s consolidated financial statements in its 2015 Form 10-K. Effective as of April 8, 2016, the revised borrowing base utilization grid under the Amended Credit Agreement is as follows:

Borrowing Base Utilization Grid

Borrowing Base Utilization Percentage	<25%	≥25% <50%	≥50% <75%	≥75% <90%	≥90%
Eurodollar Loans	1.750%	2.000%	2.250%	2.500%	2.750%
ABR Loans or Swingline Loans	0.750%	1.000%	1.250%	1.500%	1.750%
Commitment Fee Rate	0.300%	0.300%	0.350%	0.375%	0.375%

The following table presents the outstanding balance, total amount of letters of credit outstanding, and available borrowing capacity under the Amended Credit Agreement as of April 27, 2016, and under the Credit Agreement as of March 31, 2016, and December 31, 2015:

	As of April 27, 2016	As of March 31, 2016	As of December 31, 2015
	(in thousands)
Credit facility balance (1)	$294,500	$293,000	$202,000
Letters of credit (2)	$200	$200	$200
Available borrowing capacity	$955,300	$1,206,800	$1,297,800
____________________________________________
(1) Deferred financing costs attributable to the credit facility are presented as a component of other noncurrent assets on the accompanying balance sheets and thus are not deducted from the credit facility balance.
(2) Letters of credit outstanding reduce the amount available under the credit facility on a dollar-for-dollar basis.

Senior Notes
The Company’s Senior Notes consist of 6.50% Senior Notes due 2021, 6.125% Senior Notes due 2022, 6.50% Senior Notes due 2023, 5.0% Senior Notes due 2024, and 5.625% Senior Notes due 2025 (collectively referred to as “Senior Notes”). The Senior Notes, net of unamortized deferred financing costs, line on the accompanying balance sheets as of March 31, 2016, and December 31, 2015, consisted of the following:

	As of March 31, 2016			As of December 31, 2015
	Senior Notes	Unamortized Deferred Financing Costs	Senior Notes, Net of Unamortized Deferred Financing Costs	Senior Notes	Unamortized Deferred Financing Costs	Senior Notes, Net of Unamortized Deferred Financing Costs
	(in thousands)
6.50% Senior Notes due 2021	$346,955	$3,896	$343,059	$350,000	$4,106	$345,894
6.125% Senior Notes due 2022	561,796	7,863	553,933	600,000	8,714	591,286
6.50% Senior Notes due 2023	394,985	4,983	390,002	400,000	5,231	394,769
5.0% Senior Notes due 2024	500,000	7,224	492,776	500,000	7,455	492,545
5.625% Senior Notes due 2025	500,000	8,298	491,702	500,000	8,524	491,476
Total	$2,303,736	$32,264	$2,271,472	$2,350,000	$34,030	$2,315,970

The Senior Notes are unsecured senior obligations and rank equal in right of payment with all of the Company’s existing and any future unsecured senior debt, and are senior in right of payment to any future subordinated debt. There are no subsidiary guarantors of the Senior Notes.  The Company is subject to certain covenants under the indentures governing the Senior Notes that limit the Company’s ability to incur additional indebtedness, issue preferred stock, and make restricted payments, including dividends; however, the first $6.5 million of dividends paid each year are not restricted by the restricted payment covenant. The Company was in compliance with all covenants under its Senior Notes as of March 31, 2016, and through the filing date of this report. All Senior Notes are registered under the Securities Act of 1933, as amended (the “Securities Act”). The Company may redeem some or all of its Senior Notes prior to their maturity at redemption prices based on a premium plus accrued and unpaid interest as described in the indentures governing the Senior Notes.

During the first quarter of 2016, the Company repurchased a total of $46.3 million in aggregate principal amount of Senior Notes in open market transactions for a settlement amount of $29.9 million, excluding interest. Of the $29.9 million settlement amount, $10.0 million related to transactions that were executed during the first quarter of 2016; however, the cash settlement occurred subsequent to March 31, 2016. The Company recorded a net gain on extinguishment of debt related to the repurchase of a portion of its 6.50% Senior Notes due 2021, 6.125% Senior Notes due 2022, and 6.50% Senior Notes due 2023 of approximately $15.7 million for the quarter ended March 31, 2016. This amount includes a gain of $16.4 million associated with the discount realized upon repurchase, which was partially offset by approximately $700,000 related to the acceleration of unamortized deferred financing costs. The Company accounted for the repurchases under the extinguishment method of accounting. The Company canceled the repurchased notes upon cash settlement.

Note 6 - Commitments and Contingencies

Commitments

There were no material changes in commitments during the first three months of 2016, except as discussed below. Please refer to Note 6 - Commitments and Contingencies in the Company’s 2015 Form 10-K for additional discussion.

During the first quarter of 2016, the Company renegotiated the terms of certain drilling rig contracts to provide increased flexibility with regard to the timing of activity and payment. For the three months ended March 31, 2016, and 2015, the Company incurred $5.0 million and $3.2 million, respectively, of expense related to the early termination of drilling rig contracts or fees incurred for rigs placed on standby, which are recorded in the other operating expenses line item in the accompanying statements of operations.

During the first quarter of 2016, the Company entered into amendments to certain oil gathering and gas gathering agreements related to its outside-operated Eagle Ford shale assets, neither of which previously had a minimum volume commitment, in order to obtain more favorable rates and terms. Under these amended agreements, as of March 31, 2016, the Company is now committed to deliver 303 Bcf of natural gas and 40 MMBbl of oil through 2034. In the event that the Company delivers no product under these amended agreements, the Company’s aggregate undiscounted deficiency payments would be approximately $351.2 million at March 31, 2016; however, because of the Company’s partial ownership interest in the gathering systems used to provide the services under these agreements, the Company is entitled to receive its share of operating income generated by the systems, and thus would expect to receive approximately $247.9 million if the $351.2 million shortfall payment was required. During the first quarter of 2016, the Company also entered into an amendment to a gas gathering agreement related to its operated Eagle Ford shale assets, which reduced the Company’s volume commitment amount as of December 31, 2015, by 829 Bcf, and reduced the aggregate undiscounted deficiency payments by $118.2 million through 2021. As of March 31, 2016, the Company has total gathering, processing, and transportation throughput commitments with various third parties that require delivery of a minimum amount of 1,624 Bcf of natural gas, 75 MMBbl of crude oil, and 14 MMBbl of natural gas liquids through 2034. If the Company delivers no product, the aggregate undiscounted deficiency payments total approximately $1.1 billion through 2034, prior to considering the $247.9 million of operating income the Company would expect to receive if certain payments were required as outlined above.

As of the filing date of this report, the Company does not expect to incur any material shortfalls with regard to its gathering, processing, and transportation throughput commitments.

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

The Company is subject to routine severance, royalty and joint interest audits from regulatory authorities, non-operators and others, as the case may be, and records accruals for estimated exposure when a claim is deemed probable and estimable. Additionally, the Company is subject to various possible contingencies that arise from third party interpretations of the Company’s contracts or otherwise affecting the oil and natural gas industry. Such contingencies include differing interpretations as to the prices at which oil and natural gas sales may be made, the prices that royalty owners are paid for production from their leases, allowable costs under joint interest arrangements, and other matters. As of March 31, 2016, the Company had $4.4 million accrued for estimated exposure related to claims for payment of royalties on certain Federal and Indian leases. Although the Company believes that it has properly estimated its potential exposure with respect to these claims based on various contracts, laws and regulations, administrative rulings, and interpretations thereof, adjustments could be required as new interpretations and regulations arise.

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

Total compensation expense recorded for PSUs for the three months ended March 31, 2016, and 2015, was $2.9 million and $2.3 million, respectively. As of March 31, 2016, there was $15.2 million of total unrecognized compensation expense related to unvested PSU awards, which is being amortized through 2018. There have been no material changes to the outstanding and non-vested PSUs during the three months ended March 31, 2016.

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

Total compensation expense recorded for RSUs was $3.2 million and $2.9 million for the three months ended March 31, 2016, and 2015, respectively. As of March 31, 2016, there was $15.4 million of total unrecognized compensation expense related to unvested RSU awards, which is being amortized through 2018. There have been no material changes to the outstanding and non-vested RSUs during the three months ended March 31, 2016.

Note 8 - Pension Benefits

Pension Plans

The Company has a non-contributory defined benefit pension plan covering substantially all of its employees who joined the Company prior to January 1, 2015, and who meet age and service requirements (the “Qualified Pension Plan”). The Company also has a supplemental non-contributory pension plan covering certain management employees (the “Nonqualified Pension Plan” and together with the Qualified Pension Plan, the “Pension Plans”). The Company froze the Pension Plans to new participants, effective as of December 31, 2015. Employees participating in the Pension Plans as of December 31, 2015, will continue to earn benefits.

Components of Net Periodic Benefit Cost for the Pension Plans

The following table presents the components of the net periodic benefit cost for the Pension Plans:

	For the Three Months Ended March 31,
	2016	2015
	(in thousands)
Service cost	$1,987	$1,584
Interest cost	624	548
Expected return on plan assets that reduces periodic pension cost	(545)	(494)
Amortization of prior service cost	4	4
Amortization of net actuarial loss	372	172
Net periodic benefit cost	$2,442	$1,814

Prior service costs are amortized on a straight-line basis over the average remaining service period of active participants. Gains and losses in excess of 10 percent of the greater of the benefit obligation and the market-related value of assets are amortized over the average remaining service period of active participants.

Contributions

The Company contributed $4.0 million to the Pension Plans during the three months ended March 31, 2016.

Note 9 - Earnings Per Share

Basic net income or loss per common share is calculated by dividing net income or loss available to common stockholders by the basic weighted-average common shares outstanding for the respective period. The earnings per share calculations reflect the impact of any repurchases of shares of common stock made by the Company.

Diluted net income or loss per common share is calculated by dividing adjusted net income or loss by the diluted weighted-average common shares outstanding, which includes the effect of potentially dilutive securities. Potentially dilutive securities for this calculation consist of unvested RSUs and contingent PSUs. The treasury stock method is used to measure the dilutive impact of these stock awards.

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

When the Company recognizes a loss from continuing operations, as was the case for the three months ended March 31, 2016, and 2015, all potentially dilutive shares are anti-dilutive and are consequently excluded from the calculation of diluted net loss per common share. For the three months ended March 31, 2016, and 2015, weighted-average anti-dilutive securities related to unvested RSUs and contingent PSUs totaled approximately 49,000 and 452,000 shares, respectively.

The following table sets forth the calculations of basic and diluted earnings per share:

	For the Three Months Ended March 31,
	2016	2015
	(in thousands, except per share amounts)
Net loss	$(347,210)	$(53,058)
Basic weighted-average common shares outstanding	68,077	67,463
Add: dilutive effect of unvested RSUs and contingent PSUs	—	—
Diluted weighted-average common shares outstanding	68,077	67,463
Basic net loss per common share	$(5.10)	$(0.79)
Diluted net loss per common share	$(5.10)	$(0.79)

Note 10 - Derivative Financial Instruments

Summary of Oil, Gas, and NGL Derivative Contracts in Place

The Company has entered into various commodity derivative contracts to mitigate a portion of its exposure to potentially adverse market changes in commodity prices and the associated impact on cash flows. All contracts are entered into for other-than-trading purposes. The Company’s derivative contracts consist of swap and collar arrangements for oil, gas, and NGLs. In a typical commodity swap agreement, if the agreed upon published third-party index price (“index price”) is lower than the swap fixed price, the Company receives the difference between the index price and the agreed upon swap fixed price. If the index price is higher than the swap fixed price, the Company pays the difference.  For collar arrangements, the Company receives the difference between an agreed upon index and the floor price if the index price is below the floor price. The Company pays the difference between the agreed upon ceiling price and the index price if the index price is above the ceiling price. No amounts are paid or received if the index price is between the floor and ceiling prices.

As of March 31, 2016, the Company had commodity derivative contracts outstanding through the second quarter of 2020 as summarized in the tables below. During the three months ended March 31, 2016, the Company restructured certain of its gas derivative contracts by buying fixed price volumes to offset existing 2018 and 2019 fixed price swap contracts totaling 55.0 million MMBtu. The Company then entered into new 2017 fixed price swap contracts totaling 38.6 million MMBtu with a contract price of $4.43 per MMBtu. No cash or other consideration was included as part of the restructuring. The net result of buying fixed price volumes in 2018 and 2019 is that the Company does not have any protection against natural gas price volatility in those years.

Subsequent to March 31, 2016, the Company entered into derivative fixed price swap contracts through the fourth quarter of 2018 for a total of 37.9 million MMBtu of gas production with contract prices ranging from $2.36 to $3.19 per MMBtu, as well as a derivative fixed price swap contract through the fourth quarter of 2017 for 1.0 million Bbls of oil production with a contract price of $47.15 per Bbl. Additionally, subsequent to March 31, 2016, the Company entered into derivative collar contracts through the fourth quarter of 2017 for a total of 2.7 million Bbls of oil production with contract floor prices ranging from $40.00 to $45.00 per Bbl and contract ceiling prices ranging from $50.35 to $52.85 per Bbl.

The following tables summarize the approximate volumes and average contract prices of contracts the Company had in place as of March 31, 2016:

Oil Swaps

Contract Period	NYMEX WTI Volumes	Weighted-Average Contract Price
	(Bbls)	(per Bbl)
Second quarter 2016	1,752,000	$86.73
Third quarter 2016	1,840,000	$71.80
Fourth quarter 2016	1,399,000	$67.73
2017	2,035,000	$44.84
All oil swaps	7,026,000

Natural Gas Swaps

Contract Period	Sold Volumes	Weighted-Average Contract Price	Purchased Volumes	Weighted- Average Contract Price	Net Volumes
	(MMBtu)	(per MMBtu)	(MMBtu)	(per MMBtu)	(MMBtu)
Second quarter 2016	20,780,000	$3.40	—	$—	20,780,000
Third quarter 2016	18,830,000	$3.38	—	$—	18,830,000
Fourth quarter 2016	18,988,000	$3.69	—	$—	18,988,000
2017	85,019,000	$4.09	—	$—	85,019,000
2018	30,606,000	$4.27	(30,606,000)	$4.27	—
2019	24,415,000	$4.34	(24,415,000)	$4.34	—
All gas swaps*	198,638,000		(55,021,000)		143,617,000

*Total net volumes of natural gas swaps are comprised of IF El Paso Permian (2%), IF HSC (97%), and IF NNG Ventura (1%).

NGL Swaps

	OPIS Purity Ethane Mont Belvieu		OPIS Propane Mont Belvieu Non-TET		OPIS Normal Butane Mont Belvieu Non-TET		OPS Isobutane Mont Belvieu Non-TET
Contract Period	Volumes	Weighted-Average Contract Price	Volumes	Weighted-Average Contract Price	Volumes	Weighted-Average Contract Price	Volumes	Weighted-Average Contract Price
	(Bbls)	(per Bbl)	(Bbls)	(per Bbl)	(Bbls)	(per Bbl)	(Bbls)	(per Bbl)
Second quarter 2016	828,000	$8.28	949,000	$19.64	208,000	$24.02	174,000	$24.68
Third quarter 2016	751,000	$8.70	863,000	$19.03	186,000	$21.86	155,000	$22.42
Fourth quarter 2016	687,000	$8.71	792,000	$18.53	170,000	$21.86	141,000	$22.42
2017	3,062,000	$8.92	—	$—	—	$—	—	$—
2018	2,435,000	$10.18	—	$—	—	$—	—	$—
2019	1,200,000	$10.92	—	$—	—	$—	—	$—
2020	539,000	$11.13	—	$—	—	$—	—	$—
Total NGL swaps	9,502,000		2,604,000		564,000		470,000

Derivative Assets and Liabilities Fair Value

The Company’s commodity derivatives are measured at fair value and are included in the accompanying balance sheets as derivative assets and liabilities. The fair value of the commodity derivative contracts was a net asset of $355.6 million as of March 31, 2016, and a net asset of $488.4 million as of December 31, 2015.

The following tables detail the fair value of derivatives recorded in the accompanying balance sheets, by category:

	As of March 31, 2016
	Derivative Assets		Derivative Liabilities
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
	(in thousands)
Commodity contracts	Current assets	$281,596	Current liabilities	$8,211
Commodity contracts	Noncurrent assets	160,732	Noncurrent liabilities	78,514
Derivatives not designated as hedging instruments		$442,328		$86,725

	As of December 31, 2015
	Derivative Assets		Derivative Liabilities
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
	(in thousands)
Commodity contracts	Current assets	$367,710	Current liabilities	$8
Commodity contracts	Noncurrent assets	120,701	Noncurrent liabilities	—
Derivatives not designated as hedging instruments		$488,411		$8

Offsetting of Derivative Assets and Liabilities

As of March 31, 2016, and December 31, 2015, all derivative instruments held by the Company were subject to master netting arrangements with various financial institutions. In general, the terms of the Company’s agreements provide for offsetting of amounts payable or receivable between it and the counterparty, at the election of both parties, for transactions that settle on the same date and in the same currency. The Company’s agreements also provide that in the event of an early termination, the counterparties have the right to offset amounts owed or owing under that and any other agreement with the same counterparty. The Company’s accounting policy is to not offset these positions in its accompanying balance sheets.

The following table provides a reconciliation between the gross assets and liabilities reflected on the accompanying balance sheets and the potential effects of master netting arrangements on the fair value of the Company’s derivative contracts:

	Derivative Assets		Derivative Liabilities
	As of		As of
Offsetting of Derivative Assets and Liabilities	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
	(in thousands)
Gross amounts presented in the accompanying balance sheets	$442,328	$488,411	$(86,725)	$(8)
Amounts not offset in the accompanying balance sheets	(86,725)	(8)	86,725	8
Net amounts	$355,603	$488,403	$—	$—

The following table summarizes the components of the derivative gain presented in the accompanying statements of operations:

	For the Three Months Ended March 31,
	2016	2015
	(in thousands)
Derivative settlement gain:
Oil contracts	$(99,992)	$(106,214)
Gas contracts	(41,053)	(34,232)
NGL contracts	(5,983)	(20,783)
Total derivative settlement gain	$(147,028)	$(161,229)

Total derivative (gain) loss:
Oil contracts	$(10,432)	$(73,860)
Gas contracts	(24,023)	(82,339)
NGL contracts	20,227	2,032
Total derivative gain	$(14,228)	$(154,167)

Credit Related Contingent Features

As of March 31, 2016, and through the filing date of this report, all of the Company’s derivative counterparties were members of the Company’s credit facility lender group. On or before June 10, 2016, the Company is obligated to mortgage additional assets so that the Company’s obligations under the Amended Credit Agreement and derivative contracts are secured by mortgages on assets having a value equal to at least 90 percent of the total PV-9 of the Company’s proved oil and gas properties evaluated in the most recently approved reserve report.

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
The following table is a listing of the Company’s assets and liabilities that are measured at fair value in the accompanying balance sheets and where they are classified within the fair value hierarchy as of March 31, 2016:

	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Derivatives (1)	$—	$442,328	$—
Total property and equipment, net (2)	$—	$—	$439,942
Liabilities:
Derivatives (1)	$—	$86,725	$—
Net Profits Plan (1)	$—	$—	$6,351
____________________________________________
(1) This represents a financial asset or liability that is measured at fair value on a recurring basis.
(2) This represents a non-financial asset that is measured at fair value on a nonrecurring basis.

The following table is a listing of the Company’s assets and liabilities that are measured at fair value in the accompanying balance sheets and where they were classified within the fair value hierarchy as of December 31, 2015:

	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Derivatives (1)	$—	$488,411	$—
Total property and equipment, net (2)	$—	$—	$124,813
Liabilities:
Derivatives (1)	$—	$8	$—
Net Profits Plan (1)	$—	$—	$7,611
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

The Company records the estimated fair value of the long-term liability for estimated future payments under the Net Profits Plan based on the discounted value of estimated future payments associated with each individual pool. A discount rate of 10 percent was used to calculate this liability, and is intended to represent the Company’s best estimate of the present value of expected future payments under the Net Profits Plan.

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

If the commodity prices used in the calculation changed by five percent, the liability recorded at March 31, 2016, would differ by approximately $1.0 million. A one percent increase or decrease in the discount rate would result in a change of approximately $250,000. Actual cash payments to be made to participants in future periods are dependent on realized actual production, realized commodity prices, and costs associated with the properties in each individual pool of the Net Profits Plan. Consequently, actual cash payments are inherently different from the amounts estimated.

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

The following table reflects the activity for the Company’s Net Profits Plan liability measured at fair value using Level 3 inputs:

For the Three Months Ended March 31, 2016
(in thousands)
Beginning balance	$7,611
Net decrease in liability (1)	(291)
Net settlements (1) (2)	(969)
Transfers in (out) of Level 3	—
Ending balance	$6,351

____________________________________________

(1)	Net changes in the Company’s Net Profits Plan liability are shown in the Change in Net Profits Plan liability line item of the accompanying statements of operations.

(2)	Settlements represent cash payments made or accrued under the Net Profits Plan.

Long-Term Debt
The following table reflects the fair value of the Senior Notes measured using Level 1 inputs based on quoted secondary market trading prices. The Senior Notes were not presented at fair value on the accompanying balance sheets as of March 31, 2016, or December 31, 2015, as they were recorded at carrying value, net of unamortized deferred financing costs. Please refer to Note 5 - Long-Term Debt for discussion of the Company’s repurchase of a portion of its Senior Notes during the first quarter of 2016.

	As of March 31, 2016		As of December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
6.50% Senior Notes due 2021	$346,955	$257,399	$350,000	$262,938
6.125% Senior Notes due 2022	561,796	410,813	600,000	440,250
6.50% Senior Notes due 2023	394,985	282,414	400,000	296,000
5.0% Senior Notes due 2024	500,000	344,375	500,000	334,065
5.625% Senior Notes due 2025	500,000	347,500	500,000	326,875
Total Senior Notes	$2,303,736	$1,642,501	$2,350,000	$1,660,128

The carrying value of the Company’s credit facility approximates its fair value, as the applicable interest rates are floating, based on prevailing market rates.

Proved and Unproved Oil and Gas Properties

Total property and equipment, net, measured at fair value within the accompanying balance sheets totaled $439.9 million and $124.8 million as of March 31, 2016, and December 31, 2015, respectively.

Proved oil and gas property costs are evaluated for impairment and reduced to fair value when there is an indication the carrying costs may not be recoverable. The Company uses Level 3 inputs and the income valuation technique, which converts future amounts to a single present value amount, to measure the fair value of proved properties through an application of discount rates and price forecasts representative of the current operating environment, as selected by the Company’s management. The calculation of the discount rates are based on the best information available and were estimated to be 10 percent to 15 percent based on the reservoir specific weightings of future estimated proved and unproved cash flows as of March 31, 2016, and December 31, 2015. The Company believes the discount rates are representative of current market conditions and take into account estimates of future cash payments, reserve categories, expectations of possible variations in the amount and/or timing of cash flows, the risk premium, and nonperformance risk. The prices for oil and gas are forecast based on NYMEX strip pricing, adjusted for basis differentials, for the first five years, after which a flat terminal price is used for each commodity stream. The prices for NGLs are forecast using OPIS Mont Belvieu pricing, for as long as the market is actively trading, after which a flat terminal price is used. Future operating costs are also adjusted as deemed appropriate for these estimates. The Company recorded impairment of proved properties expense of $269.8 million for the three months ended March 31, 2016, due to the decline in proved and risk-adjusted probable and possible reserve expected cash flows for the Company’s outside-operated Eagle Ford assets, driven by continued commodity price declines between year-end 2015 and March 31, 2016. As of December 31, 2015, certain of the Company’s proved oil and gas properties in each of its operating regions were measured at fair value.

Unproved oil and gas property costs are evaluated for impairment and reduced to fair value when there is an indication that the carrying costs may not be recoverable.  To measure the fair value of unproved properties, the Company uses a market approach, which takes into account the following significant assumptions: future development plans, risk weighted potential resource recovery, and estimated reserve values. The Company recorded abandonment and impairment of unproved properties expense of $2.3 million for the three months ended March 31, 2016, resulting from lease expirations on acreage the Company no longer intended to develop. As of December 31, 2015, certain of the Company’s unproved properties were measured at fair value resulting from lease expirations and acreage the Company no longer intended to develop in light of changes in drilling plans in response to the decline in commodity prices.
Other property and equipment costs are evaluated for impairment and reduced to fair value when there is an indication the carrying costs may not be recoverable. Fair value of other property and equipment is valued using an income valuation technique or market approach depending on the quality of information available to support management’s assumptions and the circumstances. The valuation includes consideration of the proved and unproved assets supported by the property and equipment, future cash flows associated with the assets, and fixed costs necessary to operate and maintain the assets. The Company recorded impairment of other property and equipment expense of $49.4 million for the year ended December 31, 2015, on the Company’s gathering system assets in east Texas. These assets were impaired in conjunction with the impairment of the associated proved and unproved properties, which the Company does not intend to develop during an environment of sustained low commodity prices.

Proved properties classified as held for sale, including the corresponding asset retirement obligation liability, are valued using a market approach, based on an estimated selling price, as evidenced by the most current bid prices received from third parties, if available. If an estimated selling price is not available, the Company utilizes the income valuation technique discussed above. Unproved properties classified as held for sale are valued using a market approach, based on an estimated selling price, as evidenced by the most current bid prices received from third parties. If an estimated selling price is not available, the Company estimates acreage value based on the price received for similar acreage in recent transactions by the Company or other market participants in the principal market. For the three months ended March 31, 2016, write-downs to fair value less costs to sell on certain assets held for sale totaled $68.3 million. These write-downs are included within the net loss on divestiture activity line item on the accompanying statements of operations. Please refer to Note 3 – Assets Held for Sale. There were no assets held for sale recorded at fair value as of December 31, 2015 as the carrying value was below the estimated fair value less costs to sell.

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

We currently focus our capital investments on our development positions in the Eagle Ford shale, Bakken/Three Forks, and Permian Basin resource plays. We also have a delineation and exploration program in the Powder River Basin.

In the first quarter of 2016, we had the following financial and operational results:

•
Average net daily production for the three months ended March 31, 2016, was 45.3 MBbls of oil, 392.2 MMcf of gas, and 36.8 MBbls of NGLs, for a quarterly equivalent daily production rate of 147.5 MBOE, compared with 186.4 MBOE for the same period in 2015. Please see additional discussion below under Production Results.

•
We recorded a net loss of $347.2 million, or $5.10 per diluted share, for the three months ended March 31, 2016, compared to a net loss of $53.1 million, or $0.79 per diluted share, for the three months ended March 31, 2015. Please refer to Comparison of Financial Results and Trends Between the Three Months Ended March 31, 2016, and 2015, below for additional discussion regarding the components of net loss.

•
Costs incurred for oil and gas property acquisitions and exploration and development activities for the three months ended March 31, 2016, totaled $227.4 million. The majority of our drilling and completion costs incurred during this period were in our Eagle Ford shale, Bakken/Three Forks, and Permian Basin programs. Total costs incurred for the same period in 2015 were $499.7 million. Please refer to Overview of Liquidity and Capital Resources below for additional discussion on how we expect to fund our capital program.

•
Adjusted EBITDAX, a non-GAAP financial measure, for the three months ended March 31, 2016, was $182.3 million, compared to $311.9 million for the same period in 2015. Please refer to Non-GAAP Financial Measures below for additional discussion, including our definition of adjusted EBITDAX and reconciliations of our net loss and net cash provided by operating activities to adjusted EBITDAX.

Oil, Gas, and NGL Prices

Our financial condition and the results of our operations are significantly affected by the prices we receive for our oil, gas, and NGL production, which can fluctuate dramatically. We sell the majority of our gas under contracts using first-of-the-month index pricing, which means gas produced in a given month is sold at the first-of-the-month price regardless of the spot price on the day the gas is produced.  For assets where high BTU gas is sold at the wellhead, we also receive additional value for the higher energy content contained in the gas stream. Our NGL production is generally sold using contracts paying us a monthly average of the posted OPIS daily settlement prices, adjusted for processing, transportation, and location differentials. Our oil is sold using the calendar month average of the NYMEX WTI daily contract settlement prices during the month of production, adjusted for quality, transportation, American Petroleum Institute (“API”) gravity, and location differentials. When we refer to realized oil, gas, and NGL prices below, the disclosed price represents the average price for the respective period, before the effects of derivative settlements, unless otherwise indicated.

The following table summarizes commodity price data, as well as the effects of derivative settlements, for the first quarter of 2016, as well as the fourth and first quarters of 2015:

	For the Three Months Ended
	March 31, 2016	December 31, 2015	March 31, 2015
Crude Oil (per Bbl):
Average NYMEX price	$33.41	$42.02	$48.49
Realized price, before the effect of derivative settlements	$25.67	$34.93	$38.56
Oil derivative settlement gain	$24.27	$20.88	$20.33

Natural Gas:
Average NYMEX price (per MMBtu)	$1.96	$2.11	$2.87
Realized price, before the effect of derivative settlements (per Mcf)	$1.87	$2.19	$2.76
Natural gas derivative settlement gain (per Mcf)	$1.15	$0.77	$0.75

NGLs (per Bbl): (1)
Average OPIS price	$15.99	$18.48	$21.53
Realized price, before the effect of derivative settlements	$11.76	$14.99	$16.67
NGL derivative settlement gain	$1.78	$0.61	$5.33
____________________________________________

(1)
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

We expect future prices for oil, gas, and NGLs to be volatile.  In addition to supply and demand fundamentals, as a global commodity, the price of oil is affected by real or perceived geopolitical risks in oil producing regions of the world, particularly the Middle East, and the relative strength of the U.S. dollar compared to other currencies.  In late 2015, the U.S. lifted its ban on the export of crude oil, which we expect will help balance supply and demand within North America. Crude oil prices continued to decline into 2016 primarily due to slower global economic growth combined with excess global supply before improving slightly in March 2016. We expect this imbalance between supply and demand to remain throughout 2016, keeping crude oil prices at levels below their five-year average. Gas prices also continued to deteriorate during the first quarter of 2016, as the United States experienced a warmer than normal winter. Supply remains in excess of demand for natural gas, resulting in higher levels of gas in storage compared to the five-year average.  NGL prices remained under downward pressure during the first quarter of 2016, primarily due to the drop in oil and gas prices and high inventory levels. Prices for certain NGL components, specifically propane, began to rebound late in the first quarter of 2016 as a result of a decrease in inventory levels.  In response to lower oil, gas, and NGL prices, industry participants continued to cut capital spending in the first quarter of 2016 as compared to 2015 levels. We expect the lower capital spending by industry participants to eventually result in a decrease in supply, which should drive commodity prices higher for all products.

The following table summarizes 12-month strip prices for NYMEX WTI oil, NYMEX Henry Hub gas, and OPIS NGLs (same product mix as discussed under the table above) as of April 27, 2016, and March 31, 2016:

	As of April 27, 2016	As of March 31, 2016
NYMEX WTI oil (per Bbl)	$47.53	$41.89
NYMEX Henry Hub gas (per MMBtu)	$2.64	$2.44
OPIS NGLs (per Bbl)	$20.95	$18.77

Derivative Activity
We use financial derivative instruments as part of our financial risk management program. We have a financial risk management policy governing our use of derivatives.  The amount of our production covered by derivatives is driven by the amount of debt on our balance sheet, the level of capital commitments and long-term obligations we have in place, and our ability to enter into favorable derivative commodity contracts.  With our current derivative contracts, we believe we have partially reduced our exposure to volatility in commodity prices in the near term. Our use of costless collars for a portion of our derivatives allows us to participate in some of the upward movements in oil and gas prices while also setting a price floor for a portion of our production. Please refer to Note 10 - Derivative Financial Instruments in Part I, Item 1 of this report and the caption titled Commodity Price Risk in Overview of Liquidity and Capital Resources below for additional information regarding our oil, gas, and NGL derivatives.

First Quarter 2016 Highlights and Outlook for the Remainder of 2016
Operational Activities. Our goal during 2016 is to maintain a strong balance sheet and preserve liquidity in the current commodity price environment while improving our portfolio and holding quality acreage positions. We expect to incur capital expenditures below adjusted EBITDAX in order to minimize any impact to our total debt. We believe this focus on our liquidity will best preserve our balance sheet and will give us the flexibility to adapt as industry conditions change.
We expect our capital program for 2016 to be approximately $705 million, of which we plan to invest approximately 85 percent in drilling and completion activities with the focus on our core development programs in the Bakken/Three Forks, Permian Basin, and Eagle Ford shale. We plan to continue our focus on conducting safe operations even as we pursue cost saving measures throughout our business.
In our operated Eagle Ford shale program, we began 2016 operating three drilling rigs and dropped two operated drilling rigs during the first quarter of 2016. We expect to drop the remaining operated drilling rig during the third quarter of 2016, and plan to utilize one frac crew through the third quarter of 2016. In 2016, we plan to focus the majority of our investment on wells that were drilled but uncompleted at year-end 2015 and to meet lease obligations. As of March 31, 2016, in our operated Eagle Ford program, we had drilled but not completed 81 gross and net wells. We drilled seven gross and net wells during the first quarter of 2016.
In our outside-operated Eagle Ford shale program, we expect the operator will further slow its pace of development in 2016.
In our Bakken/Three Forks program, we began 2016 operating two drilling rigs. We expect to drop one drilling rig during the second quarter of 2016, and run one drilling rig for the remainder of 2016. As of March 31, 2016, in our operated Bakken/Three Forks program, we had drilled but not completed 52 gross wells (45 net). We drilled ten gross wells (nine net) during the first quarter of 2016.
In our Permian Basin development program, we began operating one drilling rig in early 2016 and expect to increase to two drilling rigs during the second quarter of 2016. Our focus will be on developing the Wolfcamp and Spraberry shale intervals on our Sweetie Peck property in Upton County, Texas. As of March 31, 2016, in our Permian program, we had drilled but not completed eight gross and net wells. We drilled three gross and net wells during the first quarter of 2016.
We have curtailed activity in our delineation and exploration programs to focus on preserving our more prospective acreage. We dropped our last operated drilling rig in our Powder River Basin program in mid-February 2016.
We will continue to evaluate our rig count throughout the remainder of 2016 as we respond to commodity price changes and reduced costs. Please refer to Overview of Liquidity and Capital Resources below for additional discussion concerning how we intend to fund our 2016 capital program.

Production Results. The table below provides a regional breakdown of our production for the first quarter of 2016:

	South Texas & Gulf Coast	Rocky Mountain	Permian	Total (1)

Oil (MMBbl)	1.5	2.2	0.4	4.1
Gas (Bcf)	32.0	2.6	1.1	35.7
NGLs (MMBbl)	3.3	0.1	—	3.3
Equivalent (MMBOE)	10.1	2.7	0.6	13.4
Avg. daily equivalents (MBOE/d)	111.3	30.1	6.1	147.5
Relative percentage	76%	20%	4%	100%
____________________________________________
(1) Amounts may not calculate due to rounding.

Production decreased for the three months ended March 31, 2016, compared to the same period in 2015, driven by the divestiture of properties in our Mid-Continent region in the second quarter of 2015, as well as a reduction in our drilling and completion activity. In our operated Eagle Ford shale, Bakken/Three Forks, and Permian Basin programs for the three months ended March 31, 2016, we completed two gross and net wells, five gross wells (four net), and four gross and net wells, respectively. Please refer to Comparison of Financial Results and Trends Between the Three Months Ended March 31, 2016, and 2015 and A three-month overview of selected production and financial information, including trends below for additional discussion on production.

Costs Incurred in Oil and Gas Producing Activities. Costs incurred in oil and gas property acquisition, exploration and development activities, whether capitalized or expensed, are summarized as follows:

For the Three Months Ended March 31, 2016
(in millions)
Development costs	$178.2
Exploration costs	32.6
Acquisitions
Proved properties	2.2
Unproved properties (1)	14.4
Total, including asset retirement obligations (2)	$227.4
____________________________________________
(1) Includes $14.0 million of unproved properties acquired as part of proved property acquisitions for the three months ended March 31, 2016. The remaining amount is leasing activity.
(2) Includes amounts relating to estimated asset retirement obligations of $870,000 and capitalized interest of $5.1 million for the three months ended March 31, 2016.

The majority of costs incurred for oil and gas producing activities during the first quarter of 2016 were in the development of our Bakken/Three Forks, Permian Basin, and Eagle Ford shale programs. Please refer to Production Results above for discussion on completion activity during the first quarter 2016, in addition to First Quarter 2016 Highlights and Outlook for the Remainder of 2016 above for discussion on wells that have been drilled, but not completed as of March 31, 2016. Additionally, please refer to Overview of Liquidity and Capital Resources below for additional discussion on how we expect to fund our capital expenditure program.

Subsequent Events. Subsequent to March 31, 2016, we entered into the Amended Credit Agreement with our lenders. Pursuant to the Amended Credit Agreement, and as part of the regular, semi-annual redetermination process, our borrowing base and our lender commitments were decreased to $1.25 billion. The amendment to the Credit Agreement also modified our borrowing base utilization grid, debt covenants, and required percentage of oil and gas properties subject to a mortgage and title requirements, as well as certain covenants concerning prepayments, voluntary redemptions of debt, and repurchases of common stock. Please refer to Note 5 - Long-Term Debt in Part I, Item 1 of this report for additional discussion.

Financial Results of Operations and Additional Comparative Data

The tables below provide information regarding selected production and financial information. A detailed discussion follows.

	For the Three Months Ended
	March 31,	December 31,	September 30,	June 30,
	2016	2015	2015	2015
	(in millions, except for production data)
Production (MMBOE)	13.4	14.9	16.1	16.5
Oil, gas, and NGL production revenue	$211.8	$298.7	$366.6	$441.3
Oil, gas, and NGL production expense	$144.5	$169.2	$184.6	$173.7
Depletion, depreciation, amortization, and asset retirement obligation liability accretion	$214.2	$240.0	$243.9	$219.7
Exploration	$15.3	$37.9	$19.7	$25.5
General and administrative	$32.2	$33.6	$37.8	$42.6
Net income (loss)	$(347.2)	$(340.3)	$3.1	$(57.5)
____________________________________________
Note: Amounts may not calculate due to rounding.

Selected Performance Metrics:

	For the Three Months Ended
	March 31,	December 31,	September 30,	June 30,
	2016	2015	2015	2015
Average net daily production equivalent (MBOE/d)	147.5	162.1	174.5	181.0
Lease operating expense (per BOE)	$3.79	$3.85	$3.86	$3.26
Transportation costs (per BOE)	$6.06	$6.10	$6.27	$5.64
Production taxes as a percent of oil, gas, and NGL production revenue	4.2%	5.1%	4.2%	5.2%
Ad valorem tax expense (per BOE)	$0.27	$0.38	$0.40	$0.25
Depletion, depreciation, amortization, and asset retirement obligation liability accretion (per BOE)	$15.96	$16.10	$15.19	$13.34
General and administrative (per BOE)	$2.40	$2.26	$2.35	$2.59
____________________________________________
Note: Amounts may not calculate due to rounding.

A three-month overview of selected production and financial information, including trends:

	For the Three Months Ended March 31,		Amount Change Between Periods	Percent Change Between Periods
	2016	2015
Net production volumes (1)
Oil (MMBbl)	4.1	5.2	(1.1)	(21)%
Gas (Bcf)	35.7	45.9	(10.2)	(22)%
NGLs (MMBbl)	3.3	3.9	(0.6)	(14)%
Equivalent (MMBOE)	13.4	16.8	(3.4)	(20)%
Average net daily production (1)
Oil (MBbl per day)	45.3	58.1	(12.8)	(22)%
Gas (MMcf per day)	392.2	510.3	(118.1)	(23)%
NGLs (MBbl per day)	36.8	43.3	(6.5)	(15)%
Equivalent (MBOE per day)	147.5	186.4	(39.0)	(21)%
Oil, gas, and NGL production revenue (in millions)
Oil production revenue	$105.8	$201.5	$(95.7)	(47)%
Gas production revenue	66.6	126.8	(60.2)	(47)%
NGL production revenue	39.4	65.0	(25.6)	(39)%
Total	$211.8	$393.3	$(181.5)	(46)%
Oil, gas, and NGL production expense (in millions)
Lease operating expense	$50.8	$66.5	$(15.7)	(24)%
Transportation costs	81.3	102.1	(20.8)	(20)%
Production taxes	8.9	18.8	(9.9)	(53)%
Ad valorem tax expense	3.5	8.8	(5.3)	(60)%
Total (1)	$144.5	$196.2	$(51.6)	(26)%
Realized price (before the effect of derivative settlements)
Oil (per Bbl)	$25.67	$38.56	$(12.89)	(33)%
Gas (per Mcf)	$1.87	$2.76	$(0.89)	(32)%
NGLs (per Bbl)	$11.76	$16.67	$(4.91)	(29)%
Per BOE	$15.78	$23.44	$(7.66)	(33)%
Per BOE Data (1)
Production costs:
Lease operating expense	$3.79	$3.96	$(0.17)	(4)%
Transportation costs	$6.06	$6.08	$(0.02)	—%
Production taxes	$0.66	$1.12	$(0.46)	(41)%
Ad valorem tax expense	$0.27	$0.52	$(0.25)	(48)%
General and administrative	$2.40	$2.60	$(0.20)	(8)%
Depletion, depreciation, amortization, and asset retirement obligation liability accretion	$15.96	$12.96	$3.00	23%
Derivative settlement gain (2)	$10.96	$9.61	$1.35	14%

Earnings per share information
Basic net loss per common share	$(5.10)	$(0.79)	$(4.31)	546%
Diluted net loss per common share	$(5.10)	$(0.79)	$(4.31)	546%
Basic weighted-average common shares outstanding (in thousands)	68,077	67,463	614	1%
Diluted weighted-average common shares outstanding (in thousands)	68,077	67,463	614	1%
____________________________________________
(1) Amount and percentage changes may not calculate due to rounding.
(2) Derivative settlements for the three months ended March 31, 2016, and 2015, respectively, are included within the derivative gain line item in the accompanying statements of operations.

We present per BOE information because we use this information to evaluate our performance relative to our peers and to identify and measure trends we believe may require additional analysis. Average daily production for the three months ended March 31, 2016, decreased 21 percent, compared with the same period in 2015, due to the sale of our Mid-Continent assets during the second quarter of 2015, which produced 11.1 MBOE per day during the first quarter 2015, and our reduced drilling and completion activity throughout 2015 and into 2016. Overall, we expect our production to be relatively flat on a quarterly basis for the remainder of 2016, resulting in an overall decrease in production for the full-year 2016 compared to the full-year 2015. Please refer to Comparison of Financial Results and Trends Between the Three Months Ended March 31, 2016, and 2015 below for additional discussion.

Changes in production volumes, revenues, and costs reflect the highly volatile nature of our industry. Our realized price on a per BOE basis for the three months ended March 31, 2016, decreased 33 percent compared to the same period in 2015 as a result of lower commodity prices.

Lease operating expense (“LOE”) on a per BOE basis for the three months ended March 31, 2016, decreased four percent compared to the same period in 2015, due to our recurring LOE declining at a faster rate than production. This decrease was a result of divesting our Mid-Continent assets in the second quarter of 2015 and also a result of service providers lowering costs in light of the weak commodity price environment. Our LOE is comprised of recurring LOE and workover expense. We experience volatility in our LOE as a result of the impact industry activity has on service provider costs and seasonality in workover expense. For the full-year 2016, we expect LOE on a per BOE basis to be flat to slightly lower than full-year 2015.

Transportation expense on a per BOE basis was flat for the three months ended March 31, 2016, compared to the same period in 2015 as the decline in absolute transportation expense was in-line with the decline in production volumes. We generally expect transportation costs to trend with production; therefore, we expect transportation costs on a per BOE basis to be relatively flat throughout 2016.

Production taxes on a per BOE basis for the three months ended March 31, 2016, decreased 41 percent compared to the same period in 2015. This decrease was driven largely by the decrease in production revenues, as well as a decrease in our company-wide production tax rate as a result of divesting our Mid-Continent properties in the second quarter of 2015. We generally expect absolute production tax expense to trend with oil, gas, and NGL production revenue. Product mix, the location of production, and incentives to encourage oil and gas development can all impact or change the amount of production tax we recognize.

Ad valorem tax expense on a per BOE basis for the three months ended March 31, 2016, decreased 48 percent compared to the same period in 2015. The decrease in ad valorem tax expense on a per BOE basis for the three months ended March 31, 2016, is primarily due to the lower valuation of properties subject to ad valorem taxes in 2016 as a result of declining commodity prices. We expect ad valorem tax expense to fluctuate throughout the year on an absolute and on a per BOE basis as valuations and county tax rates are finalized, with an overall decrease on a per BOE basis when comparing full-year 2016 to full-year 2015.

General and administrative (“G&A”) expense on a per BOE basis for the three months ended March 31, 2016, decreased eight percent compared to the same period in 2015, as our absolute G&A expense decreased at a faster rate than the decrease in production volumes. Absolute G&A expense decreased in the first quarter of 2016 compared to the same period in 2015 primarily due to lower headcount in 2016 than in 2015, and the exit and disposal costs incurred during the first quarter of 2015 relating to the closure of our Tulsa, Oklahoma office. Overall, we expect G&A expense on a per BOE basis to be lower in 2016 compared to 2015, based on the factors impacting the quarterly decline discussed herein.

Depletion, depreciation, amortization, and asset retirement obligation liability accretion (“DD&A”) expense on a per BOE basis for the three months ended March 31, 2016, increased 23 percent compared to the same period in 2015. Our DD&A rate can fluctuate as a result of impairments, planned and closed divestitures, and changes in the mix of our production and the underlying proved reserve volumes. The decrease in commodity prices resulted in a decrease in proved reserve volumes and consequently an increased DD&A rate in the first quarter of 2016. We expect DD&A expense on a per BOE basis to decrease for the remainder of 2016 due to reductions in the cost basis to be depleted as a result of proved properties that were impaired at March 31, 2016. Additionally, at the end of the first quarter of 2016, we began marketing for sale certain non-core assets in each of our operating regions, which will reduce DD&A expense on a per BOE basis as these assets are held for sale and therefore no DD&A expense will be recorded for these assets. If commodity prices remain at current levels or decline further, downward revisions of proved reserves due to commodity price impacts may be significant and increase our DD&A rate, offsetting our expected decrease. An increase in commodity prices could lead to upward revisions to proved reserves and thus further lower our DD&A rate.

Please refer to Comparison of Financial Results and Trends Between the Three Months Ended March 31, 2016, and 2015 below for additional discussion on operating expenses.

Please refer to Note 9 - Earnings Per Share in Part I, Item 1 of this report for discussion on the types of shares included in our basic and diluted net loss per common share calculations. For the three months ended March 31, 2016, and 2015, we recorded a loss from continuing operations and all potentially dilutive shares were anti-dilutive and excluded from the calculation of diluted net loss per common share.

Comparison of Financial Results and Trends Between the Three Months Ended March 31, 2016, and 2015

Oil, gas, and NGL production, revenue, and costs

The following table presents the regional changes in our oil, gas, and NGL production, production revenues, and production costs between the three months ended March 31, 2016, and 2015:

	Average Net Daily Production Decrease	Production Revenue Decrease	Production Costs Decrease
	(MBOE/d)	(in millions)	(in millions)
South Texas & Gulf Coast	(25.3)	$(117.6)	$(31.7)
Rocky Mountain	—	(33.6)	(5.1)
Permian	(2.6)	(15.2)	(7.8)
Mid-Continent (1)	(11.1)	(15.1)	(7.0)
Total	(39.0)	$(181.5)	$(51.6)
____________________________________________
(1) We divested our Mid-Continent assets in the second quarter of 2015.

Our 20 percent decrease in net equivalent production volumes combined with a 33 percent decrease in realized prices on a per BOE basis, resulted in a 46 percent decrease in oil, gas, and NGL production revenue between the two periods.

Total production costs decreased 26 percent for the three months ended March 31, 2016, compared with the same period of 2015, primarily due to a 20 percent decrease in net equivalent production volumes as a result of reduced activity and the divestiture of our Mid-Continent assets in the second quarter of 2015, lower service provider costs, and decreased production taxes due to lower commodity prices.

Please refer to A three-month overview of selected production and financial information, including trends above for realized prices received before the effects of derivative settlements for the three months ended March 31, 2016, and 2015, and discussion of trends on a per BOE basis. We expect our realized prices to trend with commodity prices.

Net loss on divestiture activity

The following table presents our net loss on divestiture activity for the periods presented:

	For the Three Months Ended March 31,
	2016	2015
	(in millions)
Net loss on divestiture activity	$(69.0)	$(35.8)

The net loss on divestiture activity recorded for the three months ended March 31, 2016, is largely due to the write-down to fair value of certain assets held for sale. Similarly, the net loss on divestiture activity for the three months ended March 31, 2015, was largely a result of the write-down to fair value of certain assets held for sale in our Mid-Continent region. Please refer to Note 3 – Assets Held for Sale in Part I, Item 1 of this report for additional discussion.

Other operating revenues

The following table presents our other operating revenues for the periods presented:

	For the Three Months Ended March 31,
	2016	2015
	(in millions)
Other operating revenues	$0.3	$8.4

The decrease in other operating revenues for the three months ended March 31, 2016, compared to the same period in 2015, is driven by the sale of our Mid-Continent gas assets in the second quarter of 2015, which eliminated all marketed gas volumes and thus all marketed gas activity.

Depletion, depreciation, amortization, and asset retirement obligation liability accretion

The following table presents our DD&A expense for the periods presented:

	For the Three Months Ended March 31,
	2016	2015
	(in millions)
Depletion, depreciation, amortization, and asset retirement obligation liability accretion	$214.2	$217.4

DD&A expense decreased one percent for the three months ended March 31, 2016, compared with the same period in 2015. The decrease in our DD&A expense was a result of the decline in our production volumes. This decrease was partially offset by the increase in our DD&A rate in the first quarter of 2016. Please refer to the section A three-month overview of selected production and financial information, including trends above for further discussion of DD&A expense on a per BOE basis.

Exploration

The components of exploration expense are summarized as follows:

	For the Three Months Ended March 31,
	2016	2015
	(in millions)
Geological and geophysical expenses	$0.1	$3.7
Exploratory dry hole	—	16.3
Overhead and other expenses	15.2	17.4
Total	$15.3	$37.4
Exploration expense for the three months ended March 31, 2016, decreased 59 percent compared to the same period in 2015, primarily due to expensing an exploratory dry hole in our Rocky Mountain region in the first quarter of 2015. An exploratory project resulting in non-commercial quantities of oil, gas, or NGLs is deemed an exploratory dry hole and impacts the amount of exploration expense we record. As a result of the current commodity price environment, we have reduced exploration activity and expect our exploration expense to be lower in 2016 than in 2015.

Impairment of proved properties and abandonment and impairment of unproved properties

The following table presents our impairment of proved properties expense and abandonment and impairment of unproved properties expense for the periods presented:

	For the Three Months Ended March 31,
	2016	2015
	(in millions)
Impairment of proved properties	$269.8	$55.5
Abandonment and impairment of unproved properties	$2.3	$11.6

Proved property impairments recorded in the first quarter of 2016 were a result of continued commodity price declines, largely impacting proved properties in our outside-operated Eagle Ford shale program. Unproved property impairments in the first quarter of 2016 were due to lease expirations on acreage we no longer intended to develop. We expect proved property impairments to be more likely to occur in periods of declining commodity prices, and unproved property impairments to fluctuate with the timing of lease expirations, unsuccessful exploration activities, and changing economics associated with volatile commodity prices. Any amount of future impairment is difficult to predict, but based on updated commodity price assumptions as of April 27, 2016, we do not expect any material impairments in the second quarter of 2016 due to commodity price impacts. If commodity prices decline further, downward revisions of proved reserves may be significant and could result in impairments in future periods. In addition to future commodity price declines, changes in drilling plans, downward engineering revisions, or unsuccessful exploration efforts may result in proved and unproved property impairments.
Proved and unproved property impairments recorded in the first quarter of 2015 were due to commodity price declines, our decision to reduce capital invested in the development of certain prospects in our South Texas & Gulf Coast and Permian regions, and acreage we no longer intended to develop.

General and administrative

The following table presents our general and administrative expense for the periods presented:

	For the Three Months Ended March 31,
	2016	2015
	(in millions)
General and administrative	$32.2	$43.6

G&A expense decreased 26 percent for the three months ended March 31, 2016, compared with the same period of 2015. This decrease is primarily due to lower headcount in 2016, and the exit and disposal costs incurred during the first quarter of 2015 relating to the closure of our Tulsa, Oklahoma office. As a result of this closure, we recorded approximately $3.2 million of exit and disposal costs during the first quarter of 2015.
Change in Net Profits Plan liability
The following table presents the change in our Net Profits Plan liability for the periods presented:

	For the Three Months Ended March 31,
	2016	2015
	(in millions)
Change in Net Profits Plan liability	$(1.3)	$(4.3)
This non-cash expense (benefit) generally relates to the change between the reporting periods in the estimated value of the associated liability resulting from settlements made or accrued during the period and changes in assumptions used for production rates, reserve quantities, commodity pricing, discount rates, and production costs. The non-cash benefit for the three months ended March 31, 2016, and 2015, is a result of a 17 percent and 16 percent respective decrease in the corresponding liability, which is a result of the continued decline in commodity prices and cash payments made or accrued under the plan. We generally expect changes in our Net Profits Plan liability to correlate with fluctuations in commodity prices. Divestitures of properties subject to the Net Profits Plan also result in changes to the Net Profits Plan liability.

Derivative gain

The following table presents our derivative gain for the periods presented:

	For the Three Months Ended March 31,
	2016	2015
	(in millions)
Derivative gain	$(14.2)	$(154.2)

We recognized a derivative gain for the three months ended March 31, 2016. Contracts settled in the first quarter of 2016 had a fair value of $131.2 million at December 31, 2015 and settled for $147.0 million during the quarter, resulting in a gain of $15.8 million. This gain was partially offset by a $1.6 million decrease during the period in the fair value of contracts settling subsequent to March 31, 2016.

This compares to a derivative gain for the same period in 2015. Contracts settled in the first quarter of 2015 had a fair value of $147.7 million at December 31, 2014, and settled for $161.2 million during the quarter, resulting in a gain of $13.5 million. In addition, there was a $140.7 million increase during the period in the fair value of contracts settling subsequent to March 31, 2015.

Please refer to Note 10 - Derivative Financial Instruments in Part I, Item 1 of this report for additional information.

Other operating expenses

The following table presents our other operating expenses for the periods presented:

	For the Three Months Ended March 31,
	2016	2015
	(in millions)
Other operating expenses	$6.9	$17.1

Other operating expenses for the three months ended March 31, 2016, consists primarily of drilling rig termination and standby fees of $5.0 million. Other operating expenses decreased approximately $10.2 million for the three months ended March 31, 2016, compared with the same period in 2015. Marketed gas system expense totaled $9.6 million for the first quarter of 2015; however, we did not incur any marketed gas system expenses in the first quarter of 2016 due to the sale of our Mid-Continent gas assets in the second quarter of 2015, which eliminated all marketed gas volumes and all marketed gas system expenses.

Gain on extinguishment of debt

The following table presents our gain on extinguishment of debt for the periods presented:

	For the Three Months Ended March 31,
	2016	2015
	(in millions)
Gain on extinguishment of debt	$15.7	$—

For the three months ended March 31, 2016, we recorded a $15.7 million net gain on the early extinguishment of a portion of our 6.50% Senior Notes due 2021, 6.125% Senior Notes due 2022, and 6.50% Senior Notes due 2023, which includes approximately $16.4 million associated with the discount realized upon repurchase, slightly offset by approximately $700,000 related to the acceleration of unamortized deferred financing costs. Please refer to Note 5 - Long-Term Debt in Part I, Item 1 of this report for additional information.

Income tax benefit

The following table presents our income tax benefit for the periods presented:

	For the Three Months Ended March 31,
	2016	2015
	(in millions, except tax rate)
Income tax benefit	$194.9	$33.5
Effective tax rate	35.9%	38.7%

The decrease in the effective tax rate for the three months ended March 31, 2016, compared to the same period in 2015, resulted from no material first quarter discrete benefits in 2016 and a discrete benefit from the finalization of a research and development credit claim in 2015. Please refer to Note 4 - Income Taxes in Part I, Item 1 of this report for additional discussion.

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

Sources of Cash

We currently expect our 2016 capital program to be primarily funded by cash flows from operations, with any remaining cash needs to be funded by borrowings under our credit facility and proceeds received from the divestitures of properties. See Credit Facility below for a discussion of our most recent borrowing base redetermination. Although we anticipate cash flows from these sources will be sufficient to fund our expected 2016 capital program, we may also elect to access the capital markets, depending on prevailing market conditions. From time to time, we may enter into carrying cost funding and sharing arrangements with third parties for particular exploration and/or development programs. Our credit ratings were recently downgraded by two major rating agencies. These downgrades and any future downgrades may make it more difficult or expensive for us to borrow additional funds. All of our sources of liquidity can be impacted by the general condition of the broader economy and by fluctuations in commodity prices, operating costs, and volumes produced, all of which affect us and our industry. We have no control over the market prices for oil, gas, or NGLs, although we may be able to influence the amount of our realized revenues from our oil, gas, and NGL sales through the use of derivative contracts as part of our commodity price risk management program. During the first quarter of 2016, cash received from the settlement of commodity derivative contracts provided a significant positive source of cash, which is reflected in net cash provided by operating activities in our accompanying condensed consolidated statements of cash flows. The fair value of our commodity derivative contracts was a net asset of $355.6 million at March 31, 2016, of which $246.9 million relates to contracts expected to settle in 2016. As our derivative contracts settle in future periods, and if commodity prices remain at current levels or further decline, our future cash flows from operations will be negatively impacted. Please refer to Note 10 – Derivative Financial Instruments in Part I, Item 1 of this report for additional information about our oil, gas, and NGL derivative contracts currently in place and the timing of settlement of those contracts. Decreases in commodity prices have limited our industry’s access to capital markets. Our credit facility borrowing base could be further reduced as a result of lower commodity prices, divestitures of proved properties, or newly issued debt.

Proposals to reform the Internal Revenue Code of 1985, as amended, which include eliminating or reducing current tax deductions for intangible drilling costs, depreciation of equipment acquisition costs, the domestic production activities deduction, percentage depletion, and other deductions that reduce our taxable income, continue to circulate. We expect that future legislation modifying or eliminating these deductions would reduce net operating cash flows over time, thereby reducing funding available for our exploration and development capital programs, as well as funding available to our peers in the industry for similar programs. If enacted, these reductions in available deductions could have a significant adverse effect on drilling in the United States for a number of years.

Credit Facility

Our Amended Credit Agreement provides for a maximum loan amount of $2.5 billion and a maturity date of December 10, 2019. Our borrowing base is subject to regular semi-annual redeterminations and was reduced to $1.25 billion on April 8, 2016. This expected reduction was primarily a result of the decrease in our proved reserves as of December 31, 2015, resulting from the continued decline in commodity prices. There was also a reduction in the current aggregate lender commitments to $1.25 billion. The borrowing base redetermination process under the Amended Credit Agreement considers both the value of our proved oil and gas properties as reflected in our applicable reserve report and our commodity derivative contracts, each as determined by the lender group. We do not expect to be negatively impacted by the reduction in our borrowing base and aggregate lender commitments, as we currently plan to spend within adjusted EBITDAX during 2016 and believe the revised amounts will be sufficient to meet our anticipated liquidity and operating needs. No individual bank that is a party to our Amended Credit Agreement represents more than 10 percent of the lender commitments. On or before June 10, 2016, we are obligated to mortgage additional assets so that our obligations under the Amended Credit Agreement and our derivative contracts are secured by mortgages on assets having a value equal to at least 90 percent of the total PV-9 of our proved oil and gas properties evaluated in the most recently completed reserve report. Please refer to Note 5 - Long-Term Debt in Part I, Item 1 of this report for additional discussion as well as the presentation of the outstanding balance, total amount of letters of credit outstanding, and available borrowing capacity under our Amended Credit Agreement as of April 27, 2016, and Credit Agreement as of March 31, 2016, and December 31, 2015.

We are subject to certain covenants under our Amended Credit Agreement, including covenants limiting dividend payments and requiring us to maintain certain financial ratios. As of March 31, 2016, the Credit Agreement required that as of the last day of each of our fiscal quarters, our ratio of total debt to 12-month trailing adjusted EBITDAX, as defined by the Credit Agreement, be not more than 4.0 to 1.0, and that our adjusted current ratio, as defined by the Credit Agreement, be not less than 1.0 to 1.0. Effective as of April 8, 2016, the total debt to adjusted EBITDAX ratio financial covenant was deleted as part of the amendment of the Credit Agreement. Financial covenants under the Amended Credit Agreement now require that as of the last day of each of our fiscal quarters, our ratio of senior secured debt to 12-month trailing adjusted EBITDAX, as defined by the Amended Credit Agreement, be not more than 2.75 to 1.0, the adjusted current ratio, as defined by the Amended Credit Agreement, be not less than 1.0 to 1.0, and the ratio of 12-month trailing adjusted EBITDAX to interest expense, be not less than 2.0 to 1.0. We are in compliance with all financial and non-financial covenants under the Credit Agreement as of March 31, 2016, and the Amended Credit Agreement through the filing date of this report. Please refer to the caption Non-GAAP Financial Measures below for the calculation of adjusted EBITDAX, and a reconciliation of adjusted EBITDAX to net loss and to net cash provided by operating activities.

Our daily weighted-average credit facility debt balance was approximately $252.0 million and $313.5 million for the three months ended March 31, 2016, and 2015, respectively. Cash flows provided by our operating activities, proceeds received from divestitures of properties, capital markets activities, and the amount of our capital expenditures all impact the amount we have borrowed under our credit facility.

Weighted-Average Interest Rates

Our weighted-average interest rates include paid and accrued interest, fees on the unused portion of the credit facility’s aggregate commitment amount, letter of credit fees, and the non-cash amortization of deferred financing costs. Our weighted-average borrowing rates include paid and accrued interest only.

The following table presents our weighted-average interest rates and our weighted-average borrowing rates for the three months ended March 31, 2016, and 2015:

	For the Three Months Ended March 31,
	2016	2015
Weighted-average interest rate	5.9%	6.1%
Weighted-average borrowing rate	5.5%	5.6%

Our weighted-average interest rates and weighted-average borrowing rates in 2016 and 2015 have been impacted by the timing of Senior Notes issuances and redemption, the average balance on our revolving credit facility, and the fees paid on the unused portion of our aggregate commitment. The rates disclosed in the above table for the three months ended March 31, 2016, do not reflect the approximate $16.4 million associated with the discount realized upon repurchase of certain of our Senior Notes during the first quarter of 2016, or the approximate $700,000 related to the acceleration of unamortized deferred financing costs expensed upon repurchase. Please refer to Note 5 - Long-Term Debt in Part I, Item 1 of this report for additional discussion.

Uses of Cash

We use cash for the acquisition, exploration, and development of oil and gas properties and for the payment of operating and G&A costs, income taxes, dividends, and debt obligations, including interest. Expenditures for the acquisition, exploration, and development of oil and gas properties are the primary use of our capital resources. In the first three months of 2016, we spent $191.4 million in capital expenditures and in acquiring proved and unproved oil and gas properties. This amount differs from the costs incurred amount, which is accrual-based and includes asset retirement obligation, geological and geophysical expenses, and exploration overhead amounts.
The amount and allocation of future capital expenditures will depend upon a number of factors, including the number and size of acquisition opportunities, our cash flows from operating, investing, and financing activities, and our ability to assimilate acquisitions and execute our drilling program. In addition, the impact of oil, gas, and NGL prices on investment opportunities, the availability of capital, and the timing and results of our operated and outside-operated exploration and development activities may lead to changes in funding requirements for future development. We periodically review our capital expenditure budget to assess changes in current and projected cash flows, acquisition and divestiture activities, debt requirements, and other factors.
We may from time to time repurchase certain amounts of our outstanding debt securities for cash and/or through exchanges for other securities. Such repurchases or exchanges may be made in open market transactions, privately negotiated transactions, or otherwise. Any such repurchases or exchanges will depend on prevailing market conditions, our liquidity requirements, contractual restrictions including covenants in our Amended Credit Agreement, compliance with securities laws, and other factors. The amounts involved in any such transaction may be material. During the first quarter of 2016, we repurchased a portion of our 6.50% Senior Notes due 2021, 6.125% Senior Notes due 2022, and 6.50% Senior Notes due 2023, in open market transactions, at a discount, resulting in a $15.7 million net gain on extinguishment of debt. Please refer to Note 5 - Long-Term Debt in Part I, Item 1 of this report for additional discussion.
As of the filing date of this report, we could repurchase up to 3,072,184 shares of our common stock under our stock repurchase program, subject to the approval of our Board of Directors. Shares may be repurchased from time to time in the open market, or in privately negotiated transactions, subject to market conditions and other factors, including certain provisions of our Amended Credit Agreement, the indentures governing our Senior Notes, compliance with securities laws, and the terms and provisions of our stock repurchase program. Our Board of Directors periodically reviews this program as part of the allocation of our capital. We currently do not plan to repurchase any outstanding shares during 2016.

Analysis of Cash Flow Changes Between the Three Months Ended March 31, 2016, and 2015

The following tables present changes in cash flows between the three months ended March 31, 2016, and 2015 for our operating, investing, and financing activities. The analysis following each table should be read in conjunction with our condensed consolidated statements of cash flows in Part I, Item 1 of this report.

Operating Activities

	For the Three Months Ended March 31,		Amount Change Between Periods	Percent Change Between Periods
	2016	2015
	(in millions)
Net cash provided by operating activities	$118.3	$283.9	$(165.6)	(58)%

Cash received from oil, gas, and NGL production revenues, net of transportation costs and production taxes, including derivative cash settlements, decreased $212.9 million for the three months ended March 31, 2016, compared to the same period in 2015, as a result of the decline in both production and realized commodity prices. Cash paid for LOE, excluding ad valorem tax expense, decreased $20.1 million for the three months ended March 31, 2016, compared to the same period in 2015, due to a decrease in production volumes and lower service provider costs. Cash paid for interest, net of capitalized interest, decreased $9.6 million for the three months ended March 31, 2016, compared to the same period in 2015, due to extinguishing 6.625% Senior Notes due 2019 during the second quarter of 2015, that required semi-annual interest payments in the first and third quarters, and issuing 5.625% Senior Notes due 2025 during the second quarter of 2015, that requires semi-annual interest payments in the second and fourth quarters.

Investing activities

	For the Three Months Ended March 31,		Amount Change Between Periods	Percent Change Between Periods
	2016	2015
	(in millions)
Net cash used in investing activities	$(189.3)	$(534.5)	$345.2	(65)%

Capital expenditures for the three months ended March 31, 2016, decreased 68 percent compared to the same period in 2015. Drilling, completion, and facilities capital expenditures decreased approximately 58 percent for the three months ended March 31, 2016, as compared to 2015, as a result of a reduced operated rig count, fewer well completions, and lower service provider costs. Additionally, we paid a significant amount of year-end 2014 accrued payables during the first quarter of 2015. We acquired $15.0 million of proved and unproved properties in the Midland Basin during the three months ended March 31, 2016, compared to $10.1 million of proved and unproved property acquisitions in our Gooseneck prospect area in the same period in 2015. Net proceeds from the sale of oil and gas properties decreased $20.4 million for the three months ended March 31, 2016, compared to the same period in 2015, due to the divestiture of assets held for sale as of December 31, 2014, and the final settlement of our 2013 Anadarko Basin divestiture during the first quarter of 2015.

Financing activities

	For the Three Months Ended March 31,		Amount Change Between Periods	Percent Change Between Periods
	2016	2015
	(in millions)
Net cash provided by financing activities	$71.1	$250.4	$(179.3)	(72)%

We paid $19.9 million in the first quarter of 2016 for the repurchase of a portion of the principal amount of our 6.50% Senior Notes due 2021, 6.125% Senior Notes due 2022, and 6.50% Senior Notes due 2023. Please refer to Note 5 - Long-Term Debt in Part I, Item 1 of this report for additional discussion. We had net borrowings under our credit facility of $91.0 million and $250.5 million during the three months ended March 31, 2016, and 2015, respectively.

Interest Rate Risk

We are exposed to market risk due to the floating interest rate on our revolving credit facility. Our Amended Credit Agreement allows us to fix the interest rate for all or a portion of the principal balance of our revolving credit facility for a period up to six months. To the extent that the interest rate is fixed, interest rate changes will affect the credit facility’s fair market value, but will not impact results of operations or cash flows. Conversely, for the portion of the credit facility that has a floating interest rate, interest rate changes will not affect the fair market value, but will impact future results of operations and cash flows. Changes in interest rates do not impact the amount of interest we pay on our fixed-rate Senior Notes, but can impact their fair market values. As of March 31, 2016, our fixed-rate debt and floating-rate debt outstanding totaled $2.3 billion and $293.0 million, respectively. The carrying amount of our floating rate debt at March 31, 2016, approximated its fair value. Assuming a constant floating-rate debt level of $293.0 million, the before-tax cash flow impact resulting from a 100 basis point change would be $2.9 million over a 12-month period. Please refer to Note 11 - Fair Value Measurements in Part I, Item 1 of this report for additional discussion on the fair value of our Senior Notes.

Commodity Price Risk

The prices we receive for our oil, gas, and NGL production directly impact our revenue, overall profitability, access to capital, and future rate of growth. Oil, gas, and NGL prices are subject to wide fluctuations in response to changes in supply and demand and other factors. The markets for oil, gas, and NGLs have been volatile, especially over the last year, and these markets will likely continue to be volatile in the future. The prices we receive for our production depend on numerous factors beyond our control. Based on our production for the three months ended March 31, 2016, a 10 percent decrease in our average realized oil, gas, and NGL prices, before the effects of derivative settlements, would have reduced our oil, gas, and NGL production revenues by approximately $10.6 million, $6.7 million, and $3.9 million, respectively.

We enter into commodity derivative contracts in order to reduce the impact of fluctuations in commodity prices. Based on our derivative contracts in place for the three months ended March 31, 2016, a 10 percent decrease in the contract settlement prices, would have increased our oil, gas, and NGL derivative settlement gain by approximately $6.2 million, $4.8 million, and $3.0 million, respectively.

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

We evaluate our transactions to determine if any variable interest entities exist. If we determine that we are the primary beneficiary of a variable interest entity, that entity is consolidated into our consolidated financial statements. We have not been involved in any unconsolidated SPE transactions in 2016.

Critical Accounting Policies and Estimates

Please refer to the corresponding section in Part II, Item 7 and to Note 1 - Summary of Significant Accounting Policies included in Part II, Item 8 of our 2015 Form 10-K for discussion of our accounting policies and estimates.

New Accounting Pronouncements

Please refer to Note 2 - Basis of Presentation, Significant Accounting Policies, and Recently Issued Accounting Standards under Part I, Item 1 of this report for new accounting matters.

Non-GAAP Financial Measures

Adjusted EBITDAX represents net income (loss) before interest expense, other non-operating income or expense, income taxes, depreciation, depletion, amortization, and accretion expense, exploration expense, impairments, non-cash stock-based compensation expense, derivative gains and losses net of settlements, change in the Net Profits Plan liability, and gains and losses on divestitures. Adjusted EBITDAX excludes certain items that we believe affect the comparability of operating results and can exclude items that are generally one-time in nature or whose timing and/or amount cannot be reasonably estimated. Adjusted EBITDAX is a non-GAAP measure that we present because we believe it provides useful additional information to investors and analysts, as a performance measure, for analysis of our ability to internally generate funds for exploration, development, acquisitions, and to service debt. We are also subject to financial covenants under our Amended Credit Agreement based on adjusted EBITDAX ratios as further described in Note 5 - Long-Term Debt in Part I, Item 1 of this report. In addition, adjusted EBITDAX is widely used by professional research analysts and others in the valuation, comparison, and investment recommendations of companies in the oil and gas exploration and production industry, and many investors use the published research of industry research analysts in making investment decisions. Adjusted EBITDAX should not be considered in isolation or as a substitute for net income (loss), income (loss) from operations, net cash provided by operating activities, or profitability or liquidity measures prepared under GAAP. Because adjusted EBITDAX excludes some, but not all items that affect net income (loss) and may vary among companies, the adjusted EBITDAX amounts presented may not be comparable to similar metrics of other companies.

The following table provides reconciliations of our net loss and net cash provided by operating activities to adjusted EBITDAX for the periods presented:

	For the Three Months Ended March 31,
	2016	2015
	(in thousands)
Net loss (GAAP)	$(347,210)	$(53,058)
Interest expense	31,088	32,647
Interest income	(6)	(571)
Income tax benefit	(194,875)	(33,453)
Depletion, depreciation, amortization, and asset retirement obligation liability accretion	214,207	217,401
Exploration (1)	13,611	35,732
Impairment of proved properties	269,785	55,526
Abandonment and impairment of unproved properties	2,311	11,627
Stock-based compensation expense	6,868	6,024
Derivative gain	(14,228)	(154,167)
Derivative settlement gain	147,028	161,229
Change in Net Profits Plan liability	(1,260)	(4,334)
Net loss on divestiture activity	69,021	35,802
Gain on extinguishment of debt	(15,722)	—
Other, net	1,692	1,450
Adjusted EBITDAX (Non-GAAP)	182,310	311,855
Interest expense	(31,088)	(32,647)
Interest income	6	571
Income tax benefit	194,875	33,453
Exploration (1)	(13,611)	(35,732)
Exploratory dry hole expense	(19)	16,275
Amortization of deferred financing costs	(920)	1,957
Deferred income taxes	(195,039)	(33,727)
Plugging and abandonment	(604)	(2,425)
Other, net	(1,564)	46
Changes in current assets and liabilities	(16,070)	24,296
Net cash provided by operating activities (GAAP)	$118,276	$283,922
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

Cautionary Information about Forward-Looking Statements

This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events, or developments with respect to our financial condition, results of operations, or economic performance that we expect, believe, or anticipate will or may occur in the future, or that address plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “assume,” “believe,” “budget,” “estimate,” “expect,” “forecast,” “intend,” “plan,” “project,” “will,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements appear throughout this Form 10-Q, and include statements about such matters as:

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

•	other similar matters such as those discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this Form 10-Q.
Our forward-looking statements are based on assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments, and other factors that we believe are appropriate under the circumstances. These statements are subject to a number of known and unknown risks and uncertainties, which may cause our actual results and performance to be materially different from any future results or performance expressed or implied by the forward-looking statements. Some of these risks are described in the Risk Factors section in Part I, Item 1A of our 2015 Form 10-K, and include such factors as:

•
the volatility of oil, gas, and NGL prices, and the effect it may have on our profitability, financial condition, cash flows, access to capital, and ability to grow production volumes and/or proved reserves;

•	weakness in economic conditions and uncertainty in financial markets;

•	our ability to replace reserves in order to sustain production;

•	our ability to raise the substantial amount of capital required to develop and/or replace our reserves;

•	our ability to compete against competitors that have greater financial, technical, and human resources;

•	our ability to attract and retain key personnel;

•	the imprecise estimations of our actual quantities and present value of proved oil, gas, and NGL reserves;

•	the uncertainty in evaluating recoverable reserves and estimating expected benefits or liabilities;

•	the possibility that exploration and development drilling may not result in commercially producible reserves;

•	our limited control over activities on outside-operated properties;

•	our reliance on the skill and expertise of third-party service providers on our operated properties;

•	the possibility that title to properties in which we have an interest may be defective;

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is provided under Interest Rate Risk and Commodity Price Risk in Item 2 above and is incorporated herein by reference. Please also refer to the information under Interest Rate Risk and Commodity Price Risk in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our 2015 Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There were no changes during the first quarter of 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material changes to the legal proceedings as previously disclosed in our 2015 Form 10-K, under Part I, Item 3. See Note 6 - Commitments and Contingencies, in Part I, Item 1 of this report, for additional discussion.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors as previously disclosed in our 2015 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c)    The following table provides information about purchases by the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the quarter ended March 31, 2016, of shares of the Company’s common stock, which is the sole class of equity securities registered by the Company pursuant to Section 12 of the Exchange Act:

PURCHASES OF EQUITY SECURITIES BY ISSUER
AND AFFILIATED PURCHASERS

Period	(a) Total Number of Shares Purchased (1)	(b) Weighted Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Maximum Number of Shares that May Yet Be Purchased Under the Program (2)
01/01/16 - 01/31/16	24	$19.58	—	3,072,184
02/01/16 - 02/29/16	152	14.13	—	3,072,184
03/01/16 - 03/31/16	—	—	—	3,072,184
Total:	176	$14.87	—	3,072,184
____________________________________________

(1)
All shares purchased in the first quarter of 2016 offset tax withholding obligations that occurred upon the delivery of outstanding shares underlying RSUs and PSUs delivered under the terms of grants under our Equity Incentive Compensation Plan.

(2)
In July 2006, our Board of Directors approved an increase in the number of shares that may be repurchased under the original August 1998 authorization to up to 6,000,000 shares as of the effective date of the resolution. Accordingly, as of the date of this filing, we may repurchase up to 3,072,184 shares of common stock on a prospective basis, subject to the approval of our Board of Directors. The shares may be repurchased from time to time in open market transactions or privately negotiated transactions, subject to market conditions and other factors, including certain provisions of our Amended Credit Agreement, the indentures governing our Senior Notes and compliance with securities laws. Stock repurchases may be funded with existing cash balances, internal cash flow, or borrowings under our credit facility. The stock repurchase program may be suspended or discontinued at any time.

Our payment of cash dividends to our stockholders is subject to covenants under the terms of our Amended Credit Agreement that limit our annual dividend payments to no more than $50.0 million per year. We are also subject to certain covenants under the indentures governing our Senior Notes that restrict certain payments, including dividends; provided, however, that the first $6.5 million of dividends paid each year are not restricted by these covenants. We do not anticipate that these restrictions will limit our payment of dividends at our current rate for the foreseeable future if any dividends are declared by our Board of Directors.

ITEM 6. EXHIBITS

The following exhibits are filed or furnished with or incorporated by reference into this report:

Exhibit	Description
3.1
Restated Certificate of Incorporation of SM Energy Company, as amended through June 1, 2010 (filed as Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, and incorporated herein by reference)

3.2
Amended and Restated Bylaws of SM Energy Company, effective as of December 15, 2015 (filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on December 21, 2015, and incorporated herein by reference)

10.1†
Amendment No. 3 to the Pension Plan for Employees of SM Energy Company amended as of January 1, 2016 (filed as Exhibit 10.29 to the registrant’s Annual Report on Form 10-K filed for the year ended December 31, 2015, and incorporated herein by reference)

10.2
Amendment to Amended and Restated Gas Gathering Agreement, effective as of February 1, 2016, by and between SM Energy Company and ETC Field Services LLC (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on February 22, 2016, and incorporated herein by reference)

10.3
Sixth Amendment to Fifth Amended and Restated Credit Agreement, dated April 8, 2016, among SM Energy Company, Wells Fargo Bank, National Association, as Administrative Agent, and the Lenders party thereto (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on April 13, 2016, and incorporated herein by reference)

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

SM ENERGY COMPANY

May 4, 2016	By:	/s/ JAVAN D. OTTOSON
Javan D. Ottoson
President and Chief Executive Officer
(Principal Executive Officer)

May 4, 2016	By:	/s/ A. WADE PURSELL
A. Wade Pursell
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

May 4, 2016	By:	/s/ MARK T. SOLOMON
Mark T. Solomon
Vice President - Controller and Assistant Secretary
(Principal Accounting Officer)