Form 10-Q
period 2020-06-30
SM Energy Co
filed 2020-07-31
CIK 893538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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
As of July 23, 2020, the registrant had 114,458,893 shares of common stock outstanding.

Cautionary Information about Forward-Looking Statements
This Report on Form 10-Q (“Form 10-Q” or “this report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements included in this report, other than statements of historical facts, that address activities, conditions, events, or developments with respect to our financial condition, results of operations, business prospects or economic performance that we expect, believe, or anticipate will or may occur in the future, or that address plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “assume,” “believe,” “budget,” “could,” “estimate,” “expect,” “forecast,” “intend,” “pending,” “plan,” “potential,” “project,” “target,” “will,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements appear throughout this report, and include statements about such matters as:
•the impacts of macroeconomic events and the global COVID-19 pandemic (“Pandemic”) on us, our industry, our financial condition, results of operations, future operations, business prospects, capital and financial resources, ability to service our debt, ability to access the capital markets, and our plans to address the foregoing;
•the amount and nature of future capital expenditures and the availability of liquidity and capital resources to fund capital expenditures;
•our expected total production volumes for the fiscal year 2020;
•any changes to the borrowing base or aggregate lender commitments under our Sixth Amended and Restated Credit Agreement, as amended (“Credit Agreement”);
•our outlook on future crude oil, natural gas, and natural gas liquids (also respectively referred to as “oil,” “gas,” and “NGLs” throughout this report) prices, well costs, service costs, lease operating costs, and general and administrative costs;
•our drilling of wells and other exploration and development activities, our ability to obtain permits and governmental approvals, and plans by us, our joint development partners, and/or other third-party operators;
•possible or expected acquisitions and divestitures, including the possible divestiture or farm-down of, or joint development of, certain properties;
•oil, gas, and NGL reserve estimates and estimates of both future net revenues and the present value of future net revenues associated with those reserve estimates;
•future oil, gas, and NGL production estimates, identified drilling locations, as well as drilling prospects, inventories, projects and programs;
•cash flows, liquidity, interest and related debt service expenses, changes in our effective tax rate, and our ability to repay debt in the future;
•business strategies and other plans and objectives for future operations, including plans for expansion and growth of operations or to defer capital investment, plans with respect to future dividend payments, and our outlook on our future financial condition or results of operations; and
•other similar matters, such as those discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2 of this report.
Our forward-looking statements are based on assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments, and other factors that we believe are appropriate under the circumstances. These statements are subject to known and unknown risks and uncertainties, which may cause our actual results and performance to be materially different from any future results or performance expressed or implied by the forward-looking statements. Factors that may cause our financial condition, results of operations, business prospects or economic performance to differ from expectations include the factors discussed in the Risk Factors section in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K”), in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, our 2020 Proxy Statement, and the Risk Factors section in Part II, Item 1A of this report.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SM ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share data)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$10	$10
Accounts receivable	127,173	184,732
Derivative assets	211,582	55,184
Prepaid expenses and other	16,704	12,708
Total current assets	355,469	252,634
Property and equipment (successful efforts method):
Proved oil and gas properties	8,134,461	8,934,020
Accumulated depletion, depreciation, and amortization	(4,536,537)	(4,177,876)
Unproved oil and gas properties	923,666	1,005,887
Wells in progress	266,957	118,769
Other property and equipment, net of accumulated depreciation of $65,447 and $64,032, respectively	37,278	72,848
Total property and equipment, net	4,825,825	5,953,648
Noncurrent assets:
Derivative assets	34,390	20,624
Other noncurrent assets	51,944	65,326
Total noncurrent assets	86,334	85,950
Total assets	$5,267,628	$6,292,232
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$257,053	$402,008
Derivative liabilities	38,250	50,846
Other current liabilities	12,597	19,189
Total current liabilities	307,900	472,043
Noncurrent liabilities:
Revolving credit facility	193,000	122,500
Senior Notes, net	2,263,119	2,610,298
Asset retirement obligations	86,628	84,134
Deferred income taxes	57,049	189,386
Derivative liabilities	24,028	3,444
Other noncurrent liabilities	55,072	61,433
Total noncurrent liabilities	2,678,896	3,071,195

Commitments and contingencies (note 6)

Stockholders’ equity:
Common stock, $0.01 par value - authorized: 200,000,000 shares; issued and outstanding: 113,553,271 and 112,987,952 shares, respectively	1,136	1,130
Additional paid-in capital	1,825,327	1,791,596
Retained earnings	465,310	967,587
Accumulated other comprehensive loss	(10,941)	(11,319)
Total stockholders’ equity	2,280,832	2,748,994
Total liabilities and stockholders’ equity	$5,267,628	$6,292,232
The accompanying notes are an integral part of these condensed consolidated financial statements.

SM ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Operating revenues and other income:
Oil, gas, and NGL production revenue	$169,790	$406,854	$524,023	$747,330
Net gain on divestiture activity	91	262	91	323
Other operating revenues	(249)	56	1,252	449
Total operating revenues and other income	169,632	407,172	525,366	748,102
Operating expenses:
Oil, gas, and NGL production expense	80,445	123,050	199,997	244,355
Depletion, depreciation, amortization, and asset retirement obligation liability accretion	180,856	206,330	414,345	384,076
Exploration	9,787	10,877	21,136	22,225
Impairment	8,750	12,417	998,513	18,755
General and administrative	27,227	30,920	54,674	63,006
Net derivative (gain) loss	167,200	(79,655)	(378,140)	97,426
Other operating (income) expense, net	8,046	(934)	8,612	(599)
Total operating expenses	482,311	303,005	1,319,137	829,244
Income (loss) from operations	(312,679)	104,167	(793,771)	(81,142)
Interest expense	(40,354)	(39,627)	(81,866)	(77,607)
Gain on extinguishment of debt	227,281	—	239,476	—
Other non-operating expense, net	(185)	(562)	(679)	(879)
Income (loss) before income taxes	(125,937)	63,978	(636,840)	(159,628)
Income tax (expense) benefit	36,685	(13,590)	135,693	32,448
Net income (loss)	$(89,252)	$50,388	$(501,147)	$(127,180)

Basic weighted-average common shares outstanding	113,008	112,262	113,015	112,257
Diluted weighted-average common shares outstanding	113,008	112,932	113,015	112,257
Basic net income (loss) per common share	$(0.79)	$0.45	$(4.43)	$(1.13)
Diluted net income (loss) per common share	$(0.79)	$0.45	$(4.43)	$(1.13)
Dividends per common share	$—	$—	$0.01	$0.05

The accompanying notes are an integral part of these condensed consolidated financial statements.

SM ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$(89,252)	$50,388	$(501,147)	$(127,180)
Other comprehensive income, net of tax:
Pension liability adjustment	188	119	378	382
Total other comprehensive income, net of tax	188	119	378	382
Total comprehensive income (loss)	$(89,064)	$50,507	$(500,769)	$(126,798)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SM ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except share data and dividends per share)

			Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Common Stock			Retained Earnings
	Shares	Amount
Balances, December 31, 2019	112,987,952	$1,130	$1,791,596	$967,587	$(11,319)	$2,748,994
Net loss	—	—	—	(411,895)	—	(411,895)
Other comprehensive income	—	—	—	—	190	190
Cash dividends declared, $0.01 per share	—	—	—	(1,130)	—	(1,130)
Issuance of common stock upon vesting of RSUs, net of shares used for tax withholdings	730	—	(3)	—	—	(3)
Stock-based compensation expense	—	—	5,561	—	—	5,561
Balances, March 31, 2020	112,988,682	$1,130	$1,797,154	$554,562	$(11,129)	$2,341,717
Net loss	—	—	—	(89,252)	—	(89,252)
Other comprehensive income	—	—	—	—	188	188
Issuance of common stock under Employee Stock Purchase Plan	297,013	3	944	—	—	947
Stock-based compensation expense	267,576	3	5,709	—	—	5,712
Issuance of warrants	—	—	21,520	—	—	21,520
Balances, June 30, 2020	113,553,271	$1,136	$1,825,327	$465,310	$(10,941)	$2,280,832

			Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Common Stock			Retained Earnings
	Shares	Amount
Balances, December 31, 2018	112,241,966	$1,122	$1,765,738	$1,165,842	$(12,380)	$2,920,322
Net loss	—	—	—	(177,568)	—	(177,568)
Other comprehensive income	—	—	—	—	263	263
Cash dividends declared, $0.05 per share	—	—	—	(5,612)	—	(5,612)
Issuance of common stock upon vesting of RSUs, net of shares used for tax withholdings	2,579	—	(18)	—	—	(18)
Stock-based compensation expense	—	—	5,838	—	—	5,838
Balances, March 31, 2019	112,244,545	$1,122	$1,771,558	$982,662	$(12,117)	$2,743,225
Net income	—	—	—	50,388	—	50,388
Other comprehensive income	—	—	—	—	119	119
Issuance of common stock under Employee Stock Purchase Plan	184,079	2	1,957	—	—	1,959
Issuance of common stock upon vesting of RSUs, net of shares used for tax withholdings	290	—	(2)	—	—	(2)
Stock-based compensation expense	96,719	1	6,153	—	—	6,154
Other	—	—	(1)	1	—	—
Balances, June 30, 2019	112,525,633	$1,125	$1,779,665	$1,033,051	$(11,998)	$2,801,843

The accompanying notes are an integral part of these condensed consolidated financial statements.

SM ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	For the Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(501,147)	$(127,180)
Adjustments to reconcile net loss to net cash provided by operating activities
Net gain on divestiture activity	(91)	(323)
Depletion, depreciation, amortization, and asset retirement obligation liability accretion	414,345	384,076
Impairment	998,513	18,755
Stock-based compensation expense	11,273	11,992
Net derivative (gain) loss	(378,140)	97,426
Derivative settlement gain (loss)	215,965	(879)
Amortization of debt discount and deferred financing costs	8,578	7,633
Gain on extinguishment of debt	(239,476)	—
Deferred income taxes	(136,268)	(33,237)
Other, net	(3,827)	(1,287)
Net change in working capital	(57,254)	21,454
Net cash provided by operating activities	332,471	378,430

Cash flows from investing activities:
Net proceeds from the sale of oil and gas properties (1)	92	12,520
Capital expenditures	(310,209)	(576,127)
Other, net	—	319
Net cash used in investing activities	(310,117)	(563,288)

Cash flows from financing activities:
Proceeds from revolving credit facility	841,000	696,500
Repayment of revolving credit facility	(770,500)	(578,500)
Debt issuance costs related to 10.0% Senior Secured Notes due 2025	(10,491)	—
Cash paid to repurchase 6.125% Senior Notes due 2022	(28,318)	—
Repayment of 1.50% Senior Convertible Notes due 2021	(53,508)	—
Net proceeds from sale of common stock	947	1,959
Dividends paid	(1,130)	(5,612)
Other, net	(354)	(1,044)
Net cash provided by (used in) financing activities	(22,354)	113,303

Net change in cash, cash equivalents, and restricted cash	—	(71,555)
Cash, cash equivalents, and restricted cash at beginning of period	10	77,965
Cash, cash equivalents, and restricted cash at end of period	$10	$6,410

Supplemental schedule of additional cash flow information and non-cash activities:
Operating activities:
Cash paid for interest, net of capitalized interest	$(82,313)	$(67,646)
Investing activities:
Decrease in capital expenditure accruals and other	$(28,896)	$(10,097)
Supplemental non-cash investing activities:
Carrying value of properties exchanged	$—	$66,588
Supplemental non-cash financing activities:
Non-cash gain on extinguishment of debt, net	$292,984	$—

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$10	$12
Restricted cash (1)	—	6,398
Cash, cash equivalents, and restricted cash at end of period	$10	$6,410
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Quarterly Report on Form 10-Q, and Regulation S-X. These financial statements do not include all information and notes required by GAAP for annual financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the 2019 Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation of interim financial information, have been included. Operating results for the periods presented are not necessarily indicative of expected results for the full year. In connection with the preparation of the Company’s unaudited condensed consolidated financial statements, the Company evaluated events subsequent to the balance sheet date of June 30, 2020, and through the filing of this report. Additionally, certain prior period amounts have been reclassified to conform to current period presentation in the accompanying unaudited condensed consolidated financial statements.
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
As disclosed in the 2019 Form 10-K, on January 1, 2020, the Company adopted ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. As expected, there was no material impact on the Company’s unaudited condensed consolidated financial statements or disclosures upon adoption of these ASUs.
There are no ASUs that would have a material effect on the Company’s unaudited condensed consolidated financial statements and related disclosures that have been issued but not yet adopted by the Company as of June 30, 2020, or through the filing of this report.

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
The tables below present oil, gas, and NGL production revenue by product type for each of the Company’s operating regions for the three and six months ended June 30, 2020, and 2019:

	Midland Basin		South Texas		Total
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2020	2019	2020	2019	2020	2019
	(in thousands)
Oil production revenue	$114,358	$288,447	$5,158	$15,697	$119,516	$304,144
Gas production revenue	11,921	16,449	22,942	48,775	34,863	65,224
NGL production revenue	45	(43)	15,366	37,529	15,411	37,486
Total	$126,324	$304,853	$43,466	$102,001	$169,790	$406,854
Relative percentage	74%	75%	26%	25%	100%	100%
____________________________________________
Note: Amounts may not calculate due to rounding.

	Midland Basin		South Texas		Total
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019	2020	2019
	(in thousands)
Oil production revenue	$390,494	$513,694	$20,715	$29,511	$411,209	$543,205
Gas production revenue	23,255	32,041	52,318	98,296	75,573	130,337
NGL production revenue	103	(22)	37,138	73,810	37,241	73,788
Total	$413,852	$545,713	$110,171	$201,617	$524,023	$747,330
Relative percentage	79%	73%	21%	27%	100%	100%
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

Revenue is recorded in the month when performance obligations are satisfied. However, settlement statements from the purchasers of hydrocarbons and the related cash consideration are received 30 to 90 days after production has occurred. As a result, the Company must estimate the amount of production delivered to the customer and the consideration that will ultimately be received for sale of the product. Estimated revenue due to the Company is recorded within the accounts receivable line item on the accompanying balance sheets until payment is received. The accounts receivable balances from contracts with customers within the accompanying balance sheets as of June 30, 2020, and December 31, 2019, were $60.9 million and $146.3 million, respectively. To estimate accounts receivable from contracts with customers, the Company uses knowledge of its properties, historical performance, contractual arrangements, index pricing, quality and transportation differentials, and other factors as the basis for these estimates. Differences between estimates and actual amounts received for product sales are recorded in the month that payment is received from the purchaser.
Note 3 - Divestitures, Assets Held for Sale, and Acquisitions
Divestitures
No material divestitures occurred during the first six months of 2020 and 2019, and there were no assets classified as held for sale as of June 30, 2020, or December 31, 2019.
Acquisitions
No material acquisitions or acreage trades of oil and gas properties occurred during the first half of 2020. During the first half of 2019, the Company completed several non-monetary acreage trades of primarily undeveloped properties located in Howard, Martin, and Midland Counties, Texas, resulting in the exchange of approximately 2,000 net acres, with $66.6 million of carrying value attributed to the properties transferred by the Company. These trades were recorded at carryover basis with no gain or loss recognized.
Note 4 - Income Taxes
The provision for income taxes for the three and six months ended June 30, 2020, and 2019, consisted of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Current portion of income tax (expense) benefit:
Federal	$—	$—	$—	$—
State	(236)	176	(575)	(789)
Deferred portion of income tax (expense) benefit	36,921	(13,766)	136,268	33,237
Income tax (expense) benefit	$36,685	$(13,590)	$135,693	$32,448
Effective tax rate	29.1%	21.2%	21.3%	20.3%
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
A change in the Company’s effective tax rate between reporting periods will generally reflect differences in estimating permanent differences compared to changes in forecasted net income or loss. Each quarter, the Company evaluates its deferred tax assets for potential realization, weighing both positive and negative evidence to determine, on a more likely than not basis, the future utilization by asset and jurisdiction. When the significance of negative evidence outweighs the Company’s positive support of realization, a valuation allowance is recorded. Subsequently, when the significance of positive evidence outweighs negative evidence that a deferred tax asset will be realized, the valuation allowance is released.
During the second quarter of 2020, the Company executed certain debt exchange transactions that resulted in cancellation of debt income and supported the utilization of its deferred tax assets. As a result, the Company released the valuation allowance recorded in the previous quarter which increased the Company’s income tax benefit and tax benefit rate for the three months ended June 30, 2020.
The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020. The primary feature of the CARES Act that the Company benefited from was the acceleration of its refundable Alternative Minimum Tax (“AMT”) credits. On April 1, 2020, the Company filed an election to accelerate its remaining refundable AMT credits of $7.6 million. The Company received the refund in July 2020.

For all years before 2015, the Company is generally no longer subject to United States federal or state income tax examinations by tax authorities.
Note 5 - Long-Term Debt
During the second quarter of 2020, the Company initiated an offer to exchange its outstanding senior unsecured notes, as presented in the Senior Unsecured Notes section below (“Senior Unsecured Notes”), other than the 1.50% Senior Convertible Notes due 2021 (“2021 Senior Convertible Notes,” and together with the Senior Unsecured Notes, “Old Notes”), and a private exchange of its outstanding 2021 Senior Convertible Notes and portions of its outstanding Senior Unsecured Notes (“Private Exchange”), in each case for newly issued 10.0% Senior Secured Second Lien Notes due January 15, 2025 (“2025 Senior Secured Notes”), referred to together as “Exchange Offers.” In connection with the Exchange Offers, the Company and its lenders amended the Credit Agreement to increase the amount of permitted second lien indebtedness to an aggregate amount of $1.0 billion, inclusive of the 2021 Senior Convertible Notes (“Permitted Second Lien Debt”). Additionally, the Company amended the indenture governing its 2021 Senior Convertible Notes, by entering into the Third Supplemental Indenture, dated as of April 29, 2020, (“Third Supplemental Indenture”), to the original Indenture, dated as of May 21, 2015, as supplemented and amended by the Second Supplemental Indenture, dated as of August 12, 2016, collectively referred to as the “2021 Notes Indenture.” The Third Supplemental Indenture provides that the Company will satisfy any conversion obligation solely in cash.
On June 17, 2020 (“Settlement Date”), the Company exchanged $611.9 million in aggregate principal amount of Senior Unsecured Notes and $107.0 million in aggregate principal amount of 2021 Senior Convertible Notes for $446.7 million in aggregate principal amount of 2025 Senior Secured Notes, as well as, in connection with the Private Exchange, (a) $53.5 million in cash to certain holders of the 2021 Senior Convertible Notes and (b) warrants to acquire up to an aggregate of approximately 5.9 million shares, or approximately five percent of its outstanding common stock, exercisable upon the occurrence of certain future triggering events, to certain holders who exchanged Old Notes in the Private Exchange. Please refer to Note 11 - Fair Value Measurements for more information regarding the warrants issued by the Company. Pursuant to the 2021 Notes Indenture, upon the issuance of Permitted Second Lien Debt, the remaining outstanding 2021 Senior Convertible Notes became secured and are subsequently referred to as the “2021 Senior Secured Convertible Notes,” and together with the 2025 Senior Secured Notes, the “Senior Secured Notes.”
The following table summarizes the principal amounts of the Old Notes tendered as of the Settlement Date:

Title of Old Notes Tendered	Principal Amount of Old Notes Tendered
(in thousands)
1.50% Senior Convertible Notes due 2021	$107,015
6.125% Senior Notes due 2022	141,701
5.0% Senior Notes due 2024	155,339
5.625% Senior Notes due 2025	150,882
6.75% Senior Notes due 2026	80,765
6.625% Senior Notes due 2027	83,209
Total	$718,911
Please refer to the Credit Agreement, Senior Secured Notes, and Senior Unsecured Notes sections below for additional information regarding the debt transactions conducted by the Company during the second quarter of 2020.
Credit Agreement
The Company’s Credit Agreement provides for a senior secured revolving credit facility with a maximum loan amount of $2.5 billion. During the second quarter of 2020, the Company and its lenders completed the semi-annual borrowing base redetermination, and entered into the Third Amendment and the Fourth Amendment to the Credit Agreement (collectively, “Amendments”). As a result of lower commodity prices and a corresponding decrease in the value of the Company’s proved reserves, the borrowing base and aggregate lender commitments were both reduced to $1.1 billion. The Amendments permitted the Company to incur second lien debt of up to $827.5 million prior to the next scheduled redetermination date of October 1, 2020, provided that all principal amounts of such debt are used to redeem unsecured senior debt of the Company for less than or equal to 80% of par value. The Amendments also permitted the Company to grant a second-priority security interest to the holders of the Company’s outstanding 2021 Senior Convertible Notes to secure the Company’s obligations under the 2021 Senior Convertible Notes. As a result, the Company may incur Permitted Second Lien Debt in an aggregate amount of up to $1.0 billion. As of June 30, 2020, the Company had $487.8 million of available Permitted Second Lien Debt capacity. Additionally, the Amendments reduced the amount of dividends that the Company may declare and pay on an annual basis from $50.0 million to $12.0 million.
The Credit Agreement is scheduled to mature on September 28, 2023, except that, pursuant to the Amendments, newly issued Permitted Second Lien Debt used to redeem any portion of the remaining 6.125% Senior Notes due 2022 (“2022 Senior Notes”) must have maturities on or after 180 days after September 28, 2023; otherwise, the maturity date of the Credit Agreement will be July 2, 2023. Without regard to which maturity date is in effect, the maturity date could occur earlier on August 16, 2022, if the Company has not completed certain repurchase, redemption, or refinancing activities associated with its 2022 Senior Notes, and does not have certain unused availability for borrowing under the Credit Agreement, as outlined in the Credit Agreement.
Interest and commitment fees associated with the revolving credit facility are accrued based on a borrowing base utilization grid set forth in the Credit Agreement. The Third Amendment to the Credit Agreement amended the borrowing base utilization grid as presented in the table below. At the Company’s election, borrowings under the Credit Agreement may be in the form of Eurodollar, Alternate Base Rate (“ABR”), or Swingline loans. Eurodollar loans accrue interest at LIBOR, plus the applicable margin from the utilization grid, and ABR and Swingline loans accrue interest at a market-based floating rate, plus the applicable margin from the utilization grid. Commitment fees are accrued on the unused portion of the aggregate lender commitment amount at rates from the utilization grid and are included in the interest expense line item on the accompanying statements of operations.

Borrowing Base Utilization Percentage	<25%	≥25% <50%	≥50% <75%	≥75% <90%	≥90%
Eurodollar Loans (1)	1.750%	2.000%	2.500%	2.750%	3.000%
ABR Loans or Swingline Loans	0.750%	1.000%	1.500%	1.750%	2.000%
Commitment Fee Rate	0.375%	0.375%	0.500%	0.500%	0.500%
____________________________________________
(1) The Credit Agreement specifies that if LIBOR is no longer a widely used benchmark rate, or if it is no longer used for determining interest rates for loans in the United States, a replacement interest rate that fairly reflects the cost to the lenders of funding loans shall be established by the Administrative Agent, as defined in the Credit Agreement, in consultation with the Company. Please refer to Note 1 - Summary of Significant Accounting Policies for discussion of FASB ASU 2020-04, which provides guidance related to reference rate reform.
The following table presents the outstanding balance, total amount of letters of credit outstanding, and available borrowing capacity under the Credit Agreement as of July 23, 2020, June 30, 2020, and December 31, 2019:

	As of July 23, 2020	As of June 30, 2020	As of December 31, 2019
	(in thousands)
Revolving credit facility (1)	$180,000	$193,000	$122,500
Letters of credit (2)	42,000	42,000	—
Available borrowing capacity	878,000	865,000	1,077,500
Total aggregate lender commitment amount	$1,100,000	$1,100,000	$1,200,000
____________________________________________
(1) Unamortized deferred financing costs attributable to the revolving credit facility are presented as a component of the other noncurrent assets line item on the accompanying balance sheets and totaled $5.0 million and $5.9 million as of June 30, 2020, and December 31, 2019, respectively. These costs are being amortized over the term of the revolving credit facility on a straight-line basis.
(2) Letters of credit outstanding reduce the amount available under the credit facility on a dollar-for-dollar basis.
Senior Notes
Senior Secured Notes. Senior Secured Notes, net of unamortized discount and deferred financing costs, included within the Senior Notes, net line item on the accompanying balance sheets as of June 30, 2020, consisted of the following:

	As of June 30, 2020
	Principal Amount	Unamortized Debt Discount	Unamortized Deferred Financing Costs	Principal Amount, Net
	(in thousands)
10.0% Senior Secured Notes due 2025	$446,675	$(41,340)	$(11,596)	$393,739
1.50% Senior Secured Convertible Notes due 2021 (1)	65,485	(3,592)	(349)	61,544
Total	$512,160	$(44,932)	$(11,945)	$455,283
____________________________________________
(1) As discussed above, as required by the 2021 Notes Indenture and as permitted by the Credit Agreement, as the Company issued Permitted Second Lien Debt upon the closing of the Exchange Offers, its remaining 2021 Senior Convertible Notes contemporaneously became secured.
2025 Senior Secured Notes. On June 17, 2020, the Company issued $446.7 million in aggregate principal amount of 2025 Senior Secured Notes due January 15, 2025. The Company incurred fees of $11.7 million, which are being amortized as deferred financing costs over the life of the 2025 Senior Secured Notes. Upon the issuance of the 2025 Senior Secured

Notes, the Company recorded $405.0 million as the initial carrying amount, which approximated their fair value at issuance. The excess of the principal amount of the 2025 Senior Secured Notes over its fair value was recorded as a debt discount. The debt discount and deferred financing costs are amortized to interest expense through the maturity date.
In connection with the issuance of the 2025 Senior Secured Notes, the Company entered into an indenture dated as of June 17, 2020 with UMB Bank, N.A., as trustee, governing the 2025 Senior Secured Notes (“2025 Notes Indenture”). The Company may redeem some or all of its 2025 Senior Secured Notes prior to their maturity at redemption prices based on a premium, plus accrued and unpaid interest as described in the 2025 Notes Indenture.
The 2025 Senior Secured Notes are senior obligations of the Company, secured on a second-priority basis, ranking junior to the Company’s obligations under the Credit Agreement and equal in priority with the 2021 Senior Secured Convertible Notes. The 2025 Senior Secured Notes rank senior in right of payment with all of the Company’s existing and any future unsecured senior or subordinated debt.
2021 Senior Secured Convertible Notes. Upon issuance of the 2025 Senior Secured Notes, which was Permitted Second Lien Debt, as required by the 2021 Notes Indenture, and as permitted by the Credit Agreement, the 2021 Senior Convertible Notes became secured senior obligations of the Company on a second-priority basis, ranking junior to the Company’s obligations under the Credit Agreement and equal in priority with the 2025 Senior Secured Notes. The 2021 Senior Secured Convertible Notes rank senior in right of payment to all of the Company’s existing and any future unsecured senior or subordinated debt. During the second quarter of 2020, pursuant to the Third Supplemental Indenture, the Company agreed to satisfy any conversion obligation solely in cash, resulting in reclassification of the fair value of the equity components out of additional paid-in capital. Please refer to Note 5 - Long-Term Debt in the 2019 Form 10-K for additional detail on the Company’s 2021 Senior Convertible Notes and associated capped call transactions.
On June 17, 2020, the Company retired $107.0 million in aggregate principal amount of its 2021 Senior Convertible Notes that were exchanged in the Private Exchange. As a result, the Company paid $740,000 of accrued and unpaid interest and recognized $6.1 million and $593,000 of previously unamortized debt discount and deferred financing costs, respectively, associated with the retired 2021 Senior Convertible Notes.
The 2021 Senior Secured Convertible Notes were not convertible at the option of holders as of June 30, 2020, or through the filing of this report. Notwithstanding the inability to convert, the if-converted value of the 2021 Senior Secured Convertible Notes did not exceed the principal amount. The remaining debt discount and debt-related issuance costs are being amortized to the principal value of the 2021 Senior Secured Convertible Notes as interest expense through the maturity date of July 1, 2021. Interest expense recognized on the 2021 Senior Secured Convertible Notes related to the stated interest rate and amortization of the debt discount totaled $2.6 million and $2.7 million for the three months ended June 30, 2020, and 2019, respectively, and totaled $5.4 million for each of the six months ended June 30, 2020, and 2019.
Senior Unsecured Notes. Senior Unsecured Notes, net of unamortized deferred financing costs, included within the Senior Notes, net line item on the accompanying balance sheets as of June 30, 2020, and December 31, 2019, consisted of the following:

	As of June 30, 2020			As of December 31, 2019
	Principal Amount	Unamortized Deferred Financing Costs	Principal Amount, Net	Principal Amount	Unamortized Deferred Financing Costs	Principal Amount, Net
	(in thousands)
6.125% Senior Notes due 2022	$294,346	$1,494	$292,852	$476,796	$2,920	$473,876
5.0% Senior Notes due 2024	344,661	2,278	342,383	500,000	3,766	496,234
5.625% Senior Notes due 2025	349,118	3,108	346,010	500,000	4,903	495,097
6.75% Senior Notes due 2026	419,235	4,321	414,914	500,000	5,571	494,429
6.625% Senior Notes due 2027	416,791	5,114	411,677	500,000	6,601	493,399
1.50% Senior Convertible Notes due 2021 (1)(2)	—	—	—	172,500	15,237	157,263
Total	$1,824,151	$16,315	$1,807,836	$2,649,296	$38,998	$2,610,298
____________________________________________
(1) Unamortized deferred financing costs attributable to the 2021 Senior Convertible Notes include $13.9 million related to the unamortized debt discount as of December 31, 2019.
(2) As discussed above, as required by the 2021 Notes Indenture and as permitted by the Credit Agreement, as the Company issued Permitted Second Lien Debt upon the closing of the Exchange Offers, its remaining 2021 Senior Convertible Notes contemporaneously became secured.

The senior unsecured notes listed above (collectively referred to as “Senior Unsecured Notes,” and together with the Senior Secured Notes, “Senior Notes”) are unsecured senior obligations and rank equal in right of payment with all of the Company’s existing and any future unsecured senior debt and are senior in right of payment to any future subordinated debt. The Company may redeem some or all of its Senior Unsecured Notes prior to their maturity at redemption prices based on a premium, plus accrued and unpaid interest as described in the indentures governing the Senior Unsecured Notes. Please refer to Note 5 - Long-Term Debt in the 2019 Form 10-K for additional detail on the Company’s Senior Unsecured Notes.
On June 17, 2020, the Company retired $611.9 million in aggregate principal amount of its Senior Unsecured Notes that were exchanged in the Exchange Offers. As a result, the Company paid $8.1 million of accrued and unpaid interest and recognized $5.0 million of previously unamortized deferred financing costs associated with the retired Senior Unsecured Notes. The Company cancelled all retired Senior Unsecured Notes upon closing of the Exchange Offers.
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
Covenants
The Company is subject to certain covenants under the Credit Agreement and the indentures governing the Senior Secured Notes and the Senior Unsecured Notes that, among other terms, limit the Company’s ability to incur additional indebtedness, make restricted payments including dividends, sell assets, with respect to the Company’s restricted subsidiaries, permit the consensual restriction on the ability of such restricted subsidiaries to pay dividends or indebtedness owing to the Company or to any other restricted subsidiaries, create liens that secure debt, enter into transactions with affiliates, and merge or consolidate with another company. The Company was in compliance with all such covenants as of June 30, 2020, and through the filing of this report.
Capitalized Interest
Capitalized interest costs for the three months ended June 30, 2020, and 2019, totaled $4.1 million and $5.0 million, respectively, and totaled $6.8 million and $9.9 million for the six months ended June 30, 2020, and 2019, respectively. The amount of interest the Company capitalizes generally fluctuates based on the amount borrowed, the Company’s capital program, and the timing and amount of costs associated with capital projects that are considered in progress. Capitalized interest costs are included in total costs incurred.
Note 6 - Commitments and Contingencies
Commitments
Other than those items discussed below, there have been no changes in commitments through the filing of this report that differ materially from those disclosed in the 2019 Form 10-K. Please refer to Note 6 - Commitments and Contingencies in the 2019 Form 10-K for additional discussion of the Company’s commitments.
Drilling Rig Service Contracts. During the first half of 2020, and through the filing of this report, the Company amended certain of its drilling rig contracts resulting in the reduction of day rates and potential early termination fees and the extension of contract terms. As of the filing of this report, the Company’s drilling rig commitments totaled $17.6 million under contract terms extending through the second quarter of 2021. If all of these contracts were terminated as of the filing of this report, the Company would avoid a portion of the contractual service commitments; however, the Company would be required to pay $9.0 million in early termination fees. The Company does not expect to incur material penalties with regard to its drilling rig contracts.
Drilling and Completion Commitments. During the first half of 2020, the Company entered into an agreement that includes minimum drilling and completion footage requirements on certain existing leases. If these minimum requirements are not satisfied by March 31, 2021, the Company will be required to pay liquidated damages based on the difference between the actual footage drilled and completed and the minimum requirements. As of June 30, 2020, the liquidated damages could range from zero to a maximum of $39.5 million, with the maximum exposure assuming no additional development activity occurred prior to March 31, 2021. The Company also entered into an agreement that includes a minimum number of wells drilled and completed on certain existing leases. If these minimum requirements are not satisfied by December 31, 2021, the Company will be required to pay liquidated damages based on the difference between the actual number of wells drilled and completed and the minimum requirements. As of June 30, 2020, the liquidated damages could range from zero to a maximum of $11.5 million, with the maximum exposure assuming no additional development activity occurred prior to December 31, 2021. As of the filing of this report, the Company expects to meet its obligations under both agreements.

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
Note 7 - Compensation Plans
Equity Incentive Compensation Plan
As of June 30, 2020, 4.2 million shares of common stock were available for grant under the Company’s Equity Incentive Compensation Plan (“Equity Plan”).
Performance Share Units
The Company grants performance share units (“PSUs”) to eligible employees as part of its Equity Plan. The number of shares of the Company’s common stock issued to settle PSUs ranges from zero to two times the number of PSUs awarded and is determined based on certain criteria over a three-year performance period. PSUs generally vest on the third anniversary of the date of the grant or upon other triggering events as set forth in the Equity Plan.
For PSUs granted in 2017, which the Company determined to be equity awards, the settlement criteria included a combination of the Company’s Total Shareholder Return (“TSR”) on an absolute basis, and the Company’s TSR relative to the TSR of certain peer companies over the associated three-year performance period. The fair value of the PSUs granted in 2017 was measured on the grant date using a stochastic Monte Carlo simulation using geometric Brownian motion (“GBM Model”). As these awards depend entirely on market-based settlement criteria, the associated compensation expense is recognized on a straight-line basis within general and administrative expense and exploration expense over the vesting periods of the respective awards.
For PSUs granted in 2018 and 2019, the settlement criteria include a combination of the Company’s TSR relative to the TSR of certain peer companies and the Company’s cash return on total capital invested (“CRTCI”) relative to the CRTCI of certain peer companies over the associated three-year performance period. In addition to these performance criteria, the award agreements for these grants also stipulate that if the Company’s absolute TSR is negative over the three-year performance period, the maximum number of shares of common stock that can be issued to settle outstanding PSUs is capped at one times the number of PSUs granted on the award date, regardless of the Company’s TSR and CRTCI performance relative to its peer group. The fair value of the PSUs granted in 2018 and 2019 was measured on the applicable grant dates using the GBM Model, with the assumption that the associated CRTCI performance condition will be met at the target amount at the end of the respective performance periods. Compensation expense for PSUs is recognized within general and administrative expense and exploration expense over the vesting periods of the respective awards. As these awards depend on a combination of performance-based settlement criteria and market-based settlement criteria, compensation expense may be adjusted in future periods as the number of units expected to vest increases or decreases based on the Company’s expected CRTCI performance relative to the applicable peer companies.
The Company records compensation expense associated with the issuance of PSUs based on the fair value of the awards as of the date of grant. Total compensation expense recorded for PSUs was $2.8 million and $2.9 million for the three months ended June 30, 2020, and 2019, respectively, and $5.4 million and $5.7 million for the six months ended June 30, 2020, and 2019, respectively. As of June 30, 2020, there was $10.0 million of total unrecognized compensation expense related to non-vested PSU awards, which is being amortized through 2022. There were no material changes to the outstanding and non-vested PSUs during the six months ended June 30, 2020.
Subsequent to June 30, 2020, the Company settled all PSUs that were granted in 2017, which earned a 0.9 times multiplier, by issuing 485,060 net shares of the Company’s common stock in accordance with the terms of the applicable PSU awards. The Company and the majority of grant participants mutually agreed to net share settle a portion of the awards to cover income and payroll tax withholdings, as provided for in the Equity Plan and applicable award agreements. As a result, 215,451 shares were withheld to satisfy income and payroll tax withholding obligations that occurred upon delivery of the shares underlying those PSUs.
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
The Company records compensation expense associated with the issuance of RSUs based on the fair value of the awards as of the date of grant. The fair value of an RSU is equal to the closing price of the Company’s common stock on the day of the grant. Compensation expense for RSUs is recognized within general and administrative expense and exploration expense over the vesting periods of the respective awards. Total compensation expense recorded for employee RSUs was $2.7 million and $2.8 million for the three months ended June 30, 2020, and 2019, respectively and $5.3 million and $5.5 million for the six months ended June 30, 2020, and 2019, respectively. As of June 30, 2020, there was $10.8 million of total unrecognized compensation expense related to non-vested RSU awards, which is being amortized through 2022. There were no material changes to the outstanding and non-vested RSUs during the six months ended June 30, 2020.
Subsequent to June 30, 2020, the Company settled 587,088 RSUs that related to awards granted in previous years. The Company and the majority of grant participants mutually agreed to net share settle a portion of the awards to cover income and payroll tax withholdings, as provided for in the Equity Plan and applicable award agreements. As a result, the Company issued 420,562 net shares of common stock upon settlement of the awards. The remaining 166,526 shares were withheld to satisfy income and payroll tax withholding obligations that occurred upon delivery of the shares underlying those RSUs.
Director Shares
During the second quarters of 2020, and 2019, the Company issued 267,576 and 96,719 shares, respectively, of its common stock to its non-employee directors under the Equity Plan. Shares issued during the second quarter of 2020 will fully vest on December 31, 2020. Shares issued during the second quarter of 2019 fully vested on December 31, 2019.
Employee Stock Purchase Plan
Under the Company’s Employee Stock Purchase Plan (“ESPP”), eligible employees may purchase shares of the Company’s common stock through payroll deductions of up to 15 percent of eligible compensation, without accruing in excess of $25,000 in value from purchases for each calendar year. The purchase price of the stock is 85 percent of the lower of the fair market value of the stock on either the first or last day of the purchase period. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code. There were 297,013 and 184,079 shares issued under the ESPP during the second quarters of 2020, and 2019, respectively. Total proceeds to the Company for the issuance of these shares was $947,000 and $2.0 million for the six months ended June 30, 2020, and 2019, respectively. The fair value of ESPP grants is measured at the date of grant using the Black-Scholes option-pricing model.
Note 8 - Pension Benefits
Pension Plans
The Company has a non-contributory defined benefit pension plan covering employees who meet age and service requirements and who began employment with the Company prior to January 1, 2016 (“Qualified Pension Plan”). The Company also has a supplemental non-contributory pension plan covering certain management employees (“Nonqualified Pension Plan” and together with the Qualified Pension Plan, “Pension Plans”). The Company froze the Pension Plans to new participants, effective as of January 1, 2016. Employees participating in the Pension Plans prior to the plans being frozen will continue to earn benefits.
Components of Net Periodic Benefit Cost for the Pension Plans

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Components of net periodic benefit cost:
Service cost	$863	$1,108	$2,258	$2,791
Interest cost	480	739	1,178	1,395
Expected return on plan assets that reduces periodic pension benefit cost	(474)	(321)	(867)	(787)
Amortization of prior service cost	5	5	9	9
Amortization of net actuarial loss	235	147	475	479
Net periodic benefit cost	$1,109	$1,678	$3,053	$3,887
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

Contributions
As of the filing of this report, the Company has contributed $4.6 million to the Qualified Pension Plan in 2020.
Note 9 - Earnings Per Share
Basic net income or loss per common share is calculated by dividing net income or loss available to common stockholders by the basic weighted-average number of common shares outstanding for the respective period. Diluted net income or loss per common share is calculated by dividing net income or loss available to common stockholders by the diluted weighted-average number of common shares outstanding, which includes the effect of potentially dilutive securities. As of June 30, 2019, potentially dilutive securities for this calculation consisted primarily of non-vested RSUs, contingent PSUs, and shares into which the 2021 Senior Convertible Notes were convertible, which were measured using the treasury stock method. Shares of the Company’s common stock traded at an average closing price below the $40.50 conversion price applicable to the 2021 Senior Convertible Notes for the three and six months ended June 30, 2019, therefore, the 2021 Senior Convertible Notes had no dilutive impact. On April 29, 2020, pursuant to the Third Supplemental Indenture, the Company agreed that it will satisfy any conversion obligation with respect to the 2021 Senior Convertible Notes solely in cash. As a result, the Company’s 2021 Senior Secured Convertible Notes are no longer convertible into shares of the Company’s common stock and thus, were not considered to be a potentially dilutive instrument as of June 30, 2020.
On June 17, 2020, the Company issued warrants to purchase up to an aggregate of approximately 5.9 million shares, or approximately five percent of its outstanding common stock, at an exercise price of $0.01 per share, as discussed in Note 5 - Long-Term Debt. The Warrant Agreement dated as of June 17, 2020 (“Warrant Agreement”), states that the warrants are only exercisable upon the Triggering Date, as defined in Note 11 - Fair Value Measurements. The warrants were not exercisable during the six months ended June 30, 2020, and therefore had no dilutive impact. Please refer to Note 11 - Fair Value Measurements for additional detail regarding the terms of the warrants.
As of June 30, 2020, potentially dilutive securities for this calculation consist primarily of non-vested RSUs, contingent PSUs, and warrants, which are measured using the treasury stock method. Please refer to Note 7 - Compensation Plans and Note 11 - Fair Value Measurements in this report, and Note 9 - Earnings Per Share in the 2019 Form 10-K for additional detail on these potentially dilutive securities.
When the Company recognizes a net loss from continuing operations, all potentially dilutive shares are anti-dilutive and are consequently excluded from the calculation of diluted net loss per common share. The following table details the weighted-average anti-dilutive securities for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Anti-dilutive	701	—	877	715
The following table sets forth the calculations of basic and diluted net income (loss) per common share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands, except per share data)
Net income (loss)	$(89,252)	$50,388	$(501,147)	$(127,180)

Basic weighted-average common shares outstanding	113,008	112,262	113,015	112,257
Dilutive effect of non-vested RSUs and contingent PSUs	—	670	—	—
Diluted weighted-average common shares outstanding	113,008	112,932	113,015	112,257

Basic net income (loss) per common share	$(0.79)	$0.45	$(4.43)	$(1.13)
Diluted net income (loss) per common share	$(0.79)	$0.45	$(4.43)	$(1.13)

Note 10 - Derivative Financial Instruments
Summary of Oil, Gas, and NGL Derivative Contracts in Place
The Company has entered into various commodity derivative contracts to mitigate a portion of its exposure to potentially adverse market changes in commodity prices and the associated impact on cash flows. As of June 30, 2020, all derivative counterparties were members of the Company’s Credit Agreement lender group and all contracts were entered into for other-than-trading purposes. The Company’s commodity derivative contracts consist of swap and collar arrangements for oil production, and swap arrangements for gas and NGL production. In a typical commodity swap agreement, if the agreed upon published third-party index price (“index price”) is lower than the swap fixed price, the Company receives the difference between the index price and the agreed upon swap fixed price. If the index price is higher than the swap fixed price, the Company pays the difference. For collar arrangements, the Company receives the difference between an agreed upon index price and the floor price if the index price is below the floor price. The Company pays the difference between the agreed upon ceiling price and the index price if the index price is above the ceiling price. No amounts are paid or received if the index price is between the floor and ceiling prices.
The Company has entered into fixed price oil basis swaps in order to mitigate exposure to adverse pricing differentials between certain industry benchmark prices and the actual physical pricing points where the Company’s production volumes are sold. Currently, the Company has basis swap contracts with fixed price differentials between New York Mercantile Exchange (“NYMEX”) WTI and WTI Midland for a portion of its Midland Basin production with sales contracts that settle at WTI Midland prices, and basis swap contracts with fixed price differentials between NYMEX WTI and Intercontinental Exchange Brent Crude (“ICE Brent”) for a portion of its Midland Basin oil production with sales contracts that settle at ICE Brent prices. The Company has also entered into crude oil swap contracts to fix the differential in pricing between the NYMEX calendar month average and the physical crude oil delivery month (“Roll Differential”) in which the Company pays the periodic variable Roll Differential and receives a weighted-average fixed price differential. The weighted-average fixed price differential represents the amount of net addition (reduction) to delivery month prices for the notional volumes covered by the swap contracts.
As of June 30, 2020, the Company had commodity derivative contracts outstanding through the fourth quarter of 2022 as summarized in the tables below.
Oil Swaps

Contract Period	NYMEX WTI Volumes	Weighted-Average Contract Price
	(MBbl)	(per Bbl)
Third quarter 2020	3,361	$56.43
Fourth quarter 2020	4,397	$57.03
2021	13,467	$39.65
2022	1,276	$41.75
Total	22,501
Oil Collars

Contract Period	NYMEX WTI Volumes	Weighted-Average Floor Price	Weighted-Average Ceiling Price
	(MBbl)	(per Bbl)	(per Bbl)
Third quarter 2020	1,252	$55.00	$62.90
Fourth quarter 2020	610	$55.00	$61.90
2021	329	$55.00	$56.70
Total	2,191

Oil Basis Swaps

Contract Period	WTI Midland-NYMEX WTI Volumes	Weighted-Average Contract Price (1)	NYMEX WTI-ICE Brent Volumes	Weighted-Average Contract Price (2)
	(MBbl)	(per Bbl)	(MBbl)	(per Bbl)
Third quarter 2020	3,607	$(0.62)	920	$(8.01)
Fourth quarter 2020	4,087	$(0.38)	920	$(8.01)
2021	11,527	$0.87	3,650	$(7.86)
2022	9,500	$1.15	3,650	$(7.78)
Total	28,721		9,140
____________________________________________
(1) Represents the price differential between WTI Midland (Midland, Texas) and NYMEX WTI (Cushing, Oklahoma).
(2) Represents the price differential between NYMEX WTI (Cushing, Oklahoma) and ICE Brent (North Sea).
Oil Roll Differential Swaps

Contract Period	NYMEX WTI Volumes	Weighted-Average Contract Price
	(MBbl)	(per Bbl)
Third quarter 2020	3,077	$(1.34)
Fourth quarter 2020	2,503	$(1.18)
2021	4,002	$(0.52)
Total	9,582
Gas Swaps

Contract Period	IF HSC Volumes	Weighted-Average Contract Price	WAHA Volumes	Weighted-Average Contract Price
	(BBtu)	(per MMBtu)	(BBtu)	(per MMBtu)
Third quarter 2020	4,493	$2.41	4,628	$1.08
Fourth quarter 2020	9,327	$2.39	4,872	$1.21
2021	41,736	$2.38	20,676	$1.52
2022	6,104	$2.23	2,681	$1.90
Total (1)	61,660		32,857
____________________________________________
(1) The Company has natural gas swaps in place that settle against Inside FERC Houston Ship Channel (“IF HSC”), Inside FERC West Texas (“IF WAHA”), and Platt’s Gas Daily West Texas (“GD WAHA”). As of June 30, 2020, WAHA volumes were comprised of 71 percent IF WAHA and 29 percent GD WAHA.
NGL Swaps

	OPIS Propane Mont Belvieu Non-TET
Contract Period	Volumes	Weighted-Average Contract Price
	(MBbl)	(per Bbl)
Third quarter 2020	409	$22.33
Fourth quarter 2020	466	$22.29
Total	875
Commodity Derivative Contracts Entered Into Subsequent to June 30, 2020
Subsequent to June 30, 2020, the Company entered into the following commodity derivative contracts:
•fixed price NYMEX WTI oil swap contracts for 2021 through the fourth quarter of 2022 for a total of 3.7 MMBbl of oil production at a weighted-average contract price of $43.29 per Bbl;
•fixed price WTI Midland-NYMEX WTI oil basis swap contracts for 2021 for a total of 2.3 MMBbl of oil production at a weighted-average contract price of $0.21 per Bbl;

•a fixed price GD WAHA gas swap contract for the fourth quarter of 2021 for a total of 920 BBtu of gas production at a contract price of $1.99 per MMBtu; and
•a fixed price OPIS Propane Mont Belvieu Non-TET swap contract for 2021 for a total of 0.4 MMBbl of propane production at a contract price of $19.74 per Bbl.
Derivative Assets and Liabilities Fair Value
The Company’s commodity derivatives are measured at fair value and are included in the accompanying balance sheets as derivative assets and liabilities, with the exception of derivative instruments that meet the “normal purchase normal sale” exclusion. The Company does not designate its derivative commodity contracts as hedging instruments. The fair value of the commodity derivative contracts was a net asset of $183.7 million and $21.5 million as of June 30, 2020, and December 31, 2019, respectively.
The following table details the fair value of commodity derivative contracts recorded in the accompanying balance sheets, by category:

	As of June 30, 2020	As of December 31, 2019
	(in thousands)
Derivative assets:
Current assets	$211,582	$55,184
Noncurrent assets	34,390	20,624
Total derivative assets	$245,972	$75,808
Derivative liabilities:
Current liabilities	$38,250	$50,846
Noncurrent liabilities	24,028	3,444
Total derivative liabilities	$62,278	$54,290
Offsetting of Derivative Assets and Liabilities
As of June 30, 2020, and December 31, 2019, all derivative instruments held by the Company were subject to master netting arrangements with various financial institutions. In general, the terms of the Company’s agreements provide for offsetting of amounts payable or receivable between it and the counterparty, at the election of both parties, for transactions that settle on the same date and in the same currency. The Company’s agreements also provide that in the event of an early termination, the counterparties have the right to offset amounts owed or owing under that and any other agreement with the same counterparty. The Company’s accounting policy is to not offset these positions in its accompanying balance sheets.
The following table provides a reconciliation between the gross assets and liabilities reflected on the accompanying balance sheets and the potential effects of master netting arrangements on the fair value of the Company’s commodity derivative contracts:

	Derivative Assets as of		Derivative Liabilities as of
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
	(in thousands)
Gross amounts presented in the accompanying balance sheets	$245,972	$75,808	$(62,278)	$(54,290)
Amounts not offset in the accompanying balance sheets	(62,278)	(35,075)	62,278	35,075
Net amounts	$183,694	$40,733	$—	$(19,215)

The following table summarizes the commodity components of the derivative settlement (gain) loss, as well as the components of the net derivative (gain) loss line item presented in the accompanying statements of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Derivative settlement (gain) loss:
Oil contracts	$(138,606)	$10,689	$(192,188)	$12,058
Gas contracts	(1,054)	(5,668)	(15,679)	(1,534)
NGL contracts	(2,868)	(9,111)	(8,098)	(9,645)
Total derivative settlement (gain) loss	$(142,528)	$(4,090)	$(215,965)	$879

Net derivative (gain) loss:
Oil contracts	$151,250	$(34,552)	$(391,290)	$151,245
Gas contracts	8,261	(25,996)	14,989	(32,109)
NGL contracts	7,689	(19,107)	(1,839)	(21,710)
Total net derivative (gain) loss	$167,200	$(79,655)	$(378,140)	$97,426
Credit Related Contingent Features
As of June 30, 2020, and through the filing of this report, all of the Company’s derivative counterparties were members of the Company’s Credit Agreement lender group. Under the Credit Agreement, the Company is required to provide mortgage liens on assets having a value equal to at least 85 percent of the total PV-9, as defined in the Credit Agreement, of the Company’s proved oil and gas properties evaluated in the most recent reserve report. Collateral securing indebtedness under the Credit Agreement also secures the Company’s derivative agreement obligations.
Note 11 - Fair Value Measurements
The Company follows fair value measurement accounting guidance for all assets and liabilities measured at fair value. This guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. Market or observable inputs are the preferred sources of values, followed by assumptions based on hypothetical transactions in the absence of market inputs. The fair value hierarchy for grouping these assets and liabilities is based on the significance level of the following inputs:
•Level 1 – quoted prices in active markets for identical assets or liabilities
•Level 2 – quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations whose inputs are observable or whose significant value drivers are observable
•Level 3 – significant inputs to the valuation model are unobservable.
The following table is a listing of the Company’s assets and liabilities that are measured at fair value in the accompanying balance sheets and where they are classified within the fair value hierarchy as of June 30, 2020:

	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Derivatives (1)	$—	$245,972	$—
Liabilities:
Derivatives (1)	$—	$62,278	$—
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
Oil and Gas Properties and Other Property and Equipment
The Company had no assets included in total property and equipment, net, measured at fair value as of June 30, 2020, or December 31, 2019.
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
No proved property impairment expense was recorded during the three months ended June 30, 2020. For the six months ended June 30, 2020, the Company recorded impairment expense of $956.7 million related to its South Texas proved oil and gas properties and related support facilities due to the decrease in commodity price forecasts at the end of the first quarter of 2020, specifically decreases in oil and NGL prices. The Company used a discount rate of 11 percent in its calculation of the present value of expected future cash flows based on the prevailing market-based weighed average cost of capital as of March 31, 2020. No proved property impairment expense was recorded during the three or six months ended June 30, 2019.

The following table presents impairment of oil and gas properties expense and abandonment and impairment of unproved properties expense recorded during the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Impairment of proved oil and gas properties and related support equipment	$—	$—	$956.7	$—
Abandonment and impairment of unproved properties (1)	8.8	12.4	41.9	18.8
Impairment (2)	$8.8	$12.4	$998.5	$18.8
____________________________________________
(1) These impairments related to actual and anticipated lease expirations, as well as actual and anticipated losses on acreage due to title defects, changes in development plans, and other inherent acreage risks. The balances in the unproved oil and gas properties line item on the accompanying balance sheets as of June 30, 2020, and December 31, 2019, are recorded at carrying value.
(2) Amounts may not calculate due to rounding.
Please refer to Note 1 - Summary of Significant Accounting Policies and Note 11 - Fair Value Measurements in the 2019 Form 10-K for more information regarding the Company’s approach in determining the fair value of its properties.
Long-Term Debt
The following table reflects the fair value of the Company’s Senior Note obligations measured using Level 1 inputs based on quoted secondary market trading prices. These notes were not presented at fair value on the accompanying balance sheets as of June 30, 2020, or December 31, 2019, as they were recorded at carrying value, net of any unamortized discounts and deferred financing costs. Please refer to Note 5 - Long-Term Debt for additional discussion.

	As of June 30, 2020		As of December 31, 2019
	Principal Amount	Fair Value	Principal Amount	Fair Value
	(in thousands)
6.125% Senior Unsecured Notes due 2022	$294,346	$214,873	$476,796	$481,564
5.0% Senior Unsecured Notes due 2024	$344,661	$190,477	$500,000	$479,815
5.625% Senior Unsecured Notes due 2025	$349,118	$185,033	$500,000	$475,835
6.75% Senior Unsecured Notes due 2026	$419,235	$213,286	$500,000	$494,860
6.625% Senior Unsecured Notes due 2027	$416,791	$206,566	$500,000	$493,750
10.0% Senior Secured Notes due 2025	$446,675	$424,064	$—	$—
1.5% Senior Convertible Notes due 2021(1)	$—	$—	$172,500	$164,430
1.5% Senior Secured Convertible Notes due 2021(1)	$65,485	$60,246	$—	$—
____________________________________________
(1) The Company’s 2021 Senior Convertible Notes became secured in the second quarter of 2020 upon closing of the Exchange Offers. Please refer to Note 5 - Long-Term Debt for additional information.
The carrying value of the Company’s revolving credit facility approximates its fair value, as the applicable interest rates are floating, based on prevailing market rates.
Warrants
As discussed in Note 5 - Long-Term Debt, the Company issued warrants to purchase up to an aggregate of approximately 5.9 million shares, or approximately five percent of its outstanding common stock, at an exercise price of $0.01 per share. The warrants are exercisable any time from and after the Triggering Date, as subsequently defined, until June 30, 2023. The Triggering Date is defined by the Warrant Agreement as the first trading day following five consecutive trading days on which the product of the number of shares of common stock issued and outstanding on four of the five trading days multiplied by the closing price per share of common stock for each such trading day exceeds $1.0 billion (“Triggering Date”). The warrants issued are indexed to the Company’s common stock and are required to be settled through physical settlement or net share settlement if exercised. The warrants were not exercisable during the six months ended June 30, 2020, or through the filing of this report.
The fair value of the warrants on the issuance date was determined using a stochastic Monte Carlo simulation using the GBM Model. The Company evaluated the warrants under authoritative accounting guidance and determined that they should be classified as equity instruments. The warrants were recorded in additional paid-in capital on the accompanying balance sheets at a fair value of $21.5 million, with no recurring fair value measurement required.
Note 12 - Leases
ASC Topic 842 - Leases (“Topic 842”), requires lessees to recognize operating and finance leases with terms greater than 12 months on the balance sheet. As of June 30, 2020, the Company did not have any agreements in place that were classified as finance leases under Topic 842. Arrangements classified as operating leases are included on the accompanying balance sheets within the other noncurrent assets, other current liabilities, and other noncurrent liabilities line items.
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
For the three months ended June 30, 2020, and 2019, total costs related to operating leases, including short-term leases, and variable lease payments made for leases with initial lease terms greater than 12 months, were $62.2 million and $139.8 million, respectively. For the six months ended June 30, 2020, and 2019, total lease costs were $135.0 million and $315.1 million, respectively. These totals do not reflect amounts that may be reimbursed by other third parties in the normal course of business, such as non-operating working interest owners. Components of the Company’s total lease cost, whether capitalized or expensed, for the three and six months ended June 30, 2020, and 2019, consisted of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Operating lease cost	$4,453	$11,479	$11,287	$20,458
Short-term lease cost (1)	36,630	102,085	80,202	237,002
Variable lease cost (2)	21,136	26,198	43,470	57,606
Total lease cost	$62,219	$139,762	$134,959	$315,066
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
Right-of-use assets obtained in exchange for new operating lease liabilities totaled $745,000 for the three and six months ended June 30, 2020, and $10.5 million and $22.7 million for the three and six months ended June 30, 2019, respectively.

Cash paid for amounts included in the measurement of lease liabilities for the six months ended June 30, 2020, and 2019, was as follows:

	For the Six Months Ended June 30,
	2020	2019
	(in thousands)
Operating cash flows from operating leases	$6,065	$5,966
Investing cash flows from operating leases	$6,188	$14,808
Maturities for the Company’s operating lease liabilities included on the accompanying balance sheets as of June 30, 2020, were as follows:

As of June 30, 2020
(in thousands)
2020 (remaining after June 30, 2020)	$7,161
2021	12,938
2022	5,948
2023	3,602
2024	2,081
Thereafter	1,640
Total Lease payments	$33,370
Less: Imputed interest (1)	(3,340)
Total	$30,030
____________________________________________
(1) The weighted-average discount rate used to determine the operating lease liability as of June 30, 2020, was 6.9 percent.
Amounts recorded on the accompanying balance sheets for operating leases as of June 30, 2020, and December 31, 2019, were as follows:

	As of June 30, 2020	As of December 31, 2019
	(in thousands)
Other noncurrent assets	$27,778	$39,717

Other current liabilities	$12,597	$19,189
Other noncurrent liabilities	$17,433	$23,137
As of June 30, 2020, and through the filing of this report, the Company has no material lease arrangements which are scheduled to commence in the future.

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
Areas of Operations
Our Midland Basin assets are located in the Permian Basin in West Texas and are comprised of approximately 80,000 net acres (“Midland Basin”). In the second quarter of 2020, we focused on continuing to delineate, develop, and expand our Midland Basin position. Our current Midland Basin position provides substantial future development opportunities within multiple oil-rich intervals, including the Spraberry and Wolfcamp formations.
Our South Texas assets are comprised of approximately 159,000 net acres located in Dimmit and Webb Counties, Texas (“South Texas”). Our current operations in South Texas are focused on developing the Eagle Ford shale formation and delineating the Austin Chalk formation. Our overlapping acreage position in the Eagle Ford shale and Austin Chalk formations includes acreage in oil, gas-condensate, and dry gas windows with gas composition amenable to processing for NGL extraction.
Second Quarter 2020 Overview and Outlook for the Remainder of 2020
The Pandemic continues to impact supply and demand for oil, gas, and NGLs, and thus our entire industry. The impacts of the Pandemic continue to be unpredictable. Future case surges or outbreaks could have further negative impacts on pricing, and as a result, we may be required to adjust our business plan which could include curtailing production. For additional detail, please refer to Risk Factors in Part II, Item 1A of this report and those risk factors previously disclosed in our 2019 Form 10-K.
We were impacted by the Pandemic and other macroeconomic events in the first and second quarters of 2020, most notably affecting the realized prices we receive for our production, and we expect to continue to be impacted by these events for the remainder of 2020. Despite continued negative impacts, we expect to maintain our current ability to sustain strong operational performance and financial stability. Given the dynamic nature of the Pandemic, we are unable to reasonably estimate the period of time that these market conditions will exist, the extent to which they will continue to impact our business, results of operations, and financial condition, or the timing of any subsequent recovery. Notwithstanding this uncertainty, we remain focused on maximizing returns and increasing the value of our top tier Midland Basin and South Texas assets. We expect to do this through continued development optimization and delineation. We believe our assets provide significant production growth potential and returns that are capable of providing internally generated cash flows in low commodity price environments, which support our priorities of improving leverage metrics and maintaining financial flexibility. During the second quarter of 2020 and as a result of the Exchange Offers discussed in Note 5 - Long-Term Debt in Part I, Item 1 of this report, we reduced our outstanding debt by $218.7 million. Our financial risk management program has significantly reduced the impact of substantially lower oil prices in 2020, and as a result of this program we recorded an oil derivative settlement gain of $16.40 per barrel for the six months ended June 30, 2020. Our realized oil price before the effects of derivative settlements was $35.09 for the six months ended June 30, 2020. As of June 30, 2020, a majority of our expected oil production for the second half of 2020 is covered by derivative contracts at NYMEX equivalent prices greater than or equal to $55.00 per barrel. Please refer to Oil, Gas, and NGL Prices below for additional detail on the pricing effects of our derivative settlements. Also, in response to the current economic environment, we have renegotiated certain contracts resulting in realized cost savings that directly support our objective of maximizing cash flows. After the renegotiation of certain contracts and taking into account other cost reductions resulting from the current economic environment, we expect an approximate 25 percent reduction in the average cost per well for the remainder of 2020, compared to year-end 2019 estimates.
Sustainability is a key focus of our plans in terms of positioning ourselves financially to participate in future energy investment opportunities and executing our strategy of being a premier operator with high standards for corporate responsibility. We remain committed to exceptional safety, health, and environmental stewardship; supporting the professional development of a diverse and thriving team of employees; making a positive difference in the communities where we live and work; and transparency in reporting on our progress in these areas. Our Board of Directors recently delegated its Nominating and Corporate Governance Committee the responsibility to oversee the development and implementation of the Company’s environmental and social policies, programs and initiatives, and renamed the committee the Environmental, Social and Governance Committee.

Energy production was deemed an essential business amidst the Pandemic. The safety of our employees, contractors, and communities where we work is our first priority while we continue to work during the Pandemic. While the execution of our business operations requires certain individuals to be physically present at well site locations, substantially all of our office-based employees are working remotely to limit physical interactions to mitigate the spread of COVID-19. For individuals who are unable to perform their jobs remotely, we maintain and continually improve social distancing and sanitary measures at our physical locations, and we continue to communicate to and train all of our employees regarding best practices applicable to maintaining a healthy and safe work environment. Since these measures were initially implemented in the first quarter of 2020, we have continued to operate without significant disruptions to our business operations. Our pre-existing control environment and internal controls continue to be effective and we continue to address new risks directly related to the Pandemic as we identify them.
The information below summarizes our recent operating and financial performance and our expectations for the remainder of 2020, including our liquidity position.
We entered 2020 with a total capital program budget between $825 million and $850 million. However, given the Pandemic and related circumstances discussed above, we reduced our 2020 capital program budget by approximately 25 percent for the full year 2020. Our financial and operational flexibility allows us to continually monitor the economic environment throughout the year and adjust our activity level as warranted. Our 2020 program remains focused on our most economic oil development projects in both our Midland Basin and South Texas assets. Please refer to Overview of Liquidity and Capital Resources below for discussion of how we expect to fund our 2020 capital program.
Financial and Operational Results. Average net daily production for the three months ended June 30, 2020, was 122.9 MBOE, compared with 136.5 MBOE for the same period in 2019. This decrease was driven by a 28 percent decrease in average net daily production volumes from our South Texas assets, partially offset by a six percent increase in average net daily production volumes from our Midland Basin assets. The overall decrease in production for the three months ended June 30, 2020, was primarily due to voluntary production curtailments, fewer net well completions during the three months ended June 30, 2020, compared with the same period in 2019, and deferral of production start-up of completed wells until June 2020, all of which were in response to low commodity prices in April and May of 2020. Realized prices before the effects of derivative settlements for oil, gas, and NGLs decreased 60 percent, 42 percent, and 36 percent, respectively, for the three months ended June 30, 2020, compared with the same period in 2019. As a result of decreased production and pricing, oil, gas, and NGL production revenue decreased 58 percent to $169.8 million for the three months ended June 30, 2020, compared with $406.9 million for the same period in 2019.
We recorded a net derivative loss of $167.2 million and a net derivative gain of $79.7 million for the three months ended June 30, 2020, and 2019, respectively. Included within these derivative amounts is a gain of $142.5 million on derivative contracts that settled during the three months ended June 30, 2020, and a gain of $4.1 million for the same period in 2019. Total production costs on a per BOE basis decreased 27 percent to $7.20 per BOE for the three months ended June 30, 2020, from $9.90 per BOE for the same period in 2019. Overall, financial and operational activities during the three months ended June 30, 2020, resulted in the following:
•net cash provided by operating activities of $114.3 million for the three months ended June 30, 2020, compared with $259.9 million for the same period in 2019;
•net loss of $89.3 million, or $0.79 per diluted share, for the three months ended June 30, 2020, compared with net income of $50.4 million, or $0.45 per diluted share, for the same period in 2019. The net loss for the three months ended June 30, 2020, was primarily driven by a $237.1 million decrease in oil, gas, and NGL production revenues and a net derivative loss of $167.2 million, partially offset by a $42.6 million decrease in production expenses and an increase in net gain on extinguishment of debt of $227.3 million. Please refer to Comparison of Financial Results and Trends Between the Three Months and Six Months Ended June 30, 2020, and 2019 below for additional discussion regarding the components of net income (loss) for the periods presented; and
•adjusted EBITDAX, a non-GAAP financial measure, for the three months ended June 30, 2020, was $201.5 million, compared with $263.0 million for the same period in 2019. Please refer to the caption Non-GAAP Financial Measures below for additional discussion and our definition of adjusted EBITDAX and reconciliations of net income (loss) and net cash provided by operating activities.
Operational Activities. The financial results and operational activity discussed throughout this report reflect the impacts of the Pandemic and the misalignment of supply and demand caused by competition among oil producing nations for crude oil market share. We plan to continually monitor the economic environment throughout the year and maintain flexibility to make related financial and operational adjustments as warranted.
In our Midland Basin program, we operated five drilling rigs and one completion crew during the second quarter of 2020. We drilled 25 gross (23 net) wells and completed 13 gross (10 net) wells during the second quarter of 2020, and increased average net daily production volumes year-over-year by six percent to 76.6 MBOE per day. Costs incurred for oil and gas producing activities in our Midland Basin program during the three months ended June 30, 2020, were $100.8 million, or 75 percent of our total costs incurred for the period. Subsequent to June 30, 2020, we released one drilling rig and we plan to operate between three and four drilling rigs and between one and two completion crews for the remainder of the year. Drilling and completion activities within our RockStar and Sweetie Peck positions in the Midland Basin continue to focus primarily on delineating and developing the Lower Spraberry and Wolfcamp shale intervals.

In our South Texas program, we entered the second quarter with one drilling rig, which we released in June. We drilled four gross (four net) wells and completed one gross (one net) well during the second quarter of 2020. Average net daily production for the second quarter of 2020 was 46.3 MBOE, a 28 percent decrease year-over-year. Costs incurred for oil and gas producing activities in our South Texas program during the three months ended June 30, 2020, were $23.7 million, or 18 percent of our total costs incurred for the period. We anticipate operating one drilling rig and one completion crew at times during the remainder of 2020 in South Texas. Drilling and completion activities in South Texas during the remainder of 2020 will be focused on delineating the Austin Chalk formation.
The table below provides a quarterly summary of changes in our drilled but not completed well count and current year drilling and completion activity in our operated programs for the three and six months ended June 30, 2020:

	Midland Basin		South Texas		Total
	Gross	Net	Gross	Net	Gross	Net
Wells drilled but not completed at December 31, 2019	51	48	21	21	72	69
Wells drilled	25	22	3	3	28	25
Wells completed	(19)	(19)	(1)	(1)	(20)	(20)
Other (1)	—	1	—	—	—	1
Wells drilled but not completed at March 31, 2020	57	52	23	23	80	75
Wells drilled	25	23	4	4	29	27
Wells completed	(13)	(10)	(1)	(1)	(14)	(11)
Wells drilled but not completed at June 30, 2020	69	65	26	26	95	91
____________________________________________
(1) Includes adjustments related to normal business activities, including working interest changes for existing drilled but not completed wells.
Costs Incurred in Oil and Gas Producing Activities. Costs incurred in oil and gas property acquisition, exploration, and development activities, whether capitalized or expensed, totaled $134.0 million and $301.4 million for the three and six months ended June 30, 2020, respectively, and were incurred in our Midland Basin and South Texas programs as further detailed in Operational Activities above.
Production Results. The table below presents our production by product type for each of our areas of operation for the three months ended June 30, 2020, and 2019:

	Midland Basin		South Texas		Total
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2020	2019	2020	2019	2020	2019
Production:
Oil (MMBbl)	5.0	5.1	0.4	0.3	5.4	5.4
Gas (Bcf)	11.8	8.5	14.2	19.8	26.0	28.3
NGLs (MMBbl)	—	—	1.5	2.3	1.5	2.3
Equivalent (MMBOE)	7.0	6.5	4.2	5.9	11.2	12.4
Avg. daily equivalents (MBOE/d)	76.6	72.0	46.3	64.6	122.9	136.5
Relative percentage	62%	53%	38%	47%	100%	100%
____________________________________________
Note: Amounts may not calculate due to rounding.

The table below presents our production by product type for each of our areas of operation for the six months ended June 30, 2020, and 2019:

	Midland Basin		South Texas		Total
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019	2020	2019
Production:
Oil (MMBbl)	10.9	9.7	0.8	0.6	11.7	10.3
Gas (Bcf)	21.7	15.4	30.8	36.8	52.5	52.2
NGLs (MMBbl)	—	—	3.1	4.2	3.1	4.2
Equivalent (MMBOE)	14.6	12.2	9.0	10.9	23.6	23.1
Avg. daily equivalents (MBOE/d)	80.0	67.6	49.4	60.0	129.4	127.7
Relative percentage	62%	53%	38%	47%	100%	100%
____________________________________________
Note: Amounts may not calculate due to rounding.
Please refer to A Three Month and Six Month Overview of Selected Production and Financial Information, Including Trends and Comparison of Financial Results and Trends Between the Three Months and Six Months Ended June 30, 2020, and 2019 below for discussion on production.
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
The following table summarizes commodity price data, as well as the effects of derivative settlements, for the second and first quarters of 2020 as well as the second quarter of 2019:

	For the Three Months Ended
	June 30, 2020	March 31, 2020	June 30, 2019
Oil (per Bbl):
Average NYMEX contract monthly price	$27.85	$46.17	$59.81
Realized price, before the effect of derivative settlements	$22.25	$45.96	$56.04
Effect of oil derivative settlements	$25.81	$8.44	$(1.97)
Gas:
Average NYMEX monthly settle price (per MMBtu)	$1.72	$1.95	$2.64
Realized price, before the effect of derivative settlements (per Mcf)	$1.34	$1.54	$2.31
Effect of gas derivative settlements (per Mcf)	$0.04	$0.55	$0.20
NGLs (per Bbl):
Average OPIS price (1)	$14.02	$17.02	$22.23
Realized price, before the effect of derivative settlements	$10.43	$13.62	$16.42
Effect of NGL derivative settlements	$1.94	$3.27	$4.00
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
During the first half of 2020, benchmark prices for oil were impacted by the misalignment of supply and demand caused by the Pandemic and competition among oil producing nations for crude oil market share. In addition to supply and demand fundamentals, as a global commodity, the price of oil is affected by real or perceived geopolitical risks in various regions of the world as well as the relative strength of the United States dollar compared to other currencies. We expect future benchmark prices for oil, gas, and NGLs to remain depressed for the foreseeable future due to the Pandemic and the misalignment of supply and demand. Our realized prices at local sales points may also be affected by infrastructure capacity in the area of our operations and beyond. Please refer to Second Quarter 2020 Overview and Outlook for the Remainder of 2020 above for additional discussion of factors impacting pricing.
The following table summarizes 12-month strip prices for NYMEX WTI oil, NYMEX Henry Hub gas, and OPIS NGLs (same product mix as discussed under the table above) as of July 23, 2020, and June 30, 2020:

	As of July 23, 2020	As of June 30, 2020
NYMEX WTI oil (per Bbl)	$41.74	$39.73
NYMEX Henry Hub gas (per MMBtu)	$2.42	$2.32
OPIS NGLs (per Bbl)	$19.03	$17.27
We use financial derivative instruments as part of our financial risk management program. We have a financial risk management policy governing our use of derivatives, and decisions regarding entering into derivative commodity contracts are overseen by a financial risk management committee consisting of senior executive officers and finance personnel. The amount of our production covered by derivatives is driven by the amount of debt on our balance sheet, the level of capital commitments and long-term obligations we have in place, and our ability to enter into favorable derivative commodity contracts. With our current derivative commodity contracts, we believe we have partially reduced our exposure to volatility in commodity prices and basis differentials in the near term. Our use of costless collars for a portion of our derivatives allows us to participate in some of the upward movements in oil and gas prices while also setting a price floor for a portion of our oil and gas production.
Please refer to Note 10 - Derivative Financial Instruments in Part I, Item 1 of this report and to Commodity Price Risk in Overview of Liquidity and Capital Resources below for additional information regarding our oil, gas, and NGL derivatives.

Financial Results of Operations and Additional Comparative Data
The tables below provide information regarding selected production and financial information for the three months ended June 30, 2020, and the preceding three quarters.

	For the Three Months Ended
	June 30,	March 31,	December 31,	September 30,
	2020	2020	2019	2019
	(in millions)
Production (MMBOE)	11.2	12.4	12.8	12.4
Oil, gas, and NGL production revenue	$169.8	$354.2	$449.0	$389.4
Oil, gas, and NGL production expense	$80.4	$119.6	$127.3	$129.0
Depletion, depreciation, amortization, and asset retirement obligation liability accretion	$180.9	$233.5	$228.7	$211.1
Exploration	$9.8	$11.3	$17.7	$11.6
General and administrative	$27.2	$27.4	$37.2	$32.6
Net income (loss)	$(89.3)	$(411.9)	$(102.1)	$42.2
____________________________________________
Note: Amounts may not calculate due to rounding.
Selected Performance Metrics

	For the Three Months Ended
	June 30,	March 31,	December 31,	September 30,
	2020	2020	2019	2019
Average net daily production equivalent (MBOE per day)	122.9	135.9	138.8	134.9
Lease operating expense (per BOE)	$3.30	$4.75	$4.67	$4.73
Transportation costs (per BOE)	$3.12	$3.11	$3.46	$4.00
Production taxes as a percent of oil, gas, and NGL production revenue	3.7%	4.2%	4.2%	4.1%
Ad valorem tax expense (per BOE)	$0.22	$0.60	$0.37	$0.39
Depletion, depreciation, amortization, and asset retirement obligation liability accretion (per BOE)	$16.17	$18.88	$17.91	$17.02
General and administrative (per BOE)	$2.43	$2.22	$2.92	$2.63
____________________________________________
Note: Amounts may not calculate due to rounding.

A Three Month and Six Month Overview of Selected Production and Financial Information, Including Trends

	For the Three Months Ended June 30,		Amount Change Between Periods	Percent Change Between Periods	For the Six Months Ended June 30,		Amount Change Between Periods	Percent Change Between Periods
	2020	2019			2020	2019
Net production volumes: (1)
Oil (MMBbl)	5.4	5.4	(0.1)	(1)%	11.7	10.3	1.5	14%
Gas (Bcf)	26.0	28.3	(2.3)	(8)%	52.5	52.2	0.3	1%
NGLs (MMBbl)	1.5	2.3	(0.8)	(35)%	3.1	4.2	(1.1)	(26)%
Equivalent (MMBOE)	11.2	12.4	(1.2)	(10)%	23.6	23.1	0.4	2%
Average net daily production: (1)
Oil (MBbl per day)	59.0	59.6	(0.6)	(1)%	64.4	56.7	7.7	14%
Gas (MMcf per day)	285.8	310.9	(25.1)	(8)%	288.5	288.3	0.2	—%
NGLs (MBbl per day)	16.2	25.1	(8.8)	(35)%	16.9	23.0	(6.0)	(26)%
Equivalent (MBOE per day)	122.9	136.5	(13.6)	(10)%	129.4	127.7	1.7	1%
Oil, gas, and NGL production revenue (in millions): (1)
Oil production revenue	$119.5	$304.1	$(184.6)	(61)%	$411.2	$543.2	$(132.0)	(24)%
Gas production revenue	34.9	65.2	(30.4)	(47)%	75.6	130.3	(54.8)	(42)%
NGL production revenue	15.4	37.5	(22.1)	(59)%	37.2	73.8	(36.5)	(50)%
Total oil, gas, and NGL production revenue	$169.8	$406.9	$(237.1)	(58)%	$524.0	$747.3	$(223.3)	(30)%
Oil, gas, and NGL production expense (in millions): (1)
Lease operating expense	$36.9	$51.7	$(14.8)	(29)%	$95.7	$107.3	$(11.6)	(11)%
Transportation costs	34.9	49.7	(14.9)	(30)%	73.3	93.3	(20.0)	(21)%
Production taxes	6.2	16.1	(9.9)	(61)%	21.1	30.1	(9.0)	(30)%
Ad valorem tax expense	2.4	5.5	(3.1)	(56)%	9.9	13.6	(3.7)	(27)%
Total oil, gas, and NGL production expense	$80.4	$123.1	$(42.6)	(35)%	$200.0	$244.4	$(44.4)	(18)%
Realized price, before the effect of derivative settlements:
Oil (per Bbl)	$22.25	$56.04	$(33.79)	(60)%	$35.09	$52.95	$(17.86)	(34)%
Gas (per Mcf)	$1.34	$2.31	$(0.97)	(42)%	$1.44	$2.50	$(1.06)	(42)%
NGLs (per Bbl)	$10.43	$16.42	$(5.99)	(36)%	$12.09	$17.76	$(5.67)	(32)%
Per BOE	$15.18	$32.75	$(17.57)	(54)%	$22.25	$32.34	$(10.09)	(31)%
Per BOE data:
Production costs:
Lease operating expense	$3.30	$4.16	$(0.86)	(21)%	$4.06	$4.64	$(0.58)	(13)%
Transportation costs	$3.12	$4.00	$(0.88)	(22)%	$3.11	$4.04	$(0.93)	(23)%
Production taxes	$0.56	$1.30	$(0.74)	(57)%	$0.90	$1.30	$(0.40)	(31)%
Ad valorem tax expense	$0.22	$0.44	$(0.22)	(50)%	$0.42	$0.59	$(0.17)	(29)%
Total production costs (1)	$7.20	$9.90	$(2.70)	(27)%	$8.49	$10.57	$(2.08)	(20)%
Depletion, depreciation, amortization, and asset retirement obligation liability accretion	$16.17	$16.61	$(0.44)	(3)%	$17.59	$16.62	$0.97	6%
General and administrative	$2.43	$2.49	$(0.06)	(2)%	$2.32	$2.73	$(0.41)	(15)%
Derivative settlement gain (loss) (2)	$12.74	$0.32	$12.42	3,881%	$9.17	$(0.04)	$9.21	23,025%
Earnings per share information:
Basic weighted-average common shares outstanding (in thousands)	113,008	112,262	746	1%	113,015	112,257	758	1%
Diluted weighted-average common shares outstanding (in thousands)	113,008	112,932	76	—%	113,015	112,257	758	1%
Basic net income (loss) per common share	$(0.79)	$0.45	$(1.24)	(276)%	$(4.43)	$(1.13)	$(3.30)	(292)%
Diluted net income (loss) per common share	$(0.79)	$0.45	$(1.24)	(276)%	$(4.43)	$(1.13)	$(3.30)	(292)%
______________________________________
(1) Amounts and percentage changes may not calculate due to rounding.
(2) Derivative settlements for the three and six months ended June 30, 2020, and 2019, are included within the net derivative (gain) loss line item in the accompanying statements of operations.

Average daily equivalent production for the three and six months ended June 30, 2020, decreased 10 percent and increased one percent, respectively, compared with the same periods in 2019. The decrease for the three months ended June 30, 2020, was driven by a 28 percent decrease in average daily equivalent production volumes from our South Texas assets, compared with the same period in 2019. Average daily equivalent production volumes from our Midland Basin assets increased six percent for the three months ended June 30, 2020, compared with the same period in 2019. The overall decrease in average daily equivalent production for the three months ended June 30, 2020, was primarily due to voluntary production curtailments, fewer net well completions during the three months ended June 30, 2020, compared with the same period in 2019, and deferral of production start-up of completed wells until June 2020, all of which were in response to low commodity prices in April and May of 2020. For the six months ended June 30, 2020, increases in average daily equivalent production volumes from our Midland Basin assets were mostly offset by decreases in average daily equivalent production volumes from our South Texas assets. For the full year 2020, we expect total production volumes to decrease compared with 2019.
We present certain information on a per BOE basis in order to evaluate our performance relative to our peers and to identify and measure trends we believe may require additional analysis and discussion.
Our realized price before the effect of derivative settlements on a per BOE basis decreased 54 percent and 31 percent for the three and six months ended June 30, 2020, respectively, compared with the same periods in 2019, primarily driven by lower benchmark commodity prices for oil, gas, and NGLs resulting from the Pandemic and other macroeconomic events. Regional pricing differentials in the Midland Basin negatively affected our realized prices in 2019 and continue to negatively affect our realized prices in 2020. For the three and six months ended June 30, 2020, we recognized gains of $12.74 per BOE and $9.17 per BOE, respectively, on the settlement of our derivative contracts. For the three and six months ended June 30, 2019, we recognized a gain of $0.32 per BOE and a loss of $0.04 per BOE, respectively, on the settlement of our derivative contracts.
Lease operating expense (“LOE”) on a per BOE basis decreased 21 percent and 13 percent for the three and six months ended June 30, 2020, respectively, compared with the same periods in 2019. These decreases were driven by our efforts to reduce costs, and reduced workover activity in the first half of 2020. For the full year 2020, we expect LOE on a per BOE basis to be lower compared with 2019 as we continue to benefit from reduced costs and improved operational efficiencies. While we will continue our efforts to reduce costs during 2020, we anticipate volatility in LOE on a per BOE basis as a result of changes in total production, changes in our overall production mix, timing of workover projects, and industry activity, all of which impacts total LOE expense.
Transportation costs on a per BOE basis decreased 22 percent and 23 percent for the three and six months ended June 30, 2020, respectively, compared with the same periods in 2019. These decreases were driven by a 28 percent and 18 percent reduction in average daily equivalent production volumes from our South Texas assets, which incur the majority of our transportation costs, for the three and six months ended June 30, 2020, respectively, compared with the same periods in 2019. These decreases were partially offset by increased average daily equivalent production volumes generated from our Midland Basin assets, as production from these assets is typically sold at or near the wellhead and incurs minimal transportation costs. We expect total transportation costs to fluctuate relative to changes in production from our South Texas assets. On a per BOE basis, we expect transportation costs to decrease in 2020, compared with 2019, as production from our Midland Basin assets continues to become a larger portion of our total production and as production from our South Texas assets continues to decline.
Production taxes on a per BOE basis decreased 57 percent and 31 percent for the three and six months ended June 30, 2020, respectively, compared with the same periods in 2019. These decreases were primarily driven by a decrease in realized prices. Our overall production tax rates for the three and six months ended June 30, 2020, were 3.7 percent and 4.0 percent, respectively, compared to 4.0 percent for each of the three and six months ended June 30, 2019. We expect our total production tax expense to decrease in 2020, compared with 2019, as we expect oil, gas, and NGL production revenue to decrease due to decreased volumes and pricing. We generally expect production tax expense to trend with oil, gas, and NGL production revenue on an absolute and per BOE basis. Product mix, the location of production, and incentives to encourage oil and gas development can also impact the amount of production tax we recognize.
Ad valorem tax expense on a per BOE basis decreased 50 percent and 29 percent for the three and six months ended June 30, 2020, respectively, compared with the same periods in 2019, resulting from changes to the 2020 anticipated value assessments of our producing properties by respective tax authorities. We anticipate volatility in ad valorem tax expense on a per BOE and absolute basis as the valuation of our producing properties change.
Depletion, depreciation, amortization, and asset retirement obligation liability accretion (“DD&A”) expense on a per BOE basis decreased three percent and increased six percent for the three and six months ended June 30, 2020, respectively, compared with the same periods in 2019. The decrease for the three months ended June 30, 2020, was driven by the reduction in the depletable cost basis of our South Texas proved oil and gas properties as a result of proved property impairments recognized during the first quarter of 2020, partially offset by higher production volumes from our oil producing Midland Basin assets as these assets have higher depletion rates than our primarily gas and NGL producing South Texas assets. The increase for the six months ended June 30, 2020, was primarily driven by our focus on developing oil producing assets in the Midland Basin. Our DD&A rate fluctuates as a result of impairments, divestiture activity, carrying cost funding and sharing arrangements with third parties, changes in our production mix, and changes in our total estimated proved reserve volumes. Our assets in the Midland Basin have higher DD&A rates than our assets in South Texas, and while the percentage of our total production mix from the Midland Basin continues to increase, we expect that the impairment we recorded in the first quarter of 2020 for our South Texas assets combined with an overall decrease in capital development costs in 2020 will result in a full year DD&A rate that is relatively flat compared with 2019. Although we expect DD&A per BOE to be comparable with the prior year, we expect DD&A expense on an absolute basis for the full year 2020 to be lower compared with the year ended December 31, 2019, as a result of anticipated decreased production volumes.
General and administrative (“G&A”) expense on a per BOE basis decreased two percent and 15 percent for the three and six months ended June 30, 2020, respectively, compared with the same periods in 2019. The decrease for the six months ended June 30, 2020, was primarily due to reduced overhead costs resulting from the reorganization of certain functions in the fourth quarter of 2019 that eliminated duplicative regional operational functions and the Pandemic. For the full year 2020, we expect G&A expense to decrease, in total and on a per BOE basis, compared with 2019.
Please refer to Comparison of Financial Results and Trends Between the Three Months and Six Months Ended June 30, 2020, and 2019 below for additional discussion on operating expenses.
Please refer to Note 9 - Earnings Per Share in Part I, Item 1 of this report for discussion of our basic and diluted net income (loss) per common share calculations.
Comparison of Financial Results and Trends Between the Three Months and Six Months Ended June 30, 2020, and 2019
Net equivalent production, production revenue, and production expense
The following table presents the regional changes in our net equivalent production, production revenue, and production expense between the three and six months ended June 30, 2020, and 2019:

	Net Equivalent Production Increase (Decrease)		Production Revenue Decrease		Production Expense Decrease
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	(MBOE per day)		(in millions)		(in millions)
Midland Basin	4.6	12.3	$(178.5)	$(131.9)	$(18.0)	$(10.5)
South Texas	(18.2)	(10.6)	(58.5)	(91.4)	(24.6)	(33.9)
Total	(13.6)	1.7	$(237.1)	$(223.3)	$(42.6)	$(44.4)
__________________________________________
Note: Amounts may not calculate due to rounding.
We experienced a 10 percent decrease in net equivalent daily production for the three months ended June 30, 2020, compared with the same period in 2019, primarily as a result of decreased production from our South Texas assets. The decrease was primarily due to voluntary production curtailments, fewer net well completions during the three months ended June 30, 2020, compared with the same period in 2019, and deferral of production start-up of completed wells until June 2020, all of which were in response to low commodity prices in April and May of 2020. Net equivalent daily production remained relatively flat for the six months ended June 30, 2020, compared with the same period in 2019. Realized prices before the effects of derivative settlements for oil, gas, and NGLs decreased 60 percent, 42 percent, and 36 percent, respectively, for the three months ended June 30, 2020, compared with the same period in 2019. For the six months ended June 30, 2020, realized prices before the effects of derivative settlements for oil, gas, and NGLs decreased 34 percent, 42 percent, and 32 percent, respectively, compared with the same period in 2019. As a result of the decreases in production and pricing, oil, gas, and NGL production revenue decreased 58 percent and 30 percent for the three and six months ended June 30, 2020, respectively, compared with the same periods in 2019.
Total production expense for the three and six months ended June 30, 2020, decreased 35 percent and 18 percent, respectively, compared with the same periods in 2019. Please refer to A Three Month and Six Month Overview of Selected Production and Financial Information, Including Trends above for additional discussion, including trends on a per BOE basis.
Depletion, depreciation, amortization, and asset retirement obligation liability accretion

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Depletion, depreciation, amortization, and asset retirement obligation liability accretion	$180.9	$206.3	$414.3	$384.1
DD&A expense decreased 12 percent and increased eight percent for the three and six months ended June 30, 2020, respectively, compared with the same periods in 2019. The decrease for the three months ended June 30, 2020 was related to the reduction in the depletable cost basis of our South Texas proved oil and gas properties, resulting from proved property impairments during the first quarter of 2020. This decrease was partially offset by a six percent increase in average daily equivalent production volumes from our Midland Basin assets as these assets have higher depletion rates than our assets in South Texas. The increase for the six months ended June 30, 2020, was driven by an 18 percent increase in average daily equivalent production volumes from our Midland Basin assets.
Exploration

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Geological and geophysical expenses	$0.2	$0.4	$1.4	$0.8
Overhead and other expenses	9.6	10.5	19.7	21.4
Total	$9.8	$10.9	$21.1	$22.2
Exploration expense decreased 10 percent and five percent for the three and six months ended June 30, 2020, respectively, compared with the same periods in 2019. These decreases were primarily driven by the reorganization of certain functions in the fourth quarter of 2019 that eliminated duplicative regional operational functions and reduced overhead costs. For the full year 2020, we expect exploration expense to decrease compared with 2019 as a result of lower overhead; however, exploration expense is impacted by actual geological and geophysical studies we perform and the potential for exploratory dry hole expense.
Impairment

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Impairment of proved oil and gas properties and related support equipment	$—	$—	$956.7	$—
Abandonment and impairment of unproved properties	8.8	12.4	41.9	18.8
Total	$8.8	$12.4	$998.5	$18.8
__________________________________________
Note: Amounts may not calculate due to rounding.
As a result of the decrease in commodity price forecasts at the end of the first quarter of 2020, specifically decreases in oil and NGL prices, we recorded impairment expense related to our South Texas proved oil and gas properties and related support facilities during the six months ended June 30, 2020. There were no proved oil and gas property impairments recorded during the same period in 2019. Unproved property abandonments and impairments recorded during the three and six months ended June 30, 2020, and 2019 related to actual and anticipated lease expirations, as well as actual and anticipated losses of acreage due to title defects, changes in development plans, and other inherent acreage risks.
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
Reserve estimates and related impairments of proved and unproved properties are difficult to predict in a volatile price environment. If commodity prices for the products we produce remain depressed or decline further as a result of demand fundamentals associated with the Pandemic or competition among oil producing nations for crude oil market share, we may experience additional proved and unproved property impairments in the future. Given the uncertainties in commodity prices and the associated impacts they may have on service provider costs, we cannot predict with any reasonable certainty the likelihood or magnitude of further property impairments beyond those recorded during the six months ended June 30, 2020.
Please refer to Note 11 - Fair Value Measurements in Part I, Item 1 of this report for additional discussion of impairment expense.

General and administrative

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
General and administrative	$27.2	$30.9	$54.7	$63.0
G&A expense decreased 12 percent and 13 percent for the three and six months ended June 30, 2020, respectively, compared with the same periods in 2019. These decreases were primarily due to reduced overhead costs as a result of the reorganization that was announced in the fourth quarter of 2019 and the Pandemic. Please refer to the section A Three Month and Six Month Overview of Selected Production and Financial Information, Including Trends above for additional discussion of G&A expense in total and on a per BOE basis.
Net derivative (gain) loss

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Net derivative (gain) loss	$167.2	$(79.7)	$(378.1)	$97.4
We recognized a $545.3 million derivative gain in the first quarter of 2020 and a loss of $167.2 million in the second quarter of 2020. The gain in the first quarter of 2020 was primarily driven by a $471.9 million upward mark-to-market adjustment due to weakening oil prices during the first three months of the year. For the six months ended June 30, 2020, the derivative gain in the first quarter was partially offset by a derivative loss of $167.2 million as a result of a $309.7 million downward mark-to-market adjustment due to strengthening oil prices during the three months ended June 30, 2020. Additionally, we recognized gains on the settlement of derivative contracts of $142.5 million and $216.0 million during the three and six months ended June 30, 2020, respectively.
We recognized a $177.1 million derivative loss in the first quarter of 2019 and a gain of $79.7 million in the second quarter of 2019. The loss in the first quarter of 2019 was primarily driven by a $172.1 million downward mark-to-market adjustment due to strengthening oil prices during the first three months of the year. For the six months ended June 30, 2019, the derivative loss recognized in the first quarter was partially offset by a derivative gain of $79.7 million, as a result of a $75.6 million upward mark-to-market adjustment due to weakening commodity prices during the three months ended June 30, 2019. In addition, we recognized a $5.0 million loss and a $4.1 million gain on derivative contracts that settled during the first and second quarters of 2019, respectively.
Please refer to Note 10 - Derivative Financial Instruments in Part I, Item 1 of this report for additional discussion.
Interest expense

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Interest expense	$40.4	$39.6	$81.9	$77.6
Interest expense increased two percent and five percent for the three and six months ended June 30, 2020, respectively, compared with the same periods in 2019. The increase for the six months ended June 30, 2020, was a result of an increase in interest expense associated with borrowings against our revolving credit facility in 2020, partially offset by a decrease in interest expense capitalized to wells. We expect interest expense related to our Senior Notes to remain relatively flat for the remainder of 2020 compared with 2019. Our expectation for interest expense for the remainder of 2020 remains unchanged as the increase related to the higher interest rate on the issuance of the 2025 Senior Secured Notes will be mostly offset by the decreased interest associated with the reduction in principal of Old Notes exchanged. Total interest expense is impacted by and can vary based on the timing and amount of borrowings against our revolving credit facility. Please refer to Note 5 - Long-Term Debt in Part I, Item 1 of this report and Overview of Liquidity and Capital Resources below for additional discussion.

Gain on extinguishment of debt

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Gain on extinguishment of debt	$227.3	$—	$239.5	$—
The Exchange Offers executed during the second quarter of 2020 resulted in a net gain on extinguishment of debt of $227.3 million, which was primarily comprised of the partial principal redemption of Old Notes and the debt discount associated with the issuance of the 2025 Senior Secured Notes. During the three months ended March 31, 2020, we recorded a $12.2 million net gain on the early extinguishment of a portion of our 2022 Senior Notes, which included discounts realized upon repurchase of $12.4 million partially offset by approximately $235,000 of accelerated unamortized deferred financing costs. Please refer to Note 5 - Long-Term Debt in Part I, Item 1 of this report for additional discussion on these transactions.
Income tax (expense) benefit

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions, except tax rate)
Income tax (expense) benefit	$36.7	$(13.6)	$135.7	$32.4
Effective tax rate	29.1%	21.2%	21.3%	20.3%
The increase in the income tax benefit rate for the three months ended June 30, 2020, compared to the income tax expense rate during the same period in 2019, was primarily due to the release of a valuation allowance on deferred tax assets during the second quarter of 2020, which increased the tax benefit rate. The increase in effective tax rate for the six months ended June 30, 2020, compared with the same period in 2019, reflects proportional income tax effects from differences between forecasted income or loss, estimated state permanent differences, excess tax deficiencies from stock-based compensation awards, and limits on expensing of certain covered individuals’ compensation. Please refer to Note 4 - Income Taxes in Part I, Item 1 of this report for additional discussion.
Overview of Liquidity and Capital Resources
Based on the current commodity price environment, we believe we have sufficient liquidity and capital resources to achieve our operational objectives, while continuing to meet our current financial obligations in a challenging commodity price environment. We continue to manage the duration and level of our drilling and completion service commitments in order to maintain flexibility with regard to our activity level and capital expenditures, and we have successfully renegotiated certain contracts and have realized cost savings that directly support our objective of maximizing cash flows.
Sources of Cash
We currently expect our 2020 capital program to be funded by cash flows from operations with any remaining cash needs being funded by borrowings under our revolving credit facility. During the six months ended June 30, 2020, we generated $332.5 million of cash flows from operating activities.
Although we expect cash flows from these sources to be sufficient to fund our expected 2020 capital program, we may also elect to raise funds through new debt or equity offerings or from other sources of financing. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current stockholders could be diluted, and these newly-issued securities may have rights, preferences, or privileges senior to those of existing stockholders and bondholders. Additionally, we may enter into carrying cost and sharing arrangements with third parties for certain exploration or development programs. All of our sources of liquidity can be affected by the general conditions of the broader economy, force majeure events, and fluctuations in commodity prices, operating costs, and volumes produced, all of which affect us and our industry.
As a result of the current macroeconomic environment, our credit ratings were downgraded during the first half of 2020 by three major rating agencies. These downgrades and any future downgrades in our credit ratings could make it more difficult or expensive for us to borrow additional funds. We have no control over the market prices for oil, gas, or NGLs, although we may be able to influence the amount of our realized revenues from our oil, gas, and NGL sales through the use of derivative contracts as part of our commodity price risk management program. Current or future macroeconomic events may negatively impact our ability to capitalize on these contracts. Please refer to Note 10 - Derivative Financial Instruments in Part I, Item 1 of this report for additional information about our oil, gas, and NGL derivative contracts currently in place and the timing of settlement of those contracts.

Credit Agreement
Our Credit Agreement provides for a senior secured revolving credit facility with a maximum loan amount of $2.5 billion The borrowing base under the Credit Agreement is subject to regular, semi-annual redetermination, and considers the value of both our (a) proved oil and gas properties reflected in the most recent reserve report provided to our lenders under the Credit Agreement; and (b) commodity derivative contracts, each as determined by our lender group. During the second quarter of 2020, we completed the semi-annual borrowing base redetermination with our lenders, and entered into the Amendments, as defined in Note 5 - Long-Term Debt in Part I, Item 1 of this report. As a result of lower commodity prices and a corresponding decrease in the value of our proved reserves, the borrowing base and aggregate lender commitments were both reduced to $1.1 billion. The Amendments allowed for Permitted Second Lien Debt of up to $1.0 billion, inclusive of the 2021 Senior Convertible Notes, provided that all principal amounts of such debt are used to redeem unsecured senior debt of the Company for less than or equal to 80% of par value. As of June 30, 2020, the Company has $487.8 million of available Permitted Second Lien Debt capacity available to be used prior to the next scheduled redetermination date of October 1, 2020. As of June 30, 2020, the remaining available borrowing capacity under our Credit Agreement provided $865.0 million in liquidity; however, our borrowing base can be adjusted as a result of changes in commodity prices, acquisitions or divestitures of proved properties, or financing activities. No individual bank participating in our Credit Agreement represents more than 10 percent of the lender commitments under the Credit Agreement. Please refer to Note 5 - Long-Term Debt in Part I, Item 1 of this report for additional discussion as well as the presentation of the outstanding balance, total amount of letters of credit, and available borrowing capacity under our Credit Agreement as of July 23, 2020, June 30, 2020, and December 31, 2019.
We must comply with certain financial and non-financial covenants under the terms of the Credit Agreement, including covenants limiting dividend payments and requiring that we maintain certain financial ratios, as set forth in the Credit Agreement. The financial covenants under the Credit Agreement require that our (a) total funded debt, as defined in the Credit Agreement, to 12-month trailing adjusted EBITDAX ratio cannot be greater than 4.00 to 1.00 on the last day of each fiscal quarter; and (b) adjusted current ratio, as defined in the Credit Agreement, cannot be less than 1.0 to 1.0 as of the last day of any fiscal quarter. We were in compliance with all financial and non-financial covenants as of June 30, 2020, and through the filing of this report. Please refer to the caption Non-GAAP Financial Measures below for our definition of adjusted EBITDAX and reconciliations of net income (loss) and net cash provided by operating activities to adjusted EBITDAX.
Our daily weighted-average revolving credit facility debt balance was $121.9 million and $107.6 million for the three months ended June 30, 2020, and 2019, respectively, and $113.0 million and $60.1 million for the six months ended June 30, 2020, and 2019, respectively. Cash flows provided by our operating activities, proceeds received from divestitures of properties, capital markets activities, and our capital expenditures, including acquisitions, all impact the amount we borrow under our revolving credit facility.
Under our Credit Agreement, borrowings in the form of Eurodollar loans accrue interest based on LIBOR. The use of LIBOR as a global reference rate is expected to be discontinued after 2021. Our Credit Agreement specifies that if LIBOR is no longer a widely used benchmark rate, or if it is no longer used for determining interest rates for loans in the United States, a replacement interest rate that fairly reflects the cost to the lenders of funding loans shall be established by the Administrative Agent, as defined in the Credit Agreement, in consultation with us. We currently do not expect the transition from LIBOR to have a material impact on interest expense or borrowing activities under the Credit Agreement, or to otherwise have a material adverse impact on our business. Please refer to Note 1 - Summary of Significant Accounting Policies for discussion of FASB ASU 2020-04 which provides guidance related to reference rate reform.
Weighted-Average Interest and Weighted-Average Borrowing Rates
Our weighted-average interest rate includes paid and accrued interest, fees on the unused portion of the aggregate commitment amount under the Credit Agreement, letter of credit fees, the non-cash amortization of deferred financing costs, and the non-cash amortization of the discounts related to the 2025 Senior Secured Notes and 2021 Senior Secured Convertible Notes. Our weighted-average borrowing rate includes paid and accrued interest only.
The following table presents our weighted-average interest rates and our weighted-average borrowing rates for the three and six months ended June 30, 2020, and 2019:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Weighted-average interest rate	6.7%	6.5%	6.6%	6.5%
Weighted-average borrowing rate	5.8%	5.7%	5.8%	5.8%
Our weighted-average interest rates and weighted average borrowing rates are impacted by the timing of long-term debt issuances and redemptions and the average outstanding balance on our revolving credit facility. Additionally, our weighted-average interest rates are impacted by the fees paid on the unused portion of our aggregate lender commitments. The rates disclosed in the above table do not reflect amounts associated with the early redemption of certain of our Old Notes, such as the acceleration of unamortized deferred financing costs, as these amounts are netted against the associated gain or loss on extinguishment of debt. Please refer to Note 5 - Long-Term Debt in Part I, Item 1 of this report for additional discussion.
Uses of Cash
We use cash for the development, exploration, and acquisition of oil and gas properties and for the payment of operating and general and administrative costs, income taxes, dividends, and debt obligations, including interest. Expenditures for the development, exploration, and acquisition of oil and gas properties are the primary use of our capital resources. During the six months ended June 30, 2020, we spent $310.2 million on capital expenditures. This amount differs from the costs incurred amount of $301.4 million for the six months ended June 30, 2020, as costs incurred is an accrual-based amount that also includes asset retirement obligations, geological and geophysical expenses, acquisitions of oil and gas properties, and exploration overhead amounts.
The amount and allocation of our future capital expenditures will depend upon a number of factors, including our cash flows from operating, investing, and financing activities, our ability to execute our development program, and the number and size of acquisitions. In addition, the impact of oil, gas, and NGL prices on investment opportunities, the availability of capital, and the timing and results of our exploration and development activities may lead to changes in funding requirements for future development. We periodically review our capital expenditure budget and guidance to assess if changes are necessary based on current and projected cash flows, acquisition and divestiture activities, debt requirements, and other factors. We entered 2020 with a total capital program budgeted to be between $825 million and $850 million. However, given the macroeconomic events discussed throughout this report, we currently expect to reduce our 2020 capital program budget by approximately 25 percent for the full year 2020. We are unable to reasonably estimate the period of time that these market conditions will exist, the extent of the impact they will have on our business, liquidity, results of operations, financial condition, or the timing of any subsequent recovery. We will continue to monitor the economic environment throughout the year and adjust our activity level as warranted.
We may from time to time repurchase or redeem all or portions of our outstanding debt securities for cash, through exchanges for other securities, or a combination of both. Such repurchases or exchanges may be made in open market transactions, privately negotiated transactions, or otherwise. Any such repurchases or exchanges will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, compliance with securities laws, and other factors. The amounts involved in any such transaction may be material. During the first quarter of 2020, we repurchased a total of $40.7 million of our 2022 Senior Notes in open market transactions at a discount, resulting in a net gain on extinguishment of debt of $12.2 million. During the second quarter of 2020, we completed the Exchange Offers which resulted in the exchange of $718.9 million in aggregate principal amount of Old Notes for $446.7 million in aggregate principal amount of 2025 Senior Secured Notes, as well as, in connection with the Private Exchange, (a) $53.5 million in cash to certain holders of the 2021 Senior Convertible Notes, which was borrowed against our revolving credit facility, and (b) warrants to acquire up to an aggregate of approximately 5.9 million shares, or approximately five percent of our outstanding common stock, exercisable upon the occurrence of certain future triggering events. Please refer to Note 5 - Long-Term Debt and Note 11 - Fair Value Measurements in Part I, Item 1 of this report for additional discussion. As part of our strategy for 2020, we expect to continue to focus on improving our debt metrics, which could include further reducing the amount of our outstanding debt.
As of the filing of this report, we could repurchase up to 3,072,184 shares of our common stock under our stock repurchase program, subject to the approval of our Board of Directors. Shares may be repurchased from time to time in the open market, or in privately negotiated transactions, subject to market conditions and other factors, including certain provisions of our Credit Agreement, the indentures governing each series of our outstanding Senior Notes, compliance with securities laws, and the terms and provisions of our stock repurchase program. Our Board of Directors periodically reviews this program as part of the allocation of our capital. During the six months ended June 30, 2020, we did not repurchase any shares of our common stock, and we currently do not plan to repurchase any outstanding shares of our common stock during the remainder of 2020.
Analysis of Cash Flow Changes Between the Six Months Ended June 30, 2020, and 2019
The following tables present changes in cash flows between the six months ended June 30, 2020, and 2019, for our operating, investing, and financing activities. The analysis following each table should be read in conjunction with our accompanying unaudited condensed consolidated statements of cash flows in Part I, Item 1 of this report.
Operating activities

	For the Six Months Ended June 30,		Amount Change Between Periods
	2020	2019
	(in millions)
Net cash provided by operating activities	$332.5	$378.4	$(45.9)
The decrease in net cash provided by operating activities primarily consists of a decrease in cash received from oil, gas, and NGL production revenues, net of transportation costs and production taxes of $114.2 million, an increase in cash paid for LOE and ad valorem taxes of $10.6 million, an increase in cash paid for interest of $14.7 million, as well as working capital changes and the timing of cash receipts and disbursements for the six months ended June 30, 2020, compared with the same period in 2019. These decreases in cash provided by operating activities are partially offset by an increase of $182.8 million in cash received from settled derivative trades for the six months ended June 30, 2020, compared with the same period in 2019.
Investing activities

	For the Six Months Ended June 30,		Amount Change Between Periods
	2020	2019
	(in millions)
Net cash used in investing activities	$(310.1)	$(563.3)	$253.2
Net cash used in investing activities decreased for the six months ended June 30, 2020, compared with the same period in 2019, primarily due to reduced capital expenditures of $265.9 million.
Financing activities

	For the Six Months Ended June 30,		Amount Change Between Periods
	2020	2019
	(in millions)
Net cash provided by (used in) financing activities	$(22.4)	$113.3	$(135.7)
Net cash used in financing activities for the six months ended June 30, 2020 related to debt issuance costs incurred upon the issuance of the 2025 Senior Secured Notes and net cash paid to repurchase certain of our Senior Unsecured Notes. Net cash provided by financing activities for the six months ended June 30, 2019 was driven by borrowings under our credit facility used to fund capital expenditures.
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
Interest Rate Risk
We are exposed to market risk due to the floating interest rate associated with any outstanding balance on our revolving credit facility. As of June 30, 2020, we had a $193.0 million balance on our revolving credit facility. Our Credit Agreement allows us to fix the interest rate for all or a portion of the principal balance of our revolving credit facility for a period up to six months. To the extent that the interest rate is fixed, interest rate changes will affect the revolving credit facility’s fair value but will not impact results of operations or cash flows. Conversely, for the portion of the revolving credit facility that has a floating interest rate, interest rate changes will not affect the fair value but will impact future results of operations and cash flows. Changes in interest rates do not impact the amount of interest we pay on our fixed-rate Senior Unsecured Notes or fixed-rate Senior Secured Notes but can impact their fair values. As of June 30, 2020, our outstanding principal amount of fixed-rate debt totaled $2.3 billion and our floating-rate debt outstanding totaled $193.0 million. Please refer to Note 11 - Fair Value Measurements in Part I, Item 1 of this report for additional discussion on the fair values of our Senior Secured Notes and Senior Unsecured Notes.
Commodity Price Risk
The prices we receive for our oil, gas, and NGL production directly impact our revenue, profitability, access to capital, and future rate of growth. Oil, gas, and NGL prices are subject to unpredictable fluctuations resulting from a variety of factors, including changes in supply and demand and the macroeconomic environment, all of which are typically beyond our control. The markets for oil, gas, and NGLs have been volatile, especially over the last several months and years. In recent months, oil, gas, and NGL prices weakened to historic lows as a result of various macroeconomic events and will likely continue to be volatile in the future. The realized prices we receive for our production also depend on numerous factors that are typically beyond our control. Based on our production for the six months ended June 30, 2020, a 10 percent decrease in our average realized oil, gas, and NGL prices, before the effects of derivative settlements, would have reduced our oil, gas, and NGL production revenues by approximately $41.1 million, $7.6 million, and $3.7 million, respectively. If commodity prices had been 10 percent lower, our net derivative settlements for the six months ended June 30, 2020, would have offset the declines in oil, gas, and NGL production revenue by approximately $37.8 million.
We enter into commodity derivative contracts in order to reduce the risk of fluctuations in commodity prices. The fair value of our commodity derivative contracts is largely determined by estimates of the forward curves of the relevant price indices. As of June 30, 2020, a 10 percent increase or decrease in the forward curves associated with our oil, gas, and NGL commodity derivative instruments would have changed our net derivative positions for these products by approximately $105.2 million, $21.1 million, and $1.7 million, respectively.

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
We evaluate our transactions to determine if any variable interest entities exist. If we determine that we are the primary beneficiary of a variable interest entity, that entity is consolidated into our consolidated financial statements. We have not been involved in any unconsolidated SPE transactions during the six months ended June 30, 2020, or through the filing of this report.
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
New Accounting Pronouncements
Please refer to Note 1 - Summary of Significant Accounting Policies under Part I, Item 1 of this report for new accounting pronouncements.
Non-GAAP Financial Measures
Adjusted EBITDAX represents net income (loss) before interest expense, interest income, income taxes, depletion, depreciation, amortization and asset retirement obligation liability accretion expense, exploration expense, property abandonment and impairment expense, non-cash stock-based compensation expense, derivative gains and losses net of settlements, gains and losses on divestitures, gains and losses on extinguishment of debt, and certain other items. Adjusted EBITDAX excludes certain items that we believe affect the comparability of operating results and can exclude items that are generally non-recurring in nature or whose timing and/or amount cannot be reasonably estimated. Adjusted EBITDAX is a non-GAAP measure that we believe provides useful additional information to investors and analysts, as a performance measure, for analysis of our ability to internally generate funds for exploration, development, acquisitions, and to service debt. We are also subject to financial covenants under our Credit Agreement based on adjusted EBITDAX ratios as further described in the Credit Agreement section in Overview of Liquidity and Capital Resources above. In addition, adjusted EBITDAX is widely used by professional research analysts and others in the valuation, comparison, and investment recommendations of companies in the oil and gas exploration and production industry, and many investors use the published research of industry research analysts in making investment decisions. Adjusted EBITDAX should not be considered in isolation or as a substitute for net income (loss), income (loss) from operations, net cash provided by operating activities, or other profitability or liquidity measures prepared under GAAP. Because adjusted EBITDAX excludes some, but not all items that affect net income (loss) and may vary among companies, the adjusted EBITDAX amounts presented may not be comparable to similar metrics of other companies. Our revolving credit facility provides a material source of liquidity for us. Under the terms of our Credit Agreement, if we failed to comply with the covenants that establish a maximum permitted ratio of total funded debt, as defined in the Credit Agreement, to adjusted EBITDAX, we would be in default, an event that would prevent us from borrowing under our revolving credit facility and would therefore materially limit a significant source of our liquidity. In addition, if we are in default under our revolving credit facility and are unable to obtain a waiver of that default from our lenders, lenders under that facility and under the indentures governing each series of our outstanding Senior Notes would be entitled to exercise all of their remedies for default.

The following table provides reconciliations of our net income (loss) (GAAP) and net cash provided by operating activities (GAAP) to adjusted EBITDAX (non-GAAP) for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Net income (loss) (GAAP)	$(89,252)	$50,388	$(501,147)	$(127,180)
Interest expense	40,354	39,627	81,866	77,607
Income tax expense (benefit)	(36,685)	13,590	(135,693)	(32,448)
Depletion, depreciation, amortization, and asset retirement obligation liability accretion	180,856	206,330	414,345	384,076
Exploration (1)	8,696	9,586	19,088	19,729
Impairment	8,750	12,417	998,513	18,755
Stock-based compensation expense	5,712	6,154	11,273	11,992
Net derivative (gain) loss	167,200	(79,655)	(378,140)	97,426
Derivative settlement gain (loss)	142,528	4,090	215,965	(879)
Net gain on divestiture activity	(91)	(262)	(91)	(323)
Gain on extinguishment of debt	(227,281)	—	(239,476)	—
Other, net	703	691	1,036	695
Adjusted EBITDAX (non-GAAP)	201,490	262,956	487,539	449,450
Interest expense	(40,354)	(39,627)	(81,866)	(77,607)
Income tax (expense) benefit	36,685	(13,590)	135,693	32,448
Exploration (1)	(8,696)	(9,586)	(19,088)	(19,729)
Amortization of debt discount and deferred financing costs	4,586	3,844	8,578	7,633
Deferred income taxes	(36,921)	13,766	(136,268)	(33,237)
Other, net	(3,714)	552	(4,863)	(1,982)
Net change in working capital	(38,737)	41,613	(57,254)	21,454
Net cash provided by operating activities (GAAP)	$114,339	$259,928	$332,471	$378,430
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
Changes in Internal Control Over Financial Reporting
There have been no changes during the second quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
SPM NAM LLC. et al., v. SM Energy Company, Case No. 2018-07160, in the 189th Judicial District of Harris County, Texas. The case remains in discovery and the original trial date of June 22, 2020 was postponed in light of the Pandemic. As of the filing of this report, the trial is expected to begin during the fourth quarter of 2020. Please refer to Legal Proceedings in Part I, Item 3 of the 2019 Form 10-K for additional detail regarding this case.
Other than as described above, there have been no material changes to the legal proceedings as previously disclosed in our 2019 Form 10-K.
ITEM 1A. RISK FACTORS
The global COVID-19 Pandemic has impacted and will likely continue to impact us, and could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.
Since the beginning of 2020, the Pandemic has spread across the globe and disrupted economies around the world, including the oil, gas and NGL industry in which we operate. The rapid spread of the virus has led to the implementation of various responses, including federal, state and local government-imposed quarantines, shelter-in-place mandates, sweeping restrictions on travel, and other public health and safety measures, nearly all of which have materially reduced global demand for crude oil. The extent to which the Pandemic impacts will continue to affect our business, financial condition, liquidity, results of operations, prospects, and the demand for our production will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration or any recurrence of the outbreak and responsive measures, additional or modified government actions, new information which may emerge concerning the severity of the Pandemic, and the effectiveness of actions taken to contain the coronavirus or treat its impact, such as development of a vaccine or other treatment protocol, now or in the future, among others.
Some impacts of the Pandemic that could have an adverse effect on our business, financial condition, liquidity and results of operations, include:
•significantly reduced prices for our oil, gas, and NGL production, resulting from a world-wide decrease in demand for hydrocarbons and a resulting oversupply of existing production;
•further decreases in the demand for our oil, gas, and NGL production, resulting from significantly decreased levels of global, regional and local travel as a result of federal, state and local government-imposed quarantines, including shelter-in-place mandates, enacted to slow the spread of the virus;
•the continuing possibility that we may further voluntarily curtail or shut-in production, resulting from depressed oil prices, lack of storage, and other market or political forces, or that we may curtail or shut-in production as a result of third-party and regulatory mandates;
•increased costs associated with, or actual unavailability of, facilities for the storage of oil, gas, and NGL production, in the markets in which we operate;
•increased operational difficulties associated with, or an inability to, deliver oil, gas, and NGLs to end-markets, resulting from pipeline and storage constraints;
•the potential for loss of leasehold or asset value for failure to produce oil and gas in paying quantities as a result of significantly lower commodity prices, or failures or difficulties in bringing shut-in wells back online at their prior production levels, or other factors related to the misalignment of supply and demand, and the potential to incur significant costs associated with litigation related to the foregoing;
•increased third-party credit risk, including the risk that counterparties may not accept the delivery of our oil, gas, and NGL production, resulting from adverse market conditions, a lack of access to capital and the failure of certain of our counterparties to continue as going concerns;
•increased likelihood that counterparties to our existing agreements may seek to invoke force majeure provisions to avoid the performance of contractual obligations, resulting from significantly adverse market conditions;
•decreased ability to access the capital markets or other sources of capital;
•cyber attacks or information security breaches resulting in information theft, data corruption, operational disruption, rendering data or systems unusable, and/or financial loss as a consequence of employees working and accessing information from remote work locations;

•increased costs and staffing requirements related to facility modifications, social distancing measures or other best practices implemented in connection with federal, state or local government, and voluntarily imposed quarantines or other regulations or guidelines concerning physical gatherings;
•risks associated with companies and/or individuals moving to a permanent remote work status such that certain elements of demand may never recover to previous, historic levels;
•loss of talent in our industry including technical personnel and other professionals as people pursue other industries; and
•increased legal and operational costs related to compliance with significant changes in federal, state, and local laws and regulations.
To the extent the Pandemic continues to adversely affect the global economy, and/or adversely affects our business, financial condition, liquidity, results of operations and prospects it may also increase the likelihood and/or magnitude of other risks described in Risk Factors in Part I, Item 1A of our 2019 Form 10-K and in this report, including those risks related to market, credit, geopolitical and business operations, or risks described in our other filings with the SEC. In addition, the Pandemic, or any recurrence of the outbreak may also affect our business, operations or financial condition in a manner that is not presently known to us or that we currently do not expect to present a significant risk to our business, operations, or financial condition. Also, the extent and duration of the impacts of macroeconomic events and the Pandemic on our stock price and that of our peer companies is uncertain and may make us look less attractive to investors and, as a result, there may be a less active trading market for our common stock, our stock price may be more volatile and our ability to raise capital could be impaired. Any such future developments are dependent upon factors including, but are not limited to, the duration and spread of the outbreak, its severity, any recurrence of the outbreak, the actions to contain the virus or treat its impact, the size and effectiveness of the compensating measures taken by governments, and how quickly and to what extent normal economic and operating conditions can resume.
The ability or willingness of the Organization of the Petroleum Exporting Countries (“OPEC”), Russia and other oil exporting nations to set, maintain and enforce production levels has a significant impact on oil, gas and NGL commodity prices, which could have a material adverse effect on our business, financial condition, liquidity and results of operations.
OPEC is an intergovernmental organization that seeks to manage the price and supply of oil and oil pricing on the global energy market. Actions taken by OPEC member countries, including those taken along with other oil exporting nations, have a significant impact on global oil supply and pricing. In March 2020, members of OPEC and ten other oil producing countries (“OPEC+”) met to discuss how to respond to the potential market effects of the Pandemic. The meeting ended in discord regarding production cuts and oil pricing among OPEC, Russia, and other oil exporting nations. These actions flooded the global market with an oversupply of crude oil, and led to an immediate and steep decrease in global oil prices. In early April 2020, in response to significantly depressed global oil prices, 23 countries, led by Saudi Arabia, Russia and the United States, committed to implement reductions in world oil production.
There can be no assurance that measures to limit global production will stabilize oil prices or that they will be maintained. The impacts of the Pandemic continue to be unpredictable and future case surges or outbreaks may continue to have further negative effects on global oil demand, despite the concerted action to reduce global production. Further, there is a lack of transparency regarding production volumes among oil-producing nations, and there are limited enforcement mechanisms for real or perceived violations of the production cuts. In connection with past production cuts, OPEC has at times failed to enforce its own production limits on violating members, with no official mechanism for punishing member countries that do not comply. There can be no assurance that OPEC and non-OPEC member countries will abide by the quotas or that OPEC will enforce the quotas. Additionally, certain other countries with free-market economies that agreed to reduce production, are unable to impose mandatory production cuts on non-OPEC oil producers operating in their countries, but instead expect to realize a decrease in production through market forces, as companies tend to cut production voluntarily when prices drop. For such countries, there can be no assurance that oil producers will react in the desired manner or that the market will behave as expected. Uncertainty regarding the effectiveness and enforcement of the production cuts is likely to lead to increased volatility in the supply and demand of oil and the price of oil, all of which could have a material adverse effect on our business, financial condition, liquidity and results of operations.
If we cannot continue to meet the continued listing requirements of the New York Stock Exchange (the “NYSE”), the NYSE may delist our common stock, which would have an adverse impact on the trading volume, liquidity and market price of our common stock and allow holders of our 2021 Senior Secured Convertible Notes to require us to repurchase their notes.
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
Further, if our common stock is delisted by the NYSE (and we are not eligible to become listed on other specified exchanges), holders of our 2021 Senior Secured Convertible Notes would have a right to require us to repurchase the 2021 Senior Secured Convertible Notes at a purchase price equal to 100% of the principal amount thereof, plus accrued and unpaid interest thereon. As of June 30, 2020, $65.5 million aggregate principal amount of the 2021 Senior Secured Convertible Notes was outstanding, and there can be no assurance we would have sufficient funds available to us to repurchase the 2021 Senior Secured Convertible Notes put to us if required to do so in connection with a delisting. Failure to repurchase the 2021 Senior Secured Convertible Notes put to us could, subject to a 60-day right to cure set forth in the 2021 Notes Indenture, result in (a) an event of default under the supplemental indenture, and (b) the potential acceleration of our obligation to repay all outstanding 2021 Senior Secured Convertible Notes, and could cause a cross-default under our other outstanding indebtedness, which could result in the foreclosure on the collateral securing our secured debt. As a result, we could be forced into bankruptcy or liquidation.
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
There have been no other material changes to the risk factors as previously disclosed in our 2019 Form 10-K, our Form 10-Q for the quarter ended March 31, 2020, and our 2020 Proxy Statement.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no purchases made by us or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the three months ended June 30, 2020, of shares of our common stock, which is the sole class of equity securities registered by us pursuant to Section 12 of the Exchange Act.
In July 2006, our Board of Directors approved an increase in the number of shares that may be repurchased under the original August 1998 authorization to 6,000,000 as of the effective date of the resolution. Accordingly, as of the filing of this report, subject to the approval of our Board of Directors, we may repurchase up to 3,072,184 shares of common stock on a prospective basis. The shares may be repurchased from time to time in open market transactions or privately negotiated transactions, subject to market conditions and other factors, including certain provisions of our Credit Agreement, the indentures governing our Senior Secured Notes and Senior Unsecured Notes, and compliance with securities laws. Stock repurchases may be funded with existing cash balances, internal cash flows, or borrowings under our Credit Agreement. The stock repurchase program may be suspended or discontinued at any time. During the three months ended June 30, 2020, we did not repurchase any shares of our common stock, and we currently do not plan to repurchase any outstanding shares of our common stock during the remainder of 2020.
Our payment of cash dividends to our stockholders is subject to certain covenants under the terms of our Credit Agreement, Senior Secured Notes, and Senior Unsecured Notes. Based on our current performance, we do not anticipate that any of these covenants will limit our payment of dividends at our current rate for the foreseeable future if any dividends are declared by our Board of Directors.

ITEM 6. EXHIBITS
The following exhibits are filed or furnished with or incorporated by reference into this report:

Exhibit Number	Description
3.1
Restated Certificate of Incorporation of SM Energy Company, as amended through June 1, 2010 (filed as Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, and incorporated herein by reference)

3.2
Amended and Restated By-Laws of SM Energy Company, effective as of February 21, 2017 (filed as Exhibit 3.2 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2016, and incorporated herein by reference)

4.1
Third Supplemental Indenture, dated as of April 29, 2020, to the Indenture, dated as of May 21, 2015, between the Company and U.S. Bank National Association, as trustee, as supplemented and amended by the Second Supplemental Indenture, dated as of August 12, 2016 governing the Company’s outstanding 1.50% Senior Convertible Notes due 2021 (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on April 29, 2020, and incorporated herein by reference)

4.2
Indenture, dated as of June 17, 2020, between SM Energy Company and UMB Bank, N.A., as trustee, governing the Company’s outstanding 10.0% Senior Secured Notes due 2025 (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on June 17, 2020, and incorporated herein by reference)

4.3
Warrant Agreement dated as of June 17, 2020, among SM Energy Company, Computershare Inc. and Computershare Trust Company, N.A., collectively as warrant agent (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on June 17, 2020, and incorporated herein by reference)

10.1
Third Amendment to the Sixth Amended and Restated Credit Agreement, dated April 29, 2020, among SM Energy Company, Wells Fargo Bank, National Association, as Administrative Agent, and the institutions named therein as Lenders that are party thereto (filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, and incorporated herein by reference)

10.2
Fourth Amendment to the Sixth Amended and Restated Credit Agreement, dated as of May 5, 2020, by and among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and the institutions named therein as Lenders that are a party thereto (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on May 6, 2020, and incorporated herein by reference)

10.3
Intercreditor Agreement dated as of June 17, 2020 among SM Energy Company, Wells Fargo Bank, National Association, as priority lien agent, and UMB Bank, N.A., as second lien collateral trustee (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on June 17, 2020, and incorporated herein by reference)

10.4
Second Lien Pledge and Security Agreement dated as of June 17, 2020 between SM Energy Company and UMB Bank, N.A., as collateral trustee (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on June 17, 2020, and incorporated herein by reference)

10.5
Second Lien Security Agreement dated as of June 17, 2020 between SM Energy Company and UMB Bank, N.A., as collateral trustee (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on June 17, 2020, and incorporated herein by reference)

10.6
Collateral Trust Agreement dated as of June 17, 2020 among SM Energy Company, UMB Bank, N.A., as trustee, UMB Bank, N.A., as collateral trustee, and (by joinder) U.S. Bank National Association, as trustee under the 2021 Notes Indenture (filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on June 17, 2020, and incorporated herein by reference)

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

SM ENERGY COMPANY

July 31, 2020	By:	/s/ JAVAN D. OTTOSON
Javan D. Ottoson
Chief Executive Officer
(Principal Executive Officer)

July 31, 2020	By:	/s/ A. WADE PURSELL
A. Wade Pursell
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

July 31, 2020	By:	/s/ PATRICK A. LYTLE
Patrick A. Lytle
Controller and Assistant Secretary
(Principal Accounting Officer)