Form 10-Q
period 2020-09-30
SM Energy Co
filed 2020-10-30
CIK 893538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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
As of October 21, 2020, the registrant had 114,572,800 shares of common stock outstanding.

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
Our forward-looking statements are based on assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments, and other factors that we believe are appropriate under the circumstances. These statements are subject to known and unknown risks and uncertainties, which may cause our actual results and performance to be materially different from any future results or performance expressed or implied by the forward-looking statements. Factors that may cause our financial condition, results of operations, business prospects or economic performance to differ from expectations include the factors discussed in the Risk Factors section in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K”), in Part II, Item 1A of our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2020 and June 30, 2020, our 2020 Proxy Statement, and the Risk Factors section in Part II, Item 1A of this report.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SM ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share data)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$10	$10
Accounts receivable	136,613	184,732
Derivative assets	128,046	55,184
Prepaid expenses and other	10,221	12,708
Total current assets	274,890	252,634
Property and equipment (successful efforts method):
Proved oil and gas properties	8,307,165	8,934,020
Accumulated depletion, depreciation, and amortization	(4,713,442)	(4,177,876)
Unproved oil and gas properties	907,864	1,005,887
Wells in progress	226,452	118,769
Other property and equipment, net of accumulated depreciation of $66,025 and $64,032, respectively	37,062	72,848
Total property and equipment, net	4,765,101	5,953,648
Noncurrent assets:
Derivative assets	31,509	20,624
Other noncurrent assets	50,785	65,326
Total noncurrent assets	82,294	85,950
Total assets	$5,122,285	$6,292,232
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$287,777	$402,008
Derivative liabilities	76,969	50,846
Other current liabilities	12,532	19,189
Total current liabilities	377,278	472,043
Noncurrent liabilities:
Revolving credit facility	178,000	122,500
Senior Notes, net	2,175,038	2,610,298
Asset retirement obligations	87,014	84,134
Deferred income taxes	34,582	189,386
Derivative liabilities	33,068	3,444
Other noncurrent liabilities	52,197	61,433
Total noncurrent liabilities	2,559,899	3,071,195

Commitments and contingencies (note 6)

Stockholders’ equity:
Common stock, $0.01 par value - authorized: 200,000,000 shares; issued and outstanding: 114,572,800 and 112,987,952 shares, respectively	1,146	1,130
Additional paid-in capital	1,827,836	1,791,596
Retained earnings	365,872	967,587
Accumulated other comprehensive loss	(9,746)	(11,319)
Total stockholders’ equity	2,185,108	2,748,994
Total liabilities and stockholders’ equity	$5,122,285	$6,292,232
The accompanying notes are an integral part of these condensed consolidated financial statements.

SM ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Operating revenues and other income:
Oil, gas, and NGL production revenue	$282,012	$389,419	$806,035	$1,136,749
Net gain on divestiture activity	—	—	91	323
Other operating revenues	(997)	898	255	1,347
Total operating revenues and other income	281,015	390,317	806,381	1,138,419
Operating expenses:
Oil, gas, and NGL production expense	95,257	129,042	295,254	373,397
Depletion, depreciation, amortization, and asset retirement obligation liability accretion	181,708	211,125	596,053	595,201
Exploration	8,547	11,626	29,683	33,851
Impairment	8,750	6,337	1,007,263	25,092
General and administrative	24,452	32,578	79,126	95,584
Net derivative (gain) loss	63,871	(100,889)	(314,269)	(3,463)
Other operating expense, net	1,562	1,021	10,174	422
Total operating expenses	384,147	290,840	1,703,284	1,120,084
Income (loss) from operations	(103,132)	99,477	(896,903)	18,335
Interest expense	(41,519)	(40,584)	(123,385)	(118,191)
Gain on extinguishment of debt	25,070	—	264,546	—
Other non-operating expense, net	(1,680)	(548)	(2,359)	(1,427)
Income (loss) before income taxes	(121,261)	58,345	(758,101)	(101,283)
Income tax (expense) benefit	22,969	(16,111)	158,662	16,337
Net income (loss)	$(98,292)	$42,234	$(599,439)	$(84,946)

Basic weighted-average common shares outstanding	114,371	112,804	113,462	112,441
Diluted weighted-average common shares outstanding	114,371	113,334	113,462	112,441
Basic net income (loss) per common share	$(0.86)	$0.37	$(5.28)	$(0.76)
Diluted net income (loss) per common share	$(0.86)	$0.37	$(5.28)	$(0.76)
Dividends per common share	$0.01	$0.05	$0.02	$0.10
The accompanying notes are an integral part of these condensed consolidated financial statements.

SM ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$(98,292)	$42,234	$(599,439)	$(84,946)
Other comprehensive income, net of tax:
Pension liability adjustment	1,195	190	1,573	572
Total other comprehensive income, net of tax	1,195	190	1,573	572
Total comprehensive income (loss)	$(97,097)	$42,424	$(597,866)	$(84,374)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SM ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except share data and dividends per share)

			Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Common Stock			Retained Earnings
	Shares	Amount
Balances, December 31, 2019	112,987,952	$1,130	$1,791,596	$967,587	$(11,319)	$2,748,994
Net loss	—	—	—	(411,895)	—	(411,895)
Other comprehensive income	—	—	—	—	190	190
Cash dividends declared, $0.01 per share	—	—	—	(1,130)	—	(1,130)
Issuance of common stock upon vesting of RSUs, net of shares used for tax withholdings	730	—	(3)	—	—	(3)
Stock-based compensation expense	—	—	5,561	—	—	5,561
Balances, March 31, 2020	112,988,682	$1,130	$1,797,154	$554,562	$(11,129)	$2,341,717
Net loss	—	—	—	(89,252)	—	(89,252)
Other comprehensive income	—	—	—	—	188	188
Issuance of common stock under Employee Stock Purchase Plan	297,013	3	944	—	—	947
Stock-based compensation expense	267,576	3	5,709	—	—	5,712
Issuance of warrants	—	—	21,520	—	—	21,520
Balances, June 30, 2020	113,553,271	$1,136	$1,825,327	$465,310	$(10,941)	$2,280,832
Net loss	—	—	—	(98,292)	—	(98,292)
Other comprehensive income	—	—	—	—	1,195	1,195
Cash dividends declared, $0.01 per share	—	—	—	(1,146)	—	(1,146)
Issuance of common stock upon vesting of RSUs and settlement of PSUs, net of shares used for tax withholdings	1,019,529	10	(1,567)	—	—	(1,557)
Stock-based compensation expense	—	—	4,164	—	—	4,164
Other	—	—	(88)	—	—	(88)
Balances, September 30, 2020	114,572,800	$1,146	$1,827,836	$365,872	$(9,746)	$2,185,108
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

SM ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	For the Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(599,439)	$(84,946)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net gain on divestiture activity	(91)	(323)
Depletion, depreciation, amortization, and asset retirement obligation liability accretion	596,053	595,201
Impairment	1,007,263	25,092
Stock-based compensation expense	15,437	18,758
Net derivative gain	(314,269)	(3,463)
Derivative settlement gain	286,270	23,843
Amortization of debt discount and deferred financing costs	13,084	11,554
Gain on extinguishment of debt	(264,546)	—
Deferred income taxes	(159,064)	(13,620)
Other, net	(6,203)	(2,291)
Net change in working capital	(40,411)	11,781
Net cash provided by operating activities	534,084	581,586

Cash flows from investing activities:
Net proceeds from the sale of oil and gas properties (1)	92	12,520
Capital expenditures	(419,777)	(788,642)
Acquisition of proved and unproved oil and gas properties	(7,075)	(2,581)
Net cash used in investing activities	(426,760)	(778,703)

Cash flows from financing activities:
Proceeds from revolving credit facility	1,165,500	1,124,500
Repayment of revolving credit facility	(1,110,000)	(995,500)
Debt issuance costs related to 10.0% Senior Secured Notes due 2025	(12,886)	—
Cash paid to repurchase Senior Notes	(94,262)	—
Repayment of 1.50% Senior Convertible Notes due 2021	(53,508)	—
Net proceeds from sale of common stock	947	1,959
Dividends paid	(1,130)	(5,612)
Other, net	(1,985)	(2,684)
Net cash provided by (used in) financing activities	(107,324)	122,663

Net change in cash, cash equivalents, and restricted cash	—	(74,454)
Cash, cash equivalents, and restricted cash at beginning of period	10	77,965
Cash, cash equivalents, and restricted cash at end of period	$10	$3,511

Supplemental schedule of additional cash flow information and non-cash activities:
Operating activities:
Cash paid for interest, net of capitalized interest	$(122,174)	$(113,122)
Investing activities:
Increase (decrease) in capital expenditure accruals and other	$(17,405)	$34,878
Non-cash investing and financing activities (2)(3)

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$10	$10
Restricted cash (1)	—	3,501
Cash, cash equivalents, and restricted cash at end of period	$10	$3,511
____________________________________________
(1)    As of September 30, 2019, a portion of net proceeds from the sale of oil and gas properties was restricted for future property acquisitions.
(2)    Please refer to Note 3 - Divestitures, Assets Held for Sale, and Acquisitions for discussion of the carrying value of properties exchanged during the nine months ended September 30, 2020, and 2019, respectively.
(3)    Please refer to Note 5 - Long-Term Debt for discussion of the debt transactions executed during the nine months ended September 30, 2020.
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Quarterly Report on Form 10-Q, and Regulation S-X. These financial statements do not include all information and notes required by GAAP for annual financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the 2019 Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation of interim financial information, have been included. Operating results for the periods presented are not necessarily indicative of expected results for the full year. In connection with the preparation of the Company’s unaudited condensed consolidated financial statements, the Company evaluated events subsequent to the balance sheet date of September 30, 2020, and through the filing of this report. Additionally, certain prior period amounts have been reclassified to conform to current period presentation in the accompanying unaudited condensed consolidated financial statements.
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
In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). ASU 2020-06 was issued to reduce the complexity associated with accounting for certain financial instruments with characteristics of liabilities and equity. The guidance is to be applied using either a modified retrospective or a fully retrospective method. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted. The Company is evaluating the impact of ASU 2020-06 on its consolidated financial statements and related disclosures.
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

There are no ASUs that would have a material effect on the Company’s unaudited condensed consolidated financial statements and related disclosures that have been issued but not yet adopted by the Company as of September 30, 2020, or through the filing of this report.
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
The tables below present oil, gas, and NGL production revenue by product type for each of the Company’s operating regions for the three and nine months ended September 30, 2020, and 2019:

	Midland Basin		South Texas		Total
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2020	2019	2020	2019	2020	2019
	(in thousands)
Oil production revenue	$194,547	$277,361	$13,100	$15,496	$207,647	$292,857
Gas production revenue	23,304	17,780	26,251	46,267	49,555	64,047
NGL production revenue	115	124	24,695	32,391	24,810	32,515
Total	$217,966	$295,265	$64,046	$94,154	$282,012	$389,419
Relative percentage	77%	76%	23%	24%	100%	100%
____________________________________________
Note: Amounts may not calculate due to rounding.

	Midland Basin		South Texas		Total
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019	2020	2019
	(in thousands)
Oil production revenue	$585,041	$791,055	$33,815	$45,007	$618,856	$836,062
Gas production revenue	46,559	49,821	78,569	144,563	125,128	194,384
NGL production revenue	218	102	61,833	106,201	62,051	106,303
Total	$631,818	$840,978	$174,217	$295,771	$806,035	$1,136,749
Relative percentage	78%	74%	22%	26%	100%	100%
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
Revenue is recorded in the month when performance obligations are satisfied. However, settlement statements from the purchasers of hydrocarbons and the related cash consideration are received 30 to 90 days after production has occurred. As a result, the Company must estimate the amount of production delivered to the customer and the consideration that will ultimately be received for sale of the product. Estimated revenue due to the Company is recorded within the accounts receivable line item on the accompanying unaudited condensed consolidated balance sheets (“accompanying balance sheets”) until payment is received. The accounts receivable balances from contracts with customers within the accompanying balance sheets as of September 30, 2020, and December 31, 2019, were $79.3 million and $146.3 million, respectively. To estimate accounts receivable from contracts with customers, the Company uses knowledge of its properties, historical performance, contractual arrangements, index pricing, quality and transportation differentials, and other factors as the basis for these estimates. Differences between estimates and actual amounts received for product sales are recorded in the month that payment is received from the purchaser.
Note 3 - Divestitures, Assets Held for Sale, and Acquisitions
Divestitures
No material divestitures occurred during the first nine months of 2020 and 2019, and there were no assets classified as held for sale as of September 30, 2020, or December 31, 2019.
Acquisitions
During the third quarter of 2020, the Company completed a non-monetary acreage trade of primarily undeveloped properties located in Upton County, Texas, resulting in the exchange of approximately 535 net acres, with $6.5 million of carrying value attributed to the properties transferred by the Company. This trade was recorded at carryover basis with no gain or loss recognized. Also during the third quarter of 2020, the Company acquired approximately 380 net acres of proved and unproved properties in Martin County, Texas, for $7.1 million.
During the first nine months of 2019, the Company completed several non-monetary acreage trades of primarily undeveloped properties located in Howard, Martin, and Midland Counties, Texas, resulting in the exchange of approximately 2,100 net acres, with $70.8 million of carrying value attributed to the properties transferred by the Company. These trades were recorded at carryover basis with no gain or loss recognized.
Note 4 - Income Taxes
The provision for income taxes for the three and nine months ended September 30, 2020, and 2019, consisted of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Current portion of income tax (expense) benefit:
Federal	$—	$3,826	$—	$3,826
State	173	(320)	(402)	(1,109)
Deferred portion of income tax (expense) benefit	22,796	(19,617)	159,064	13,620
Income tax (expense) benefit	$22,969	$(16,111)	$158,662	$16,337
Effective tax rate	18.9%	27.6%	20.9%	16.1%
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
During the third quarter of 2020, the proportional effect of recording discrete excess tax deficiencies from share-based compensation awards and other permanent items decreased the Company’s effective tax rate for the three months ended September 30, 2020, compared with the same period in 2019.

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
For all years before 2016, the Company is generally no longer subject to United States federal or state income tax examinations by tax authorities.
Note 5 - Long-Term Debt
The following table summarizes the Company’s total outstanding balance on its revolving credit facility, Senior Secured Notes net of unamortized discount and deferred financing costs, and Senior Unsecured Notes, net of unamortized deferred financing costs, as of September 30, 2020, and December 31, 2019:

	As of September 30, 2020	As of December 31, 2019
	(in thousands)
Revolving credit facility	$178,000	$122,500
Senior Secured Notes (1)	457,391	—
Senior Unsecured Notes (1)	1,717,647	2,610,298
Total	$2,353,038	$2,732,798
____________________________________________
(1)    Senior Secured Notes and Senior Unsecured Notes have been defined below.
During the nine months ended September 30, 2020, the Company executed multiple transactions to reduce outstanding debt. During the second quarter of 2020, the Company initiated an offer to exchange its outstanding senior unsecured notes, as presented in the Senior Unsecured Notes section below (“Senior Unsecured Notes”), other than the 1.50% Senior Convertible Notes due 2021 (“2021 Senior Convertible Notes,” and together with the Senior Unsecured Notes, “Old Notes”), and a private exchange of its outstanding 2021 Senior Convertible Notes and portions of its outstanding Senior Unsecured Notes (“Private Exchange”), in each case for newly issued 10.0% Senior Secured Second Lien Notes due January 15, 2025 (“2025 Senior Secured Notes”), referred to together as “Exchange Offers.” In connection with the Exchange Offers, the Company and its lenders amended the Credit Agreement to increase the amount of permitted second lien indebtedness to an aggregate amount of $1.0 billion, inclusive of the 2021 Senior Convertible Notes (“Permitted Second Lien Debt”). Additionally, the Company amended the indenture governing its 2021 Senior Convertible Notes, by entering into the Third Supplemental Indenture, dated as of April 29, 2020 (“Third Supplemental Indenture”), to the original Indenture, dated as of May 21, 2015, as supplemented and amended by the Second Supplemental Indenture, dated as of August 12, 2016, collectively referred to as the “2021 Notes Indenture.” The Third Supplemental Indenture provides that the Company will satisfy any conversion obligation solely in cash.
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

The Company retired $611.9 million and $107.0 million in aggregate principal amount of its Senior Unsecured Notes and 2021 Senior Convertible Notes, respectively, upon the closing of the Exchange Offers. Upon closing, the Company paid $8.9 million of accrued and unpaid interest and accelerated $5.6 million of previously unamortized deferred financing costs associated with the retired Senior Unsecured Notes and 2021 Senior Convertible Notes and accelerated $6.1 million of previously unamortized debt discount associated with the retired 2021 Senior Convertible Notes. The Exchange Offers resulted in a net gain on extinguishment of debt of $227.3 million. The Company cancelled all retired Senior Unsecured Notes and 2021 Senior Convertible Notes upon the closing of the Exchange Offers.
Additionally, during the first and third quarters of 2020, the Company repurchased certain of its Senior Unsecured Notes in open market transactions. During the three months ended September 30, 2020, the Company repurchased a total of $62.5 million in aggregate principal amount of its 6.125% Senior Notes due 2022 (“2022 Senior Notes”) and $29.0 million in aggregate principal amount of its 5.0% Senior Notes due 2024 (“2024 Senior Notes”) in open market transactions for a total settlement amount, excluding accrued interest, of $65.9 million. In connection with the repurchases, the Company recorded a gain on extinguishment of debt of $25.1 million for the three months ended September 30, 2020. This amount included discounts realized upon repurchase of $25.5 million partially offset by approximately $480,000 of accelerated unamortized deferred financing costs. During the three months ended March 31, 2020, the Company repurchased a total of $40.7 million in aggregate principal amount of its 2022 Senior Notes in open market transactions for a total settlement amount, excluding accrued interest, of $28.3 million. In connection with the repurchase, the Company recorded a gain on extinguishment of debt of $12.2 million for the three months ended March 31, 2020. This amount included discounts realized upon repurchase of $12.4 million partially offset by approximately $235,000 of accelerated unamortized deferred financing costs. The Company canceled all repurchased 2022 Senior Notes and 2024 Senior Notes upon settlement.
Please refer to the Credit Agreement and Senior Secured Notes sections below for additional information.
Credit Agreement
The Company’s Credit Agreement provides for a senior secured revolving credit facility with a maximum loan amount of $2.5 billion. During the second quarter of 2020, as a result of lower commodity prices and a corresponding decrease in the value of the Company’s proved reserves, the borrowing base and aggregate lender commitments under the Credit Agreement were both reduced to $1.1 billion. Also during the second quarter of 2020, the Company entered into the Third Amendment and the Fourth Amendment to the Credit Agreement (collectively, the “Amendments”), which permitted the Company to incur new second lien debt of up to $827.5 million prior to the fall semi-annual borrowing base redetermination, provided that all principal amounts of such debt are used to redeem unsecured senior debt of the Company for less than or equal to 80% of par value. The Amendments also permitted the Company to grant a second-priority security interest to the holders of the Company’s outstanding 2021 Senior Convertible Notes to secure the Company’s obligations under the 2021 Senior Convertible Notes. Additionally, the Amendments reduced the amount of dividends that the Company may declare and pay on an annual basis from $50.0 million to $12.0 million. As of the filing of this report, the fall semi-annual borrowing base redetermination was in process. The next scheduled borrowing base redetermination date is April 1, 2021.
The Credit Agreement is scheduled to mature on September 28, 2023, except that, pursuant to the Amendments, newly issued Permitted Second Lien Debt used to redeem any portion of the remaining 2022 Senior Notes must have maturities on or after 180 days after September 28, 2023; otherwise, the maturity date of the Credit Agreement will be July 2, 2023. Without regard to which maturity date is in effect, the maturity date could occur earlier on August 16, 2022, if the Company has not completed certain repurchase, redemption, or refinancing activities associated with its 2022 Senior Notes, and does not have certain unused availability for borrowing under the Credit Agreement, as outlined in the Credit Agreement.
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

The following table presents the outstanding balance, total amount of letters of credit outstanding, and available borrowing capacity under the Credit Agreement as of October 21, 2020, September 30, 2020, and December 31, 2019:

	As of October 21, 2020	As of September 30, 2020	As of December 31, 2019
	(in thousands)
Revolving credit facility (1)	$129,000	$178,000	$122,500
Letters of credit (2)	42,000	42,000	—
Available borrowing capacity	929,000	880,000	1,077,500
Total aggregate lender commitment amount	$1,100,000	$1,100,000	$1,200,000
____________________________________________
(1)    Unamortized deferred financing costs attributable to the revolving credit facility are presented as a component of the other noncurrent assets line item on the accompanying balance sheets and totaled $4.7 million and $5.9 million as of September 30, 2020, and December 31, 2019, respectively. These costs are being amortized over the term of the revolving credit facility on a straight-line basis.
(2)    Letters of credit outstanding reduce the amount available under the credit facility on a dollar-for-dollar basis.
Senior Notes
Senior Secured Notes. Senior Secured Notes, net of unamortized discount and deferred financing costs, included within the Senior Notes, net line item on the accompanying balance sheets as of September 30, 2020, consisted of the following:

	As of September 30, 2020
	Principal Amount	Unamortized Debt Discount	Unamortized Deferred Financing Costs	Principal Amount, Net
	(in thousands)
10.0% Senior Secured Notes due 2025	$446,675	$(39,706)	$(12,091)	$394,878
1.50% Senior Secured Convertible Notes due 2021 (1)	65,485	(2,710)	(262)	62,513
Total	$512,160	$(42,416)	$(12,353)	$457,391
____________________________________________
(1)    As discussed above, as required by the 2021 Notes Indenture and as permitted by the Credit Agreement, as the Company issued Permitted Second Lien Debt upon the closing of the Exchange Offers, its remaining 2021 Senior Convertible Notes contemporaneously became secured.
2025 Senior Secured Notes. On June 17, 2020, the Company issued $446.7 million in aggregate principal amount of 2025 Senior Secured Notes due January 15, 2025. The Company incurred fees of $12.9 million, which are being amortized as deferred financing costs over the life of the 2025 Senior Secured Notes. Upon the issuance of the 2025 Senior Secured Notes, the Company recorded $405.0 million as the initial carrying amount, which approximated their fair value at issuance. The excess of the principal amount of the 2025 Senior Secured Notes over its fair value was recorded as a debt discount. The debt discount and deferred financing costs are being amortized to interest expense through the maturity date.
In connection with the issuance of the 2025 Senior Secured Notes, the Company entered into an indenture dated as of June 17, 2020, with UMB Bank, N.A., as trustee, governing the 2025 Senior Secured Notes (“2025 Notes Indenture”). The Company may redeem some or all of its 2025 Senior Secured Notes prior to their maturity at redemption prices based on a premium, plus accrued and unpaid interest as described in the 2025 Notes Indenture.
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
The 2021 Senior Secured Convertible Notes were not convertible at the option of holders as of September 30, 2020, or through the filing of this report. Notwithstanding the inability to convert, the if-converted value of the 2021 Senior Secured Convertible Notes did not exceed the principal amount. The Company has the ability to settle its 2021 Senior Secured Convertible Notes obligation, due July 1, 2021, with borrowings under its revolving credit facility. The remaining debt discount and debt-related issuance costs are being amortized to the principal value of the 2021 Senior Secured Convertible Notes as interest expense through the maturity date. Interest expense recognized on the 2021 Senior Secured Convertible Notes related to the stated interest rate and amortization of the debt discount totaled $1.1 million and $2.8 million for the three months ended September 30, 2020, and 2019, respectively, and totaled $6.6 million and $8.2 million for the nine months ended September 30, 2020, and 2019, respectively.
Senior Unsecured Notes. Senior Unsecured Notes, net of unamortized deferred financing costs, included within the Senior Notes, net line item on the accompanying balance sheets as of September 30, 2020, and December 31, 2019, consisted of the following:

	As of September 30, 2020			As of December 31, 2019
	Principal Amount	Unamortized Deferred Financing Costs	Principal Amount, Net	Principal Amount	Unamortized Deferred Financing Costs	Principal Amount, Net
	(in thousands)
6.125% Senior Notes due 2022	$231,881	$1,055	$230,826	$476,796	$2,920	$473,876
5.0% Senior Notes due 2024	315,633	1,941	313,692	500,000	3,766	496,234
5.625% Senior Notes due 2025	349,118	2,950	346,168	500,000	4,903	495,097
6.75% Senior Notes due 2026	419,235	4,145	415,090	500,000	5,571	494,429
6.625% Senior Notes due 2027	416,791	4,920	411,871	500,000	6,601	493,399
1.50% Senior Convertible Notes due 2021 (1)(2)	—	—	—	172,500	15,237	157,263
Total	$1,732,658	$15,011	$1,717,647	$2,649,296	$38,998	$2,610,298
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
Covenants
The Company is subject to certain covenants under the Credit Agreement and the indentures governing the Senior Notes that, among other terms, limit the Company’s ability to incur additional indebtedness, make restricted payments including dividends, sell assets, with respect to the Company’s restricted subsidiaries, permit the consensual restriction on the ability of such restricted subsidiaries to pay dividends or indebtedness owing to the Company or to any other restricted subsidiaries, create liens that secure debt, enter into transactions with affiliates, and merge or consolidate with another company. The Company was in compliance with all covenants under the Credit Agreement and the indentures governing the Senior Notes as of September 30, 2020, and through the filing of this report.
Capitalized Interest
Capitalized interest costs for the three months ended September 30, 2020, and 2019, totaled $4.8 million and $4.2 million, respectively, and totaled $11.6 million and $14.1 million for the nine months ended September 30, 2020, and 2019, respectively. The amount of interest the Company capitalizes generally fluctuates based on the amount borrowed, the Company’s capital program, and the timing and amount of costs associated with capital projects that are considered in progress. Capitalized interest costs are included in total costs incurred.
Note 6 - Commitments and Contingencies
Commitments
Other than those items discussed below, there have been no changes in commitments through the filing of this report that differ materially from those disclosed in the 2019 Form 10-K. Please refer to Note 6 - Commitments and Contingencies in the 2019 Form 10-K for additional discussion of the Company’s commitments.
Drilling Rig Service Contracts. During the nine months ended September 30, 2020, the Company amended certain of its drilling rig contracts resulting in the reduction of day rates and potential early termination fees and the extension of contract terms. As of September 30, 2020, the Company’s drilling rig commitments totaled $12.2 million under contract terms extending through the second quarter of 2021. If all of these contracts were terminated as of the filing of this report, the Company would avoid a portion of the contractual service commitments; however, the Company would be required to pay $5.7 million in early termination fees. No material expenses related to early termination or standby fees were incurred by the Company during the nine months ended September 30, 2020, and the Company does not expect to incur material penalties with regard to its drilling rig contracts during the remainder of 2020.
Drilling and Completion Commitments. During the second quarter of 2020, the Company entered into an agreement that included minimum drilling and completion footage requirements on certain existing leases. If these minimum requirements are not satisfied by March 31, 2021, the Company will be required to pay liquidated damages based on the difference between the actual footage drilled and completed and the minimum requirements. As of September 30, 2020, the liquidated damages could range from zero to a maximum of $35.7 million, with the maximum exposure assuming no additional development activity occurred prior to March 31, 2021. The Company also entered into an agreement that included a minimum number of wells drilled and completed on certain existing leases. If these minimum requirements are not satisfied by December 31, 2021, the Company will be required to pay liquidated damages based on the difference between the actual number of wells drilled and completed and the minimum requirements. As of September 30, 2020, the liquidated damages could range from zero to a maximum of $11.5 million, with the maximum exposure assuming no additional development activity occurred prior to December 31, 2021. As of the filing of this report, the Company expects to meet its obligations under both agreements.
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
Note 7 - Compensation Plans
Equity Incentive Compensation Plan
As of September 30, 2020, 4.4 million shares of common stock were available for grant under the Company’s Equity Incentive Compensation Plan (“Equity Plan”).
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
The Company records compensation expense associated with the issuance of PSUs based on the fair value of the awards as of the date of grant. Total compensation expense recorded for PSUs was $1.6 million and $2.9 million for the three months ended September 30, 2020, and 2019, respectively, and $7.0 million and $8.6 million for the nine months ended September 30, 2020, and 2019, respectively. As of September 30, 2020, there was $8.1 million of total unrecognized compensation expense related to non-vested PSU awards, which is being amortized through 2022.
A summary of the status and activity of non-vested PSUs for the nine months ended September 30, 2020, is presented in the following table:

	PSUs (1)	Weighted-Average Grant-Date Fair Value
Non-vested at beginning of year	2,022,585	$16.87
Granted	—	$—
Vested	(791,962)	$15.85
Forfeited	(45,731)	$16.69
Non-vested at end of quarter	1,184,892	$17.56
____________________________________________
(1)    The number of shares of common stock assumes a multiplier of one. The actual final number of shares of common stock to be issued will range from zero to two times the number of PSUs awarded depending on the three-year performance multiplier.
During the nine months ended September 30, 2020, the Company settled 791,962 PSUs that were granted in 2017, which earned a 0.9 times multiplier. The Company and the majority of grant participants mutually agreed to net share settle a portion of the awards to cover income and payroll tax withholdings, as provided for in the Equity Plan and applicable award agreements. After withholding 215,451 shares to satisfy income and payroll tax withholding obligations that occurred upon delivery of the shares underlying those PSUs, 485,060 shares of the Company’s common stock were issued in accordance with the terms of the applicable PSU awards.
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
The Company records compensation expense associated with the issuance of RSUs based on the fair value of the awards as of the date of grant. The fair value of an RSU is equal to the closing price of the Company’s common stock on the day of the grant. Compensation expense for RSUs is recognized within general and administrative expense and exploration expense over the vesting periods of the respective awards. Total compensation expense recorded for employee RSUs was $1.8 million and $2.9 million for the three months ended September 30, 2020, and 2019, respectively and $7.1 million and $8.4 million for the nine months ended September 30, 2020, and 2019, respectively. As of September 30, 2020, there was $8.6 million of total unrecognized compensation expense related to non-vested RSU awards, which is being amortized through 2022.

A summary of the status and activity of non-vested RSUs granted to employees for the nine months ended September 30, 2020, is presented in the following table:

	RSUs	Weighted-Average Grant-Date Fair Value
Non-vested at beginning of year	1,532,131	$16.01
Granted	—	$—
Vested	(744,325)	$16.74
Forfeited	(77,814)	$15.67
Non-vested at end of quarter	709,992	$15.29
During the nine months ended September 30, 2020, the Company settled 744,325 RSUs that related to awards granted in previous years. The Company and the majority of grant participants mutually agreed to net share settle a portion of the awards to cover income and payroll tax withholdings, as provided for in the Equity Plan and applicable award agreements. As a result, 209,126 shares were withheld to satisfy income and payroll tax withholding obligations that occurred upon delivery of the shares underlying those RSUs.
Director Shares
During the second quarters of 2020, and 2019, the Company issued 267,576 and 96,719 shares, respectively, of its common stock to its non-employee directors under the Equity Plan. Shares issued during the second quarter of 2020 will fully vest on December 31, 2020. Shares issued during the second quarter of 2019 fully vested on December 31, 2019. The Company did not issue any director shares during the third quarters of 2020 or 2019.
Employee Stock Purchase Plan
Under the Company’s Employee Stock Purchase Plan (“ESPP”), eligible employees may purchase shares of the Company’s common stock through payroll deductions of up to 15 percent of eligible compensation, without accruing in excess of $25,000 in value from purchases for each calendar year. The purchase price of the stock is 85 percent of the lower of the fair market value of the stock on either the first or last day of the purchase period. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code. There were 297,013 and 184,079 shares issued under the ESPP during the nine months ended September 30, 2020, and 2019, respectively. Total proceeds to the Company for the issuance of these shares was $947,000 and $2.0 million for the nine months ended September 30, 2020, and 2019, respectively. The fair value of ESPP grants is measured at the date of grant using the Black-Scholes option-pricing model.
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
Components of Net Periodic Benefit Cost for the Pension Plans

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Components of net periodic benefit cost:
Service cost	$1,129	$1,395	$3,387	$4,186
Interest cost	590	699	1,768	2,094
Expected return on plan assets that reduces periodic pension benefit cost	(434)	(393)	(1,301)	(1,180)
Amortization of prior service cost	4	4	13	13
Amortization of net actuarial loss	238	239	713	718
Settlements	1,282	—	1,282	—
Net periodic benefit cost	$2,809	$1,944	$5,862	$5,831

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
Contributions
As of the filing of this report, the Company has contributed $5.9 million to the Qualified Pension Plan in 2020.
Note 9 - Earnings Per Share
Basic net income or loss per common share is calculated by dividing net income or loss available to common stockholders by the basic weighted-average number of common shares outstanding for the respective period. Diluted net income or loss per common share is calculated by dividing net income or loss available to common stockholders by the diluted weighted-average number of common shares outstanding, which includes the effect of potentially dilutive securities. As of September 30, 2019, potentially dilutive securities for this calculation consisted primarily of non-vested RSUs, contingent PSUs, and shares into which the 2021 Senior Convertible Notes were convertible, which were measured using the treasury stock method. Shares of the Company’s common stock traded at an average closing price below the $40.50 conversion price applicable to the 2021 Senior Convertible Notes for the three and nine months ended September 30, 2019, therefore, the 2021 Senior Convertible Notes had no dilutive impact. On April 29, 2020, pursuant to the Third Supplemental Indenture, the Company agreed that it will satisfy any conversion obligation with respect to the 2021 Senior Convertible Notes solely in cash. As a result, the Company’s 2021 Senior Secured Convertible Notes are no longer convertible into shares of the Company’s common stock and thus, were not considered to be a potentially dilutive instrument as of September 30, 2020.
On June 17, 2020, the Company issued warrants to purchase up to an aggregate of approximately 5.9 million shares, or approximately five percent of its outstanding common stock, at an exercise price of $0.01 per share, as discussed in Note 5 - Long-Term Debt. The Warrant Agreement dated as of June 17, 2020 (“Warrant Agreement”), states that the warrants are only exercisable upon the Triggering Date, as defined in Note 11 - Fair Value Measurements. The warrants were not exercisable during the three and nine months ended September 30, 2020, and therefore had no dilutive impact. Please refer to Note 11 - Fair Value Measurements for additional detail regarding the terms of the warrants.
As of September 30, 2020, potentially dilutive securities for this calculation consist primarily of non-vested RSUs, contingent PSUs, and warrants, which were measured using the treasury stock method. Please refer to Note 7 - Compensation Plans and Note 11 - Fair Value Measurements in this report, and Note 9 - Earnings Per Share in the 2019 Form 10-K for additional detail on these potentially dilutive securities.
When the Company recognizes a net loss from continuing operations, all potentially dilutive shares are anti-dilutive and are consequently excluded from the calculation of diluted net loss per common share. The following table details the weighted-average anti-dilutive securities for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Anti-dilutive	158	—	450	707

The following table sets forth the calculations of basic and diluted net income (loss) per common share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands, except per share data)
Net income (loss)	$(98,292)	$42,234	$(599,439)	$(84,946)

Basic weighted-average common shares outstanding	114,371	112,804	113,462	112,441
Dilutive effect of non-vested RSUs and contingent PSUs	—	530	—	—
Diluted weighted-average common shares outstanding	114,371	113,334	113,462	112,441

Basic net income (loss) per common share	$(0.86)	$0.37	$(5.28)	$(0.76)
Diluted net income (loss) per common share	$(0.86)	$0.37	$(5.28)	$(0.76)
Note 10 - Derivative Financial Instruments
Summary of Oil, Gas, and NGL Derivative Contracts in Place
The Company has entered into various commodity derivative contracts to mitigate a portion of its exposure to potentially adverse market changes in commodity prices and the associated impact on cash flows. As of September 30, 2020, all derivative counterparties were members of the Company’s Credit Agreement lender group and all contracts were entered into for other-than-trading purposes. The Company’s commodity derivative contracts consist of swap and collar arrangements for oil production, and swap arrangements for gas and NGL production. In a typical commodity swap agreement, if the agreed upon published third-party index price (“index price”) is lower than the swap fixed price, the Company receives the difference between the index price and the agreed upon swap fixed price. If the index price is higher than the swap fixed price, the Company pays the difference. For collar arrangements, the Company receives the difference between an agreed upon index price and the floor price if the index price is below the floor price. The Company pays the difference between the agreed upon ceiling price and the index price if the index price is above the ceiling price. No amounts are paid or received if the index price is between the floor and ceiling prices.
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
As of September 30, 2020, the Company had commodity derivative contracts outstanding through the fourth quarter of 2022 as summarized in the tables below.
Oil Swaps

Contract Period	NYMEX WTI Volumes	Weighted-Average Contract Price
	(MBbl)	(per Bbl)
Fourth quarter 2020	4,397	$57.03
2021	17,115	$40.38
2022	3,885	$43.58
Total	25,397

Oil Collars

Contract Period	NYMEX WTI Volumes	Weighted-Average Floor Price	Weighted-Average Ceiling Price
	(MBbl)	(per Bbl)	(per Bbl)
Fourth quarter 2020	610	$55.00	$61.90
2021	551	$48.97	$51.96
Total	1,161
Oil Basis Swaps

Contract Period	WTI Midland-NYMEX WTI Volumes	Weighted-Average Contract Price (1)	NYMEX WTI-ICE Brent Volumes	Weighted-Average Contract Price (2)
	(MBbl)	(per Bbl)	(MBbl)	(per Bbl)
Fourth quarter 2020	4,087	$(0.38)	920	$(8.01)
2021	13,975	$0.75	3,650	$(7.86)
2022	9,500	$1.15	3,650	$(7.78)
Total	27,562		8,220
____________________________________________
(1)    Represents the price differential between WTI Midland (Midland, Texas) and NYMEX WTI (Cushing, Oklahoma).
(2)    Represents the price differential between NYMEX WTI (Cushing, Oklahoma) and ICE Brent (North Sea).
Oil Roll Differential Swaps

Contract Period	NYMEX WTI Volumes	Weighted-Average Contract Price
	(MBbl)	(per Bbl)
Fourth quarter 2020	2,503	$(1.18)
2021	6,058	$(0.40)
Total	8,561
Gas Swaps

Contract Period	IF HSC Volumes	Weighted-Average Contract Price	WAHA Volumes	Weighted-Average Contract Price
	(BBtu)	(per MMBtu)	(BBtu)	(per MMBtu)
Fourth quarter 2020	9,327	$2.39	4,872	$1.21
2021	47,800	$2.42	25,155	$1.67
2022	6,104	$2.23	5,904	$2.10
Total (1)	63,231		35,931
____________________________________________
(1)    The Company has natural gas swaps in place that settle against Inside FERC Houston Ship Channel (“IF HSC”), Inside FERC West Texas (“IF WAHA”), and Platt’s Gas Daily West Texas (“GD WAHA”). As of September 30, 2020, WAHA volumes were comprised of 64 percent IF WAHA and 36 percent GD WAHA.
NGL Swaps

	OPIS Propane Mont Belvieu Non-TET
Contract Period	Volumes	Weighted-Average Contract Price
	(MBbl)	(per Bbl)
Fourth quarter 2020	466	$22.29
2021	392	$19.74
Total	858

Commodity Derivative Contracts Entered Into Subsequent to September 30, 2020
Subsequent to September 30, 2020, the Company entered into the following commodity derivative contracts:
•fixed price NYMEX WTI oil swap contracts for the second quarter of 2021 for a total of 0.3 MMBbl of oil production at a weighted-average contract price of $42.53 per Bbl;
•fixed price GD WAHA gas swap contracts for the second and third quarters of 2021 for a total of 924 BBtu of gas production at a weighted-average contract price of $2.47 per MMBtu and for 2022 for a total of 2,911 BBtu of gas production at a weighted-average contract price of $2.46 per MMBtu;
•fixed price IF HSC gas swap contracts for the second quarter of 2021 for a total of 1,290 BBtu of gas production at a weighted-average contract price of $2.62 per MMBtu and for 2022 for a total of 15,015 BBtu of gas production at a weighted-average contract price of $2.58 per MMBtu; and
•fixed price OPIS Propane Mont Belvieu Non-TET swap contracts for 2021 for a total of 0.9 MMBbl of propane production at a weighted-average contract price of $20.93 per Bbl.
Derivative Assets and Liabilities Fair Value
The Company’s commodity derivatives are measured at fair value and are included in the accompanying balance sheets as derivative assets and liabilities, with the exception of derivative instruments that meet the “normal purchase normal sale” exclusion. The Company does not designate its commodity derivative contracts as hedging instruments. The fair value of the commodity derivative contracts was a net asset of $49.5 million and $21.5 million as of September 30, 2020, and December 31, 2019, respectively.
The following table details the fair value of commodity derivative contracts recorded in the accompanying balance sheets, by category:

	As of September 30, 2020	As of December 31, 2019
	(in thousands)
Derivative assets:
Current assets	$128,046	$55,184
Noncurrent assets	31,509	20,624
Total derivative assets	$159,555	$75,808
Derivative liabilities:
Current liabilities	$76,969	$50,846
Noncurrent liabilities	33,068	3,444
Total derivative liabilities	$110,037	$54,290
Offsetting of Derivative Assets and Liabilities
As of September 30, 2020, and December 31, 2019, all derivative instruments held by the Company were subject to master netting arrangements with various financial institutions. In general, the terms of the Company’s agreements provide for offsetting of amounts payable or receivable between it and the counterparty, at the election of both parties, for transactions that settle on the same date and in the same currency. The Company’s agreements also provide that in the event of an early termination, the counterparties have the right to offset amounts owed or owing under that and any other agreement with the same counterparty. The Company’s accounting policy is to not offset these positions in its accompanying balance sheets.
The following table provides a reconciliation between the gross assets and liabilities reflected on the accompanying balance sheets and the potential effects of master netting arrangements on the fair value of the Company’s commodity derivative contracts:

	Derivative Assets as of		Derivative Liabilities as of
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
	(in thousands)
Gross amounts presented in the accompanying balance sheets	$159,555	$75,808	$(110,037)	$(54,290)
Amounts not offset in the accompanying balance sheets	(104,037)	(35,075)	104,037	35,075
Net amounts	$55,518	$40,733	$(6,000)	$(19,215)

The following table summarizes the commodity components of the derivative settlement (gain) loss, as well as the components of the net derivative (gain) loss line item presented in the accompanying statements of operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Derivative settlement (gain) loss:
Oil contracts	$(68,907)	$2,246	$(261,095)	$14,304
Gas contracts	(896)	(12,210)	(16,575)	(13,744)
NGL contracts	(502)	(14,758)	(8,600)	(24,403)
Total net derivative settlement gain	$(70,305)	$(24,722)	$(286,270)	$(23,843)

Net derivative (gain) loss:
Oil contracts	$30,641	$(83,984)	$(360,649)	$67,261
Gas contracts	31,548	(4,228)	46,537	(36,337)
NGL contracts	1,682	(12,677)	(157)	(34,387)
Total net derivative (gain) loss	$63,871	$(100,889)	$(314,269)	$(3,463)
Credit Related Contingent Features
As of September 30, 2020, and through the filing of this report, all of the Company’s derivative counterparties were members of the Company’s Credit Agreement lender group. Under the Credit Agreement, the Company is required to provide mortgage liens on assets having a value equal to at least 85 percent of the total PV-9, as defined in the Credit Agreement, of the Company’s proved oil and gas properties evaluated in the most recent reserve report. Collateral securing indebtedness under the Credit Agreement also secures the Company’s derivative agreement obligations.
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
The following table is a listing of the Company’s assets and liabilities that are measured at fair value in the accompanying balance sheets and where they are classified within the fair value hierarchy as of September 30, 2020:

	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Derivatives (1)	$—	$159,555	$—
Liabilities:
Derivatives (1)	$—	$110,037	$—
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
Please refer to Note 10 - Derivative Financial Instruments and to Note 11 - Fair Value Measurements in the 2019 Form 10-K for more information regarding the Company’s derivative instruments.
Oil and Gas Properties and Other Property and Equipment
The Company had no assets included in total property and equipment, net, measured at fair value as of September 30, 2020, or December 31, 2019.
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
No proved property impairment expense was recorded during the three months ended September 30, 2020. For the nine months ended September 30, 2020, the Company recorded impairment expense of $956.7 million related to its South Texas proved oil and gas properties and related support facilities due to the decrease in commodity price forecasts at the end of the first quarter of 2020, specifically decreases in oil and NGL prices. The Company used a discount rate of 11 percent in its calculation of the present value of expected future cash flows based on the prevailing market-based weighted average cost of capital as of March 31, 2020. No proved property impairment expense was recorded during the three or nine months ended September 30, 2019.

The following table presents impairment of oil and gas properties expense and abandonment and impairment of unproved properties expense recorded during the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Impairment of proved oil and gas properties and related support equipment	$—	$—	$956.7	$—
Abandonment and impairment of unproved properties (1)	8.8	6.3	50.6	25.1
Impairment	$8.8	$6.3	$1,007.3	$25.1
____________________________________________
(1)    These impairments related to actual and anticipated lease expirations, as well as actual and anticipated losses on acreage due to title defects, changes in development plans, and other inherent acreage risks. The balances in the unproved oil and gas properties line item on the accompanying balance sheets as of September 30, 2020, and December 31, 2019, are recorded at carrying value.
Please refer to Note 1 - Summary of Significant Accounting Policies and Note 11 - Fair Value Measurements in the 2019 Form 10-K for more information regarding the Company’s approach in determining the fair value of its properties.
Long-Term Debt
The following table reflects the fair value of the Company’s Senior Note obligations measured using Level 1 inputs based on quoted secondary market trading prices. These notes were not presented at fair value on the accompanying balance sheets as of September 30, 2020, or December 31, 2019, as they were recorded at carrying value, net of any unamortized discounts and deferred financing costs. Please refer to Note 5 - Long-Term Debt for additional discussion.

	As of September 30, 2020		As of December 31, 2019
	Principal Amount	Fair Value	Principal Amount	Fair Value
	(in thousands)
6.125% Senior Unsecured Notes due 2022	$231,881	$182,027	$476,796	$481,564
5.0% Senior Unsecured Notes due 2024	$315,633	$173,655	$500,000	$479,815
5.625% Senior Unsecured Notes due 2025	$349,118	$162,228	$500,000	$475,835
6.75% Senior Unsecured Notes due 2026	$419,235	$192,659	$500,000	$494,860
6.625% Senior Unsecured Notes due 2027	$416,791	$185,964	$500,000	$493,750
10.0% Senior Secured Notes due 2025	$446,675	$426,820	$—	$—
1.50% Senior Convertible Notes due 2021 (1)	$—	$—	$172,500	$164,430
1.50% Senior Secured Convertible Notes due 2021 (1)	$65,485	$61,195	$—	$—
____________________________________________
(1)    The Company’s 2021 Senior Convertible Notes became secured in the second quarter of 2020 upon the closing of the Exchange Offers. Please refer to Note 5 - Long-Term Debt for additional information.
The carrying value of the Company’s revolving credit facility approximates its fair value, as the applicable interest rates are floating, based on prevailing market rates.
Warrants
As discussed in Note 5 - Long-Term Debt, on June 17, 2020, the Company issued warrants to purchase up to an aggregate of approximately 5.9 million shares, or approximately five percent of its outstanding common stock, at an exercise price of $0.01 per share. The warrants are exercisable any time from and after the Triggering Date, as subsequently defined, until June 30, 2023. The Triggering Date is defined by the Warrant Agreement as the first trading day following five consecutive trading days on which the product of the number of shares of common stock issued and outstanding on four of the five trading days multiplied by the closing price per share of common stock for each such trading day exceeds $1.0 billion (“Triggering Date”). The warrants issued are indexed to the Company’s common stock and are required to be settled through physical settlement or net share settlement if exercised. The warrants were not exercisable during the nine months ended September 30, 2020, and through the filing of this report.
The fair value of the warrants on the issuance date was determined using a stochastic Monte Carlo simulation using the GBM Model. The Company evaluated the warrants under authoritative accounting guidance and determined that they should be classified as equity instruments. Upon issuance, the warrants were recorded in additional paid-in capital on the accompanying balance sheets at a fair value of $21.5 million, with no recurring fair value measurement required. There have been no changes to the initial carrying amount of the warrants since issuance.
Note 12 - Leases
ASC Topic 842 - Leases (“Topic 842”), requires lessees to recognize operating and finance leases with terms greater than 12 months on the balance sheet. As of September 30, 2020, the Company did not have any agreements in place that were classified as finance leases under Topic 842. Arrangements classified as operating leases are included on the accompanying balance sheets within the other noncurrent assets, other current liabilities, and other noncurrent liabilities line items.
As outlined in Topic 842, a right-of-use (“ROU”) asset represents a lessee’s right to use an underlying asset for the lease term, while the associated lease liability represents the lessee’s obligations to make lease payments. At the commencement date, which is the date on which a lessor makes an underlying asset available for use by a lessee, a lease ROU asset and corresponding lease liability is recognized based on the present value of the future lease payments. Excluded from the initial measurement are certain variable lease payments, which for the Company’s drilling rigs, completion crews, and midstream agreements, may be a significant component of the total lease costs. Subsequent to initial measurement, costs associated with the Company’s operating leases are either expensed on the accompanying statements of operations or capitalized on the accompanying balance sheets depending on the nature and use of the underlying ROU asset and in accordance with GAAP requirements.
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
For the three months ended September 30, 2020, and 2019, total costs related to operating leases, including short-term leases, and variable lease payments made for leases with initial lease terms greater than 12 months, were $49.9 million and $107.3 million, respectively. For the nine months ended September 30, 2020, and 2019, total lease costs were $184.9 million and $422.4 million, respectively. These totals do not reflect amounts that may be reimbursed by other third parties in the normal course of business, such as non-operating working interest owners. Components of the Company’s total lease cost, whether capitalized or expensed, for the three and nine months ended September 30, 2020, and 2019, consisted of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Operating lease cost	$3,364	$8,344	$14,651	$28,802
Short-term lease cost (1)	27,787	72,874	107,989	309,876
Variable lease cost (2)	18,787	26,090	62,257	83,696
Total lease cost	$49,938	$107,308	$184,897	$422,374
____________________________________________
(1)    Costs associated with short-term lease agreements relate primarily to operational activities where underlying lease terms are less than one year. This amount includes drilling and completion activities and field equipment rentals, most of which are contracted for 12 months or less. It is expected that this amount will fluctuate primarily with the number of drilling rigs and completion crews the Company is operating under short-term agreements.
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
Right-of-use assets obtained in exchange for new operating lease liabilities totaled zero and $745,000 for the three and nine months ended September 30, 2020, respectively, and $1.3 million and $24.0 million for the three and nine months ended September 30, 2019, respectively.

Cash paid for amounts included in the measurement of lease liabilities for the nine months ended September 30, 2020, and 2019, was as follows:

	For the Nine Months Ended September 30,
	2020	2019
	(in thousands)
Operating cash flows from operating leases	$9,074	$9,029
Investing cash flows from operating leases	$6,751	$20,256
Maturities for the Company’s operating lease liabilities included on the accompanying balance sheets as of September 30, 2020, were as follows:

As of September 30, 2020
(in thousands)
2020 (remaining after September 30, 2020)	$3,546
2021	12,855
2022	5,920
2023	3,596
2024	2,081
Thereafter	1,640
Total Lease payments	$29,638
Less: Imputed interest (1)	(2,856)
Total	$26,782
____________________________________________
(1)    The weighted-average discount rate used to determine the operating lease liability as of September 30, 2020, was 6.9 percent.
Amounts recorded on the accompanying balance sheets for operating leases as of September 30, 2020, and December 31, 2019, were as follows:

	As of September 30, 2020	As of December 31, 2019
	(in thousands)
Other noncurrent assets	$24,728	$39,717

Other current liabilities	$12,311	$19,189
Other noncurrent liabilities	$14,471	$23,137
As of September 30, 2020, and through the filing of this report, the Company has no material lease arrangements which are scheduled to commence in the future.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion includes forward-looking statements. Please refer to the Cautionary Information about Forward-Looking Statements section of this report for important information about these types of statements.
Overview of the Company
General Overview
Our purpose is to make people’s lives better by responsibly producing energy supplies, contributing to energy security and prosperity, and having a positive impact in the communities where we live and work. Our long-term vision is to sustainably grow value for all of our stakeholders. We believe that in order to accomplish this vision, we must be a premier operator of top tier assets. Our investment portfolio is currently focused on high quality oil and gas producing assets in the state of Texas, specifically in the Midland Basin of West Texas and in South Texas.
Areas of Operations
Our Midland Basin assets are located in the Permian Basin in West Texas and are comprised of approximately 80,000 net acres (“Midland Basin”). In the third quarter of 2020, we focused on continuing to delineate, develop, and expand our Midland Basin position. Our current Midland Basin position provides substantial future development opportunities within multiple oil-rich intervals, including the Spraberry and Wolfcamp formations.
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
Third Quarter 2020 Overview and Outlook for the Remainder of 2020
The impacts of the Pandemic on supply and demand for oil, gas, and NGLs continue to be unpredictable. Given the dynamic nature of the Pandemic, we are unable to reasonably estimate the period of time that these market conditions will exist or the extent to which they will continue to impact our business, results of operations, and financial condition, or the timing of any subsequent recovery. Future case surges or outbreaks could have further negative impacts, and as a result, we may be required to adjust our business plan. For additional detail, please refer to Risk Factors in Part II, Item 1A of this report and those risk factors previously disclosed in our 2019 Form 10-K.
During the third quarter of 2020, the Pandemic and associated macroeconomic events continued to affect the realized prices we received for our production, and we expect these impacts to continue for the remainder of the year. Despite continuing negative impacts and future uncertainty, we expect to maintain our ability to sustain strong operational performance and financial stability while maximizing returns, improving leverage metrics, and increasing the value of our top tier Midland Basin and South Texas assets. During the third quarter of 2020, we repurchased $62.5 million and $29.0 million in aggregate principal amount of our 2022 Senior Notes and 2024 Senior Notes, respectively, while also reducing the balance on our revolving credit facility by $15.0 million from June 30, 2020 to September 30, 2020. Please refer to Note 5 - Long-Term Debt in Part I, Item 1 of this report for additional discussion. Our financial risk management program has significantly reduced the impact of substantially lower oil prices in 2020, and as a result of this program we recorded an oil derivative settlement gain of $15.16 per barrel for the nine months ended September 30, 2020. Our realized oil price before the effects of derivative settlements was $35.92 for the nine months ended September 30, 2020. As of September 30, 2020, a majority of our expected oil production for the remainder of 2020 is covered by derivative contracts at weighted-average NYMEX equivalent prices greater than $56.00 per barrel. Please refer to Oil, Gas, and NGL Prices below for additional detail on our financial risk management program and the pricing effects of our derivative settlements. Additionally, in response to the current economic environment, we have renegotiated certain contracts resulting in realized and future cost savings that directly support our objective of maximizing cash flows. As a result of these cost saving measures and improving operational efficiencies, we expect average well costs for 2020 to be lower than our preliminary expectations for the year.
We believe that sustainability is critical to positioning ourselves financially to participate in future energy investment opportunities and executing our strategy of being a premier operator with high standards for corporate responsibility. We remain committed to exceptional safety, health, and environmental stewardship; supporting the professional development of a diverse and thriving team of employees; making a positive difference in the communities where we live and work; and transparency in reporting on our progress in these areas. The Environmental, Social and Governance Committee of our Board of Directors oversees, among other things, the development and implementation of the Company’s environmental, social and governance policies, programs and initiatives, and reports to our Board of Directors regarding such matters.
The safety of our employees, contractors, and the communities where we work is our first priority as we continue to operate during the Pandemic. While the execution of our core business operations requires certain individuals to be physically present at well site locations, substantially all of our office-based employees have continued working remotely in order to limit physical interactions and mitigate the spread of COVID-19. For individuals who are unable to perform their jobs remotely, we maintain and continually assess procedures designed to limit the spread of COVID-19, including social distancing and enhanced sanitization measures, and we continue to communicate to and train all of our employees regarding best practices for maintaining a healthy and safe work environment. Since these measures were initially implemented in the first quarter of 2020, we have continued to operate without significant disruptions to our business operations. Our pre-existing control environment and internal controls continue to be effective and we continue to address new risks directly related to the Pandemic as we identify them.
The information below summarizes our operating and financial performance and our expectations for the remainder of 2020.
We entered 2020 with a total capital program budget between $825 million and $850 million. However, given the Pandemic and related circumstances discussed above, we reduced our 2020 capital program by approximately 25 percent for the full year 2020. Our financial and operational flexibility allows us to continually monitor the economic environment and adjust our activity level as warranted. Our 2020 capital program remains focused on developing and retaining our most economic projects in both our Midland Basin and South Texas assets. Please refer to Overview of Liquidity and Capital Resources below for discussion of how we expect to fund our 2020 capital program.
Financial and Operational Results. Average net daily equivalent production for the three months ended September 30, 2020, was 126.3 MBOE, compared with 134.9 MBOE for the same period in 2019. This decrease was driven by a 22 percent decrease in production volumes from our South Texas assets, partially offset by a seven percent increase in production volumes from our Midland Basin assets. The overall decrease in production volumes for the three months ended September 30, 2020, was primarily due to fewer net well completions during the nine months ended September 30, 2020, compared with the same period in 2019, as we reduced capital expenditures in response to lower commodity prices in 2020. Realized prices before the effects of derivative settlements for oil, gas, and NGLs decreased 30 percent, 12 percent, and 11 percent, respectively, for the three months ended September 30, 2020, compared with the same period in 2019. As a result of decreased production and pricing, oil, gas, and NGL production revenue decreased 28 percent to $282.0 million for the three months ended September 30, 2020, from $389.4 million for the same period in 2019.
We recorded a net derivative loss of $63.9 million and a net derivative gain of $100.9 million for the three months ended September 30, 2020, and 2019, respectively. Included within these derivative amounts is a gain of $70.3 million on derivative contracts that settled during the three months ended September 30, 2020, and a gain of $24.7 million for the same period in 2019. Total production costs on a per BOE basis decreased 21 percent to $8.20 per BOE for the three months ended September 30, 2020, from $10.41 per BOE for the same period in 2019. Financial and operational activities during the three months ended September 30, 2020, resulted in the following:
•a $103.1 million decrease in our total outstanding long-term debt balance from June 30, 2020, to September 30, 2020, primarily driven by net cash provided by operating activities of $201.6 million for the three months ended September 30, 2020, which was in excess of net cash used in investing activities of $116.6 million for the three months ended September 30, 2020;
•net loss of $98.3 million, or $0.86 per diluted share, for the three months ended September 30, 2020, compared with net income of $42.2 million, or $0.37 per diluted share, for the same period in 2019. The net loss for the three months ended September 30, 2020, was primarily due to a $134.2 million downward mark-to-market adjustment on our commodity derivative contracts. Please refer to Comparison of Financial Results and Trends Between the Three and Nine Months Ended September 30, 2020, and 2019 below for additional discussion regarding the components of net income (loss) for the periods presented; and
•adjusted EBITDAX, a non-GAAP financial measure, for the three months ended September 30, 2020, was $232.5 million, compared with $257.8 million for the same period in 2019. Please refer to the caption Non-GAAP Financial Measures below for additional discussion and our definition of adjusted EBITDAX and reconciliations of net income (loss) and net cash provided by operating activities.
Operational Activities. The financial results and operational activity discussed throughout this report reflect the impacts of the Pandemic and the misalignment of supply and demand caused by competition among oil producing nations for crude oil market share. We will continue to monitor the economic environment through the remainder of the year and maintain flexibility to make related financial and operational adjustments as warranted.
In our Midland Basin program, we operated four drilling rigs and one completion crew during the third quarter of 2020. We drilled 23 gross (19 net) wells and completed 22 gross (22 net) wells during the third quarter of 2020, and increased production volumes year-over-year by seven percent to 7.1 MMBOE. Costs incurred for oil and gas producing activities in our Midland Basin program during the three months ended September 30, 2020, totaled $120.4 million, or 89 percent of our total costs incurred for the period. We plan to operate between three and four drilling rigs and between one and two completion crews for the remainder of the year. Drilling and completion activities within our RockStar and Sweetie Peck positions in the Midland Basin continue to focus primarily on delineating and developing the Lower Spraberry and Wolfcamp shale intervals.

In our South Texas program, we entered the third quarter of 2020 with no drilling rigs and we began operating one drilling rig in September. We completed two gross (two net) wells during the third quarter of 2020. Production volumes for the third quarter of 2020 decreased 22 percent year-over-year. While natural decline and our deferral of activity led to a decrease in total production volumes, oil production volumes increased 40 percent year-over-year as a result of the higher liquids content from our Austin Chalk completions. Costs incurred for oil and gas producing activities in our South Texas program during the three months ended September 30, 2020, totaled $7.2 million, or five percent of our total costs incurred for the period. We anticipate operating one drilling rig and one completion crew at times during the remainder of 2020 in South Texas. Drilling and completion activities in South Texas during the remainder of 2020 will be focused on delineating the Austin Chalk formation.
The table below provides a quarterly summary of changes in our drilled but not completed well count and current year drilling and completion activity in our operated programs for the three and nine months ended September 30, 2020:

	Midland Basin		South Texas		Total
	Gross	Net	Gross	Net	Gross	Net
Wells drilled but not completed at December 31, 2019	51	48	21	21	72	69
Wells drilled	25	22	3	3	28	25
Wells completed	(19)	(19)	(1)	(1)	(20)	(20)
Other (1)	—	1	—	—	—	1
Wells drilled but not completed at March 31, 2020	57	52	23	23	80	75
Wells drilled	25	23	4	4	29	27
Wells completed	(13)	(10)	(1)	(1)	(14)	(11)
Wells drilled but not completed at June 30, 2020	69	65	26	26	95	91
Wells drilled	23	19	—	—	23	19
Wells completed	(22)	(22)	(2)	(2)	(24)	(24)
Other (1)	—	1	—	—	—	1
Wells drilled but not completed at September 30, 2020	70	63	24	24	94	87
____________________________________________
(1)    Includes adjustments related to normal business activities, including working interest changes for existing drilled but not completed wells.
Costs Incurred in Oil and Gas Producing Activities. Costs incurred in oil and gas property acquisition, exploration, and development activities, whether capitalized or expensed, totaled $135.7 million and $437.1 million for the three and nine months ended September 30, 2020, respectively, and were incurred in our Midland Basin and South Texas programs as further detailed in Operational Activities above.
Production Results. The table below presents our production by product type for each of our areas of operation for the three months ended September 30, 2020, and 2019:

	Midland Basin		South Texas		Total
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2020	2019	2020	2019	2020	2019
Production:
Oil (MMBbl)	5.0	5.1	0.5	0.3	5.5	5.4
Gas (Bcf)	12.3	9.1	13.8	20.4	26.1	29.5
NGLs (MMBbl)	—	—	1.8	2.1	1.8	2.1
Equivalent (MMBOE)	7.1	6.6	4.5	5.8	11.6	12.4
Average net daily equivalent (MBOE/d)	76.9	71.7	49.3	63.2	126.3	134.9
Relative percentage	61%	53%	39%	47%	100%	100%
____________________________________________
Note: Amounts may not calculate due to rounding.

The table below presents our production by product type for each of our areas of operation for the nine months ended September 30, 2020, and 2019:

	Midland Basin		South Texas		Total
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019	2020	2019
Production:
Oil (MMBbl)	16.0	14.8	1.3	0.9	17.2	15.7
Gas (Bcf)	34.0	24.4	44.6	57.3	78.6	81.7
NGLs (MMBbl)	—	—	4.8	6.2	4.8	6.2
Equivalent (MMBOE)	21.6	18.8	13.5	16.7	35.2	35.5
Average net daily equivalent (MBOE/d)	79.0	69.0	49.4	61.1	128.3	130.1
Relative percentage	62%	53%	38%	47%	100%	100%
____________________________________________
Note: Amounts may not calculate due to rounding.
Please refer to A Three Month and Nine Month Overview of Selected Production and Financial Information, Including Trends and Comparison of Financial Results and Trends Between the Three and Nine Months Ended September 30, 2020, and 2019 below for discussion on production.
Oil, Gas, and NGL Prices
Our financial condition and the results of our operations are significantly affected by the prices we receive for our oil, gas, and NGL production, which can fluctuate dramatically. When we refer to realized oil, gas, and NGL prices below, the disclosed price represents the average price for the respective period, before the effects of derivative settlements, unless otherwise indicated. While quoted NYMEX oil and gas and OPIS NGL prices are generally used as a basis for comparison within our industry, the prices we receive are affected by quality, energy content, location, and transportation differentials and contracted pricing benchmarks for these products.
The following table summarizes commodity price data, as well as the effects of derivative settlements, for the third and second quarters of 2020 as well as the third quarter of 2019:

	For the Three Months Ended
	September 30, 2020	June 30, 2020	September 30, 2019
Oil (per Bbl):
Average NYMEX contract monthly price	$40.93	$27.85	$56.45
Realized price, before the effect of derivative settlements	$37.69	$22.25	$53.99
Effect of oil derivative settlements	$12.51	$25.81	$(0.41)
Gas:
Average NYMEX monthly settle price (per MMBtu)	$1.98	$1.72	$2.23
Realized price, before the effect of derivative settlements (per Mcf)	$1.90	$1.34	$2.17
Effect of gas derivative settlements (per Mcf)	$0.03	$0.04	$0.41
NGLs (per Bbl):
Average OPIS price (1)	$19.13	$14.02	$18.89
Realized price, before the effect of derivative settlements	$14.07	$10.43	$15.73
Effect of NGL derivative settlements	$0.29	$1.94	$7.14
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
During the first nine months of 2020, benchmark prices for oil were impacted by the misalignment of supply and demand caused by the Pandemic and other macroeconomic events. In addition to supply and demand fundamentals, as a global commodity, the price of oil is affected by real or perceived geopolitical risks in various regions of the world as well as the relative strength of the United States dollar compared to other currencies. We expect future benchmark prices for oil, gas, and NGLs to remain depressed for the foreseeable future due to the Pandemic and the misalignment of supply and demand. Our realized prices at local sales points may also be affected by infrastructure capacity in the area of our operations and beyond. Please refer to Third Quarter 2020 Overview and Outlook for the Remainder of 2020 above for additional discussion of factors impacting pricing.
The following table summarizes 12-month strip prices for NYMEX WTI oil, NYMEX Henry Hub gas, and OPIS NGLs as of October 21, 2020, and September 30, 2020:

	As of October 21, 2020	As of September 30, 2020
NYMEX WTI oil (per Bbl)	$41.13	$41.53
NYMEX Henry Hub gas (per MMBtu)	$3.13	$2.84
OPIS NGLs (per Bbl)	$20.22	$19.46
We use financial derivative instruments as part of our financial risk management program. We have a financial risk management policy governing our use of derivatives, and decisions regarding entering into commodity derivative contracts are overseen by a financial risk management committee consisting of senior executive officers and finance personnel. The amount of our production covered by derivatives is driven by the amount of debt on our balance sheet, the level of capital commitments and long-term obligations we have in place, and our ability to enter into favorable commodity derivative contracts. With our current commodity derivative contracts, we believe we have partially reduced our exposure to volatility in commodity prices and basis differentials in the near term. Our use of costless collars for a portion of our derivatives allows us to participate in some of the upward movements in oil and gas prices while also setting a price floor for a portion of our oil and gas production. Please refer to Note 10 - Derivative Financial Instruments in Part I, Item 1 of this report and to Commodity Price Risk in Overview of Liquidity and Capital Resources below for additional information regarding our oil, gas, and NGL derivatives.
Financial Results of Operations and Additional Comparative Data
The tables below provide information regarding selected production and financial information for the three months ended September 30, 2020, and the preceding three quarters.

	For the Three Months Ended
	September 30,	June 30,	March 31,	December 31,
	2020	2020	2020	2019
	(in millions)
Production (MMBOE)	11.6	11.2	12.4	12.8
Oil, gas, and NGL production revenue	$282.0	$169.8	$354.2	$449.0
Oil, gas, and NGL production expense	$95.3	$80.4	$119.6	$127.3
Depletion, depreciation, amortization, and asset retirement obligation liability accretion	$181.7	$180.9	$233.5	$228.7
Exploration	$8.5	$9.8	$11.3	$17.7
General and administrative	$24.5	$27.2	$27.4	$37.2
Net loss	$(98.3)	$(89.3)	$(411.9)	$(102.1)
____________________________________________
Note: Amounts may not calculate due to rounding.
Selected Performance Metrics

	For the Three Months Ended
	September 30,	June 30,	March 31,	December 31,
	2020	2020	2020	2019
Average net daily equivalent production (MBOE per day)	126.3	122.9	135.9	138.8
Lease operating expense (per BOE)	$3.65	$3.30	$4.75	$4.67
Transportation costs (per BOE)	$3.11	$3.12	$3.11	$3.46
Production taxes as a percent of oil, gas, and NGL production revenue	4.3%	3.7%	4.2%	4.2%
Ad valorem tax expense (per BOE)	$0.40	$0.22	$0.60	$0.37
Depletion, depreciation, amortization, and asset retirement obligation liability accretion (per BOE)	$15.64	$16.17	$18.88	$17.91
General and administrative (per BOE)	$2.10	$2.43	$2.22	$2.92
____________________________________________
Note: Amounts may not calculate due to rounding.

A Three Month and Nine Month Overview of Selected Production and Financial Information, Including Trends

	For the Three Months Ended September 30,		Amount Change Between Periods	Percent Change Between Periods	For the Nine Months Ended September 30,		Amount Change Between Periods	Percent Change Between Periods
	2020	2019			2020	2019
Net production volumes: (1)
Oil (MMBbl)	5.5	5.4	0.1	2%	17.2	15.7	1.5	10%
Gas (Bcf)	26.1	29.5	(3.4)	(12)%	78.6	81.7	(3.1)	(4)%
NGLs (MMBbl)	1.8	2.1	(0.3)	(15)%	4.8	6.2	(1.4)	(22)%
Equivalent (MMBOE)	11.6	12.4	(0.8)	(6)%	35.2	35.5	(0.4)	(1)%
Average net daily production: (1)
Oil (MBbl per day)	59.9	59.0	0.9	2%	62.9	57.5	5.4	9%
Gas (MMcf per day)	283.3	320.6	(37.4)	(12)%	286.7	299.2	(12.4)	(4)%
NGLs (MBbl per day)	19.2	22.5	(3.3)	(15)%	17.7	22.8	(5.1)	(22)%
Equivalent (MBOE per day)	126.3	134.9	(8.6)	(6)%	128.3	130.1	(1.8)	(1)%
Oil, gas, and NGL production revenue (in millions): (1)
Oil production revenue	$207.6	$292.9	$(85.2)	(29)%	$618.9	$836.1	$(217.2)	(26)%
Gas production revenue	49.6	64.0	(14.5)	(23)%	125.1	194.4	(69.3)	(36)%
NGL production revenue	24.8	32.5	(7.7)	(24)%	62.1	106.3	(44.3)	(42)%
Total oil, gas, and NGL production revenue	$282.0	$389.4	$(107.4)	(28)%	$806.0	$1,136.7	$(330.7)	(29)%
Oil, gas, and NGL production expense (in millions): (1)
Lease operating expense	$42.4	$58.7	$(16.3)	(28)%	$138.1	$166.0	$(27.9)	(17)%
Transportation costs	36.1	49.6	(13.5)	(27)%	109.4	142.9	(33.5)	(23)%
Production taxes	12.1	16.0	(3.9)	(25)%	33.2	46.1	(12.9)	(28)%
Ad valorem tax expense	4.7	4.8	(0.1)	(2)%	14.6	18.4	(3.8)	(21)%
Total oil, gas, and NGL production expense	$95.3	$129.0	$(33.8)	(26)%	$295.3	$373.4	$(78.1)	(21)%
Realized price, before the effect of derivative settlements:
Oil (per Bbl)	$37.69	$53.99	$(16.30)	(30)%	$35.92	$53.31	$(17.39)	(33)%
Gas (per Mcf)	$1.90	$2.17	$(0.27)	(12)%	$1.59	$2.38	$(0.79)	(33)%
NGLs (per Bbl)	$14.07	$15.73	$(1.66)	(11)%	$12.81	$17.09	$(4.28)	(25)%
Per BOE	$24.28	$31.39	$(7.11)	(23)%	$22.92	$32.00	$(9.08)	(28)%
Per BOE data: (1)
Production costs:
Lease operating expense	$3.65	$4.73	$(1.08)	(23)%	$3.93	$4.67	$(0.74)	(16)%
Transportation costs	3.11	4.00	(0.89)	(22)%	3.11	4.02	(0.91)	(23)%
Production taxes	1.04	1.29	(0.25)	(19)%	0.94	1.30	(0.36)	(28)%
Ad valorem tax expense	0.40	0.39	0.01	3%	0.41	0.52	(0.11)	(21)%
Total production costs (1)	$8.20	$10.41	$(2.21)	(21)%	$8.40	$10.51	$(2.11)	(20)%
Depletion, depreciation, amortization, and asset retirement obligation liability accretion	$15.64	$17.02	$(1.38)	(8)%	$16.95	$16.76	$0.19	1%
General and administrative	$2.10	$2.63	$(0.53)	(20)%	$2.25	$2.69	$(0.44)	(16)%
Derivative settlement gain (2)	$6.05	$1.99	$4.06	204%	$8.14	$0.67	$7.47	1,115%
Earnings per share information: (3)
Basic weighted-average common shares outstanding (in thousands)	114,371	112,804	1,567	1%	113,462	112,441	1,021	1%
Diluted weighted-average common shares outstanding (in thousands)	114,371	113,334	1,037	1%	113,462	112,441	1,021	1%
Basic net income (loss) per common share	$(0.86)	$0.37	$(1.23)	(332)%	$(5.28)	$(0.76)	$(4.52)	(595)%
Diluted net income (loss) per common share	$(0.86)	$0.37	$(1.23)	(332)%	$(5.28)	$(0.76)	$(4.52)	(595)%
______________________________________
(1)    Amounts and percentage changes may not calculate due to rounding.
(2)    Derivative settlements for the three and nine months ended September 30, 2020, and 2019 are included within the net derivative (gain) loss line item in the accompanying statements of operations.
(3)    Please refer to Note 9 - Earnings Per Share in Part I, Item 1 of this report for additional discussion.

Average net daily equivalent production for the three months ended September 30, 2020, decreased six percent compared with the same period in 2019, primarily driven by a 22 percent decrease in production volumes from our South Texas assets, partially offset by a seven percent increase in production volumes from our Midland Basin assets. The total decrease in production volumes was primarily due to fewer net well completions during the nine months ended September 30, 2020, compared with the same period in 2019, as we reduced capital expenditures in response to lower commodity prices in 2020. Average net daily equivalent production for the nine months ended September 30, 2020, remained relatively flat compared with the same period in 2019 as decreases in production volumes from our South Texas assets were mostly offset by increases in production volumes from our Midland Basin assets. For the full year 2020, we expect total production volumes to decrease compared with 2019.
We present certain information on a per BOE basis in order to evaluate our performance relative to our peers and to identify and measure trends we believe may require additional analysis and discussion.
Our realized price before the effect of derivative settlements on a per BOE basis decreased $7.11 per BOE and $9.08 per BOE for the three and nine months ended September 30, 2020, respectively, compared with the same periods in 2019, primarily driven by lower benchmark commodity prices for oil, gas, and NGLs resulting from the Pandemic and other macroeconomic events. Regional pricing differentials in the Midland Basin negatively affected our realized prices in 2019 and continue to negatively affect our realized prices in 2020. The negative impacts on revenue associated with the decreases in our realized prices before the effect of derivative settlements on a per BOE basis were partially offset by increases in the gains we recognized on the settlement of our derivative contracts of $4.06 per BOE and $7.47 per BOE for the three and nine months ended September 30, 2020, respectively, compared with the same periods in 2019.
Lease operating expense (“LOE”) on a per BOE basis decreased 23 percent and 16 percent for the three and nine months ended September 30, 2020, respectively, compared with the same periods in 2019. These decreases were driven by reduced costs and reduced workover activity during the first nine months of 2020. For the full year 2020, we expect LOE on a per BOE basis to be lower, compared with 2019, as we continue to benefit from reduced costs and improved operational efficiencies. While we will continue our efforts to reduce costs during 2020, we anticipate volatility in LOE on a per BOE basis as a result of changes in total production, changes in our overall production mix, timing of workover projects, and industry activity, all of which impacts total LOE.
Transportation costs on a per BOE basis decreased 22 percent and 23 percent for the three and nine months ended September 30, 2020, respectively, compared with the same periods in 2019. These decreases were driven by a 22 percent and 19 percent reduction in production volumes from our South Texas assets, which incur the majority of our transportation costs, for the three and nine months ended September 30, 2020, respectively, compared with the same periods in 2019. We expect total transportation costs to fluctuate relative to changes in production from our South Texas assets. On a per BOE basis, we expect transportation costs to decrease in 2020, compared with 2019, as production from our Midland Basin assets, which is sold at or near the wellhead and incurs minimal transportation costs, continues to become a larger portion of our total production, and as we experience natural declines in production from our Eagle Ford shale wells in South Texas as we focus on new wells with higher liquids content in the Austin Chalk, which have lower transportation costs on a per BOE basis.
Production taxes on a per BOE basis decreased 19 percent and 28 percent for the three and nine months ended September 30, 2020, respectively, compared with the same periods in 2019. These decreases were primarily driven by a decrease in realized prices. Our overall production tax rates for the three and nine months ended September 30, 2020, were 4.3 percent and 4.1 percent, respectively, compared to 4.1 percent for each of the three and nine months ended September 30, 2019. We expect our total production tax expense to decrease in 2020, compared with 2019, as we expect oil, gas, and NGL production revenue to decrease due to decreased pricing and volumes. We generally expect production tax expense to correlate with oil, gas, and NGL production revenue on an absolute and per BOE basis. Product mix, the location of production, and incentives to encourage oil and gas development can also impact the amount of production tax we recognize.
Ad valorem tax expense on a per BOE basis increased three percent and decreased 21 percent for the three and nine months ended September 30, 2020, respectively, compared with the same periods in 2019. The decrease for the nine months ended September 30, 2020, was primarily the result of changes to the expected 2020 value assessments of our producing properties by respective tax authorities. We anticipate volatility in ad valorem tax expense on a per BOE and absolute basis as the valuation of our producing properties change.
Depletion, depreciation, amortization, and asset retirement obligation liability accretion (“DD&A”) expense on a per BOE basis decreased eight percent and remained relatively flat for the three and nine months ended September 30, 2020, respectively, compared with the same periods in 2019. The decrease for the three months ended September 30, 2020, was primarily driven by the reduction in the depletable cost basis of our South Texas proved oil and gas properties as a result of proved property impairments recognized during the first quarter of 2020, partially offset by higher production volumes from our oil producing Midland Basin assets as these assets have higher depletion rates than our primarily gas and NGL producing South Texas assets. Our DD&A rate fluctuates as a result of impairments, divestiture activity, carrying cost funding and sharing arrangements with third parties, changes in our production mix, and changes in our total estimated proved reserve volumes. For the full year 2020, we expect the DD&A rate to be relatively flat compared with 2019 and DD&A expense on an absolute basis to be lower compared with 2019, primarily as a result of anticipated lower production volumes.

General and administrative (“G&A”) expense on a per BOE basis decreased 20 percent and 16 percent for the three and nine months ended September 30, 2020, respectively, compared with the same periods in 2019. These decreases were primarily due to reduced overhead costs resulting from the reorganization of certain functions in the fourth quarter of 2019 that eliminated duplicative regional operational functions, and actions taken to reduce costs as a result of the Pandemic. For the full year 2020, we expect G&A expense to be lower, in total and on a per BOE basis, compared with 2019.
Please refer to Comparison of Financial Results and Trends Between the Three and Nine Months Ended September 30, 2020, and 2019 below for additional discussion on operating expenses.
Comparison of Financial Results and Trends Between the Three and Nine Months Ended September 30, 2020, and 2019
Net equivalent production, production revenue, and production expense
The following table presents the regional changes in our net equivalent production, production revenue, and production expense between the three and nine months ended September 30, 2020, and 2019:

	Net Equivalent Production Increase (Decrease)		Production Revenue Decrease		Production Expense Decrease
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	(MBOE per day)		(in millions)		(in millions)
Midland Basin	5.2	10.0	$(77.3)	$(209.2)	$(11.7)	$(22.1)
South Texas	(13.8)	(11.7)	(30.1)	(121.6)	(22.1)	(56.0)
Total	(8.6)	(1.8)	$(107.4)	$(330.7)	$(33.8)	$(78.1)
__________________________________________
Note: Amounts may not calculate due to rounding.
Average net daily equivalent production volumes for the three and nine months ended September 30, 2020, decreased six percent and one percent, respectively, compared with the same periods in 2019. Realized prices before the effects of derivative settlements for oil, gas, and NGLs decreased 30 percent, 12 percent, and 11 percent, respectively, for the three months ended September 30, 2020, compared with the same period in 2019. For the nine months ended September 30, 2020, realized prices before the effects of derivative settlements decreased 33 percent for both oil and gas, and decreased 25 percent for NGLs, compared with the same period in 2019. As a result of the decreases in production and pricing, oil, gas, and NGL production revenue decreased 28 percent and 29 percent for the three and nine months ended September 30, 2020, respectively, compared with the same periods in 2019. Total production expense for the three and nine months ended September 30, 2020, decreased 26 percent and 21 percent, respectively, compared with the same periods in 2019. Please refer to A Three Month and Nine Month Overview of Selected Production and Financial Information, Including Trends above for additional discussion, including discussion of trends on a per BOE basis.
Depletion, depreciation, amortization, and asset retirement obligation liability accretion

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Depletion, depreciation, amortization, and asset retirement obligation liability accretion	$181.7	$211.1	$596.1	$595.2
DD&A expense decreased 14 percent for the three months ended September 30, 2020, compared with the same period in 2019, and remained relatively flat for the nine months ended September 30, 2020, compared with the same period in 2019. The decrease for the three months ended September 30, 2020 was primarily driven by the reduction in the depletable cost basis of our South Texas proved oil and gas properties as a result of proved property impairments recognized during the first quarter of 2020, partially offset by higher production volumes from our oil producing Midland Basin assets as these assets have higher depletion rates than our primarily gas and NGL producing South Texas assets. Please refer to A Three Month and Nine Month Overview of Selected Production and Financial Information, Including Trends above for additional discussion.

Exploration

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Geological and geophysical expenses	$0.2	$1.1	$1.7	$2.0
Overhead and other expenses	8.3	10.5	28.0	31.9
Total	$8.5	$11.6	$29.7	$33.9
Exploration expense decreased 26 percent and 12 percent for the three and nine months ended September 30, 2020, respectively, compared with the same periods in 2019. These decreases were primarily driven by the reorganization of certain functions in the fourth quarter of 2019 that eliminated duplicative regional operational functions and reduced overhead costs. For the full year 2020, we expect exploration expense to decrease compared with 2019 as a result of lower overhead; however, exploration expense is impacted by actual geological and geophysical studies we perform and the potential for exploratory dry hole expense.
Impairment

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Impairment of proved oil and gas properties and related support equipment	$—	$—	$956.7	$—
Abandonment and impairment of unproved properties	8.8	6.3	50.6	25.1
Total	$8.8	$6.3	$1,007.3	$25.1

As a result of the decrease in commodity price forecasts at the end of the first quarter of 2020, specifically decreases in oil and NGL prices, we recorded impairment expense related to our South Texas proved oil and gas properties and related support facilities during the nine months ended September 30, 2020. There were no proved oil and gas property impairments recorded during the same period in 2019. Unproved property abandonments and impairments recorded during the three and nine months ended September 30, 2020, and 2019 related to actual and anticipated lease expirations, as well as actual and anticipated losses of acreage due to title defects, changes in development plans, and other inherent acreage risks.
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
Reserve estimates and related impairments of proved and unproved properties are difficult to predict in a volatile price environment. If commodity prices for the products we produce remain depressed or decline further as a result of supply and demand fundamentals associated with the Pandemic or other macroeconomic events, we may experience additional proved and unproved property impairments in the future. Given the uncertainties in commodity prices and the associated impacts they may have on service provider costs, we cannot predict with any reasonable certainty the likelihood or magnitude of further property impairments beyond those recorded during the nine months ended September 30, 2020.
Please refer to Note 11 - Fair Value Measurements in Part I, Item 1 of this report for additional discussion of impairment expense.
General and administrative

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
General and administrative	$24.5	$32.6	$79.1	$95.6

G&A expense decreased 25 percent and 17 percent for the three and nine months ended September 30, 2020, respectively, compared with the same periods in 2019. These decreases were primarily due to reduced overhead costs resulting from the reorganization that was announced in the fourth quarter of 2019, and actions taken to reduce costs as a result of the Pandemic. Please refer to the section A Three Month and Nine Month Overview of Selected Production and Financial Information, Including Trends above for additional discussion of G&A expense in total and on a per BOE basis.
Net derivative (gain) loss

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Net derivative (gain) loss	$63.9	$(100.9)	$(314.3)	$(3.5)
We recognized a derivative gain of $545.3 million in the first quarter of 2020, and derivative losses of $167.2 million and $63.9 million in the second and third quarters of 2020, respectively. The gain in the first quarter of 2020 was primarily driven by a $471.9 million upward mark-to-market adjustment due to weakening oil prices during the first three months of the year. The losses recognized in the second and third quarters of 2020 were driven by downward mark-to-market adjustments of $309.7 million and $134.2 million, respectively, due to strengthening commodity prices during these periods. Additionally, we recognized gains on the settlement of derivative contracts of $70.3 million and $286.3 million during the three and nine months ended September 30, 2020, respectively.
We recognized a derivative loss of $177.1 million in the first quarter of 2019, and derivative gains of $79.7 million and $100.9 million in the second and third quarters of 2019, respectively. The loss in the first quarter of 2019 was primarily driven by a $172.1 million downward mark-to-market adjustment due to strengthening oil prices during the first three months of the year. The gains recognized in the second and third quarters of 2019 were driven by upward mark-to-market adjustments of $75.6 million and $76.2 million, respectively, due to weakening commodity prices during these periods. Additionally, we recognized gains on the settlement of derivative contracts of $24.7 million and $23.8 million during the three and nine months ended September 30, 2019, respectively.
Please refer to Note 10 - Derivative Financial Instruments in Part I, Item 1 of this report for additional discussion.
Interest expense

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Interest expense	$41.5	$40.6	$123.4	$118.2
Interest expense increased two percent and four percent for the three and nine months ended September 30, 2020, respectively, compared with the same periods in 2019. The increase for the nine months ended September 30, 2020, was primarily due to an increase in interest expense associated with borrowings under our revolving credit facility and a decrease in interest expense capitalized to wells. We expect interest expense related to our Senior Notes to remain relatively flat for the remainder of 2020 compared with 2019 as the increase related to the higher interest rate on the 2025 Senior Secured Notes will be mostly offset by the decreased interest associated with the reduction in principal of Old Notes exchanged. Total interest expense is impacted by and can vary based on the timing and amount of borrowings under our revolving credit facility. Please refer to Note 5 - Long-Term Debt in Part I, Item 1 of this report and Overview of Liquidity and Capital Resources below for additional discussion.
Gain on extinguishment of debt

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Gain on extinguishment of debt	$25.1	$—	$264.5	$—
During the three months ended September 30, 2020, we recorded net gains on the early extinguishment of portions of our 2022 Senior Notes and 2024 Senior Notes of $12.2 million and $12.9 million, respectively. The Exchange Offers executed during the second quarter of 2020 resulted in a net gain on extinguishment of debt of $227.3 million, which was primarily comprised of the gain on the partial principal redemption of Old Notes and the debt discount associated with the issuance of the 2025 Senior Secured Notes. During the first quarter of 2020, we recorded a $12.2 million net gain on the early extinguishment of a portion of our 2022 Senior Notes. Please refer to Note 5 - Long-Term Debt in Part I, Item 1 of this report for additional discussion on these transactions.

Income tax (expense) benefit

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions, except tax rate)
Income tax (expense) benefit	$23.0	$(16.1)	$158.7	$16.3
Effective tax rate	18.9%	27.6%	20.9%	16.1%
The decrease in the effective income tax benefit rate for the three months ended September 30, 2020, compared to the income tax expense rate during the same period in 2019, was primarily due to the differing effects permanent items have on the loss before income taxes compared to the income before income taxes for the three months ended September 30, 2020, and 2019, respectively. The increase in the effective tax rate for the nine months ended September 30, 2020, compared with the same period in 2019, was primarily due to the proportional effect of recording discrete excess tax deficiencies from share-based compensation awards and other permanent items on a larger pretax loss for the nine months ended September 30, 2020, compared to the same period in 2019. Please refer to Note 4 - Income Taxes in Part I, Item 1 of this report for additional discussion.
Overview of Liquidity and Capital Resources
Based on the current commodity price environment, we believe we have sufficient liquidity and capital resources to achieve our operational objectives while continuing to meet our current financial obligations in a challenging commodity price environment. We continue to manage the duration and level of our drilling and completion service commitments in order to maintain flexibility with regard to our activity level and capital expenditures, and we have successfully renegotiated certain contracts and have realized cost savings that directly support our objective of maximizing cash flows.
Sources of Cash
We currently expect our 2020 capital program to be funded by cash flows from operations with any remaining cash needs being funded by borrowings under our revolving credit facility. During the nine months ended September 30, 2020, we generated $534.1 million of cash flows from operating activities. Although we expect cash flows from these sources to be sufficient to fund our expected 2020 capital program, we may also elect to raise funds through new debt or equity offerings or from other sources of financing. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current stockholders could be diluted, and these newly issued securities may have rights, preferences, or privileges senior to those of existing stockholders and bondholders. Additionally, we may enter into carrying cost and sharing arrangements with third parties for certain exploration or development programs. All of our sources of liquidity can be affected by the general conditions of the broader economy, force majeure events, fluctuations in commodity prices, operating costs, and volumes produced, all of which affect us and our industry.
As a result of the current macroeconomic environment, our credit ratings were downgraded during the first half of 2020 by three major rating agencies. These downgrades and any future downgrades in our credit ratings could make it more difficult or expensive for us to borrow additional funds. We have no control over the market prices for oil, gas, or NGLs, although we may be able to influence the amount of our realized revenues from our oil, gas, and NGL sales through the use of derivative contracts as part of our commodity price risk management program. Current or future macroeconomic events may negatively impact our ability to benefit from these contracts. Please refer to Note 10 - Derivative Financial Instruments in Part I, Item 1 of this report for additional information about our oil, gas, and NGL derivative contracts currently in place and the timing of settlement of those contracts.
Credit Agreement
Our Credit Agreement provides for a senior secured revolving credit facility with a maximum loan amount of $2.5 billion, and a borrowing base and aggregate lender commitments of $1.1 billion. The borrowing base under the Credit Agreement is subject to regular, semi-annual redetermination, and considers the value of both our (a) proved oil and gas properties reflected in the most recent reserve report provided to our lenders under the Credit Agreement; and (b) commodity derivative contracts, each as determined by our lender group. As of the filing of this report, the fall semi-annual borrowing base redetermination was in process. The next scheduled borrowing base redetermination date is April 1, 2021. As of September 30, 2020, the remaining available borrowing capacity under our Credit Agreement provided $880.0 million in liquidity; however, our borrowing base can be adjusted as a result of changes in commodity prices, acquisitions or divestitures of proved properties, or financing activities. No individual bank participating in our Credit Agreement represents more than 10 percent of the lender commitments under the Credit Agreement. Please refer to Note 5 - Long-Term Debt in Part I, Item 1 of this report for additional discussion as well as the presentation of the outstanding balance, total amount of letters of credit, and available borrowing capacity under our Credit Agreement as of October 21, 2020, September 30, 2020, and December 31, 2019.
We must comply with certain financial and non-financial covenants under the terms of the Credit Agreement, including covenants limiting dividend payments and requiring that we maintain certain financial ratios, as set forth in the Credit Agreement. The financial covenants under the Credit Agreement require that our (a) total funded debt, as defined in the Credit Agreement, to 12-month trailing adjusted EBITDAX ratio cannot be greater than 4.00 to 1.00 on the last day of each fiscal quarter; and (b) adjusted current ratio, as defined in the Credit Agreement, cannot be less than 1.0 to 1.0 as of the last day of any fiscal quarter. We were in compliance with all financial and non-financial covenants as of September 30, 2020, and through the filing of this report. Please refer to the caption Non-GAAP Financial Measures below for our definition of adjusted EBITDAX and reconciliations of net income (loss) and net cash provided by operating activities to adjusted EBITDAX.
Our daily weighted-average revolving credit facility debt balance was $200.1 million and $170.9 million for the three months ended September 30, 2020, and 2019, respectively, and $142.2 million and $97.5 million for the nine months ended September 30, 2020, and 2019, respectively. Cash flows provided by our operating activities, proceeds received from divestitures of properties, capital markets activities, and our capital expenditures, including acquisitions, all impact the amount we borrow under our revolving credit facility.
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
The following table presents our weighted-average interest rates and our weighted-average borrowing rates for the three and nine months ended September 30, 2020, and 2019:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Weighted-average interest rate	7.3%	6.3%	6.8%	6.4%
Weighted-average borrowing rate	6.5%	5.6%	6.0%	5.7%
Our weighted-average interest rates and weighted-average borrowing rates are impacted by the timing of long-term debt issuances and redemptions and the average outstanding balance on our revolving credit facility. Additionally, our weighted-average interest rates are impacted by the fees paid on the unused portion of our aggregate lender commitments. For the three and nine months ended September 30, 2020, our weighted-average interest rate and our weighted-average borrowing rate increased, compared with the same periods in 2019, primarily as a result of the higher interest rate on our 2025 Senior Secured Notes issued during the second quarter of 2020. The rates disclosed in the above table do not reflect amounts associated with the early redemption of certain of our Old Notes, such as the acceleration of unamortized deferred financing costs, as these amounts are netted against the associated gain or loss on extinguishment of debt. Please refer to Note 5 - Long-Term Debt in Part I, Item 1 of this report for additional discussion.
Uses of Cash
We use cash for the development, exploration, and acquisition of oil and gas properties and for the payment of operating and general and administrative costs, income taxes, dividends, and debt obligations, including interest. Expenditures for the development, exploration, and acquisition of oil and gas properties are the primary use of our capital resources. During the nine months ended September 30, 2020, we spent $426.9 million on capital expenditures and on acquiring proved and unproved oil and gas properties. This amount differs from the costs incurred amount of $437.1 million for the nine months ended September 30, 2020, as costs incurred is an accrual-based amount that also includes asset retirement obligations, geological and geophysical expenses, and exploration overhead amounts.
The amount and allocation of our future capital expenditures will depend upon a number of factors, including our cash flows from operating, investing, and financing activities, our ability to execute our development program, and the number and size of acquisitions. In addition, the impact of oil, gas, and NGL prices on investment opportunities, the availability of capital, and the timing and results of our exploration and development activities may lead to changes in funding requirements for future development. We periodically review our capital expenditure budget and guidance to assess if changes are necessary based on current and projected cash flows, acquisition and divestiture activities, debt requirements, and other factors. We entered 2020 with a total capital program budget between $825 million and $850 million. However, given the macroeconomic events discussed throughout this report, we currently expect to reduce our 2020 capital program by approximately 25 percent for the full year 2020. We are unable to reasonably estimate the period of time that these market conditions will exist, the extent of the impact they will have on our business, liquidity, results of operations, financial condition, or the timing of any subsequent recovery. We will continue to monitor the economic environment throughout the year and adjust our activity level as warranted.
We may from time to time repurchase or redeem all or portions of our outstanding debt securities for cash, through exchanges for other securities, or a combination of both. Such repurchases or exchanges may be made in open market transactions, privately negotiated transactions, or otherwise. Any such repurchases or exchanges will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, compliance with securities laws, and other factors. The amounts involved in any such transaction may be material. During the nine months ended September 30, 2020, we repurchased $103.2 million of principal amount of our 2022 Senior Notes and $29.0 million of principal amount of our 2024 Senior Notes in open market transactions at a discount, resulting in net gains on extinguishment of debt of $24.4 million and $12.9 million, respectively. During the second quarter of 2020, we completed the Exchange Offers, which resulted in the exchange of $718.9 million in aggregate principal amount of Old Notes for $446.7 million in aggregate principal amount of 2025 Senior Secured Notes, as well as, in connection with the Private Exchange, (a) $53.5 million in cash to certain holders of the 2021 Senior Convertible Notes, which was borrowed against our revolving credit facility, and (b) warrants to acquire up to an aggregate of approximately 5.9 million shares, or approximately five percent of our outstanding common stock, exercisable upon the occurrence of certain future triggering events.
The balance of our revolving credit facility increased $55.5 million from $122.5 million at December 31, 2019, to $178.0 million at September 30, 2020, notwithstanding the redemption of $185.7 million in aggregate principal amount of our Senior Unsecured Notes and 2021 Senior Convertible Notes for $147.8 million in cash during the nine months ended September 30, 2020.
Please refer to Note 5 - Long-Term Debt and Note 11 - Fair Value Measurements in Part I, Item 1 of this report for additional discussion. As part of our strategy for 2020, we expect to continue to focus on improving our debt metrics, which could include further reducing the amount of our outstanding debt.
As of the filing of this report, we could repurchase up to 3,072,184 shares of our common stock under our stock repurchase program, subject to the approval of our Board of Directors. Shares may be repurchased from time to time in the open market, or in privately negotiated transactions, subject to market conditions and other factors, including certain provisions of our Credit Agreement, the indentures governing each series of our outstanding Senior Notes, compliance with securities laws, and the terms and provisions of our stock repurchase program. Our Board of Directors periodically reviews this program as part of the allocation of our capital. During the nine months ended September 30, 2020, we did not repurchase any shares of our common stock, and we currently do not plan to repurchase any outstanding shares of our common stock during the remainder of 2020.
Analysis of Cash Flow Changes Between the Nine Months Ended September 30, 2020, and 2019
The following tables present changes in cash flows between the nine months ended September 30, 2020, and 2019, for our operating, investing, and financing activities. The analysis following each table should be read in conjunction with our accompanying unaudited condensed consolidated statements of cash flows in Part I, Item 1 of this report.
Operating activities

	For the Nine Months Ended September 30,		Amount Change Between Periods
	2020	2019
	(in millions)
Net cash provided by operating activities	$534.1	$581.6	$(47.5)
Net cash provided by operating activities decreased for the nine months ended September 30, 2020, compared with the same period in 2019. Cash received from oil, gas, and NGL production revenues, net of transportation costs and production taxes, decreased $215.9 million, cash paid for interest increased $9.1 million, and cash received from settled derivative trades increased $228.3 million. Net cash provided by operating activities is also affected by working capital changes and the timing of cash receipts and disbursements.
Investing activities

	For the Nine Months Ended September 30,		Amount Change Between Periods
	2020	2019
	(in millions)
Net cash used in investing activities	$(426.8)	$(778.7)	$351.9

Net cash used in investing activities decreased for the nine months ended September 30, 2020, compared with the same period in 2019, primarily due to reduced capital expenditures of $368.9 million. Net cash used in investing activities during the nine months ended September 30, 2020, was funded by net cash provided by operating activities.
Financing activities

	For the Nine Months Ended September 30,		Amount Change Between Periods
	2020	2019
	(in millions)
Net cash provided by (used in) financing activities	$(107.3)	$122.7	$(230.0)
For the nine months ended September 30, 2020, we paid $94.3 million to repurchase certain of our 2022 Senior Notes and 2024 Senior Notes in open market transactions. Please refer to Note 5 - Long-Term Debt in Part I, Item 1 of this report for additional discussion. For the nine months ended September 30, 2019, we had net borrowings under our revolving credit facility of $129.0 million used to fund capital expenditures.
Interest Rate Risk
We are exposed to market risk due to the floating interest rate associated with any outstanding balance on our revolving credit facility. As of September 30, 2020, we had a $178.0 million balance on our revolving credit facility. Our Credit Agreement allows us to fix the interest rate for all or a portion of the principal balance of our revolving credit facility for a period up to six months. To the extent that the interest rate is fixed, interest rate changes will affect the revolving credit facility’s fair value but will not impact results of operations or cash flows. Conversely, for the portion of the revolving credit facility that has a floating interest rate, interest rate changes will not affect the fair value but will impact future results of operations and cash flows. Changes in interest rates do not impact the amount of interest we pay on our fixed-rate Senior Unsecured Notes or fixed-rate Senior Secured Notes but can impact their fair values. As of September 30, 2020, our outstanding principal amount of fixed-rate debt totaled $2.2 billion and our floating-rate debt outstanding totaled $178.0 million. Please refer to Note 11 - Fair Value Measurements in Part I, Item 1 of this report for additional discussion on the fair values of our Senior Notes.
Commodity Price Risk
The prices we receive for our oil, gas, and NGL production directly impact our revenue, profitability, access to capital, and future rate of growth. Oil, gas, and NGL prices are subject to unpredictable fluctuations resulting from a variety of factors, including changes in supply and demand and the macroeconomic environment, all of which are typically beyond our control. The markets for oil, gas, and NGLs have been volatile, especially over the last several months and years. During the first half of 2020, oil, gas, and NGL prices weakened to historic lows as a result of the Pandemic and other macroeconomic events and will likely continue to be volatile in the future. The realized prices we receive for our production also depend on numerous factors that are typically beyond our control. Based on our production for the nine months ended September 30, 2020, a 10 percent decrease in our average realized oil, gas, and NGL prices, before the effects of derivative settlements, would have reduced our oil, gas, and NGL production revenues by approximately $61.9 million, $12.5 million, and $6.2 million, respectively. If commodity prices had been 10 percent lower, our net derivative settlements for the nine months ended September 30, 2020, would have offset the declines in oil, gas, and NGL production revenue by approximately $59.2 million.
We enter into commodity derivative contracts in order to reduce the risk of fluctuations in commodity prices. The fair value of our commodity derivative contracts is largely determined by estimates of the forward curves of the relevant price indices. As of September 30, 2020, a 10 percent increase or decrease in the forward curves associated with our oil, gas, and NGL commodity derivative instruments would have changed our net derivative positions for these products by approximately $117.7 million, $26.2 million, and $1.8 million, respectively.
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
We evaluate our transactions to determine if any variable interest entities exist. If we determine that we are the primary beneficiary of a variable interest entity, that entity is consolidated into our consolidated financial statements. We have not been involved in any unconsolidated SPE transactions during the nine months ended September 30, 2020, or through the filing of this report.

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
The following table provides reconciliations of our net income (loss) (GAAP) and net cash provided by operating activities (GAAP) to adjusted EBITDAX (non-GAAP) for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Net income (loss) (GAAP)	$(98,292)	$42,234	$(599,439)	$(84,946)
Interest expense	41,519	40,584	123,385	118,191
Income tax expense (benefit)	(22,969)	16,111	(158,662)	(16,337)
Depletion, depreciation, amortization, and asset retirement obligation liability accretion	181,708	211,125	596,053	595,201
Exploration (1)	7,882	10,341	26,970	30,070
Impairment	8,750	6,337	1,007,263	25,092
Stock-based compensation expense	4,164	6,766	15,437	18,758
Net derivative (gain) loss	63,871	(100,889)	(314,269)	(3,463)
Derivative settlement gain	70,305	24,722	286,270	23,843
Net gain on divestiture activity	—	—	(91)	(323)
Gain on extinguishment of debt	(25,070)	—	(264,546)	—
Other, net	615	434	1,651	1,129
Adjusted EBITDAX (non-GAAP)	232,483	257,765	720,022	707,215
Interest expense	(41,519)	(40,584)	(123,385)	(118,191)
Income tax (expense) benefit	22,969	(16,111)	158,662	16,337
Exploration (1)	(7,882)	(10,341)	(26,970)	(30,070)
Amortization of debt discount and deferred financing costs	4,506	3,921	13,084	11,554
Deferred income taxes	(22,796)	19,617	(159,064)	(13,620)
Other, net	(2,991)	(1,438)	(7,854)	(3,420)
Net change in working capital	16,843	(9,673)	(40,411)	11,781
Net cash provided by operating activities (GAAP)	$201,613	$203,156	$534,084	$581,586
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
Changes in Internal Control Over Financial Reporting
There have been no changes during the third quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
SPM NAM LLC. et al., v. SM Energy Company, Case No. 2018-07160, in the 189th Judicial District of Harris County, Texas. The case remains in discovery, and the original trial date of June 22, 2020 has been postponed until the first quarter of 2021 due to the Pandemic. Please refer to Legal Proceedings in Part I, Item 3 of the 2019 Form 10-K for additional detail regarding this case.
Other than as described above, there have been no material changes to the legal proceedings as previously disclosed in our 2019 Form 10-K.
ITEM 1A. RISK FACTORS
The global COVID-19 Pandemic has impacted and will likely continue to impact us, and could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.
Since the beginning of 2020, the Pandemic has spread across the globe and disrupted economies around the world, including the oil, gas and NGL industry in which we operate. The rapid spread of the virus has led to the implementation of various responses, including federal, state and local government-imposed quarantines, shelter-in-place mandates, sweeping restrictions on travel, and other public health and safety measures, nearly all of which have materially reduced global demand for crude oil. The extent to which the Pandemic will continue to affect our business, financial condition, liquidity, results of operations, prospects, and the demand for our production will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration or any recurrence of the outbreak and responsive measures, additional or modified government actions, new information which may emerge concerning the severity of the Pandemic, and the effectiveness of actions taken to contain COVID-19 or treat its impact, such as development of a vaccine or other treatment protocol, now or in the future, among others.
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
OPEC is an intergovernmental organization that seeks to manage the price and supply of oil and oil pricing on the global energy market. Actions taken by OPEC member countries, including those taken along with other oil exporting nations, have a significant impact on global oil supply and pricing. In March 2020, members of OPEC and ten other oil producing countries met to discuss how to respond to the potential market effects of the Pandemic. The meeting ended in discord regarding production cuts and oil pricing among OPEC, Russia, and other oil exporting nations. These actions flooded the global market with an oversupply of crude oil, and led to an immediate and steep decrease in global oil prices. In early April 2020, in response to significantly depressed global oil prices, 23 countries, led by Saudi Arabia, Russia and the United States, committed to implement reductions in world oil production.
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
Further, if our common stock is delisted by the NYSE (and we are not eligible to become listed on other specified exchanges), holders of our 2021 Senior Secured Convertible Notes would have a right to require us to repurchase the 2021 Senior Secured Convertible Notes at a purchase price equal to 100% of the principal amount thereof, plus accrued and unpaid interest thereon. As of September 30, 2020, $65.5 million aggregate principal amount of the 2021 Senior Secured Convertible Notes was outstanding, and there can be no assurance we would have sufficient funds available to us to repurchase the 2021 Senior Secured Convertible Notes put to us if required to do so in connection with a delisting. Failure to repurchase the 2021 Senior Secured Convertible Notes put to us could, subject to a 60-day right to cure set forth in the 2021 Notes Indenture, result in (a) an event of default under the supplemental indenture, and (b) the potential acceleration of our obligation to repay all outstanding 2021 Senior Secured Convertible Notes, and could cause a cross-default under our other outstanding indebtedness, which could result in the foreclosure on the collateral securing our secured debt. As a result, we could be forced into bankruptcy or liquidation.
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
There have been no other material changes to the risk factors as previously disclosed in our 2019 Form 10-K, our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2020 and June 30, 2020, and our 2020 Proxy Statement.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about purchases made by us and any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the three months ended September 30, 2020, of shares of our common stock, which is the sole class of equity securities registered by us pursuant to Section 12 of the Exchange Act:

PURCHASES OF EQUITY SECURITIES BY ISSUER AND AFFILIATED PURCHASES
Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program (2)
07/01/2020 - 07/31/2020	381,977	$3.75	—	3,072,184
08/01/2020 - 08/31/2020	42,259	$2.95	—	3,072,184
09/01/2020 - 09/30/2020	—	$—	—	3,072,184
Total:	424,236	$3.67	—	3,072,184
____________________________________________
(1)    All shares purchased by us in the third quarter of 2020 were to offset tax withholding obligations that occurred upon the delivery of outstanding shares underlying RSUs and PSUs issued under the terms of award agreements granted under the Equity Plan.
(2)    In July 2006, our Board of Directors approved an increase in the number of shares that may be repurchased under the original August 1998 authorization to 6,000,000 as of the effective date of the resolution. Accordingly, as of the filing of this report, subject to the approval of our Board of Directors, we may repurchase up to 3,072,184 shares of common stock on a prospective basis. The shares may be repurchased from time to time in open market transactions or privately negotiated transactions, subject to market conditions and other factors, including certain provisions of our Credit Agreement, the indentures governing our Senior Secured Notes and Senior Unsecured Notes, and compliance with securities laws. Stock repurchases may be funded with existing cash balances, internal cash flows, or borrowings under our Credit Agreement. The stock repurchase program may be suspended or discontinued at any time. During the three months ended September 30, 2020, we did not repurchase any shares of our common stock, and we currently do not plan to repurchase any outstanding shares of our common stock during the remainder of 2020.
Our payment of cash dividends to our stockholders is subject to certain covenants under the terms of our Credit Agreement and Senior Notes. Based on our current performance, we do not anticipate that any of these covenants will limit our payment of dividends at our current rate for the foreseeable future if any dividends are declared by our Board of Directors.
ITEM 5. OTHER INFORMATION
As previously announced, Javan D. Ottoson, the Chief Executive Officer of the Company, previously advised the Board of Directors of his intention to retire before the end of 2020. Mr. Ottoson has determined and notified the Board of Directors that he will retire at the close of business on November 2, 2020. There were no known disagreements between Mr. Ottoson and the Company that led to Mr. Ottoson’s decision to retire.
Mr. Ottoson and the Company entered into a Non-Competition and Non-Solicitation Agreement on October 26, 2020 (the “Non-Competition Agreement”), pursuant to which, among other customary agreements, Mr. Ottoson covenants not to compete with the Company’s business and not to solicit the Company’s employees for a period of two years following his retirement from the Company. Subject to Mr. Ottoson’s continued compliance with such covenants, the Company will pay Mr. Ottoson an aggregate of $800,000 in two equal annual cash installments of $400,000 on the first and second anniversaries of his retirement from the Company. The foregoing description of the Non-Competition Agreement is qualified in its entirety by reference to the full text of the Non-Competition Agreement, a copy of which is attached hereto as Exhibit 10.7.
Following Mr. Ottoson’s retirement as the Chief Executive Officer of the Company, he will continue to serve as a member of the Board of Directors until the Company’s annual meeting of stockholders in May 2021, and will receive prorated cash consideration of $105,000, reflecting the portion of the term during which he will serve as a non-employee director.
In addition, Mr. Ottoson will remain eligible to receive a cash bonus under the Company’s Cash Bonus Plan, as amended and restated as of February 1, 2014 (“STIP”). If Mr. Ottoson is granted a cash bonus, such bonus will be prorated for the portion of the 2020 calendar year during which he served as the President and/or Chief Executive Officer of the Company. The cash bonus will be determined by the Compensation Committee, based on Mr. Ottoson’s individual performance and Company performance as measured against the pre-established metrics applicable to all employees under the STIP, and will be paid at the same time as cash bonuses are paid to all other Company employees.
On October 26, 2020, the Board of Directors appointed Herbert S. Vogel to serve as Chief Executive Officer of the Company, effective upon Mr. Ottoson’s retirement. Mr. Vogel currently serves as the President and Chief Operating Officer of the Company.

In connection with his promotion, Mr. Vogel’s annual base salary will be increased to $750,000, which amount presently will be reduced by 20% to $600,000 in response to previously announced cost-reduction efforts related to the COVID-19 Pandemic and other macroeconomic events, and his annual cash bonus target under the STIP will be 120% of his base salary. For plan year 2020, (i) Mr. Vogel’s annual cash bonus under the STIP will be determined using the applicable target percentage for the portion of the year that he served in each of the roles he held during the fiscal year, subject, in each case, to individual performance and Company performance as measured against the pre-established metrics applicable to all employees, and (ii) the target value of his long-term incentive plan award under the Company’s Equity Incentive Compensation Plan will be $2.950 million, a reduced amount this year reflective of industry and macroeconomic conditions.
The Board of Directors also approved on October 26, 2020, an increase in the number of authorized directors constituting the Board of Directors from nine members to ten members, and the appointment of Mr. Vogel as an employee director to fill the vacancy created by such increase, effective as of his appointment to the role of Chief Executive Officer, to serve until the Company’s annual meeting of stockholders in May 2021.

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

10.7*	Non-Competition and Non-Solicitation Agreement dated October 26, 2020 between Javan D. Ottoson and SM Energy Company
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002
101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Schema Document
101.CAL*	Inline XBRL Calculation Linkbase Document
101.LAB*	Inline XBRL Label Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS)
_____________________________________

*	Filed with this report.
**	Furnished with this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SM ENERGY COMPANY

October 30, 2020	By:	/s/ JAVAN D. OTTOSON
Javan D. Ottoson
Chief Executive Officer
(Principal Executive Officer)

October 30, 2020	By:	/s/ A. WADE PURSELL
A. Wade Pursell
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

October 30, 2020	By:	/s/ PATRICK A. LYTLE
Patrick A. Lytle
Controller and Assistant Secretary
(Principal Accounting Officer)