Form 10-Q
period 2021-06-30
SM Energy Co
filed 2021-07-30
CIK 893538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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
As of July 21, 2021, the registrant had 121,220,862 shares of common stock outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SM ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share data)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$—	$10
Accounts receivable	229,512	162,455
Derivative assets	31,303	31,203
Prepaid expenses and other	8,595	10,001
Total current assets	269,410	203,669
Property and equipment (successful efforts method):
Proved oil and gas properties	9,107,281	8,608,522
Accumulated depletion, depreciation, and amortization	(5,244,367)	(4,886,973)
Unproved oil and gas properties	656,848	714,602
Wells in progress	153,734	233,498
Other property and equipment, net of accumulated depreciation of $75,328 and $63,662, respectively	41,313	32,217
Total property and equipment, net	4,714,809	4,701,866
Noncurrent assets:
Derivative assets	13,534	23,150
Other noncurrent assets	55,245	47,746
Total noncurrent assets	68,779	70,896
Total assets	$5,052,998	$4,976,431
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$496,285	$371,670
Derivative liabilities	545,062	200,189
Other current liabilities	10,321	11,880
Total current liabilities	1,051,668	583,739
Noncurrent liabilities:
Revolving credit facility	52,500	93,000
Senior Notes, net	2,139,625	2,121,319
Asset retirement obligations	85,390	83,325
Derivative liabilities	116,273	22,331
Other noncurrent liabilities	55,033	56,557
Total noncurrent liabilities	2,448,821	2,376,532

Commitments and contingencies (note 6)

Stockholders’ equity:
Common stock, $0.01 par value - authorized: 200,000,000 shares; issued and outstanding: 120,970,853 and 114,742,304 shares, respectively	1,210	1,147
Additional paid-in capital	1,838,859	1,827,914
Retained earnings (deficit)	(274,745)	200,697
Accumulated other comprehensive loss	(12,815)	(13,598)
Total stockholders’ equity	1,552,509	2,016,160
Total liabilities and stockholders’ equity	$5,052,998	$4,976,431
The accompanying notes are an integral part of these condensed consolidated financial statements.

SM ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Operating revenues and other income:
Oil, gas, and NGL production revenue	$562,569	$169,790	$985,734	$524,023
Other operating income (loss)	1,280	(158)	21,961	1,343
Total operating revenues and other income	563,849	169,632	1,007,695	525,366
Operating expenses:
Oil, gas, and NGL production expense	125,456	80,445	226,386	199,997
Depletion, depreciation, amortization, and asset retirement obligation liability accretion	204,714	180,856	371,674	414,345
Exploration	8,714	9,787	18,037	21,136
Impairment	8,750	8,750	17,500	998,513
General and administrative	24,639	27,227	49,353	54,674
Net derivative (gain) loss	370,348	167,200	715,037	(378,140)
Other operating expense, net	1,852	8,046	1,253	8,612
Total operating expenses	744,473	482,311	1,399,240	1,319,137
Loss from operations	(180,624)	(312,679)	(391,545)	(793,771)
Interest expense	(39,536)	(40,354)	(79,407)	(81,866)
Gain (loss) on extinguishment of debt	(2,144)	227,281	(2,144)	239,476
Other non-operating expense, net	(853)	(185)	(1,224)	(679)
Loss before income taxes	(223,157)	(125,937)	(474,320)	(636,840)
Income tax benefit	162	36,685	56	135,693
Net loss	$(222,995)	$(89,252)	$(474,264)	$(501,147)

Basic weighted-average common shares outstanding	118,357	113,008	116,568	113,015
Diluted weighted-average common shares outstanding	118,357	113,008	116,568	113,015
Basic net loss per common share	$(1.88)	$(0.79)	$(4.07)	$(4.43)
Diluted net loss per common share	$(1.88)	$(0.79)	$(4.07)	$(4.43)
Dividends per common share	$—	$—	$0.01	$0.01
The accompanying notes are an integral part of these condensed consolidated financial statements.

SM ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(222,995)	$(89,252)	$(474,264)	$(501,147)
Other comprehensive income, net of tax:
Pension liability adjustment	592	188	783	378
Total other comprehensive income, net of tax	592	188	783	378
Total comprehensive loss	$(222,403)	$(89,064)	$(473,481)	$(500,769)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SM ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except share data and dividends per share)

			Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Common Stock			Retained Earnings (Deficit)
	Shares	Amount
Balances, December 31, 2020	114,742,304	$1,147	$1,827,914	$200,697	$(13,598)	$2,016,160
Net loss	—	—	—	(251,269)	—	(251,269)
Other comprehensive income	—	—	—	—	191	191
Cash dividends declared, $0.01 per share	—	—	—	(1,147)	—	(1,147)
Stock-based compensation expense	—	—	5,737	—	—	5,737
Balances, March 31, 2021	114,742,304	$1,147	$1,833,651	$(51,719)	$(13,407)	$1,769,672
Net loss	—	—	—	(222,995)	—	(222,995)
Other comprehensive income	—	—	—	—	592	592
Cash dividends, $0.01 per share	—	—	—	(31)	—	(31)
Issuance of common stock under Employee Stock Purchase Plan	252,665	3	1,312	—	—	1,315
Stock-based compensation expense	57,795	1	3,955	—	—	3,956
Issuance of common stock through cashless exercise of Warrants	5,918,089	59	(59)	—	—	—
Balances, June 30, 2021	120,970,853	$1,210	$1,838,859	$(274,745)	$(12,815)	$1,552,509

			Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Common Stock			Retained Earnings
	Shares	Amount
Balances, December 31, 2019	112,987,952	$1,130	$1,791,596	$967,587	$(11,319)	$2,748,994
Net loss	—	—	—	(411,895)	—	(411,895)
Other comprehensive income	—	—	—	—	190	190
Cash dividends declared, $0.01 per share	—	—	—	(1,130)	—	(1,130)
Issuance of common stock upon vesting of RSUs, net of shares used for tax withholdings	730	—	(3)	—	—	(3)
Stock-based compensation expense	—	—	5,561	—	—	5,561
Balances, March 31, 2020	112,988,682	$1,130	$1,797,154	$554,562	$(11,129)	$2,341,717
Net loss	—	—	—	(89,252)	—	(89,252)
Other comprehensive income	—	—	—	—	188	188
Issuance of common stock under Employee Stock Purchase Plan	297,013	3	944	—	—	947
Stock-based compensation expense	267,576	3	5,709	—	—	5,712
Issuance of Warrants	—	—	21,520	—	—	21,520
Balances, June 30, 2020	113,553,271	$1,136	$1,825,327	$465,310	$(10,941)	$2,280,832
The accompanying notes are an integral part of these condensed consolidated financial statements.

SM ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	For the Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(474,264)	$(501,147)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion, depreciation, amortization, and asset retirement obligation liability accretion	371,674	414,345
Impairment	17,500	998,513
Stock-based compensation expense	9,693	11,273
Net derivative (gain) loss	715,037	(378,140)
Derivative settlement gain (loss)	(266,707)	215,965
Amortization of debt discount and deferred financing costs	9,445	8,578
(Gain) loss on extinguishment of debt	2,144	(239,476)
Deferred income taxes	(214)	(136,268)
Other, net	(13,377)	(3,918)
Net change in working capital	31,092	(57,254)
Net cash provided by operating activities	402,023	332,471

Cash flows from investing activities:
Capital expenditures	(370,177)	(310,209)
Other, net	221	92
Net cash used in investing activities	(369,956)	(310,117)

Cash flows from financing activities:
Proceeds from revolving credit facility	944,000	841,000
Repayment of revolving credit facility	(984,500)	(770,500)
Net proceeds from Senior Notes	393,583	—
Cash paid to repurchase Senior Notes	(385,296)	(81,826)
Debt issuance costs related to 10.0% Senior Secured Notes due 2025	—	(10,491)
Net proceeds from sale of common stock	1,315	947
Dividends paid	(1,178)	(1,130)
Other	(1)	(354)
Net cash used in financing activities	(32,077)	(22,354)

Net change in cash, cash equivalents, and restricted cash	(10)	—
Cash, cash equivalents, and restricted cash at beginning of period	10	10
Cash, cash equivalents, and restricted cash at end of period	$—	$10

Supplemental schedule of additional cash flow information and non-cash activities:
Operating activities:
Cash paid for interest, net of capitalized interest	$(74,864)	$(82,313)
Investing activities:
Increase (decrease) in capital expenditure accruals and other	$28,987	$(28,896)
Non-cash financing activities (1)
____________________________________________
(1)    Please refer to Note 5 - Long-Term Debt for discussion of the debt transactions executed during the six months ended June 30, 2021, and 2020.
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Quarterly Report on Form 10-Q, and Regulation S-X. These financial statements do not include all information and notes required by GAAP for annual financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the 2020 Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation of interim financial information, have been included. Operating results for the periods presented are not necessarily indicative of expected results for the full year. In connection with the preparation of the Company’s unaudited condensed consolidated financial statements, the Company evaluated events subsequent to the balance sheet date of June 30, 2021, and through the filing of this report. Additionally, certain prior period amounts have been reclassified to conform to current period presentation in the accompanying unaudited condensed consolidated financial statements.
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
Recently Issued Accounting Standards
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), and in January 2021, issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope (“ASU 2021-01”), to provide clarifying guidance regarding the scope of Topic 848. ASU 2020-04 was issued to provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. Generally, the guidance is to be applied as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. ASU 2020-04 and ASU 2021-01 are effective for all entities through December 31, 2022. As of June 30, 2021, the Company has not elected to use the optional guidance and continues to evaluate the options provided by ASU 2020-04 and ASU 2021-01. Please refer to Note 5 - Long-Term Debt for discussion of the use of the London Interbank Offered Rate (“LIBOR”) in connection with borrowings under the Credit Agreement.
There are no other ASUs that would have a material effect on the Company’s unaudited condensed consolidated financial statements and related disclosures that have been issued but not yet adopted by the Company as of June 30, 2021, or through the filing of this report.
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

The tables below present oil, gas, and NGL production revenue by product type for each of the Company’s operating areas for the three and six months ended June 30, 2021, and 2020:

	Midland Basin		South Texas		Total
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2021	2020	2021	2020	2021	2020

	(in thousands)
Oil production revenue	$404,492	$114,358	$31,876	$5,158	$436,368	$119,516
Gas production revenue	51,435	11,921	36,900	22,942	88,335	34,863
NGL production revenue	112	45	37,754	15,366	37,866	15,411
Total	$456,039	$126,324	$106,530	$43,466	$562,569	$169,790
Relative percentage	81%	74%	19%	26%	100%	100%
____________________________________________
Note: Amounts may not calculate due to rounding.

	Midland Basin		South Texas		Total
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020	2021	2020

	(in thousands)
Oil production revenue	$690,597	$390,494	$51,548	$20,715	$742,145	$411,209
Gas production revenue	109,241	23,255	68,752	52,318	177,993	75,573
NGL production revenue	212	103	65,384	37,138	65,596	37,241
Total	$800,050	$413,852	$185,684	$110,171	$985,734	$524,023
Relative percentage	81%	79%	19%	21%	100%	100%
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
Revenue is recorded in the month when performance obligations are satisfied. However, settlement statements from the purchasers of hydrocarbons and the related cash consideration are received 30 to 90 days after production has occurred. As a result, the Company must estimate the amount of production delivered to the customer and the consideration that will ultimately be received for sale of the product. Estimated revenue due to the Company is recorded within the accounts receivable line item on the accompanying unaudited condensed consolidated balance sheets (“accompanying balance sheets”) until payment is received. The accounts receivable balances from contracts with customers within the accompanying balance sheets as of June 30, 2021, and

December 31, 2020, were $173.3 million and $108.9 million, respectively. To estimate accounts receivable from contracts with customers, the Company uses knowledge of its properties, historical performance, contractual arrangements, index pricing, quality and transportation differentials, and other factors as the basis for these estimates. Differences between estimates and actual amounts received for product sales are recorded in the month that payment is received from the purchaser.
Note 3 - Equity
On June 17, 2020, the Company issued warrants to purchase up to an aggregate of approximately 5.9 million shares, or approximately five percent of its then outstanding common stock, at an exercise price of $0.01 per share (“Warrants”).
Upon issuance, the $21.5 million fair value of the Warrants was recorded in additional paid-in capital on the accompanying balance sheets, and was determined using a stochastic Monte Carlo simulation using geometric Brownian motion (“GBM Model”). The Company evaluated the Warrants under authoritative accounting guidance and determined that they should be classified as equity instruments, with no recurring fair value measurement required. There have been no changes to the initial carrying amount of the Warrants since issuance.
The Warrant Agreement, dated June 17, 2020 (“Warrant Agreement”), provides that the Warrants are exercisable any time from and after the Triggering Date, as subsequently defined, until June 30, 2023. The Triggering Date is defined by the Warrant Agreement as the first trading day following five consecutive trading days on which the product of the number of shares of common stock issued and outstanding on four of the five trading days multiplied by the closing price per share of common stock for each such trading day exceeds $1.0 billion (“Triggering Date”). The Warrants are indexed to the Company’s common stock and are required to be settled through physical settlement or net share settlement, if exercised. The Triggering Date occurred on January 15, 2021, and the Warrants became and will remain exercisable at the election of the holders until their expiration on June 30, 2023.
During the second quarter of 2021, the Company issued 5,918,089 shares of common stock as a result of the cashless exercise of 5,922,260 Warrants at a weighted-average share price of $15.45 per share, as determined under the terms of the Warrant Agreement. At the request of stockholders and pursuant to the Company’s obligations under the Warrant Agreement, a registration statement covering the resale of a majority of these shares was filed with the U.S. Securities and Exchange Commission on June 11, 2021.
Note 4 - Income Taxes
The provision for income taxes for the three and six months ended June 30, 2021, and 2020, consisted of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020

	(in thousands)
Current portion of income tax (expense) benefit:
Federal	$—	$—	$—	$—
State	—	(236)	(158)	(575)
Deferred portion of income tax benefit	162	36,921	214	136,268
Income tax benefit	$162	$36,685	$56	$135,693

Effective tax rate	0.1%	29.1%	—%	21.3%
Recorded income tax expense or benefit differs from the amount that would be provided by applying the statutory United States federal income tax rate to income or loss before income taxes. These differences primarily relate to the effect of state income taxes, excess tax benefits and deficiencies from stock-based compensation awards, tax limitations on the compensation of covered individuals, changes in valuation allowances, the cumulative impact of other smaller permanent differences, and can also reflect the cumulative effect of an enacted tax rate change, in the period of enactment, on the Company’s net deferred tax asset and liability balance. The quarterly rate and the resulting income tax benefit can also be affected by the proportional impacts of forecasted net income or loss and the correlative effect on the valuation allowance for each period presented, as reflected in the table above.
For all years before 2017, the Company is generally no longer subject to United States federal or state income tax examinations by tax authorities.

Note 5 - Long-Term Debt
The following table summarizes the Company’s total outstanding balance on its revolving credit facility, Senior Secured Notes net of unamortized discount and deferred financing costs, and Senior Unsecured Notes net of unamortized deferred financing costs, as of June 30, 2021, and December 31, 2020:

	As of June 30, 2021	As of December 31, 2020

	(in thousands)
Revolving credit facility	$52,500	$93,000
Senior Secured Notes (1)	467,807	460,656
Senior Unsecured Notes (1)	1,671,818	1,660,663
Total	$2,192,125	$2,214,319
____________________________________________
(1)    Senior Secured Notes and Senior Unsecured Notes are defined below.
Credit Agreement
The Company’s Credit Agreement, which is scheduled to mature on September 28, 2023, provides for a senior secured revolving credit facility with a maximum loan amount of $2.5 billion. As of June 30, 2021, the borrowing base and aggregate lender commitments under the Credit Agreement were $1.1 billion. The next scheduled borrowing base redetermination date is October 1, 2021. On June 8, 2021, the Company entered into a sixth amendment (“Sixth Amendment”) to the Credit Agreement to amend certain definitions and covenants relating to the Company's ability to issue permitted refinancing debt and repurchase or redeem outstanding indebtedness to facilitate the Tender Offer and the 2022 Senior Notes Redemption, each as defined below.
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
The Credit Agreement specifies that if LIBOR is no longer a widely used benchmark rate, or if it is no longer used for determining interest rates for loans in the United States, a replacement interest rate that fairly reflects the cost to the lenders of funding loans shall be established by the Administrative Agent, as defined in the Credit Agreement, in consultation with the Company. Please refer to Note 1 - Summary of Significant Accounting Policies for discussion of FASB ASU 2020-04 and ASU 2021-01, which provides guidance related to reference rate reform.
The following table presents the outstanding balance, total amount of letters of credit outstanding, and available borrowing capacity under the Credit Agreement as of July 21, 2021, June 30, 2021, and December 31, 2020:

	As of July 21, 2021	As of June 30, 2021	As of December 31, 2020

	(in thousands)
Revolving credit facility (1)	$99,000	$52,500	$93,000
Letters of credit (2)	—	—	42,000
Available borrowing capacity	1,001,000	1,047,500	965,000
Total aggregate lender commitment amount	$1,100,000	$1,100,000	$1,100,000
____________________________________________
(1)    Unamortized deferred financing costs attributable to the revolving credit facility are presented as a component of the other noncurrent assets line item on the accompanying balance sheets and totaled $3.5 million and $4.3 million as of June 30, 2021, and December 31, 2020, respectively. These costs are being amortized over the term of the revolving credit facility on a straight-line basis.
(2)    Letters of credit outstanding reduce the amount available under the revolving credit facility on a dollar-for-dollar basis.
Senior Notes
Q2 2021 Senior Notes Transactions. On June 23, 2021, the Company issued $400.0 million in aggregate principal amount of its 6.5% Senior Notes at par with a maturity date of July 15, 2028 (“2028 Senior Notes”). The Company received net proceeds of

$392.8 million after deducting paid and accrued fees of $7.2 million, which are being amortized as deferred financing costs over the life of the 2028 Senior Notes. The net proceeds were used to repurchase $193.1 million and $172.3 million of outstanding principal amount of the Company’s 2022 Senior Notes and 2024 Senior Notes, respectively, through a cash tender offer (“Tender Offer”), and to redeem the remaining $19.3 million of 2022 Senior Notes not repurchased as part of the Tender Offer (“2022 Senior Notes Redemption”). The Company paid total consideration, excluding accrued interest, of $385.3 million, and recorded a net loss on extinguishment of debt of $2.1 million for the three months ended June 30, 2021, which included $1.5 million of accelerated unamortized deferred financing costs and $600,000 of net premiums. The Company canceled all repurchased and redeemed 2022 Senior Notes and 2024 Senior Notes upon settlement.
Q2 2020 Senior Notes Transactions. During the second quarter of 2020, the Company initiated an offer to exchange certain of its outstanding Senior Unsecured Notes, as defined and presented in the Senior Unsecured Notes section below, other than its 1.50% Senior Convertible Notes due 2021 (“2021 Senior Convertible Notes,” and together with the Senior Unsecured Notes, “Old Notes”), and entered into a private exchange of certain of its outstanding 2021 Senior Convertible Notes and portions of its outstanding Senior Unsecured Notes (“Private Exchange”), in each case, for newly issued 10.0% Senior Secured Second Lien Notes due January 15, 2025 (“2025 Senior Secured Notes”), referred to together as “Exchange Offers.”
On June 17, 2020, the Company exchanged $611.9 million in aggregate principal amount of Senior Unsecured Notes and $107.0 million in aggregate principal amount of 2021 Senior Convertible Notes for $446.7 million in aggregate principal amount of 2025 Senior Secured Notes. Further, in connection with the Private Exchange, the Company tendered $53.5 million in cash to certain holders of the 2021 Senior Convertible Notes and issued the Warrants. Please refer to Note 3 - Equity for more information regarding the Warrants issued by the Company. Upon the closing of the Exchange Offers, the Company recorded a net gain on extinguishment of debt of $227.3 million which included the recognition of $6.1 million and $5.6 million of previously unamortized debt discount and deferred financing costs, respectively. The Company canceled all retired Senior Unsecured Notes and 2021 Senior Convertible Notes upon closing of the Exchange Offers. Pursuant to the indenture governing its 2021 Senior Convertible Notes, the Company’s remaining outstanding 2021 Senior Convertible Notes became secured and are subsequently referred to as the “2021 Senior Secured Convertible Notes,” and together with the 2025 Senior Secured Notes, the “Senior Secured Notes.” Please refer to Note 5 - Long-Term Debt in the 2020 Form 10-K for additional information regarding the debt transactions that occurred during the second quarter of 2020.
Q1 2020 Senior Notes Transactions. During the first quarter of 2020, the Company repurchased a total of $40.7 million in aggregate principal amount of its 2022 Senior Notes in open market transactions for a total settlement amount, excluding accrued interest, of $28.3 million. In connection with the repurchases, the Company recorded a net gain on extinguishment of debt of $12.2 million for the three months ended March 31, 2020. This amount included discounts realized upon repurchase of $12.4 million partially offset by $235,000 of accelerated unamortized deferred financing costs. The Company canceled all repurchased 2022 Senior Notes upon settlement.
Senior Secured Notes. Senior Secured Notes, net of unamortized discount and deferred financing costs, included within the Senior Notes, net line item on the accompanying balance sheets as of June 30, 2021, and December 31, 2020, consisted of the following:

	As of June 30, 2021
	Principal Amount	Unamortized Debt Discount	Unamortized Deferred Financing Costs	Net

	(in thousands)
1.50% Senior Secured Convertible Notes due 2021	$65,485	$—	$—	$65,485
10.0% Senior Secured Notes due 2025	446,675	34,208	10,145	402,322
Total	$512,160	$34,208	$10,145	$467,807

	As of December 31, 2020
	Principal Amount	Unamortized Debt Discount	Unamortized Deferred Financing Costs	Net

	(in thousands)
1.50% Senior Secured Convertible Notes due 2021	$65,485	$1,828	$175	$63,482
10.0% Senior Secured Notes due 2025	446,675	37,943	11,558	397,174
Total	$512,160	$39,771	$11,733	$460,656
The Senior Secured Notes are senior obligations of the Company, secured on a second-priority basis, ranking junior to the Company’s obligations under the Credit Agreement and equal in priority to one another. The Senior Secured Notes rank senior in right of payment with all of the Company’s existing and any future unsecured senior or subordinated debt.

The 2021 Senior Secured Convertible Notes matured on July 1, 2021, and on that day, the Company used borrowings under its revolving credit facility to retire at par the outstanding principal amount of $65.5 million. Interest expense recognized on the 2021 Senior Secured Convertible Notes related to the stated interest rate and amortization of the debt discount totaled $1.1 million and $2.6 million for the three months ended June 30, 2021, and 2020, respectively, and totaled $2.3 million and $5.4 million for the six months ended June 30, 2021, and 2020, respectively.
The Company may redeem some or all of its 2025 Senior Secured Notes prior to their maturity at redemption prices based on a premium, plus accrued and unpaid interest, as described in the indenture governing the 2025 Senior Secured Notes.
Senior Unsecured Notes. Senior Unsecured Notes, net of unamortized deferred financing costs, included within the Senior Notes, net line item on the accompanying balance sheets as of June 30, 2021, and December 31, 2020, consisted of the following:

	As of June 30, 2021			As of December 31, 2020
	Principal Amount	Unamortized Deferred Financing Costs	Principal Amount, Net	Principal Amount	Unamortized Deferred Financing Costs	Principal Amount, Net

	(in thousands)
6.125% Senior Notes due 2022	$—	$—	$—	$212,403	$855	$211,548
5.0% Senior Notes due 2024	104,769	499	104,270	277,034	1,576	275,458
5.625% Senior Notes due 2025	349,118	2,476	346,642	349,118	2,792	346,326
6.75% Senior Notes due 2026	419,235	3,620	415,615	419,235	3,970	415,265
6.625% Senior Notes due 2027	416,791	4,337	412,454	416,791	4,725	412,066
6.5% Senior Notes due 2028	400,000	7,163	392,837	—	—	—
Total	$1,689,913	$18,095	$1,671,818	$1,674,581	$13,918	$1,660,663
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
Please refer to Note 5 - Long-Term Debt in the 2020 Form 10-K for additional detail on the Company’s Senior Notes.
Covenants
The Company is subject to certain financial and non-financial covenants under the Credit Agreement and the indentures governing the Senior Notes that, among other terms, limit the Company’s ability to incur additional indebtedness, make restricted payments including dividends, sell assets, create liens that secure debt, enter into transactions with affiliates, merge or consolidate with another company, and with respect to the Company’s restricted subsidiaries, permit the consensual restriction on the ability of such restricted subsidiaries to pay dividends or indebtedness owing to the Company or to any other restricted subsidiaries. The Company was in compliance with all covenants under the Credit Agreement and the indentures governing the Senior Notes as of June 30, 2021, and through the filing of this report.
Please refer to Note 5 - Long-Term Debt in the 2020 Form 10-K for additional detail on the Company’s covenants under the Credit Agreement and indentures governing the Senior Notes.
Capitalized Interest
Capitalized interest costs for the three months ended June 30, 2021, and 2020, totaled $4.7 million and $4.1 million, respectively, and totaled $9.0 million and $6.8 million for the six months ended June 30, 2021, and 2020, respectively. The amount of interest the Company capitalizes generally fluctuates based on the amount borrowed, the Company’s capital program, and the timing and amount of costs associated with capital projects that are considered in progress. Capitalized interest costs are included in total costs incurred.

Note 6 - Commitments and Contingencies
Commitments
Other than those items discussed below, there have been no changes in commitments through the filing of this report that differ materially from those disclosed in the 2020 Form 10-K. Please refer to Note 6 - Commitments and Contingencies in the 2020 Form 10-K for additional discussion of the Company’s commitments.
Drilling Rig Service Contracts. During the first half of 2021, the Company amended certain of its drilling rig contracts resulting in the extension of contract terms. As of June 30, 2021, the Company’s drilling rig commitments totaled $16.1 million under contract terms extending through the second quarter of 2022. If all of these contracts were terminated as of June 30, 2021, the Company would avoid a portion of the contractual service commitments; however, the Company would be required to pay $9.7 million in early termination fees. No material expenses related to early termination or standby fees were incurred by the Company during the six months ended June 30, 2021, and the Company does not expect to incur material penalties with regard to its drilling rig contracts during the remainder of 2021.
Drilling and Completion Commitments. During the first half of 2021, the Company amended an agreement that includes minimum drilling and completion footage requirements on certain existing leases. If these minimum requirements are not satisfied by March 31, 2022, the Company will be required to pay liquidated damages based on the difference between the actual footage drilled and completed and the minimum requirements. As of June 30, 2021, the liquidated damages could range from zero to a maximum of $45.1 million, with the maximum exposure assuming no additional development activity occurred prior to March 31, 2022. As of the filing of this report, the Company expects to meet its obligations under this agreement.
Other Contracts. During the second quarter of 2021, the Company entered into an operating lease agreement with a total estimated obligation of $26.1 million and an initial term extending through the second quarter of 2033. As of the filing of this report, the Company expects to meet this commitment.
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
Note 7 - Compensation Plans
As of June 30, 2021, 3.8 million shares of common stock were available for grant under the Company’s Equity Incentive Compensation Plan (“Equity Plan”). The Company may also grant other types of long-term incentive-based awards, such as cash awards and performance-based cash awards to eligible employees under its compensation plan.
Performance Share Units
The Company has granted performance share units (“PSUs”) to eligible employees as part of its Equity Plan. The number of shares of the Company’s common stock issued to settle PSUs ranges from zero to two times the number of PSUs awarded and is determined based on certain criteria over a three-year performance period. PSUs generally vest on the third anniversary of the date of the grant or upon other triggering events as set forth in the Equity Plan.
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
The Company records compensation expense associated with the issuance of PSUs based on the fair value of the awards as of the date of grant. Total compensation expense recorded for PSUs was $1.3 million and $2.8 million for the three months ended June 30, 2021, and 2020, respectively, and $4.5 million and $5.4 million for the six months ended June 30, 2021, and 2020, respectively. As of June 30, 2021, there was $3.0 million of total unrecognized compensation expense related to non-vested PSU awards, which is being amortized through 2022. There were no material changes to the outstanding and non-vested PSUs during the six months ended June 30, 2021.
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
The Company records compensation expense associated with the issuance of RSUs based on the fair value of the awards as of the date of grant. The fair value of an RSU is equal to the closing price of the Company’s common stock on the date of the grant. Compensation expense for RSUs is recognized within general and administrative expense and exploration expense over the vesting periods of the respective awards. Total compensation expense recorded for employee RSUs was $2.1 million and $2.7 million for the three months ended June 30, 2021, and 2020, respectively, and $4.3 million and $5.3 million for the six months ended June 30, 2021, and 2020, respectively. As of June 30, 2021, there was $10.1 million of total unrecognized compensation expense related to non-vested RSU awards, which is being amortized through 2023. There were no material changes to the outstanding and non-vested RSUs during the six months ended June 30, 2021.
Subsequent to June 30, 2021, the Company settled 349,328 RSUs upon the vesting of awards granted in previous years. The Company and all grant participants mutually agreed to net share settle a portion of the awards to cover income and payroll tax withholdings, as provided for in the Equity Plan and applicable award agreements. As a result, the Company issued 250,009 net shares of common stock upon settlement of the awards. The remaining 99,319 shares were withheld to satisfy income and payroll tax withholding obligations that occurred upon delivery of the shares underlying those RSUs.
Director Shares
During the second quarters of 2021, and 2020, the Company issued 57,795 and 267,576 shares, respectively, of its common stock to its non-employee directors under the Equity Plan. Shares issued during the second quarter of 2021 will fully vest on December 31, 2021. Shares issued during the second quarter of 2020 fully vested on December 31, 2020.
Employee Stock Purchase Plan
Under the Company’s Employee Stock Purchase Plan (“ESPP”), eligible employees may purchase shares of the Company’s common stock through payroll deductions of up to 15 percent of eligible compensation, ensuring that the accrual is no more than 2,500 shares per offering period and not in excess of $25,000 in value related to purchases for each calendar year. The purchase price of the stock is 85 percent of the lower of the fair market value of the stock on either the first or last day of the purchase period. The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. There were 252,665 and 297,013 shares issued under the ESPP during the second quarters of 2021, and 2020, respectively. Total proceeds to the Company for the issuance of these shares was $1.3 million and $947,000 for the six months ended June 30, 2021, and 2020, respectively. The fair value of ESPP grants is measured at the date of grant using the Black-Scholes option-pricing model.
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

The following table is a listing of the Company’s assets and liabilities that are measured at fair value in the accompanying balance sheets and where they are classified within the fair value hierarchy as of June 30, 2021:

	Level 1	Level 2	Level 3

	(in thousands)
Assets:
Derivatives (1)	$—	$44,837	$—
Liabilities:
Derivatives (1)	$—	$661,335	$—
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
Please refer to Note 10 - Derivative Financial Instruments in this report, and to Note 10 - Derivative Financial Instruments and Note 11 - Fair Value Measurements in the 2020 Form 10-K for more information regarding the Company’s derivative instruments.
Oil and Gas Properties and Other Property and Equipment
The Company had no material assets included in total property and equipment, net, measured at fair value as of June 30, 2021, or December 31, 2020.

The following table presents impairment of proved properties expense and abandonment and impairment of unproved properties expense recorded for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020

	(in millions)
Impairment of proved oil and gas properties and related support equipment	$—	$—	$—	$956.7
Abandonment and impairment of unproved properties (1)	8.8	8.8	17.5	41.9
Impairment (2)	$8.8	$8.8	$17.5	$998.5
____________________________________________
(1)    These impairments related to actual and anticipated lease expirations, as well as actual and anticipated losses on acreage due to title defects, changes in development plans, and other inherent acreage risks. The balances in the unproved oil and gas properties line item on the accompanying balance sheets as of June 30, 2021, and December 31, 2020, are recorded at carrying value.
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
Long-Term Debt
The following table reflects the fair value of the Company’s Senior Notes obligations measured using Level 1 inputs based on quoted secondary market trading prices. These notes were not presented at fair value on the accompanying balance sheets as of June 30, 2021, or December 31, 2020, as they were recorded at carrying value, net of any unamortized discounts and deferred financing costs. Please refer to Note 5 - Long-Term Debt for additional discussion.

	As of June 30, 2021		As of December 31, 2020
	Principal Amount	Fair Value	Principal Amount	Fair Value

	(in thousands)
1.50% Senior Secured Convertible Notes due 2021	$65,485	$64,888	$65,485	$61,449
10.0% Senior Secured Notes due 2025	$446,675	$505,511	$446,675	$482,887
6.125% Senior Notes due 2022	$—	$—	$212,403	$205,379
5.0% Senior Notes due 2024	$104,769	$104,662	$277,034	$240,072
5.625% Senior Notes due 2025	$349,118	$349,118	$349,118	$289,401
6.75% Senior Notes due 2026	$419,235	$427,079	$419,235	$342,385
6.625% Senior Notes due 2027	$416,791	$429,061	$416,791	$331,220
6.5% Senior Notes due 2028	$400,000	$412,000	$—	$—
The carrying value of the Company’s revolving credit facility approximates its fair value, as the applicable interest rates are floating, based on prevailing market rates.
Note 9 - Earnings Per Share
Basic net income or loss per common share is calculated by dividing net income or loss available to common stockholders by the basic weighted-average number of common shares outstanding for the respective period. Diluted net income or loss per common share is calculated by dividing net income or loss available to common stockholders by the diluted weighted-average number of common shares outstanding, which includes the effect of potentially dilutive securities. Potentially dilutive securities for this calculation consist primarily of non-vested RSUs, contingent PSUs, and the Warrants, which were measured using the treasury stock method. The Warrants became exercisable at the election of the holders on January 15, 2021, and as a result, they were included as potentially dilutive securities on an adjusted weighted-average basis for the portion of the three and six months ended June 30, 2021, for which they were outstanding. Please refer to Note 3 - Equity and Note 7 - Compensation Plans in this report, and Note 9 - Earnings Per Share in the 2020 Form 10-K for additional detail on these potentially dilutive securities.
When the Company recognizes a net loss from continuing operations, all potentially dilutive shares are anti-dilutive and are consequently excluded from the calculation of diluted net loss per common share. The following table details the weighted-average number of anti-dilutive securities for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020

	(in thousands)
Anti-dilutive	5,178	701	6,744	877
The following table sets forth the calculations of basic and diluted net loss per common share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020

	(in thousands, except per share data)
Net loss	$(222,995)	$(89,252)	$(474,264)	$(501,147)

Basic weighted-average common shares outstanding	118,357	113,008	116,568	113,015
Dilutive effect of non-vested RSUs and contingent PSUs	—	—	—	—
Dilutive effect of warrants	—	—	—	—
Diluted weighted-average common shares outstanding	118,357	113,008	116,568	113,015

Basic net loss per common share	$(1.88)	$(0.79)	$(4.07)	$(4.43)
Diluted net loss per common share	$(1.88)	$(0.79)	$(4.07)	$(4.43)
Note 10 - Derivative Financial Instruments
Summary of Oil, Gas, and NGL Derivative Contracts in Place
The Company regularly enters into commodity derivative contracts to mitigate a portion of its exposure to potentially adverse market changes in commodity prices and the associated impact on cash flows. As of June 30, 2021, all derivative counterparties were members of the Company’s Credit Agreement lender group and all contracts were entered into for other-than-trading purposes. The Company’s commodity derivative contracts consist of swap and collar arrangements for oil production and NGL production, and swap arrangements for gas production. In a typical commodity swap agreement, if the agreed upon published third-party index price (“index price”) is lower than the swap fixed price, the Company receives the difference between the index price and the agreed upon swap fixed price. If the index price is higher than the swap fixed price, the Company pays the difference. For collar arrangements, the Company receives the difference between an agreed upon index price and the floor price if the index price is below the floor price. The Company pays the difference between the agreed upon ceiling price and the index price if the index price is above the ceiling price. No amounts are paid or received if the index price is between the floor and ceiling prices.
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

As of June 30, 2021, the Company had commodity derivative contracts outstanding through the fourth quarter of 2023 as summarized in the tables below.

	Contract Period
	Q3 2021	Q4 2021	2022	2023
Oil Derivatives (volumes in MBbl and prices in $ per Bbl):
Swaps
NYMEX WTI Volumes	5,363	4,744	7,823	1,190
Weighted-Average Contract Price	$41.16	$39.85	$44.69	$45.20
Collars
NYMEX WTI Volumes	—	—	1,721	—
Weighted-Average Floor Price	$—	$—	$51.84	$—
Weighted-Average Ceiling Price	$—	$—	$58.37	$—
Basis Swaps
WTI Midland-NYMEX WTI Volumes	3,756	3,824	9,500	—
Weighted-Average Contract Price (1)	$0.75	$0.71	$1.15	$—
NYMEX WTI-ICE Brent Volumes	920	920	3,650	—
Weighted-Average Contract Price (2)	$(7.86)	$(7.86)	$(7.78)	$—
WTI Houston MEH-NYMEX WTI Volumes	356	466	1,329	—
Weighted-Average Contract Price (3)	$0.60	$0.60	$1.25	$—
Roll Differential Swaps
NYMEX WTI Volumes	4,326	3,831	11,278	1,832
Weighted-Average Contract Price	$(0.18)	$(0.16)	$0.11	$0.39

Gas Derivatives (volumes in BBtu and prices in $ per MMBtu):
Swaps (4)
IF HSC Volumes	12,575	12,412	28,932	—
Weighted-Average Contract Price	$2.40	$2.41	$2.52	$—
WAHA Volumes	8,086	7,627	14,087	—
Weighted-Average Contract Price	$1.88	$1.82	$2.32	$—
IF Tenn TX Z0	—	—	513	—
Weighted-Average Contract Price	$—	$—	$3.22	$—

NGL Derivatives (volumes in MBbl and prices in $ per Bbl):
Swaps
OPIS Propane Mont Belvieu Non-TET Volumes	854	824	461	—
Weighted-Average Contract Price	$22.16	$22.15	$27.19	$—
OPIS Normal Butane Mont Belvieu Non-TET Volumes	37	36	—	—
Weighted-Average Contract Price	$30.87	$30.87	$—	$—
Collars
OPIS Propane Mont Belvieu Non-TET Volumes	—	—	627	—
Weighted-Average Floor Price	$—	$—	$23.83	$—
Weighted-Average Ceiling Price	$—	$—	$29.19	$—
____________________________________________
(1)    Represents the price differential between WTI Midland (Midland, Texas) and NYMEX WTI (Cushing, Oklahoma).
(2)    Represents the price differential between NYMEX WTI (Cushing, Oklahoma) and ICE Brent (North Sea).
(3)    Represents the price differential between Argus WTI Houston MEH (Houston, Texas) and NYMEX WTI (Cushing, Oklahoma).
(4)    The Company has natural gas swaps in place that settle against Inside FERC Houston Ship Channel (“IF HSC”), Inside FERC West Texas, and Platt’s Gas Daily West Texas (“IF WAHA” and “GD WAHA”, respectively, and together “WAHA”), and Inside FERC Tennessee Texas, Zone 0 (“IF Tenn TX Z0”). As of June 30, 2021, WAHA volumes were comprised of 70 percent IF WAHA and 30 percent GD WAHA.

Commodity Derivative Contracts Entered Into Subsequent to June 30, 2021
Subsequent to June 30, 2021, the Company entered into the following commodity derivative contracts:
•fixed price NYMEX WTI oil swap contracts through the fourth quarter of 2021 for a total of 0.4 MMBbl of oil production at a weighted-average contract price of $70.09 per Bbl; and
•a fixed price OPIS Propane Mont Belvieu Non-TET swap contract for the second quarter of 2022 for a total of 0.1 MMBbl of propane production at a contract price of $35.70 per Bbl.
Derivative Assets and Liabilities Fair Value
The Company’s commodity derivatives are measured at fair value and are included in the accompanying balance sheets as derivative assets and liabilities, with the exception of derivative instruments that meet the “normal purchase normal sale” exclusion. The Company does not designate its commodity derivative contracts as hedging instruments. The fair value of the commodity derivative contracts was a net liability of $616.5 million and $168.2 million as of June 30, 2021, and December 31, 2020, respectively.
The following table details the fair value of commodity derivative contracts recorded in the accompanying balance sheets, by category:

	As of June 30, 2021	As of December 31, 2020

	(in thousands)
Derivative assets:
Current assets	$31,303	$31,203
Noncurrent assets	13,534	23,150
Total derivative assets	$44,837	$54,353
Derivative liabilities:
Current liabilities	$545,062	$200,189
Noncurrent liabilities	116,273	22,331
Total derivative liabilities	$661,335	$222,520
Offsetting of Derivative Assets and Liabilities
As of June 30, 2021, and December 31, 2020, all derivative instruments held by the Company were subject to master netting arrangements with various financial institutions. In general, the terms of the Company’s agreements provide for offsetting of amounts payable or receivable between it and the counterparty, at the election of both parties, for transactions that settle on the same date and in the same currency. The Company’s agreements also provide that in the event of an early termination, the counterparties have the right to offset amounts owed or owing under that and any other agreement with the same counterparty. The Company’s accounting policy is to not offset these positions in its accompanying balance sheets.
The following table provides a reconciliation between the gross assets and liabilities reflected on the accompanying balance sheets and the potential effects of master netting arrangements on the fair value of the Company’s commodity derivative contracts:

	Derivative Assets as of		Derivative Liabilities as of
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020

	(in thousands)
Gross amounts presented in the accompanying balance sheets	$44,837	$54,353	$(661,335)	$(222,520)
Amounts not offset in the accompanying balance sheets	(44,370)	(53,598)	44,370	53,598
Net amounts	$467	$755	$(616,965)	$(168,922)

The following table summarizes the commodity components of the derivative settlement (gain) loss, as well as the components of the net derivative (gain) loss line item presented in the accompanying statements of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020

	(in thousands)
Derivative settlement (gain) loss:
Oil contracts	$134,298	$(138,606)	$190,627	$(192,188)
Gas contracts	12,232	(1,054)	52,680	(15,679)
NGL contracts	12,292	(2,868)	23,400	(8,098)
Total net derivative settlement (gain) loss	$158,822	$(142,528)	$266,707	$(215,965)

Net derivative (gain) loss:
Oil contracts	$277,215	$151,250	$543,030	$(391,290)
Gas contracts	61,364	8,261	110,286	14,989
NGL contracts	31,769	7,689	61,721	(1,839)
Total net derivative (gain) loss	$370,348	$167,200	$715,037	$(378,140)
Credit Related Contingent Features
As of June 30, 2021, and through the filing of this report, all of the Company’s derivative counterparties were members of the Company’s Credit Agreement lender group. Under the Credit Agreement, the Company is required to provide mortgage liens on assets having a value equal to at least 85 percent of the total PV-9, as defined in the Credit Agreement, of the Company’s proved oil and gas properties evaluated in the most recent reserve report. Collateral securing indebtedness under the Credit Agreement also secures the Company’s derivative agreement obligations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion includes forward-looking statements. Please refer to the Cautionary Information about Forward-Looking Statements section of this report for important information about these types of statements. Additionally, the following discussion includes sequential quarterly comparison to financial information presented in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, filed with the SEC on April 30, 2021. Throughout the following discussion, we explain changes between the three months ended June 30, 2021, compared with the three months ended March 31, 2021 (“sequential quarterly” or “sequentially”), as well as the year-to-date (“YTD”) change between the six months ended June 30, 2021, compared with the same period in 2020 (“YTD 2021-over-YTD 2020”).
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
We are committed to exceptional safety, health, and environmental stewardship; supporting the professional development of a diverse and thriving team of employees; making a positive impact in the communities where we live and work; and transparency in reporting on our progress in these areas. The Environmental, Social and Governance Committee of our Board of Directors oversees, among other things, the development and implementation of the Company’s environmental, social and governance policies, programs and initiatives, and, together with management, reports to our Board of Directors regarding such matters. Further demonstrating our commitment to sustainable operations, compensation for our executives and eligible employees under our long-term incentive plans, and compensation for all employees under our short-term incentive plans is calculated based on certain Company-wide performance-based metrics that include key financial, operational, and environmental, health, and safety measures.
Areas of Operations
Our Midland Basin assets are comprised of approximately 81,000 net acres located in the Permian Basin in West Texas (“Midland Basin”). In the second quarter of 2021, drilling and completion activities within our RockStar and Sweetie Peck positions in the Midland Basin continued to focus primarily on delineating, developing, and expanding our Midland Basin position. Our current Midland Basin position provides substantial future development opportunities within multiple oil-rich intervals, including the Spraberry and Wolfcamp formations.
Our South Texas assets are comprised of approximately 155,000 net acres located in the Maverick Basin in Dimmit and Webb Counties, Texas (“South Texas”). Our current operations in South Texas are focused on production from both the Eagle Ford shale formation and Austin Chalk formation and further delineation and development of the Austin Chalk formation. Our overlapping acreage position in the Eagle Ford shale and Austin Chalk formations includes acreage in oil, gas-condensate, and dry gas windows with gas composition amenable to processing for NGL extraction. 2021 capital activity in South Texas has been, and will continue to be, concentrated on the Austin Chalk formation given the favorable economics we achieve from a higher oil and NGL product mix.
Second Quarter 2021 Overview and Outlook for the Remainder of 2021
During the second quarter of 2021, we issued $400.0 million in aggregate principal amount of our 2028 Senior Notes and we used the net proceeds to repurchase $193.1 million and $172.3 million of outstanding principal amount of our 2022 Senior Notes and 2024 Senior Notes, respectively, through the Tender Offer, and to redeem the remaining $19.3 million of 2022 Senior Notes outstanding through the 2022 Senior Notes Redemption. We paid total consideration, excluding accrued interest, of $385.3 million, and recorded a loss on extinguishment of debt of $2.1 million for the three months ended June 30, 2021, which included $1.5 million of accelerated unamortized deferred financing costs and $600,000 of net premiums. Please refer to Note 5 - Long-Term Debt in Part I, Item 1 of this report for additional discussion.
The Pandemic remains a global health crisis, and while the United States has seen substantial improvements in public health and macroeconomic measures in recent months, and has deployed vaccinations to prevent the spread of the COVID-19 virus, stability in the markets and demand for the commodities produced by our industry have not returned to pre-Pandemic levels, and may not for some time. The impacts of the Pandemic continue to be unpredictable and dynamic, so we are unable to reasonably estimate the period of time that related market conditions could exist or the extent to which they could continue to impact our business, results of operations, financial condition, or the timing of further recovery. Commodity prices have improved from historic lows in 2020, however, future case surges or outbreaks, and COVID-19 virus variants, could have further negative impacts, and as a result, may require us to adjust our business plan. For additional detail, please refer to the Risk Factors section in Part I, Item 1A of our 2020 Form 10-K. Despite continuing impacts of the Pandemic and future uncertainty, we expect to maintain our ability to sustain strong operational performance and financial stability while maximizing returns, improving leverage metrics, and increasing the value of our top tier Midland Basin and South Texas assets.
The safety of our employees, contractors, and the communities where we work remains our first priority as we continue to operate during the Pandemic. While our core business operations require certain individuals to be physically present at well site locations, the vast majority of our office-based employees have continued working remotely in order to limit physical interactions and to mitigate the spread of COVID-19. For individuals who are unable to perform their jobs remotely, we maintain and continually assess procedures designed to limit the spread of COVID-19, including social distancing and enhanced sanitization measures, and we continue to communicate to and train all of our employees regarding best practices for maintaining a healthy and safe work environment. We believe that we meet or exceed Centers for Disease Control and Prevention and federal Occupational Safety and Health Act guidelines related to the prevention of the transmission of COVID-19. Since these measures were initially implemented in the first quarter of 2020, we have continued to operate without significant disruptions to our business operations. Our pre-existing control environment and internal controls have continued to be effective and we have continued to address new risks directly related to the Pandemic as we identify them.
Our 2021 total capital program budget is between $650.0 million and $675.0 million. Our financial and operational flexibility allows us to continually monitor the economic environment and adjust our activity level as warranted. Our 2021 capital program remains focused on highly economic oil development projects in both our Midland Basin assets and South Texas assets. Based on the current macroeconomic environment, we believe our assets provide strong returns and are capable of providing for growth of internally generated cash flows while allowing for flexibility of production levels, which aligns with our priorities of improving leverage metrics and maintaining strong financial flexibility. Please refer to Overview of Liquidity and Capital Resources below for discussion of how we expect to fund our 2021 capital program.
Financial and Operational Results. Average net daily equivalent production for the three months ended June 30, 2021, was 136.5 MBOE and increased 22 percent sequentially as the first quarter of 2021 was impacted by a significant weather event in the state of Texas that lasted for several days in February 2021, which included abnormally low temperatures and freezing conditions, and resulted in widespread power outages (“Texas Weather Event”).
Strengthening benchmark commodity prices in the second quarter of 2021 resulted in increases in realized prices, as defined below, for oil and NGLs of 16 percent and five percent, respectively, for the three months ended June 30, 2021, compared with the three months ended March 31, 2021. The supply and demand imbalance caused by the Texas Weather Event inflated realized prices for gas in the first quarter of 2021, which resulted in a 20 percent decrease in realized prices for the three months ended June 30, 2021, compared with the three months ended March 31, 2021. Total realized price per BOE increased eight percent for the three months ended June 30, 2021, compared with the three months ended March 31, 2021. This increase resulted in oil, gas, and NGL production revenue of $562.6 million for the three months ended June 30, 2021, compared with $423.2 million for the three months ended March 31, 2021, which was an increase of 33 percent. Production costs per BOE of $10.10 for the three months ended June 30, 2021, were flat compared with the three months ended March 31, 2021.
We recorded net derivative losses of $370.3 million and $344.7 million for the three months ended June 30, 2021, and March 31, 2021, respectively. Included within these amounts are realized derivative settlement losses of $158.8 million and $107.9 million for the three months ended June 30, 2021, and March 31, 2021, respectively, resulting from increased commodity prices.
Please refer to Overview of Selected Production and Financial Information, Including Trends and Comparison of Financial Results and Trends Between the Three Months Ended June 30, 2021, and March 31, 2021, and Between the Six Months Ended June 30, 2021, and 2020 below for additional discussion.
Financial and operational activities during the three months ended June 30, 2021, resulted in the following:
•Net cash provided by operating activities of $296.4 million for the three months ended June 30, 2021, compared with $105.6 million for the three months ended March 31, 2021. The sequential quarterly increase was primarily a result of changes in working capital.
•A net loss of $223.0 million, or $1.88 per diluted share, for the three months ended June 30, 2021, compared with a net loss of $251.3 million, or $2.19 per diluted share, for the three months ended March 31, 2021. The net loss for the three months ended June 30, 2021, was primarily due to a $370.3 million net derivative loss. Please refer to Comparison of Financial Results and Trends Between the Three Months Ended June 30, 2021, and March 31, 2021, and Between the Six Months Ended June 30, 2021, and 2020 below for additional discussion regarding the components of net loss for the periods presented.
•Adjusted EBITDAX, a non-GAAP financial measure, for the three months ended June 30, 2021, was $256.9 million, compared with $215.0 million for the three months ended March 31, 2021. Please refer to the caption Non-GAAP

Financial Measures below for additional discussion and our definition of adjusted EBITDAX and reconciliations of net loss and net cash provided by operating activities.
Operational Activities. In our Midland Basin program, we operated three drilling rigs and averaged three completion crews during the second quarter of 2021. We drilled 14 gross (11 net) wells and completed 44 gross (40 net) wells during the second quarter of 2021, and production volumes increased sequentially by 22 percent to 8.3 MMBOE compared with the three months ended March 31, 2021. Costs incurred in our Midland Basin program during the three months ended June 30, 2021, totaled $155.9 million, or 69 percent of our total costs incurred for the period. We anticipate operating between two and three drilling rigs and between one and two completion crews at times during the remainder of 2021, focused primarily on delineating and developing the Spraberry and Wolfcamp formations within our RockStar and Sweetie Peck positions in the Midland Basin.
In our South Texas program, we operated two drilling rigs and one completion crew at times during the second quarter of 2021. We drilled 11 gross (11 net) wells and completed five gross (five net) wells during the second quarter of 2021, and production volumes increased sequentially by 28 percent to 4.1 MMBOE compared with the three months ended March 31, 2021. Costs incurred in our South Texas program during the three months ended June 30, 2021, totaled $59.5 million, or 26 percent of our total costs incurred for the period. We anticipate operating between one and two drilling rigs and one completion crew during the remainder of 2021, focused primarily on delineating and developing the Austin Chalk formation.
The table below provides a quarterly summary of changes in our drilled but not completed well count and current year drilling and completion activity in our operated programs for the three and six months ended June 30, 2021:

	Midland Basin		South Texas (2)		Total
	Gross	Net	Gross	Net	Gross	Net
Wells drilled but not completed at December 31, 2020	66	58	31	28	97	86
Wells drilled	16	13	5	5	21	18
Wells completed	(16)	(14)	(6)	(3)	(22)	(17)
Other (1)	—	1	—	—	—	1
Wells drilled but not completed at March 31, 2021	66	58	30	30	96	88
Wells drilled	14	11	11	11	25	22
Wells completed	(44)	(40)	(5)	(5)	(49)	(45)
Wells drilled but not completed at June 30, 2021	36	29	36	36	72	65
____________________________________________
(1)    Includes adjustments related to normal business activities, including working interest changes for existing drilled but not completed wells. Working interest changes can result from divestitures, joint development agreements, farmouts, and other activities.
(2)    The South Texas drilled but not completed well count as of each period end presented above includes 13 gross (13 net) wells that are not included in our five-year development plan, 12 of which are in the Eagle Ford shale.
Costs Incurred. Costs incurred in oil and gas property acquisition, exploration, and development activities, whether capitalized or expensed, totaled $224.6 million and $417.2 million for the three and six months ended June 30, 2021, respectively, and were primarily incurred in our Midland Basin and South Texas programs as further detailed in Operational Activities above.

Production Results. The table below presents our production by product type for each of our areas of operation for the sequential quarterly periods and the YTD 2021-over-YTD 2020 periods:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	March 31, 2021	June 30, 2021	June 30, 2020
Midland Basin Production:
Oil (MMBbl)	6.2	5.1	11.3	10.9
Gas (Bcf)	12.8	10.6	23.4	21.7
NGLs (MMBbl)	—	—	—	—
Equivalent (MMBOE)	8.3	6.9	15.2	14.6
Average net daily equivalent (MBOE per day)	91.6	76.1	83.9	80.0
Relative percentage	67%	68%	68%	62%

South Texas Production:
Oil (MMBbl)	0.5	0.3	0.8	0.8
Gas (Bcf)	13.6	11.0	24.6	30.8
NGLs (MMBbl)	1.3	1.0	2.4	3.1
Equivalent (MMBOE)	4.1	3.2	7.3	9.0
Average net daily equivalent (MBOE per day)	44.9	35.5	40.2	49.4
Relative percentage	33%	32%	32%	38%

Total Production:
Oil (MMBbl)	6.7	5.4	12.1	11.7
Gas (Bcf)	26.5	21.5	48.0	52.5
NGLs (MMBbl)	1.3	1.0	2.4	3.1
Equivalent (MMBOE)	12.4	10.0	22.5	23.6
Average net daily equivalent (MBOE per day)	136.5	111.6	124.2	129.4
____________________________________________
Note: Amounts may not calculate due to rounding.
Please refer to Overview of Selected Production and Financial Information, Including Trends and Comparison of Financial Results and Trends Between the Three Months Ended June 30, 2021, and March 31, 2021, and Between the Six Months Ended June 30, 2021, and 2020 below for discussion on production.
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

The following table summarizes commodity price data, as well as the effects of derivative settlements, for the three months ended June 30, 2021, March 31, 2021, and June 30, 2020:

	For the Three Months Ended
	June 30, 2021	March 31, 2021	June 30, 2020
Oil (per Bbl):
Average NYMEX contract monthly price	$66.07	$57.84	$27.85
Realized price, before the effect of derivative settlements	$65.34	$56.33	$22.25
Effect of oil derivative settlements	$(20.11)	$(10.38)	$25.81
Gas:
Average NYMEX monthly settle price (per MMBtu)	$2.83	$2.69	$1.72
Realized price, before the effect of derivative settlements (per Mcf)	$3.34	$4.16	$1.34
Effect of gas derivative settlements (per Mcf)	$(0.46)	$(1.88)	$0.04
NGLs (per Bbl):
Average OPIS price (1)	$31.52	$30.47	$14.02
Realized price, before the effect of derivative settlements	$28.41	$26.93	$10.43
Effect of NGL derivative settlements	$(9.22)	$(10.79)	$1.94
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
Given the dynamic nature of the Pandemic, we expect future benchmark prices for oil, gas, and NGLs to remain volatile for the foreseeable future, and we cannot reasonably predict the timing of any further recovery or future infection rate surges or outbreaks. In addition to supply and demand fundamentals, as a global commodity, the price of oil is affected by real or perceived geopolitical risks in various regions of the world as well as the relative strength of the United States dollar compared to other currencies. Our realized prices at local sales points may also be affected by infrastructure capacity in the area of our operations and beyond. Please refer to Second Quarter 2021 Overview and Outlook for the Remainder of 2021 above for additional discussion of factors impacting pricing.
The following table summarizes 12-month strip prices for NYMEX WTI oil, NYMEX Henry Hub gas, and OPIS NGLs as of July 21, 2021, and June 30, 2021:

	As of July 21, 2021	As of June 30, 2021
NYMEX WTI oil (per Bbl)	$67.29	$69.99
NYMEX Henry Hub gas (per MMBtu)	$3.69	$3.48
OPIS NGLs (per Bbl)	$34.64	$35.61
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

Financial Results of Operations and Additional Comparative Data
The tables below provide information regarding selected production and financial information for the three months ended June 30, 2021, and the preceding three quarters.

	For the Three Months Ended
	June 30,	March 31,	December 31,	September 30,
	2021	2021	2020	2020

	(in millions)
Production (MMBOE)	12.4	10.0	11.3	11.6
Oil, gas, and NGL production revenue	$562.6	$423.2	$320.2	$282.0
Oil, gas, and NGL production expense	$125.5	$100.9	$96.0	$95.3
Depletion, depreciation, amortization, and asset retirement obligation liability accretion	$204.7	$167.0	$188.9	$181.7
Exploration	$8.7	$9.3	$11.3	$8.5
General and administrative	$24.6	$24.7	$20.0	$24.5
Net loss	$(223.0)	$(251.3)	$(165.2)	$(98.3)
____________________________________________
Note: Amounts may not calculate due to rounding.
Selected Performance Metrics

	For the Three Months Ended
	June 30,	March 31,	December 31,	September 30,
	2021	2021	2020	2020
Average net daily equivalent production (MBOE per day)	136.5	111.6	122.4	126.3
Lease operating expense (per BOE)	$4.62	$4.64	$4.10	$3.65
Transportation costs (per BOE)	$3.01	$2.94	$2.89	$3.11
Production taxes as a percent of oil, gas, and NGL production revenue	4.5%	4.6%	4.0%	4.3%
Ad valorem tax expense (per BOE)	$0.45	$0.52	$0.38	$0.40
Depletion, depreciation, amortization, and asset retirement obligation liability accretion (per BOE)	$16.48	$16.62	$16.77	$15.64
General and administrative (per BOE)	$1.98	$2.46	$1.78	$2.10
____________________________________________
Note: Amounts may not calculate due to rounding.

Overview of Selected Production and Financial Information, Including Trends

	For the Three Months Ended		Amount Change Between Periods	Percent Change Between Periods	For the Six Months Ended		Amount Change Between Periods	Percent Change Between Periods
	June 30,	March 31,			June 30,	June 30,
	2021	2021			2021	2020
Net production volumes: (1)
Oil (MMBbl)	6.7	5.4	1.2	23%	12.1	11.7	0.4	3%
Gas (Bcf)	26.5	21.5	4.9	23%	48.0	52.5	(4.5)	(9)%
NGLs (MMBbl)	1.3	1.0	0.3	29%	2.4	3.1	(0.7)	(23)%
Equivalent (MMBOE)	12.4	10.0	2.4	24%	22.5	23.6	(1.1)	(5)%
Average net daily production: (1)
Oil (MBbl per day)	73.4	60.3	13.1	22%	66.9	64.4	2.5	4%
Gas (MMcf per day)	290.9	239.4	51.6	22%	265.3	288.5	(23.2)	(8)%
NGLs (MBbl per day)	14.6	11.4	3.2	28%	13.1	16.9	(3.9)	(23)%
Equivalent (MBOE per day)	136.5	111.6	24.9	22%	124.2	129.4	(5.2)	(4)%
Oil, gas, and NGL production revenue (in millions): (1)
Oil production revenue	$436.4	$305.8	$130.6	43%	$742.1	$411.2	$330.9	80%
Gas production revenue	88.3	89.7	(1.3)	(1)%	178.0	75.6	102.4	136%
NGL production revenue	37.9	27.7	10.1	37%	65.6	37.2	28.4	76%
Total oil, gas, and NGL production revenue	$562.6	$423.2	$139.4	33%	$985.7	$524.0	$461.7	88%
Oil, gas, and NGL production expense (in millions): (1)
Lease operating expense	$57.4	$46.7	$10.7	23%	$104.0	$95.7	$8.3	9%
Transportation costs	37.4	29.6	7.8	26%	66.9	73.3	(6.4)	(9)%
Production taxes	25.2	19.5	5.7	29%	44.7	21.1	23.5	111%
Ad valorem tax expense	5.6	5.2	0.3	7%	10.8	9.9	0.9	9%
Total oil, gas, and NGL production expense	$125.5	$100.9	$24.5	24%	$226.4	$200.0	$26.4	13%
Realized price, before the effect of derivative settlements (“realized price”):
Oil (per Bbl)	$65.34	$56.33	$9.01	16%	$61.30	$35.09	$26.21	75%
Gas (per Mcf)	$3.34	$4.16	$(0.82)	(20)%	$3.71	$1.44	$2.27	158%
NGLs (per Bbl)	$28.41	$26.93	$1.48	5%	$27.77	$12.09	$15.68	130%
Per BOE	$45.28	$42.11	$3.17	8%	$43.87	$22.25	$21.62	97%
Per BOE data: (1)
Production costs:
Lease operating expense	$4.62	$4.64	$(0.02)	—%	$4.63	$4.06	$0.57	14%
Transportation costs	3.01	2.94	0.07	2%	2.98	3.11	(0.13)	(4)%
Production taxes	2.03	1.94	0.09	5%	1.99	0.90	1.09	121%
Ad valorem tax expense	0.45	0.52	(0.07)	(13)%	0.48	0.42	0.06	14%
Total production costs (1)	$10.10	$10.04	$0.06	1%	$10.07	$8.49	$1.58	19%
Depletion, depreciation, amortization, and asset retirement obligation liability accretion	$16.48	$16.62	$(0.14)	(1)%	$16.54	$17.59	$(1.05)	(6)%
General and administrative	$1.98	$2.46	$(0.48)	(20)%	$2.20	$2.32	$(0.12)	(5)%
Derivative settlement gain (loss) (2)	$(12.78)	$(10.74)	$(2.04)	(19)%	$(11.87)	$9.17	$(21.04)	(229)%
Earnings per share information (in thousands, except per share data): (3)
Basic weighted-average common shares outstanding	118,357	114,759	3,598	3%	116,568	113,015	3,553	3%
Diluted weighted-average common shares outstanding	118,357	114,759	3,598	3%	116,568	113,015	3,553	3%
Basic net loss per common share	$(1.88)	$(2.19)	$0.31	14%	$(4.07)	$(4.43)	$0.36	8%
Diluted net loss per common share	$(1.88)	$(2.19)	$0.31	14%	$(4.07)	$(4.43)	$0.36	8%

______________________________________
(1)    Amounts and percentage changes may not calculate due to rounding.
(2)    Derivative settlements for the three months ended June 30, 2021, and for the six months ended June 30, 2021, and 2020, are included within the net derivative (gain) loss line item in the accompanying statements of operations.
(3)    Please refer to Note 9 - Earnings Per Share in Part I, Item 1 of this report for additional discussion.
Average net daily equivalent production for the three months ended June 30, 2021, increased 22 percent sequentially and decreased four percent YTD 2021-over-YTD 2020. The sequential quarterly increase is primarily related to the Texas Weather Event that caused temporary impacts to production in the first quarter of 2021.
We present certain information on a per BOE basis in order to evaluate our performance relative to our peers and to identify and measure trends we believe may require additional analysis and discussion.
Our realized price on a per BOE basis for the three months ended June 30, 2021, increased $3.17 sequentially as a result of strengthening benchmark commodity prices. The positive impact on oil, gas, and NGL production revenues resulting from the sequential quarterly realized price increase was partially offset by an increase in the loss on the settlement of our derivative contracts of $2.04 per BOE. Our realized price on a per BOE basis increased $21.62 YTD 2021-over-YTD 2020, primarily as a result of strengthening benchmark commodity prices as benchmark commodity prices during the six months ended June 30, 2020, fell to historic lows as a result of the impacts of the Pandemic. Further contributing to the YTD 2021-over-YTD 2020 increase were increased gas prices during the first quarter of 2021 resulting from the supply and demand imbalance caused by the Texas Weather Event. The positive impact on oil, gas, and NGL production revenues resulting from the YTD 2021-over-YTD 2020 realized price increase was mostly offset by a 229% change in the settlement of our derivative contracts which were a loss of $11.87 per BOE for the six months ended June 30, 2021, compared to a gain of $9.17 per BOE for the same period in 2020.
Lease operating expense (“LOE”) on a per BOE basis for the three months ended June 30, 2021, remained flat sequentially, and increased 14 percent YTD 2021-over-YTD 2020. The YTD 2021-over-YTD 2020 increase was driven by the increased percentage of oil in our total product mix, which has higher lifting costs per BOE, and by a total net equivalent production volume decrease of five percent. For the full year 2021, we expect LOE on a per BOE basis to increase, compared with 2020, due to higher oil production and increased workover expense. We anticipate volatility in LOE on a per BOE basis as a result of changes in total production, changes in our overall production mix, timing of workover projects, and industry activity, all of which impact total LOE.
Transportation costs on a per BOE basis for the three months ended June 30, 2021 increased slightly sequentially, and decreased four percent YTD 2021-over-YTD 2020 as a result of a 19 percent decrease in production volumes from our South Texas assets, which incur the majority of our transportation costs. We expect total transportation costs to fluctuate relative to changes in production from our South Texas assets. On a per BOE basis, we expect transportation costs to decrease for the full year 2021, compared with 2020, as production from our Midland Basin assets, which is sold at or near the wellhead and incurs minimal transportation costs, comprises a larger portion of our total production. Further, we anticipate natural declines in production from our Eagle Ford shale wells in South Texas, which incur higher transportation costs on a per BOE basis, and we intend to focus on new wells with higher liquids content in the Austin Chalk, which have lower transportation costs on a per BOE basis. In addition, we expect to benefit from certain transportation contract cost reductions that are expected to further reduce our transportation expense per BOE during 2021.
Production taxes on a per BOE basis for the three months ended June 30, 2021, increased five percent sequentially, and increased 121 percent YTD 2021-over-YTD 2020, primarily driven by increases in realized prices. Our overall production tax rate was 4.5 percent for each of the three and six months ended June 30, 2021, compared with 4.6 percent for the three months ended March 31, 2021, and 4.0 percent for the six months ended June 30, 2020. The YTD 2021-over-YTD 2020 increase in the production tax rate was primarily driven by increases in realized prices and increased production from our Midland Basin assets. We expect our total production tax expense to increase in 2021, compared with 2020, as we expect oil, gas, and NGL production revenue to increase due to increased pricing. We generally expect production tax expense to correlate with oil, gas, and NGL production revenue on an absolute and per BOE basis. Product mix, the location of production, and incentives to encourage oil and gas development can also impact the amount of production tax that we recognize.
Ad valorem tax expense on a per BOE basis for the three months ended June 30, 2021, decreased 13 percent sequentially, and increased 14 percent YTD 2021-over-YTD 2020. The sequential quarterly decrease was a result of increased net equivalent production volumes. The YTD 2021-over-YTD 2020 increase was primarily a result of changes to the expected value assessments of our producing properties. We anticipate volatility in ad valorem tax expense on a per BOE and absolute basis as the valuation of our producing properties change.
Depletion, depreciation, amortization, and asset retirement obligation liability accretion (“DD&A”) expense on a per BOE basis remained flat sequentially, and decreased six percent YTD 2021-over-YTD 2020. The YTD 2021-over-YTD 2020 decrease was primarily driven by the reduction in the depletable cost basis of our South Texas proved oil and gas properties as a result of proved property impairments recognized during the first quarter of 2020. Our DD&A rate fluctuates as a result of impairments, divestiture activity, carrying cost funding and sharing arrangements with third parties, changes in our production mix, and changes in our total estimated proved reserve volumes. For the full year 2021, we expect DD&A per BOE and DD&A expense on an absolute basis to decrease compared with 2020, primarily as a result of increased activity in our Austin Chalk program compared with 2020, as these assets have a lower DD&A rate than our Midland Basin assets.
General and administrative (“G&A”) expense on a per BOE basis decreased 20 percent sequentially, and decreased five percent YTD 2021-over-YTD 2020. The sequential quarterly decrease was primarily the result of increased production volumes during the three months ended June 30, 2021, and the YTD 2021-over-YTD 2020 decrease was primarily the result of actions taken to reduce costs in response to the Pandemic. For the full year 2021, we expect G&A expense to be relatively flat, in total and on a per BOE basis, compared with 2020.
Please refer to Comparison of Financial Results and Trends Between the Three Months Ended June 30, 2021, and March 31, 2021, and Between the Six Months Ended June 30, 2021, and 2020 below for additional discussion on operating expenses.
Comparison of Financial Results and Trends Between the Three Months Ended June 30, 2021, and March 31, 2021, and Between the Six Months Ended June 30, 2021, and 2020
Net equivalent production, production revenue, and production expense
Sequential Quarterly Changes. The following table presents the changes in our net equivalent production, production revenue, and production expense, by area, between the three months ended June 30, 2021, and March 31, 2021:

	Net Equivalent Production Increase	Production Revenue Increase	Production Expense Increase
	(MBOE per day)	(in millions)	(in millions)
Midland Basin	15.5	$112.0	$13.9
South Texas	9.4	27.4	10.6
Total	24.9	$139.4	$24.5
__________________________________________
Note: Amounts may not calculate due to rounding.
Average net daily equivalent production volumes increased 22 percent driven by increases of 26 percent and 20 percent in average net daily equivalent production volumes from our South Texas and Midland Basin assets, respectively. These increases were primarily related to the Texas Weather Event, which caused temporary impacts to production in the first quarter of 2021. Realized prices for oil and NGLs increased 16 percent and five percent, respectively, and decreased 20 percent for gas. As a result of increases in benchmark commodity prices for oil and NGLs during the second quarter of 2021, oil, gas, and NGL production revenue increased 33 percent. Total production expense increased 24 percent as a result of increased average net daily equivalent production volumes and realized prices.
YTD 2021-over-YTD 2020. The following table presents the changes in our net equivalent production, production revenue, and production expense, by area, between the six months ended June 30, 2021, and 2020:

	Net Equivalent Production Increase (Decrease)	Production Revenue Increase	Production Expense Increase (Decrease)
	(MBOE per day)	(in millions)	(in millions)
Midland Basin	3.9	$386.2	$27.7
South Texas	(9.2)	75.5	(1.3)
Total	(5.2)	$461.7	$26.4
__________________________________________
Note: Amounts may not calculate due to rounding.
Average net daily equivalent production volumes decreased four percent, driven by a decrease of 19 percent in average net daily equivalent production volumes from our South Texas assets, partially offset by an increase of five percent in average net daily equivalent production volumes from our Midland Basin assets. These changes were primarily the result of higher capital allocations to the Midland Basin in prior years. Realized prices for oil, gas, and NGLs increased 75 percent, 158 percent, and 130 percent, respectively. As a result of increases in benchmark commodity prices, during the first half of 2021, oil, gas, and NGL production revenue increased 88 percent. Total production expense increased 13 percent, primarily as a result of increased production taxes.
Please refer to Overview of Selected Production and Financial Information, Including Trends above for additional discussion, including discussion of trends on a per BOE basis.

Depletion, depreciation, amortization, and asset retirement obligation liability accretion

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	March 31, 2021	June 30, 2021	June 30, 2020

	(in millions)
Depletion, depreciation, amortization, and asset retirement obligation liability accretion	$204.7	$167.0	$371.7	$414.3
DD&A expense for the three months ended June 30, 2021, increased 23 percent sequentially, and decreased 10 percent YTD 2021-over-YTD 2020. The sequential quarterly increase was primarily driven by an increase in total net equivalent production volumes of 24 percent. The YTD 2021-over-YTD 2020 decrease was driven by both a decrease in production volumes of five percent and the reduction in the depletable cost basis of our South Texas proved oil and gas properties as a result of proved property impairments recognized during the first quarter of 2020. Please refer to Overview of Selected Production and Financial Information, Including Trends above for additional discussion of DD&A expense on a per BOE basis.
Exploration

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	March 31, 2021	June 30, 2021	June 30, 2020

	(in millions)
Geological and geophysical expenses	$0.8	$0.3	$1.1	$1.4
Overhead and other expenses	7.9	9.0	16.9	19.7
Total	$8.7	$9.3	$18.0	$21.1
Exploration expense for the three months ended June 30, 2021, decreased seven percent sequentially, and decreased 15 percent YTD 2021-over-YTD 2020, primarily as a result of decreases in overhead and other expenses. Exploration expense is impacted by actual geological and geophysical studies we perform within an exploratory area and the potential for exploratory dry hole expense.
Impairment

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	March 31, 2021	June 30, 2021	June 30, 2020

	(in millions)
Impairment of proved oil and gas properties and related support equipment	$—	$—	$—	$956.7
Abandonment and impairment of unproved properties	8.8	8.8	17.5	41.9
Total	$8.8	$8.8	$17.5	$998.5
__________________________________________
Note: Amounts may not calculate due to rounding.
There were no proved oil and gas property impairments for the three and six months ended June 30, 2021. During the six months ended June 30, 2020, we recorded impairment expense related to our South Texas proved oil and gas properties and related support facilities as a result of the decrease in commodity price forecasts at the end of the first quarter of 2020, specifically decreases in oil and NGL prices. Unproved property abandonments and impairments recorded during each period presented above related to actual and anticipated lease expirations, as well as actual and anticipated losses of acreage due to title defects, changes in development plans, and other inherent acreage risks.
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
Future impairments of proved and unproved properties are difficult to predict; however, based on our commodity price assumptions as of July 21, 2021, we do not expect any material property impairments in the third quarter of 2021 resulting from commodity price impacts.

Please refer to Note 8 - Fair Value Measurements in Part I, Item 1 of this report for additional discussion of impairment expense.
General and administrative

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	March 31, 2021	June 30, 2021	June 30, 2020

	(in millions)
General and administrative	$24.6	$24.7	$49.4	$54.7
G&A expense remained flat sequentially, and decreased 10 percent YTD 2021-over-YTD 2020, primarily as a result of actions taken to reduce costs in response to the Pandemic. Please refer to the section Overview of Selected Production and Financial Information, Including Trends above for additional discussion of G&A expense in total and on a per BOE basis.
Net derivative (gain) loss

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	March 31, 2021	June 30, 2021	June 30, 2020

	(in millions)
Net derivative (gain) loss	$370.3	$344.7	$715.0	$(378.1)
We recognized a derivative loss of $370.3 million for the three months ended June 30, 2021. The loss was primarily driven by a $211.5 million downward mark-to-market adjustment due to strengthening commodity prices during the second quarter of 2021. Additionally, we recognized losses on the settlement of derivative contracts of $158.8 million during the three months ended June 30, 2021.
We recognized a derivative loss of $344.7 million for the three months ended March 31, 2021. The loss was primarily driven by a $236.8 million downward mark-to-market adjustment due to strengthening commodity prices during the first three months of 2021. Additionally, we recognized losses on the settlement of derivative contracts of $107.9 million during the three months ended March 31, 2021.
We recognized a derivative loss of $715.0 million for the six months ended June 30, 2021. For contracts that settled during the first half of 2021, the fair value was a net liability of $76.1 million at December 31, 2020, and net cash settlements totaled $266.7 million, resulting in a $190.6 million loss. We recorded a $524.4 million mark-to-market loss on unsettled contracts as of June 30, 2021 resulting from strengthening commodity prices during the first half of 2021.
We recognized a derivative gain of $378.1 million for the six months ended June 30, 2020, driven by $216.0 million of gains recognized on the settlement of derivative contracts and a $162.2 million upward mark-to-market adjustment resulting from oil price fluctuations during the first half of the year.
Please refer to Note 10 - Derivative Financial Instruments in Part I, Item 1 of this report for additional discussion.
Interest expense

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	March 31, 2021	June 30, 2021	June 30, 2020

	(in millions)
Interest expense	$39.5	$39.9	$79.4	$81.9
Interest expense remained flat sequentially and YTD 2021-over-YTD 2020. We expect interest expense related to our Senior Notes to decrease slightly for 2021 compared with 2020 primarily as a result of the decreased principal amount outstanding on our Senior Notes resulting from the Exchange Offers executed in the second quarter of 2020. Total interest expense is impacted by and can vary based on the timing and amount of borrowings under our revolving credit facility. Please refer to Note 5 - Long-Term Debt in Part I, Item 1 of this report and Overview of Liquidity and Capital Resources below for additional discussion.

Gain (loss) on extinguishment of debt

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	March 31, 2021	June 30, 2021	June 30, 2020

	(in millions)
Gain (loss) on extinguishment of debt	$(2.1)	$—	$(2.1)	$239.5
The Tender Offer and 2022 Senior Notes Redemption executed during the second quarter of 2021 resulted in a net loss on extinguishment of debt of $2.1 million, which included $1.5 million of accelerated unamortized deferred financing costs and $600,000 of net premiums paid.
The Exchange Offers executed during the second quarter of 2020 resulted in a net gain on extinguishment of debt of $227.3 million, which was primarily comprised of the partial principal redemption of Old Notes and the debt discount associated with the issuance of the 2025 Senior Secured Notes. During the three months ended March 31, 2020, we recorded a $12.2 million net gain on the early extinguishment of a portion of our 2022 Senior Notes, which included discounts realized upon repurchase of $12.4 million partially offset by $235,000 of accelerated unamortized deferred financing costs. Please refer to Note 5 - Long-Term Debt in Part I, Item 1 of this report for additional discussion of these transactions.
Income tax (expense) benefit

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	March 31, 2021	June 30, 2021	June 30, 2020

	(in millions, except tax rate)
Income tax (expense) benefit	$0.2	$(0.1)	$0.1	$135.7
Effective tax rate	0.1%	—%	—%	21.3%
The effective tax benefit rate remained flat sequentially. The decrease in the effective tax benefit rate for the six months ended June 30, 2021, compared with the same period in 2020, was primarily due to the effects of forecasted income for the year ended December 31, 2021, compared to forecasted loss at June 30, 2020, and the correlative effect on the valuation allowance balance in each period.
For each of the comparable periods, the tax rates reflect the proportional effects of excess tax deficiencies from stock-based compensation awards, and limits on expensing of certain covered individual’s compensation.
Changes in federal income tax laws or enactment of proposed legislation to increase the corporate tax rate and eliminate or reduce certain oil and gas industry deductions could have a material impact on our effective tax rate and current tax expense. Please refer to the Risk Factors section in Part I, Item 1A of our 2020 Form 10-K for additional discussion.
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
Sources of Cash
We expect our 2021 capital program to be funded by cash flows from operations. Although we expect cash flows from operations to be sufficient to fund our expected 2021 capital program, we may also use borrowings under our revolving credit facility or may elect to raise funds through new debt or equity offerings or from other sources of financing. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current stockholders could be diluted, and these newly issued securities may have rights, preferences, or privileges senior to those of existing stockholders and bondholders. Additionally, we may enter into cost carrying and sharing arrangements with third parties for certain exploration or development programs. All of our sources of liquidity can be affected by the general conditions of the broader economy, force majeure events, fluctuations in commodity prices, operating costs, tax law changes, and volumes produced, all of which affect us and our industry.
Our credit ratings impact the availability of and cost for us to borrow additional funds. During the first half of 2021, three major credit rating agencies upgraded our credit ratings, citing our improved debt leverage and our expected ability to generate meaningful free cash flows, among other reasons. Additionally, one of these major credit rating agencies further upgraded our credit rating in conjunction with the issuance of our 2028 Senior Notes.

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
Credit Agreement
Our Credit Agreement provides for a senior secured revolving credit facility with a maximum loan amount of $2.5 billion, and a borrowing base and aggregate lender commitments of $1.1 billion. The borrowing base under the Credit Agreement is subject to regular, semi-annual redetermination, and considers the value of both our (a) proved oil and gas properties reflected in the most recent reserve report provided to our lenders under the Credit Agreement; and (b) commodity derivative contracts, each as determined by our lender group. During March 2021, as a result of the regular, semi-annual redetermination, both the borrowing base and aggregate lender commitments were reaffirmed at the amounts noted above. The next scheduled borrowing base redetermination date is October 1, 2021. As of June 30, 2021, the remaining available borrowing capacity under our Credit Agreement provided $1.0 billion in liquidity. Our borrowing base can be adjusted as a result of changes in commodity prices, acquisitions or divestitures of proved properties, or financing activities, all as provided for in the Credit Agreement. No individual bank participating in our Credit Agreement represents more than 10 percent of the lender commitments under the Credit Agreement. Please refer to Note 5 - Long-Term Debt in Part I, Item 1 of this report for additional discussion as well as the presentation of the outstanding balance, total amount of letters of credit, and available borrowing capacity under our Credit Agreement as of July 21, 2021, June 30, 2021, and December 31, 2020.
We must comply with certain financial and non-financial covenants under the terms of the Credit Agreement, including covenants limiting dividend payments and requiring that we maintain certain financial ratios, as set forth in the Credit Agreement. We were in compliance with all financial and non-financial covenants as of June 30, 2021, and through the filing of this report. Please refer to Note 5 - Long-Term Debt in Part I, Item 1 of this report for additional discussion.
Our daily weighted-average revolving credit facility debt balance was $141.5 million and $134.2 million for the three months ended June 30, 2021, and March 31, 2021, respectively, and $137.9 million and $113.0 million for the six months ended June 30, 2021, and 2020, respectively. Cash flows provided by our operating activities, proceeds received from divestitures of properties, capital markets activities, including open market debt repurchases, repayment of scheduled debt maturities, and our capital expenditures, including acquisitions, all impact the amount we borrow under our revolving credit facility.
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
The following table details our weighted-average interest rates and our weighted-average borrowing rates for the periods presented:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	March 31, 2021	June 30, 2021	June 30, 2020
Weighted-average interest rate	7.6%	7.7%	7.7%	6.6%
Weighted-average borrowing rate	6.7%	6.7%	6.7%	5.8%
Our weighted-average interest rates and weighted-average borrowing rates are impacted by the timing of long-term debt issuances and redemptions and the average outstanding balance on our revolving credit facility. Additionally, our weighted-average interest rates are impacted by the fees paid on the unused portion of our aggregate lender commitments. For the three months ended June 30, 2021, our weighted-average interest rate and our weighted-average borrowing rate remained flat sequentially, and increased YTD 2021-over-YTD 2020, primarily as a result of the higher interest rate on our 2025 Senior Secured Notes issued during the second quarter of 2020. The rates disclosed in the above table do not reflect amounts associated with the repurchase or redemption of Senior Notes, such as the acceleration of unamortized deferred financing costs, as these amounts are netted against the associated gain or loss on extinguishment of debt.
Uses of Cash
We use cash for the development, exploration, and acquisition of oil and gas properties and for the payment of operating and general and administrative costs, income taxes, dividends, and debt obligations, including interest. Expenditures for the development, exploration, and acquisition of oil and gas properties are the primary use of our capital resources. During the six months ended June 30, 2021, we spent approximately $370.2 million on capital expenditures. This amount differs from the costs incurred amount of $417.2 million for the six months ended June 30, 2021, as costs incurred is an accrual-based amount that also includes asset retirement obligations, geological and geophysical expenses, acquisitions of oil and gas properties, and exploration overhead amounts.
The amount and allocation of our future capital expenditures will depend upon a number of factors, including our cash flows from operating, investing, and financing activities, our ability to execute our development program, and the number and size of acquisitions. In addition, the impact of oil, gas, and NGL prices on investment opportunities, the availability of capital, tax law changes, and the timing and results of our exploration and development activities may lead to changes in funding requirements for future development. We periodically review our capital expenditure budget and guidance to assess if changes are necessary based on current and projected cash flows, acquisition and divestiture activities, debt requirements, and other factors. Our 2021 total capital program budget is between $650.0 million and $675.0 million. We will continue to monitor the economic environment throughout the year and adjust our activity level as warranted.
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
During the second quarter of 2021, we issued our 2028 Senior Notes and used the net cash proceeds of $393.6 million to repurchase $193.1 million and $172.3 million of outstanding principal amount of our 2022 Senior Notes and 2024 Senior Notes, respectively, through the Tender Offer, and to redeem the remaining $19.3 million of 2022 Senior Notes then outstanding through the 2022 Senior Notes Redemption. We paid total consideration of $385.3 million, including net premiums, and paid $5.2 million of accrued interest related to the 2022 and 2024 Senior Notes. During the first quarter of 2020, we repurchased a total of $40.7 million in aggregate principal amount of our 2022 Senior Notes in open market transactions at a discount, resulting in a net gain on extinguishment of debt of $12.2 million. During the second quarter of 2020, we completed the Exchange Offers, which resulted in the exchange of $718.9 million in aggregate principal amount of Old Notes for $446.7 million in aggregate principal amount of 2025 Senior Secured Notes. Further, in connection with the Private Exchange, we tendered $53.5 million in cash to certain holders of the 2021 Senior Convertible Notes, which was borrowed against our revolving credit facility, and issued the Warrants. Please refer to Note 3 - Equity for additional discussion of the Warrants, including related impacts to equity and Note 5 - Long-Term Debt in Part I, Item 1 of this report for additional discussion of the debt transactions. As part of our strategy for 2021, we will continue to focus on improving our debt metrics, which could include reducing the amount of our outstanding debt.
As of the filing of this report, we could repurchase up to 3,072,184 shares of our common stock under our stock repurchase program, subject to the approval of our Board of Directors. Shares may be repurchased from time to time in the open market, or in privately negotiated transactions, subject to market conditions and other factors, including certain provisions of our Credit Agreement, the indentures governing each series of our outstanding Senior Notes, compliance with securities laws, and the terms and provisions of our stock repurchase program. Our Board of Directors periodically reviews this program as part of the allocation of our capital. During the six months ended June 30, 2021, we did not repurchase any shares of our common stock, and we currently do not plan to repurchase any outstanding shares of our common stock during the remainder of 2021.
Analysis of Cash Flow Changes Between the Six Months Ended June 30, 2021, and 2020
The following tables present changes in cash flows between the six months ended June 30, 2021, and 2020, for our operating, investing, and financing activities. The analysis following each table should be read in conjunction with our accompanying unaudited condensed consolidated statements of cash flows in Part I, Item 1 of this report.
Operating activities

	For the Six Months Ended June 30,		Amount Change Between Periods
	2021	2020

	(in millions)
Net cash provided by operating activities	$402.0	$332.5	$69.5

Net cash provided by operating activities increased for the six months ended June 30, 2021, compared with the same period in 2020, primarily due to working capital changes resulting from the timing of cash receipts and disbursements. During the six months ended June 30, 2021, compared with the same period in 2020, cash received from oil, gas, and NGL production revenues, net of transportation costs and production taxes increased $295.8 million, cash paid for LOE and ad valorem taxes decreased $22.7 million, and cash paid on settled derivative trades increased $379.9 million.
Investing activities

	For the Six Months Ended June 30,		Amount Change Between Periods
	2021	2020

	(in millions)
Net cash used in investing activities	$(370.0)	$(310.1)	$(59.9)
Net cash used in investing activities increased for the six months ended June 30, 2021, compared with the same period in 2020, due to increased capital expenditures of $60.0 million.
Financing activities

	For the Six Months Ended June 30,		Amount Change Between Periods
	2021	2020

	(in millions)
Net cash used in financing activities	$(32.1)	$(22.4)	$(9.7)
Net cash used in financing activities for the six months ended June 30, 2021, related to $385.3 million of net cash paid, including net premiums to fund the Tender Offer and the 2022 Senior Notes Redemption and net repayments under our revolving credit facility of $40.5 million, offset by net cash proceeds of $393.6 million from the issuance of our 2028 Senior Notes.
Net cash used in financing activities for the six months ended June 30, 2020, related to $81.8 million of net cash paid to repurchase certain of our Senior Notes, and $10.5 million of debt issuance costs incurred upon the issuance of the 2025 Senior Secured Notes, offset by net borrowings under our revolving credit facility of $70.5 million. Please refer to Note 5 - Long-Term Debt in Part I, Item 1 of this report for additional discussion.
Interest Rate Risk
We are exposed to market risk due to the floating interest rate associated with any outstanding balance on our revolving credit facility. As of June 30, 2021, we had a $52.5 million balance on our revolving credit facility. Our Credit Agreement allows us to fix the interest rate for all or a portion of the principal balance of our revolving credit facility for a period up to six months. To the extent that the interest rate is fixed, interest rate changes will affect the revolving credit facility’s fair value but will not impact results of operations or cash flows. Conversely, for the portion of the revolving credit facility that has a floating interest rate, interest rate changes will not affect the fair value but will impact future results of operations and cash flows. Changes in interest rates do not impact the amount of interest we pay on our fixed-rate Senior Unsecured Notes or fixed-rate Senior Secured Notes but can impact their fair values. As of June 30, 2021, our outstanding principal amount of fixed-rate debt totaled $2.2 billion and our floating-rate debt outstanding totaled $52.5 million. Please refer to Note 8 - Fair Value Measurements in Part I, Item 1 of this report for additional discussion on the fair values of our Senior Notes.
Commodity Price Risk
The prices we receive for our oil, gas, and NGL production directly impact our revenue, profitability, access to capital, and future rate of growth. Oil, gas, and NGL prices are subject to unpredictable fluctuations resulting from a variety of factors, including changes in supply and demand and the macroeconomic environment, and seasonal anomalies, all of which are typically beyond our control. The markets for oil, gas, and NGLs have been volatile, especially over the last several years. Commodity prices have improved from historic lows in 2020 resulting from the impacts of the Pandemic, however, future infection rate surges or outbreaks could have further negative impacts on prices. The realized prices we receive for our production also depend on numerous factors that are typically beyond our control. Based on our production for the six months ended June 30, 2021, a 10 percent decrease in our average realized oil, gas, and NGL prices, before the effects of derivative settlements, would have reduced our oil, gas, and NGL production revenues by approximately $74.2 million, $17.8 million, and $6.6 million, respectively. If commodity prices had been 10 percent lower, our net derivative settlements for the six months ended June 30, 2021, would have offset the declines in oil, gas, and NGL production revenue by approximately $82.1 million.
We enter into commodity derivative contracts in order to reduce the risk of fluctuations in commodity prices. The fair value of our commodity derivative contracts is largely determined by estimates of the forward curves of the relevant price indices. As of June 30, 2021, a 10 percent increase or decrease in the forward curves associated with our oil, gas, and NGL commodity derivative instruments would have changed our net derivative positions for these products by approximately $145.1 million, $28.3 million, and $11.8 million, respectively.
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
We evaluate our transactions to determine if any variable interest entities exist. If we determine that we are the primary beneficiary of a variable interest entity, that entity is consolidated into our consolidated financial statements. We have not been involved in any unconsolidated SPE transactions during the six months ended June 30, 2021, or through the filing of this report.
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
The following table provides reconciliations of our net loss (GAAP) and net cash provided by operating activities (GAAP) to adjusted EBITDAX (non-GAAP) for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020

	(in thousands)
Net loss (GAAP)	$(222,995)	$(89,252)	$(474,264)	$(501,147)
Interest expense	39,536	40,354	79,407	81,866
Income tax benefit	(162)	(36,685)	(56)	(135,693)
Depletion, depreciation, amortization, and asset retirement obligation liability accretion	204,714	180,856	371,674	414,345
Exploration (1)	7,902	8,696	15,941	19,088
Impairment	8,750	8,750	17,500	998,513
Stock-based compensation expense	3,956	5,712	9,693	11,273
Net derivative (gain) loss	370,348	167,200	715,037	(378,140)
Derivative settlement gain (loss)	(158,822)	142,528	(266,707)	215,965
(Gain) loss on extinguishment of debt	2,144	(227,281)	2,144	(239,476)
Other, net	1,512	612	1,502	945
Adjusted EBITDAX (non-GAAP)	256,883	201,490	471,871	487,539
Interest expense	(39,536)	(40,354)	(79,407)	(81,866)
Income tax benefit	162	36,685	56	135,693
Exploration (1)	(7,902)	(8,696)	(15,941)	(19,088)
Amortization of debt discount and deferred financing costs	4,722	4,586	9,445	8,578
Deferred income taxes	(162)	(36,921)	(214)	(136,268)
Other, net	(297)	(3,714)	(14,879)	(4,863)
Net change in working capital	82,529	(38,737)	31,092	(57,254)
Net cash provided by operating activities (GAAP)	$296,399	$114,339	$402,023	$332,471
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
Changes in Internal Control Over Financial Reporting
There have been no changes during the second quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no purchases made by us or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the three months ended June 30, 2021, of shares of our common stock, which is the sole class of equity securities registered by us pursuant to Section 12 of the Exchange Act.
In July 2006, our Board of Directors approved an increase in the number of shares of common stock that may be repurchased under the original August 1998 authorization to 6,000,000 as of the effective date of the resolution. Accordingly, as of the filing of this report, subject to the approval of our Board of Directors, we may repurchase up to 3,072,184 shares of common stock on a prospective basis. The shares may be repurchased from time to time in open market transactions or privately negotiated transactions, subject to market conditions and other factors, including certain provisions of our Credit Agreement, the indentures governing our Senior Notes, and compliance with securities laws. Stock repurchases may be funded with existing cash balances, internal cash flows, or borrowings under our Credit Agreement. The stock repurchase program may be suspended or discontinued at any time. During the three months ended June 30, 2021, we did not repurchase any shares of our common stock pursuant to this Board of Director’s approval, and we currently do not plan to repurchase any outstanding shares of our common stock during the remainder of 2021.
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
3.1
Restated Certificate of Incorporation of SM Energy Company, as amended through June 1, 2010 (filed as Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, and incorporated herein by reference)

3.2
Amended and Restated By-Laws of SM Energy Company, effective as of February 21, 2017 (filed as Exhibit 3.2 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2016, and incorporated herein by reference)

4.1
Fifth Supplemental Indenture, dated as of June 23, 2021, by and between SM Energy Company and U.S. Bank National Association, as trustee (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on June 23, 2021, and incorporated herein by reference)

4.2
2022 Notes Supplemental Indenture, dated as of June 23, 2021, by and between SM Energy Company and U.S. Bank National Association, as trustee (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed on June 23, 2021, and incorporated herein by reference)

10.1†
SM Energy Company Employee Stock Purchase Plan, amended and restated effective as of April 5, 2021 (filed as Annex A in the registrant’s Definitive Proxy Statement on Schedule 14A, filed on April 16, 2021, and incorporated herein by reference)

10.2
Sixth Amendment to the Sixth Amended and Restated Credit Agreement, dated as of June 8, 2021, by and among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and the institutions named therein as Lenders that are a party thereto (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on June 9, 2021, and incorporated herein by reference)

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

SM ENERGY COMPANY

July 30, 2021	By:	/s/ HERBERT S. VOGEL
Herbert S. Vogel
President and Chief Executive Officer
(Principal Executive Officer)

July 30, 2021	By:	/s/ A. WADE PURSELL
A. Wade Pursell
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

July 30, 2021	By:	/s/ PATRICK A. LYTLE
Patrick A. Lytle
Vice President - Chief Accounting Officer and Controller and Assistant Secretary
(Principal Accounting Officer)