Form 10-Q
period 2022-06-30
SM Energy Co
filed 2022-08-04
CIK 893538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number 001-31539
SM ENERGY COMPANY
(Exact name of registrant as specified in its charter)

Delaware	41-0518430
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1700 Lincoln Street, Suite 3200, Denver, Colorado	80203
(Address of principal executive offices)	(Zip Code)
(303) 861-8140
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, $0.01 par value	SM	New York Stock Exchange
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
As of July 20, 2022, the registrant had 122,593,857 shares of common stock outstanding.

Cautionary Information about Forward-Looking Statements
This Report on Form 10-Q (“Form 10-Q” or “this report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). All statements included in this report, other than statements of historical facts, that address activities, conditions, events, or developments with respect to our financial condition, results of operations, business prospects or economic performance that we expect, believe, or anticipate will or may occur in the future, or that address plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “assume,” “believe,” “budget,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “pending,” “plan,” “potential,” “projected,” “will,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements appear throughout this report, and include statements about such matters as:
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
•any changes to the borrowing base or aggregate lender commitments under our Sixth Amended and Restated Credit Agreement, as amended (“Credit Agreement”), or our Seventh Amended and Restated Credit Agreement (“New Credit Agreement”);
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SM ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share data)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$267,089	$332,716
Accounts receivable	333,944	247,201
Derivative assets	18,308	24,095
Prepaid expenses and other	13,792	9,175
Total current assets	633,133	613,187
Property and equipment (successful efforts method):
Proved oil and gas properties	9,694,929	9,397,407
Accumulated depletion, depreciation, and amortization	(5,944,409)	(5,634,961)
Unproved oil and gas properties	577,854	629,098
Wells in progress	290,407	148,394
Other property and equipment, net of accumulated depreciation of $62,203 and $62,359, respectively	33,199	36,060
Total property and equipment, net	4,651,980	4,575,998
Noncurrent assets:
Derivative assets	8,236	239
Other noncurrent assets	45,775	44,553
Total noncurrent assets	54,011	44,792
Total assets	$5,339,124	$5,233,977
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$583,236	$563,306
Derivative liabilities	425,041	319,506
Other current liabilities	5,476	6,515
Total current liabilities	1,013,753	889,327
Noncurrent liabilities:
Revolving credit facility	—	—
Senior Notes, net	1,570,648	2,081,164
Asset retirement obligations	100,296	97,324
Deferred income taxes	102,371	9,769
Derivative liabilities	36,347	25,696
Other noncurrent liabilities	70,809	67,566
Total noncurrent liabilities	1,880,471	2,281,519

Commitments and contingencies (note 6)

Stockholders’ equity:
Common stock, $0.01 par value - authorized: 200,000,000 shares; issued and outstanding: 121,959,282 and 121,862,248 shares, respectively	1,220	1,219
Additional paid-in capital	1,850,601	1,840,228
Retained earnings	605,564	234,533
Accumulated other comprehensive loss	(12,485)	(12,849)
Total stockholders’ equity	2,444,900	2,063,131
Total liabilities and stockholders’ equity	$5,339,124	$5,233,977
The accompanying notes are an integral part of these condensed consolidated financial statements.

SM ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Operating revenues and other income:
Oil, gas, and NGL production revenue	$990,377	$562,569	$1,849,098	$985,734
Other operating income	1,725	1,280	2,780	21,961
Total operating revenues and other income	992,102	563,849	1,851,878	1,007,695
Operating expenses:
Oil, gas, and NGL production expense	165,593	125,456	310,284	226,386
Depletion, depreciation, amortization, and asset retirement obligation liability accretion	154,823	204,714	314,304	371,674
Exploration	20,868	8,714	29,914	18,037
Impairment	4,389	8,750	5,389	17,500
General and administrative	28,291	24,639	53,287	49,353
Net derivative loss	104,236	370,348	522,757	715,037
Other operating expense, net	1,096	1,852	1,401	1,253
Total operating expenses	479,296	744,473	1,237,336	1,399,240
Income (loss) from operations	512,806	(180,624)	614,542	(391,545)
Interest expense	(35,496)	(39,536)	(74,883)	(79,407)
Loss on extinguishment of debt	(67,226)	(2,144)	(67,605)	(2,144)
Other non-operating income (expense), net	112	(853)	(233)	(1,224)
Income (loss) before income taxes	410,196	(223,157)	471,821	(474,320)
Income tax (expense) benefit	(86,711)	162	(99,572)	56
Net income (loss)	$323,485	$(222,995)	$372,249	$(474,264)

Basic weighted-average common shares outstanding	121,910	118,357	121,909	116,568
Diluted weighted-average common shares outstanding	124,343	118,357	124,267	116,568
Basic net income (loss) per common share	$2.65	$(1.88)	$3.05	$(4.07)
Diluted net income (loss) per common share	$2.60	$(1.88)	$3.00	$(4.07)
Dividends per common share	$—	$—	$0.01	$0.01
The accompanying notes are an integral part of these condensed consolidated financial statements.

SM ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$323,485	$(222,995)	$372,249	$(474,264)
Other comprehensive income, net of tax:
Pension liability adjustment	182	592	364	783
Total other comprehensive income, net of tax	182	592	364	783
Total comprehensive income (loss)	$323,667	$(222,403)	$372,613	$(473,481)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SM ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except share data and dividends per share)

			Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Common Stock			Retained Earnings
	Shares	Amount
Balances, December 31, 2021	121,862,248	$1,219	$1,840,228	$234,533	$(12,849)	$2,063,131
Net income	—	—	—	48,764	—	48,764
Other comprehensive income	—	—	—	—	182	182
Cash dividends declared, $0.01 per share	—	—	—	(1,218)	—	(1,218)
Issuance of common stock upon vesting of RSUs, net of shares used for tax withholdings	1,929	—	(24)	—	—	(24)
Stock-based compensation expense	—	—	4,274	—	—	4,274
Balances, March 31, 2022	121,864,177	$1,219	$1,844,478	$282,079	$(12,667)	$2,115,109
Net income	—	—	—	323,485	—	323,485
Other comprehensive income	—	—	—	—	182	182
Issuance of common stock under Employee Stock Purchase Plan	65,634	1	1,644	—	—	1,645
Stock-based compensation expense	29,471	—	4,479	—	—	4,479
Balances, June 30, 2022	121,959,282	$1,220	$1,850,601	$605,564	$(12,485)	$2,444,900

			Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Common Stock			Retained Earnings (Deficit)
	Shares	Amount
Balances, December 31, 2020	114,742,304	$1,147	$1,827,914	$200,697	$(13,598)	$2,016,160
Net loss	—	—	—	(251,269)	—	(251,269)
Other comprehensive income	—	—	—	—	191	191
Cash dividends declared, $0.01 per share	—	—	—	(1,147)	—	(1,147)
Stock-based compensation expense	—	—	5,737	—	—	5,737
Balances, March 31, 2021	114,742,304	$1,147	$1,833,651	$(51,719)	$(13,407)	$1,769,672
Net loss	—	—	—	(222,995)	—	(222,995)
Other comprehensive income	—	—	—	—	592	592
Cash dividends, $0.01 per share	—	—	—	(31)	—	(31)
Issuance of common stock under Employee Stock Purchase Plan	252,665	3	1,312	—	—	1,315
Stock-based compensation expense	57,795	1	3,955	—	—	3,956
Issuance of common stock through cashless exercise of Warrants	5,918,089	59	(59)	—	—	—
Balances, June 30, 2021	120,970,853	$1,210	$1,838,859	$(274,745)	$(12,815)	$1,552,509
The accompanying notes are an integral part of these condensed consolidated financial statements.

SM ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	For the Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$372,249	$(474,264)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation, amortization, and asset retirement obligation liability accretion	314,304	371,674
Impairment	5,389	17,500
Stock-based compensation expense	8,753	9,693
Net derivative loss	522,757	715,037
Derivative settlement loss	(408,781)	(266,707)
Amortization of debt discount and deferred financing costs	7,607	9,445
Loss on extinguishment of debt	67,605	2,144
Deferred income taxes	92,948	(214)
Other, net	11,578	(13,377)
Net change in working capital	(109,748)	31,092
Net cash provided by operating activities	884,661	402,023

Cash flows from investing activities:
Capital expenditures	(365,745)	(370,177)
Other, net	—	221
Net cash used in investing activities	(365,745)	(369,956)

Cash flows from financing activities:
Proceeds from revolving credit facility	—	944,000
Repayment of revolving credit facility	—	(984,500)
Net proceeds from Senior Notes	—	393,583
Cash paid to repurchase Senior Notes	(584,946)	(385,296)
Net proceeds from sale of common stock	1,645	1,315
Dividends paid	(1,218)	(1,178)
Other, net	(24)	(1)
Net cash used in financing activities	(584,543)	(32,077)

Net change in cash, cash equivalents, and restricted cash	(65,627)	(10)
Cash, cash equivalents, and restricted cash at beginning of period	332,716	10
Cash, cash equivalents, and restricted cash at end of period	$267,089	$—

Supplemental schedule of additional cash flow information:
Operating activities:
Cash paid for interest, net of capitalized interest	$(90,875)	$(74,864)
Investing activities:
Increase in capital expenditure accruals and other	$37,780	$28,987
Non-cash financing activities (1)
____________________________________________
(1)    Please refer to Note 5 - Long-Term Debt for discussion of the debt transactions executed during the six months ended June 30, 2022, and 2021.
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Quarterly Report on Form 10-Q, and Regulation S-X. These financial statements do not include all information and notes required by GAAP for annual financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the 2021 Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation of interim financial information, have been included. Operating results for the periods presented are not necessarily indicative of expected results for the full year. In connection with the preparation of the Company’s unaudited condensed consolidated financial statements, the Company evaluated events subsequent to the balance sheet date of June 30, 2022, and through the filing of this report. Additionally, certain prior period amounts have been reclassified to conform to current period presentation in the accompanying unaudited condensed consolidated financial statements.
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
Recently Issued Accounting Standards
As of June 30, 2022, and through the filing of this report, no Accounting Standards Updates have been issued and not yet adopted that are applicable to the Company and that would have a material effect on the Company’s unaudited condensed consolidated financial statements and related disclosures.
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
The tables below present oil, gas, and NGL production revenue by product type for each of the Company’s operating areas for the three and six months ended June 30, 2022, and 2021:

	Midland Basin		South Texas		Total
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2022	2021	2022	2021	2022	2021

	(in thousands)
Oil production revenue	$534,927	$404,492	$132,092	$31,876	$667,019	$436,368
Gas production revenue	137,543	51,435	103,784	36,900	241,327	88,335
NGL production revenue	130	112	81,901	37,754	82,031	37,866
Total	$672,600	$456,039	$317,777	$106,530	$990,377	$562,569
Relative percentage	68%	81%	32%	19%	100%	100%

	Midland Basin		South Texas		Total
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021	2022	2021

	(in thousands)
Oil production revenue	$1,028,822	$690,597	$245,499	$51,548	$1,274,321	$742,145
Gas production revenue	239,816	109,241	171,560	68,752	411,376	177,993
NGL production revenue	282	212	163,119	65,384	163,401	65,596
Total	$1,268,920	$800,050	$580,178	$185,684	$1,849,098	$985,734
Relative percentage	69%	81%	31%	19%	100%	100%
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
Revenue is recorded in the month when performance obligations are satisfied. However, settlement statements from the purchasers of hydrocarbons and the related cash consideration are received 30 to 90 days after production has occurred. As a result, the Company must estimate the amount of production delivered to the customer and the consideration that will ultimately be received for sale of the product. Estimated revenue due to the Company is recorded within the accounts receivable line item on the accompanying unaudited condensed consolidated balance sheets (“accompanying balance sheets”) until payment is received. The accounts receivable balances from contracts with customers within the accompanying balance sheets as of June 30, 2022, and December 31, 2021, were $303.9 million and $215.6 million, respectively. To estimate accounts receivable from contracts with customers, the Company uses knowledge of its properties, historical performance, contractual arrangements, index pricing, quality and transportation differentials, and other factors as the basis for these estimates. Differences between estimates and actual amounts received for product sales are recorded in the month that payment is received from the purchaser.
Note 3 - Equity
On June 17, 2020, the Company issued warrants to purchase up to an aggregate of approximately 5.9 million shares, or approximately five percent of its then outstanding common stock, at an exercise price of $0.01 per share (“Warrants”). The Warrants became exercisable at the election of the holders on January 15, 2021, pursuant to the terms of the Warrant Agreement, dated June 17, 2020 (“Warrant Agreement”). The Warrants are indexed to the Company’s common stock and are required to be settled through physical settlement or net share settlement, if exercised.
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
During the second quarter of 2021, the Company issued 5,918,089 shares of common stock as a result of the cashless exercise of 5,922,260 Warrants at a weighted-average share price of $15.45 per share, as determined under the terms of the Warrant

Agreement. At the request of stockholders and pursuant to the Company’s obligations under the Warrant Agreement, a registration statement covering the resale of a majority of these shares was filed with the U.S. Securities and Exchange Commission (“SEC”) on June 11, 2021.
No Warrants were exercised during the six months ended June 30, 2022. As of June 30, 2022, 19,044 Warrants remain unexercised and such Warrants will remain exercisable in full or from time to time in part at the election of the holders until their expiration on June 30, 2023.
Note 4 - Income Taxes
The provision for income taxes for the three and six months ended June 30, 2022, and 2021, consists of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021

	(in thousands)
Current portion of income tax expense:
Federal	$(3,664)	$—	$(4,273)	$—
State	(2,047)	—	(2,351)	(158)
Deferred portion of income tax (expense) benefit	(81,000)	162	(92,948)	214
Income tax (expense) benefit	$(86,711)	$162	$(99,572)	$56

Effective tax rate	21.1%	0.1%	21.1%	—%
Recorded income tax expense or benefit differs from the amount that would be provided by applying the statutory United States federal income tax rate to income or loss before income taxes. These differences primarily relate to the effect of state income taxes, excess tax benefits and deficiencies from stock-based compensation awards, tax deduction limitations on the compensation of covered individuals, changes in valuation allowances, the cumulative effect of other smaller permanent differences, and can also reflect the cumulative effect of an enacted tax rate change, in the period of enactment, on the Company’s net deferred tax asset and liability balances. The quarterly rate and the resulting income tax (expense) benefit can also be affected by the proportional effects of forecast net income or loss and the correlative effect on the valuation allowance for each period presented, as reflected in the table above. Forecast net income had a larger impact on the effective tax rate for the three and six months ended June 30, 2022, compared with the same periods in 2021, and valuation allowance adjustments had a larger impact on the effective tax rate for the three and six months ended June 30, 2021, compared with the same periods in 2022.
For all years before 2018, the Company is generally no longer subject to United States federal or state income tax examinations by tax authorities.
Note 5 - Long-Term Debt
The following table summarizes the total outstanding balance of the Company’s Senior Secured Notes net of unamortized discount and deferred financing costs, and Senior Unsecured Notes net of unamortized deferred financing costs, as of June 30, 2022, and December 31, 2021:

	As of June 30, 2022	As of December 31, 2021

	(in thousands)
Senior Secured Notes (1)	$—	$407,712
Senior Unsecured Notes (1)	1,570,648	1,673,452
Total	$1,570,648	$2,081,164
____________________________________________
(1)    Senior Secured Notes and Senior Unsecured Notes are defined below.
Credit Agreement
The Credit Agreement was scheduled to mature on September 28, 2023, but was amended and restated by the New Credit Agreement on August 2, 2022, as discussed below. Prior to the effective date of the New Credit Agreement, the Credit Agreement provided for a senior secured revolving credit facility with a maximum loan amount of $2.5 billion. As of June 30, 2022, the borrowing base and aggregate lender commitments under the Credit Agreement were $1.1 billion.
Under the Credit Agreement, interest and commitment fees associated with the revolving credit facility were accrued based on a borrowing base utilization grid as presented in Note 5 - Long-Term Debt in the 2021 Form 10-K. At the Company’s election, borrowings under the Credit Agreement could be in the form of Eurodollar, Alternate Base Rate (“ABR”), or Swingline loans. Eurodollar loans accrued interest at the London Interbank Offered Rate (“LIBOR”), plus the applicable margin from the utilization grid, and ABR and Swingline loans accrued interest at a market-based floating rate, plus the applicable margin from the utilization grid. Commitment fees were accrued on the unused portion of the aggregate lender commitment amount at rates from the utilization grid and are included in the interest expense line item on the accompanying statements of operations.
The following table presents the outstanding balance, total amount of letters of credit outstanding, and available borrowing capacity under the Credit Agreement as of July 20, 2022, June 30, 2022, and December 31, 2021:

	As of July 20, 2022	As of June 30, 2022	As of December 31, 2021

	(in thousands)
Revolving credit facility (1)	$—	$—	$—
Letters of credit (2)	6,000	6,000	2,500
Available borrowing capacity	1,094,000	1,094,000	1,097,500
Total aggregate lender commitment amount	$1,100,000	$1,100,000	$1,100,000
____________________________________________
(1)    Unamortized deferred financing costs attributable to the revolving credit facility are presented as a component of the other noncurrent assets line item on the accompanying balance sheets and totaled $2.0 million and $2.7 million as of June 30, 2022, and December 31, 2021, respectively. These costs are being amortized over the term of the revolving credit facility on a straight-line basis.
(2)    Letters of credit outstanding reduce the amount available under the revolving credit facility on a dollar-for-dollar basis.
New Credit Agreement
On August 2, 2022, the Company entered into a Seventh Amended and Restated Credit Agreement by and among the Company, Wells Fargo Bank, National Association, as Administrative Agent and Swingline Lender (“Agent”), and the institutions named therein as lenders. The New Credit Agreement amends and restates the Credit Agreement, and provides for a senior secured revolving credit facility with a maximum loan amount of $3.0 billion, an initial borrowing base of $2.5 billion, and initial aggregate lender commitments totaling $1.25 billion. The revolving credit facility is secured by substantially all of the Company’s proved oil and gas properties. The borrowing base is subject to regular, semi-annual redetermination, and considers the value of both the Company’s (a) proved oil and gas properties reflected in the Company’s most recent reserve report; and (b) commodity derivative contracts, each as determined by the Company’s lender group. The New Credit Agreement is scheduled to mature on the earlier of (a) August 2, 2027 (“Stated Maturity Date”), or (b) 91 days prior to the maturity date of any of the Company’s outstanding Senior Notes, to the extent that, on or before such date, the respective Senior Notes have not been repaid, exchanged, repurchased, refinanced, or otherwise redeemed in full, and, if refinanced or exchanged, with a scheduled maturity date that is not earlier than at least 180 days after the Stated Maturity Date.
In addition to other negotiated terms, conditions, agreements, and provisions, the New Credit Agreement establishes the Secured Overnight Financing Rate as the new benchmark for determining interest rates in replacement of LIBOR. LIBOR was discontinued as a global reference rate for new loans and contracts after December 31, 2021. The financial covenants under the New Credit Agreement require, among other customary covenants, that the Company’s (a) total funded debt, as defined by the New Credit Agreement, to 12-month trailing adjusted EBITDAX ratio cannot be greater than 3.50 to 1.00 on the last day of each fiscal quarter ended after June 30, 2022; and (b) adjusted current ratio, as defined in the New Credit Agreement, cannot be less than 1.00 to 1.00 as of the last day of any fiscal quarter.
Senior Secured Notes
On June 17, 2022, the Company redeemed all of the $446.7 million of aggregate principal amount outstanding of its 10.0% Senior Secured Notes due 2025 (“2025 Senior Secured Notes” or “Senior Secured Notes”). The 2025 Senior Secured Notes were redeemed with cash on hand, at a redemption price equal to 107.5 percent of the principal amount outstanding on the date of the redemption, plus accrued and unpaid interest. Upon redemption, the Company recorded a net loss on extinguishment of debt of $67.2 million which included $33.5 million of premium paid, $26.3 million of accelerated unamortized debt discount, and $7.4 million of accelerated unamortized deferred financing costs. The Company canceled all redeemed 2025 Senior Secured Notes upon settlement.

Senior Secured Notes, net of unamortized discount and deferred financing costs, included within the Senior Notes, net line item on the accompanying balance sheets, as of December 31, 2021, consist of the following:

As of December 31, 2021
(in thousands)

Principal amount of 10.0% Senior Secured Notes due 2025	$446,675
Unamortized debt discount	30,236
Unamortized deferred financing costs	8,727
10.0% Senior Secured Notes due 2025, net of unamortized debt discount and deferred financing costs	$407,712
Senior Unsecured Notes
Senior Unsecured Notes, net of unamortized deferred financing costs, included within the Senior Notes, net line item on the accompanying balance sheets as of June 30, 2022, and December 31, 2021, consist of the following (collectively referred to as “Senior Unsecured Notes,” and together with the 2025 Senior Secured Notes, “Senior Notes”):

	As of June 30, 2022			As of December 31, 2021
	Principal Amount	Unamortized Deferred Financing Costs	Principal Amount, Net	Principal Amount	Unamortized Deferred Financing Costs	Principal Amount, Net

	(in thousands)
5.0% Senior Notes due 2024	$—	$—	$—	$104,769	$403	$104,366
5.625% Senior Notes due 2025	349,118	1,844	347,274	349,118	2,160	346,958
6.75% Senior Notes due 2026	419,235	2,919	416,316	419,235	3,270	415,965
6.625% Senior Notes due 2027	416,791	3,560	413,231	416,791	3,949	412,842
6.5% Senior Notes due 2028	400,000	6,173	393,827	400,000	6,679	393,321
Total	$1,585,144	$14,496	$1,570,648	$1,689,913	$16,461	$1,673,452
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
On February 14, 2022, the Company redeemed all of the $104.8 million of aggregate principal amount outstanding of its 5.0% Senior Notes due 2024 (“2024 Senior Notes”), with cash on hand, pursuant to the terms of the indenture governing the 2024 Senior Notes which provided for a redemption price equal to 100 percent of the principal amount of the 2024 Senior Notes on the date of redemption, plus accrued and unpaid interest. Upon redemption, the Company recorded a net loss on extinguishment of debt of $0.4 million related to the acceleration of unamortized deferred financing costs. The Company canceled all redeemed 2024 Senior Notes upon settlement.
On June 23, 2021, the Company issued $400.0 million in aggregate principal amount of its 6.5% Senior Notes at par with a maturity date of July 15, 2028 (“2028 Senior Notes”). The Company received net proceeds of $392.8 million after deducting fees of $7.2 million, which are being amortized as deferred financing costs over the life of the 2028 Senior Notes. The net proceeds were used to repurchase $193.1 million and $172.3 million of outstanding principal amount of the Company’s 6.125% Senior Notes due 2022 (“2022 Senior Notes”) and 2024 Senior Notes, respectively, through a cash tender offer (“Tender Offer”), and to redeem the remaining $19.3 million of 2022 Senior Notes not repurchased as part of the Tender Offer (“2022 Senior Notes Redemption”). The Company paid total consideration, excluding accrued interest, of $385.3 million, and recorded a net loss on extinguishment of debt of $2.1 million for the three months ended June 30, 2021, which included $1.5 million of accelerated unamortized deferred financing costs and $0.6 million of net premiums. The Company canceled all repurchased and redeemed 2022 Senior Notes and 2024 Senior Notes upon settlement.
Please refer to Note 5 - Long-Term Debt in the 2021 Form 10-K for additional detail on the Company’s Senior Notes.

Covenants
The Company was subject under the Credit Agreement, and is subject under the New Credit Agreement and under the indentures governing the Senior Notes, to certain financial and non-financial covenants, as discussed above, that, among other terms, limit the Company’s ability to incur additional indebtedness, make restricted payments including dividends, sell assets, create liens that secure debt, enter into transactions with affiliates, merge or consolidate with other entities, and with respect to the Company’s restricted subsidiaries, permit the consensual restriction on the ability of such restricted subsidiaries to pay dividends or indebtedness owing to the Company or to any other restricted subsidiaries. The Company was in compliance with all financial and non-financial covenants as of June 30, 2022, and through the filing of this report. Please refer to Note 5 - Long-Term Debt in the 2021 Form 10-K for additional detail on the Company’s covenants under the Credit Agreement and the indentures governing the Senior Notes.
Capitalized Interest
Capitalized interest costs for the three months ended June 30, 2022, and 2021, totaled $4.2 million and $4.7 million, respectively, and totaled $7.2 million and $9.0 million for the six months ended June 30, 2022, and 2021, respectively. The amount of interest the Company capitalizes generally fluctuates based on the amount borrowed, the Company’s capital program, and the timing and amount of costs associated with capital projects that are considered in progress. Capitalized interest costs are included in total costs incurred.
Note 6 - Commitments and Contingencies
Commitments
Other than those items discussed below, there have been no changes in commitments through the filing of this report that differ materially from those disclosed in the 2021 Form 10-K. Please refer to Note 6 - Commitments and Contingencies in the 2021 Form 10-K for additional discussion of the Company’s commitments.
Drilling Rig Service Contracts. During the six months ended June 30, 2022, and through the filing of this report, the Company amended certain of its drilling rig contracts resulting in the increase of day rates and potential early termination fees, and the extension of contract terms. As of the filing of this report, the Company’s drilling rig commitments totaled $24.9 million under contract terms extending through the third quarter of 2023. If all of these contracts were terminated as of the filing of this report, the Company would avoid a portion of the contractual service commitments; however, the Company would be required to pay $17.4 million in early termination fees. No early termination penalties or standby fees were incurred by the Company during the six months ended June 30, 2022, and the Company does not expect to incur material penalties with regard to its drilling rig contracts during the remainder of 2022.
Drilling and Completion Commitments. During the six months ended June 30, 2022, the Company entered into an agreement that includes minimum drilling and completion footage requirements on certain existing leases. If these minimum requirements are not satisfied by March 31, 2024, the Company will be required to pay liquidated damages based on the difference between the actual footage drilled and completed and the minimum requirements. As of June 30, 2022, the liquidated damages could range from zero to a maximum of $92.3 million, with the maximum exposure assuming no additional development activity occurred prior to March 31, 2024. As of the filing of this report, the Company expects to meet its obligations under this agreement.
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
Note 7 - Compensation Plans
As of June 30, 2022, 4.9 million shares of common stock were available for grant under the Company’s Equity Incentive Compensation Plan (“Equity Plan”). The Company may also grant other types of long-term incentive-based awards, such as cash awards and performance-based cash awards, to eligible employees.
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

For PSUs granted in 2019, which the Company determined to be equity awards, the settlement criteria include a combination of the Company’s Total Shareholder Return (“TSR”) relative to the TSR of certain peer companies and the Company’s cash return on total capital invested (“CRTCI”) relative to the CRTCI of certain peer companies over the associated three-year performance period. In addition to these performance criteria, the award agreements for these grants also stipulate that if the Company’s absolute TSR is negative over the three-year performance period, the maximum number of shares of common stock that can be issued to settle outstanding PSUs is capped at one times the number of PSUs granted on the award date, regardless of the Company’s TSR and CRTCI performance relative to its peer group. The fair value of the PSUs granted in 2019 was measured on the grant date using the GBM Model, with the assumption that the associated CRTCI performance condition will be met at the target amount at the end of the performance period. Compensation expense for PSUs is recognized within general and administrative expense and exploration expense over the vesting periods of the respective awards. As these awards depend on a combination of performance-based settlement criteria and market-based settlement criteria, compensation expense may be adjusted in future periods as the number of units expected to vest increases or decreases based on the Company’s expected CRTCI performance relative to the applicable peer companies.
The Company records compensation expense associated with the issuance of PSUs based on the fair value of the awards as of the date of grant. Total compensation expense recorded for PSUs was $0.7 million and $1.3 million for the three months ended June 30, 2022, and 2021, respectively, and $1.4 million and $4.5 million for the six months ended June 30, 2022, and 2021, respectively. As of June 30, 2022, there was no material remaining unrecognized compensation expense related to non-vested PSUs. There were no material changes to the outstanding and non-vested PSUs during the six months ended June 30, 2022. PSUs granted in 2019 fully vested on July 1, 2022, and will be settled upon evaluation of the final settlement criteria.
Subsequent to June 30, 2022, the Company granted a total of 276,010 PSUs with a grant date fair value of $7.4 million, and these PSUs were determined by the Company to be equity awards. The settlement of these awards will be determined based on a combination of the following criteria measured over the three-year performance period: the Company’s TSR relative to the TSR of certain peer companies, the Company’s absolute TSR, free cash flow (“FCF”) generation, as defined by the award agreement, and the achievement of certain ESG targets. A portion of the fair value of the PSUs granted in 2022 was measured on the grant date using the GBM Model. The portion of the awards associated with FCF generation and ESG performance conditions assumes that target amounts will be met at the end of the performance period. Compensation expense for PSUs is recognized within general and administrative expense and exploration expense over the vesting periods of the respective awards. As these awards depend on a combination of performance-based settlement criteria and market-based settlement criteria, compensation expense may be adjusted in future periods as the number of units expected to vest increases or decreases based on the Company’s expected FCF generation and achievement of certain ESG targets.
Employee Restricted Stock Units
The Company has granted restricted stock units (“RSU” or “RSUs”) to eligible employees as part of its Equity Plan. Each RSU granted represents a right to receive one share of the Company’s common stock upon settlement of the award at the end of the specified vesting period. RSUs generally vest in one-third increments on each anniversary date of the grant over the applicable vesting period or upon other triggering events as set forth in the Equity Plan.
The Company records compensation expense associated with the issuance of RSUs based on the fair value of the awards as of the date of grant. The fair value of an RSU is equal to the closing price of the Company’s common stock on the date of the grant. Compensation expense for RSUs is recognized within general and administrative expense and exploration expense over the vesting periods of the respective awards. Total compensation expense recorded for RSUs was $3.2 million and $2.1 million for the three months ended June 30, 2022, and 2021, respectively, and $6.5 million and $4.3 million for the six months ended June 30, 2022, and 2021, respectively. As of June 30, 2022, there was $13.7 million of total unrecognized compensation expense related to non-vested RSUs, which is being amortized through mid-2024. There were no material changes to the outstanding and non-vested RSUs during the six months ended June 30, 2022.
Subsequent to June 30, 2022, the Company settled RSUs upon the vesting of awards granted in previous years. The Company and all eligible recipients mutually agreed to net share settle a portion of the awards to cover income and payroll tax withholdings, as provided for in the Equity Plan and applicable award agreements. After withholding 283,800 shares to satisfy income and payroll tax withholding obligations, 634,575 shares of the Company’s common stock were issued in accordance with the terms of the applicable award agreements.
Subsequent to June 30, 2022, the Company granted to employees a total of 526,776 RSUs with a grant date fair value of $18.0 million. These RSUs generally vest in one-third increments on each anniversary date of the grant over a three-year vesting period or upon other triggering events as set forth in the Equity Plan.
Director Shares
During the second quarters of 2022, and 2021, the Company issued a total of 29,471 and 57,795 shares, respectively, of its common stock as compensation to its non-employee directors under the Equity Plan. Shares issued during the second quarter of 2022 will fully vest on December 31, 2022. Shares issued during the second quarter of 2021 fully vested on December 31, 2021.

Employee Stock Purchase Plan
Under the Company’s Employee Stock Purchase Plan (“ESPP”), eligible employees may purchase shares of the Company’s common stock through payroll deductions of up to 15 percent of eligible compensation, subject to a maximum of 2,500 shares per offering period and a maximum of $25,000 in value related to purchases for each calendar year. The purchase price of the common stock is 85 percent of the lower of the trading price of the common stock on either the first or last day of the six-month offering period. The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. There were a total of 65,634 and 252,665 shares issued under the ESPP during the second quarters of 2022, and 2021, respectively. Total proceeds to the Company for the issuance of these shares was $1.6 million and $1.3 million for the six months ended June 30, 2022, and 2021, respectively. The fair value of ESPP grants is measured at the date of grant using the Black-Scholes option-pricing model.
Please refer to Note 7 - Compensation Plans in the 2021 Form 10-K for additional detail on the Company’s Equity Plan.
Note 8 - Fair Value Measurements
The Company follows fair value measurement accounting guidance for all assets and liabilities measured at fair value. This guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. Market or observable inputs are the preferred sources of values, followed by assumptions based on hypothetical transactions in the absence of market inputs. The fair value hierarchy for grouping these assets and liabilities is based on the significance level of the following inputs:
•Level 1 – quoted prices in active markets for identical assets or liabilities
•Level 2 – quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations whose inputs are observable or whose significant value drivers are observable
•Level 3 – significant inputs to the valuation model are unobservable
The following table is a listing of the Company’s assets and liabilities that are measured at fair value in the accompanying balance sheets and where they are classified within the fair value hierarchy as of June 30, 2022:

	Level 1	Level 2	Level 3

	(in thousands)
Assets:
Derivatives (1)	$—	$26,544	$—
Liabilities:
Derivatives (1)	$—	$461,388	$—
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

Derivatives
The Company uses Level 2 inputs to measure the fair value of oil, gas, and NGL commodity derivatives. Fair values are based upon interpolated data. The Company derives internal valuation estimates taking into consideration forward commodity price curves, counterparties’ credit ratings, the Company’s credit rating, and the time value of money. These valuations are then compared to the respective counterparties’ mark-to-market statements. The considered factors result in an estimated exit price that management believes provides a reasonable and consistent methodology for valuing derivative instruments. The commodity derivative instruments utilized by the Company are not considered by management to be complex, structured, or illiquid. The oil, gas, and NGL commodity derivative markets are highly active. Please refer to Note 10 - Derivative Financial Instruments in this report, and to Note 8 - Fair Value Measurements and Note 10 - Derivative Financial Instruments in the 2021 Form 10-K for more information regarding the Company’s derivative instruments.
Long-Term Debt
The following table reflects the fair value of the Company’s Senior Notes obligations measured using Level 1 inputs based on quoted secondary market trading prices. These notes were not presented at fair value on the accompanying balance sheets as of June 30, 2022, or December 31, 2021, as they were recorded at carrying value, net of any unamortized discounts and deferred financing costs. Please refer to Note 5 - Long-Term Debt above for additional information.

	As of June 30, 2022		As of December 31, 2021
	Principal Amount	Fair Value	Principal Amount	Fair Value

	(in thousands)
10.0% Senior Secured Notes due 2025	$—	$—	$446,675	$491,628
5.0% Senior Notes due 2024	$—	$—	$104,769	$104,583
5.625% Senior Notes due 2025	$349,118	$329,389	$349,118	$353,091
6.75% Senior Notes due 2026	$419,235	$395,523	$419,235	$431,787
6.625% Senior Notes due 2027	$416,791	$389,750	$416,791	$432,783
6.5% Senior Notes due 2028	$400,000	$368,220	$400,000	$417,284
Note 9 - Earnings Per Share
Basic net income or loss per common share is calculated by dividing net income or loss available to common stockholders by the basic weighted-average number of common shares outstanding for the respective period. Diluted net income or loss per common share is calculated by dividing net income or loss available to common stockholders by the diluted weighted-average number of common shares outstanding, which includes the effect of potentially dilutive securities. Potentially dilutive securities for this calculation consist primarily of non-vested RSUs, contingent PSUs, and Warrants, all of which were measured using the treasury stock method. The Warrants became exercisable at the election of the holders on January 15, 2021, and as a result, they were included as potentially dilutive securities on an adjusted weighted-average basis for the portion of the three and six months ended June 30, 2021, for which they were outstanding. The remaining outstanding warrants were dilutive during the three and six months ended June 30, 2022, as presented below. Please refer to Note 3 - Equity and Note 7 - Compensation Plans in this report, and Note 9 - Earnings Per Share in the 2021 Form 10-K for additional detail on these potentially dilutive securities.
When the Company recognizes a net loss from continuing operations, all potentially dilutive shares are anti-dilutive and are consequently excluded from the calculation of diluted net loss per common share. The following table details the weighted-average number of anti-dilutive securities for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021

	(in thousands)
Anti-dilutive	—	5,178	—	6,744

The following table sets forth the calculations of basic and diluted net income (loss) per common share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021

	(in thousands, except per share data)
Net income (loss)	$323,485	$(222,995)	$372,249	$(474,264)

Basic weighted-average common shares outstanding	121,910	118,357	121,909	116,568
Dilutive effect of non-vested RSUs and contingent PSUs	2,414	—	2,339	—
Dilutive effect of Warrants	19	—	19	—
Diluted weighted-average common shares outstanding	124,343	118,357	124,267	116,568

Basic net income (loss) per common share	$2.65	$(1.88)	$3.05	$(4.07)
Diluted net income (loss) per common share	$2.60	$(1.88)	$3.00	$(4.07)
Note 10 - Derivative Financial Instruments
Summary of Oil, Gas, and NGL Derivative Contracts in Place
The Company regularly enters into commodity derivative contracts to mitigate a portion of its exposure to oil, gas, and NGL price volatility and location differentials, and the associated impact on cash flows. As of June 30, 2022, all contracts were entered into for other-than-trading purposes. The Company’s commodity derivative contracts consist of swap and collar arrangements for oil, gas, and NGL production. In a typical commodity swap agreement, if the agreed upon published third-party index price (“index price”) is lower than the swap fixed price, the Company receives the difference between the index price and the agreed upon swap fixed price. If the index price is higher than the swap fixed price, the Company pays the difference. For collar arrangements, the Company receives the difference between an agreed upon index price and the floor price if the index price is below the floor price. The Company pays the difference between the agreed upon ceiling price and the index price if the index price is above the ceiling price. No amounts are paid or received if the index price is between the floor and ceiling prices.
The Company has entered into fixed price oil and gas basis swaps in order to mitigate exposure to adverse pricing differentials between certain industry benchmark prices and the actual physical pricing points where the Company’s production is sold. As of June 30, 2022, the Company has basis swap contracts with fixed price differentials between:
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
•NYMEX HH and Inside FERC Houston Ship Channel (“IF HSC”) for a portion of its South Texas gas production with sales contracts that settle at IF HSC prices; and
•NYMEX HH and Inside FERC West Texas (“IF WAHA”) for a portion of its Midland Basin gas production with sales contracts that settle at IF WAHA prices.
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

As of June 30, 2022, the Company had commodity derivative contracts outstanding through the fourth quarter of 2025 as summarized in the table below:

	Contract Period
	Third Quarter 2022	Fourth Quarter 2022	2023	2024	2025
Oil Derivatives (volumes in MBbl and prices in $ per Bbl):
Swaps
NYMEX WTI Volumes	1,938	1,923	1,190	—	—
Weighted-Average Contract Price	$44.63	$44.58	$45.20	$—	$—
ICE Brent Volumes	—	—	3,650	910	—
Weighted-Average Contract Price	$—	$—	$86.50	$85.50	$—
Collars
NYMEX WTI Volumes	1,114	1,128	1,040	919	—
Weighted-Average Floor Price	$64.77	$63.74	$63.50	$75.00	$—
Weighted-Average Ceiling Price	$71.89	$75.48	$77.37	$81.47	$—
Basis Swaps
WTI Midland-NYMEX WTI Volumes	2,442	2,462	2,350	—	—
Weighted-Average Contract Price	$1.15	$1.15	$0.55	$—	$—
NYMEX WTI-ICE Brent Volumes	920	920	—	—	—
Weighted-Average Contract Price	$(7.78)	$(7.78)	$—	$—	$—
WTI Houston MEH-NYMEX WTI Volumes	335	374	646	—	—
Weighted-Average Contract Price	$1.25	$1.25	$1.24	$—	$—
Roll Differential Swaps
NYMEX WTI Volumes	3,288	3,248	4,968	—	—
Weighted-Average Contract Price	$0.22	$0.21	$0.62	$—	$—

Gas Derivatives (volumes in BBtu and prices in $ per MMBtu):
Swaps
NYMEX HH volumes	2,478	2,806	—	—	—
Weighted-Average Contract Price	$5.35	$5.50	$—	$—	$—
IF HSC Volumes	6,934	6,982	—	—	—
Weighted-Average Contract Price	$2.37	$2.47	$—	$—	$—
IF WAHA Volumes	3,085	3,067	900	—	—
Weighted-Average Contract Price	$2.19	$2.22	$3.98	$—	$—
Collars
NYMEX HH Volumes	760	1,908	18,435	—	—
Weighted-Average Floor Price	$3.25	$3.50	$3.50	$—	$—
Weighted-Average Ceiling Price	$5.45	$4.44	$6.42	$—	$—
IF HSC Volumes	—	—	5,085	—	—
Weighted-Average Floor Price	$—	$—	$4.10	$—	$—
Weighted-Average Ceiling Price	$—	$—	$5.63	$—	$—
Basis Swaps
IF Tenn TX Z0-NYMEX HH Volumes	760	—	—	—	—
Weighted-Average Contract Price	$(0.14)	$—	$—	$—	$—
IF WAHA-NYMEX HH Volumes	—	—	7,247	20,958	20,501
Weighted-Average Contract Price	$—	$—	$(1.02)	$(0.86)	$(0.66)
IF HSC-NYMEX HH Volumes	—	—	6,737	—	—
Weighted-Average Contract Price	$—	$—	$0.19	$—	$—

	Contract Period (continued)
	Third Quarter 2022	Fourth Quarter 2022	2023	2024	2025
NGL Derivatives (volumes in MBbl and prices in $ per Bbl):
Swaps
OPIS Propane Mont Belvieu Non-TET Volumes	106	113	—	—	—
Weighted-Average Contract Price	$35.70	$35.91	$—	$—	$—
Collars
OPIS Propane Mont Belvieu Non-TET Volumes	164	173	—	—	—
Weighted-Average Floor Price	$24.09	$24.11	$—	$—	$—
Weighted-Average Ceiling Price	$27.84	$28.13	$—	$—	$—
Commodity Derivative Contracts Entered Into Subsequent to June 30, 2022
Subsequent to June 30, 2022, the Company entered into the following commodity derivative contracts:
•IF HSC-NYMEX HH basis swap contract for 2023 for a total of 2,845 BBtu of gas production at a contract price of $(0.20) per MMBtu; and
•NYMEX HH gas collar contracts for 2023 for a total of 2,845 BBtu of gas production at a weighted-average floor price of $4.25 per MMBtu and a weighted-average ceiling price of $5.53 per MMBtu.
Derivative Assets and Liabilities Fair Value
The Company’s commodity derivatives are measured at fair value and are included in the accompanying balance sheets as derivative assets and liabilities, with the exception of derivative instruments that meet the “normal purchase normal sale” exclusion. The Company does not designate its commodity derivative contracts as hedging instruments. The fair value of the commodity derivative contracts was a net liability of $434.8 million and $320.9 million as of June 30, 2022, and December 31, 2021, respectively.
The following table details the fair value of commodity derivative contracts recorded in the accompanying balance sheets, by category:

	As of June 30, 2022	As of December 31, 2021

	(in thousands)
Derivative assets:
Current assets	$18,308	$24,095
Noncurrent assets	8,236	239
Total derivative assets	$26,544	$24,334
Derivative liabilities:
Current liabilities	$425,041	$319,506
Noncurrent liabilities	36,347	25,696
Total derivative liabilities	$461,388	$345,202
Offsetting of Derivative Assets and Liabilities
As of June 30, 2022, and December 31, 2021, all derivative instruments held by the Company were subject to master netting arrangements with various financial institutions. In general, the terms of the Company’s agreements provide for offsetting of amounts payable or receivable between it and the counterparty, at the election of both parties, for transactions that settle on the same date and in the same currency. The Company’s agreements also provide that in the event of an early termination, the counterparties have the right to offset amounts owed or owing under that and any other agreement with the same counterparty. The Company’s accounting policy is to not offset these positions in its accompanying balance sheets.

The following table provides a reconciliation between the gross assets and liabilities reflected on the accompanying balance sheets and the potential effects of master netting arrangements on the fair value of the Company’s commodity derivative contracts:

	Derivative Assets as of		Derivative Liabilities as of
	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021

	(in thousands)
Gross amounts presented in the accompanying balance sheets	$26,544	$24,334	$(461,388)	$(345,202)
Amounts not offset in the accompanying balance sheets	(26,544)	(22,862)	26,544	22,862
Net amounts	$—	$1,472	$(434,844)	$(322,340)
The following table summarizes the commodity components of the derivative settlement loss, and the net derivative loss line items presented within the accompanying unaudited condensed consolidated statements of cash flows (“accompanying statements of cash flows”) and the accompanying statements of operations, respectively:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021

	(in thousands)
Derivative settlement loss:
Oil contracts	$179,213	$134,298	$308,381	$190,627
Gas contracts	53,337	12,232	80,388	52,680
NGL contracts	8,048	12,292	20,012	23,400
Total derivative settlement loss	$240,598	$158,822	$408,781	$266,707

Net derivative (gain) loss:
Oil contracts	$100,273	$277,215	$415,323	$543,030
Gas contracts	8,548	61,364	94,723	110,286
NGL contracts	(4,585)	31,769	12,711	61,721
Total net derivative loss	$104,236	$370,348	$522,757	$715,037
Credit Related Contingent Features
As of June 30, 2022, all of the Company’s derivative counterparties were members of the Credit Agreement lender group. The Company does not enter into derivative contracts with counterparties that are not part of the lender group. Under the New Credit Agreement, the Company is required to provide mortgage liens on assets having a value equal to at least 85 percent of the total PV-9, as defined in the New Credit Agreement, of the Company’s proved oil and gas properties evaluated in the most recent reserve report. Collateral securing indebtedness under the New Credit Agreement also secures the Company’s derivative agreement obligations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion includes forward-looking statements. Please refer to the Cautionary Information about Forward-Looking Statements section of this report for important information about these types of statements. Additionally, the following discussion includes sequential quarterly comparison to the financial information presented in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed with the SEC on April 29, 2022. Throughout the following discussion, we explain changes between the three months ended June 30, 2022, and the three months ended March 31, 2022 (“sequential quarterly” or “sequentially”), as well as the year-to-date (“YTD”) change between the six months ended June 30, 2022, and the six months ended June 30, 2021 (“YTD 2022-over-YTD 2021”).
Overview of the Company
General Overview
Our strategic objective is to be a premier operator of top-tier oil and gas assets. Our purpose is to make people’s lives better by responsibly producing energy supplies, contributing to domestic energy security and prosperity, and having a positive impact in the communities where we live and work. Our short-term operational and financial goals include generating positive cash flows while strengthening our balance sheet through absolute debt reduction and improved leverage metrics, increasing the value of our capital project inventory through exploration and development optimization, and positioning us to increase return of capital to our stockholders. Our long-term vision is to sustainably grow value for all of our stakeholders. Our strategy for achieving our goals is to focus on high-quality economic drilling, completion, and production opportunities. Our investment portfolio is comprised of oil and gas producing assets in the state of Texas, specifically in the Midland Basin of West Texas and in the Maverick Basin of South Texas.
We are committed to exceptional safety, health, and environmental stewardship; supporting the professional development of a diverse and thriving team of employees; making a positive impact in the communities where we live and work; and transparency in reporting on our progress in these areas. We have prioritized ESG initiatives by, among other things, integrating enhanced environmental and social programs throughout the organization and setting near-term and medium-term goals that include reducing flaring and greenhouse gas emissions intensity and maintaining low methane emissions intensity. Additionally, we are implementing systems to track additional ESG metrics to enable increased reporting in the future and to increase employee awareness. The Environmental, Social and Governance Committee of our Board of Directors oversees, among other things, the development and implementation of the Company’s ESG policies, programs and initiatives, and, together with management, reports to our Board of Directors regarding such matters. Further demonstrating our commitment to sustainable operations and environmental stewardship, compensation for our executives and eligible employees under our long-term incentive plan, and compensation for all employees under our short-term incentive plan is calculated based on, in part, certain Company-wide performance-based metrics that include key financial, operational, and environmental, health, and safety measures.
During the second quarter of 2022, increases in demand continued to outpace increases in supply, and as a result, prices for the commodities produced by our industry increased with benchmark oil and gas prices reaching their highest average monthly prices since 2008, and benchmark NGL prices reaching their highest average monthly prices since 2012. Additionally, global commodity and financial markets remain subject to heightened levels of uncertainty and volatility as a result of the Pandemic and the conflict between Russia and Ukraine which has led certain countries to impose economic and trade sanctions on Russia. These events have also contributed to inflation, supply chain disruptions, a rise in interest rates, and could have further industry-specific impacts, which may require us to adjust our business plan. For additional detail, please refer to the Risk Factors section in Part I, Item 1A of our 2021 Form 10-K. Despite continuing impacts of geopolitical issues, the Pandemic, and future uncertainty, we expect to maintain our ability to sustain strong operational performance and financial stability while maximizing returns, improving leverage metrics, and maximizing the value of our top-tier Midland Basin and South Texas assets.
At all times, including throughout the Pandemic, the safety of our employees, contractors, and the communities where we work is and has been our highest priority. We maintain and continually assess procedures designed to mitigate the impact of COVID-19. We continue to operate without significant disruptions to our business.
Areas of Operations
Our Midland Basin assets are comprised of approximately 80,000 net acres located in the Permian Basin in West Texas (“Midland Basin”). In the second quarter of 2022, drilling and completion activities within our RockStar and Sweetie Peck positions continued to focus primarily on development optimization and further delineating our Midland Basin position. Our Midland Basin position provides substantial future development opportunities within multiple oil-rich intervals, including the Spraberry and Wolfcamp formations.
Our South Texas assets are comprised of approximately 155,000 net acres located in the Maverick Basin in Dimmit and Webb Counties, Texas (“South Texas”). In the second quarter of 2022, our operations in South Texas were focused on production from both the Austin Chalk formation and Eagle Ford shale formation, and further development of the Austin Chalk formation. Our overlapping acreage position in the Maverick Basin covers a significant portion of the western Eagle Ford shale and Austin Chalk formations, and includes acreage across the oil, gas-condensate, and dry gas windows with gas composition amenable to processing for NGL extraction.
Second Quarter 2022 Overview and Outlook for the Remainder of 2022
During the second quarter of 2022, we remained committed to our goal of reducing the principal balance of our outstanding debt through cash flow generation. For the three months ended June 30, 2022, net cash provided by operating activities exceeded net cash used in investing activities by $327.0 million, and we reduced the principal balance of our total outstanding long-term debt by $446.7 million by redeeming the 2025 Senior Secured Notes. We executed on this goal through strong operational performance and a diligent focus on cost management. We also benefited from increased commodity prices.
Our 2022 capital program is expected to be between $870.0 million and $900.0 million, which is an increase from our original expectation of $750.0 million. This increase incorporates higher than expected inflation and adjustments to our capital program to ensure continuous and efficient operations. Our financial and operational flexibility allows us to continually monitor the economic environment and adjust our activity level as warranted. Our 2022 capital program remains focused on highly economic oil development projects in both our Midland Basin and South Texas assets. We believe that our high-quality asset portfolio is capable of generating strong returns in the current macroeconomic environment, which we expect will enable us to grow cash flows, improve leverage metrics, and maintain strong financial flexibility. Please refer to Overview of Liquidity and Capital Resources below for discussion of how we expect to fund the remainder of our 2022 capital program.
Financial and Operational Results. Average net daily equivalent production for the three months ended June 30, 2022, decreased four percent sequentially to 146.6 MBOE, primarily driven by a decrease in NGL volumes of nine percent, or 2.0 MBbl per day, and a decrease in oil volumes of six percent, or 4.3 MBbl per day, due to the timing of well completions.
Oil, gas, and NGL realized prices, before the effect of derivative settlements (“realized price” or “realized prices”), increased sequentially by 16 percent, 41 percent, and nine percent, respectively, as a result of increases in benchmark commodity prices during the second quarter of 2022. Total realized price per BOE increased 19 percent sequentially. The increase in total realized price per BOE was partially offset by the decrease in total net equivalent production volumes, resulting in a 15 percent increase sequentially in oil, gas, and NGL production revenue, which was $990.4 million for the three months ended June 30, 2022, compared with $858.7 million for the three months ended March 31, 2022. Oil, gas, and NGL production expense per BOE of $12.41 for the three months ended June 30, 2022, increased 18 percent sequentially, primarily as a result of increased production tax expense and lease operating expense (“LOE”) per BOE.
We recorded a net derivative loss of $104.2 million for the three months ended June 30, 2022, compared with a net derivative loss of $418.5 million for the three months ended March 31, 2022. Included within these amounts are derivative settlement losses of $240.6 million and $168.2 million for the three months ended June 30, 2022, and March 31, 2022, respectively, resulting from increased benchmark commodity prices.
Operational and financial activities during the three months ended June 30, 2022, resulted in the following:
•Net cash provided by operating activities of $542.6 million for the three months ended June 30, 2022, compared with $342.1 million for the three months ended March 31, 2022.
•A reduction of the principal balance of our total outstanding long-term debt of $446.7 million as a result of the redemption of our 2025 Senior Secured Notes during the three months ended June 30, 2022, and a cash and cash equivalents balance of $267.1 million as of June 30, 2022.
•Net income of $323.5 million, or $2.60 per diluted share, for the three months ended June 30, 2022, compared with net income of $48.8 million, or $0.39 per diluted share, for the three months ended March 31, 2022.
•Adjusted EBITDAX, a non-GAAP financial measure, for the three months ended June 30, 2022, of $559.7 million, compared with $524.6 million for the three months ended March 31, 2022. Please refer to the caption Non-GAAP Financial Measures below for additional discussion and our definition of adjusted EBITDAX and reconciliations to net income (loss) and net cash provided by operating activities.
Please refer to Overview of Selected Production and Financial Information, Including Trends and Comparison of Financial Results and Trends Between the Three Months Ended June 30, 2022, and March 31, 2022, and Between the Six Months Ended June 30, 2022, and 2021 below for additional discussion.
Operational Activities. In our Midland Basin program, we operated three drilling rigs and approximately one completion crew, and drilled 16 gross (13 net) wells and completed seven gross (seven net) wells during the second quarter of 2022. Net equivalent production volumes decreased sequentially by four percent to 7.6 MMBOE. Costs incurred in our Midland Basin program during the three months ended June 30, 2022, totaled $114.8 million, or 46 percent of our total costs incurred for the period. During the remainder of 2022, we anticipate operating three drilling rigs and between one and two completion crews. Activity will focus primarily on developing the Spraberry and Wolfcamp formations within our RockStar and Sweetie Peck positions.

In our South Texas program, we operated two drilling rigs and one completion crew, and drilled 11 gross (10 net) wells and completed two gross (two net) wells during the second quarter of 2022. Net equivalent production volumes decreased sequentially by three percent to 5.8 MMBOE. Costs incurred in our South Texas program during the three months ended June 30, 2022, totaled $118.8 million, or 48 percent of our total costs incurred for the period. During the remainder of 2022, we anticipate operating two drilling rigs and one completion crew, focused primarily on developing the Austin Chalk formation.
The table below provides a quarterly summary of changes in our drilled but not completed well count and current year drilling and completion activity in our operated programs for the three and six months ended June 30, 2022:

	Midland Basin		South Texas (1)		Total
	Gross	Net	Gross	Net	Gross	Net
Wells drilled but not completed at December 31, 2021	30	27	32	32	62	59
Wells drilled	16	14	9	9	25	23
Wells completed	(6)	(5)	(13)	(13)	(19)	(18)
Wells drilled but not completed at March 31, 2022	40	36	28	28	68	64
Wells drilled (2)	16	13	11	10	27	23
Wells completed (2)	(7)	(7)	(2)	(2)	(9)	(9)
Wells drilled but not completed at June 30, 2022 (3)	49	41	37	36	86	78
____________________________________________
(1)    The South Texas drilled but not completed well count includes 11 gross (11 net) wells that were not included in our five-year development plan at December 31, 2021.
(2)    Wells drilled and wells completed during the three months ended June 30, 2022, exclude one drilled and completed well that was subsequently abandoned, outside of our core areas of operations.
(3)    Amounts may not calculate due to rounding.
Costs Incurred. Costs incurred in oil and gas property acquisition, exploration, and development activities, whether capitalized or expensed, totaled $248.5 million and $423.6 million for the three and six months ended June 30, 2022, respectively, and were primarily incurred in our Midland Basin and South Texas programs as further detailed in Operational Activities above.

Production Results. The table below presents our production by product type for each of our assets for the sequential quarterly periods and the YTD 2022-over-YTD 2021 periods:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	March 31, 2022	June 30, 2022	June 30, 2021
Midland Basin Production:
Oil (MMBbl)	4.9	5.3	10.2	11.3
Gas (Bcf)	16.0	15.5	31.4	23.4
NGLs (MMBbl)	—	—	—	—
Equivalent (MMBOE)	7.6	7.9	15.4	15.2
Average net daily equivalent (MBOE per day)	83.2	87.4	85.3	83.9
Relative percentage	57%	57%	57%	68%

South Texas Production:
Oil (MMBbl)	1.2	1.2	2.4	0.8
Gas (Bcf)	15.5	15.9	31.4	24.6
NGLs (MMBbl)	1.9	2.1	4.0	2.4
Equivalent (MMBOE)	5.8	5.9	11.7	7.3
Average net daily equivalent (MBOE per day)	63.4	65.8	64.6	40.2
Relative percentage	43%	43%	43%	32%

Total Production:
Oil (MMBbl)	6.1	6.5	12.6	12.1
Gas (Bcf)	31.5	31.4	62.9	48.0
NGLs (MMBbl)	1.9	2.1	4.1	2.4
Equivalent (MMBOE)	13.3	13.8	27.1	22.5
Average net daily equivalent (MBOE per day)	146.6	153.3	149.9	124.2
____________________________________________
Note: Amounts may not calculate due to rounding.
Please refer to Overview of Selected Production and Financial Information, Including Trends and Comparison of Financial Results and Trends Between the Three Months Ended June 30, 2022, and March 31, 2022, and Between the Six Months Ended June 30, 2022, and 2021 below for discussion on production.
Oil, Gas, and NGL Prices
Our financial condition and the results of our operations are significantly affected by the prices we receive for our oil, gas, and NGL production, which can fluctuate dramatically. When we refer to realized oil, gas, and NGL prices below, the disclosed price represents the average price for the respective period before the effect of derivative settlements. While quoted NYMEX oil and gas and OPIS NGL prices are generally used as a basis for comparison within our industry, the prices we receive are affected by quality, energy content, location and transportation differentials, and contracted pricing benchmarks for these products.

The following table summarizes commodity price data, as well as the effect of derivative settlements, for the three months ended June 30, 2022, March 31, 2022, and June 30, 2021:

	For the Three Months Ended
	June 30, 2022	March 31, 2022	June 30, 2021
Oil (per Bbl):
Average NYMEX contract monthly price	$108.41	$94.29	$66.07
Realized price	$108.64	$94.03	$65.34
Effect of oil derivative settlements	$(29.19)	$(20.00)	$(20.11)
Gas:
Average NYMEX monthly settle price (per MMBtu)	$7.17	$4.95	$2.83
Realized price (per Mcf)	$7.66	$5.42	$3.34
Effect of gas derivative settlements (per Mcf)	$(1.69)	$(0.86)	$(0.46)
NGLs (per Bbl):
Average OPIS price (1)	$50.05	$48.36	$31.52
Realized price	$42.08	$38.56	$28.41
Effect of NGL derivative settlements	$(4.13)	$(5.67)	$(9.22)
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
Commodity prices increased during the three months ended June 30, 2022, compared with the three months ended March 31, 2022, and June 30, 2021. However, given the uncertainty surrounding the ongoing conflict between Russia and Ukraine, the economic and trade sanctions that certain countries have imposed on Russia, the Pandemic, and the potential impacts to global commodity and financial markets, we expect benchmark prices for oil, gas, and NGLs to remain volatile for the foreseeable future, and we cannot reasonably predict the timing or likelihood of any future impacts that may result, which could include further inflation, supply chain disruptions, a rise in interest rates, and industry-specific impacts. In addition to supply and demand fundamentals, as global commodities, the prices for oil, gas, and NGLs are affected by real or perceived geopolitical risks in various regions of the world as well as the relative strength of the United States dollar compared to other currencies. Our realized prices at local sales points may also be affected by infrastructure capacity in the areas of our operations and beyond. Please refer to Second Quarter 2022 Overview and Outlook for the Remainder of 2022 above for additional discussion of factors impacting pricing.
The following table summarizes 12-month strip prices for NYMEX WTI oil, NYMEX Henry Hub gas, and OPIS NGLs as of July 20, 2022, and June 30, 2022:

	As of July 20, 2022	As of June 30, 2022
NYMEX WTI oil (per Bbl)	$91.45	$95.78
NYMEX Henry Hub gas (per MMBtu)	$6.85	$5.27
OPIS NGLs (per Bbl)	$42.00	$43.36
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

Financial Results of Operations and Additional Comparative Data
The tables below provide information regarding selected production and financial information for the three months ended June 30, 2022, and the preceding three quarters:

	For the Three Months Ended
	June 30,	March 31,	December 31,	September 30,
	2022	2022	2021	2021

	(in millions)
Production (MMBOE)	13.3	13.8	14.6	14.3
Oil, gas, and NGL production revenue	$990.4	$858.7	$852.4	$759.8
Oil, gas, and NGL production expense	$165.6	$144.7	$143.3	$135.7
Depletion, depreciation, amortization, and asset retirement obligation liability accretion	$154.8	$159.5	$200.0	$202.7
Exploration	$20.9	$9.0	$12.6	$8.7
General and administrative	$28.3	$25.0	$37.1	$25.5
Net income	$323.5	$48.8	$424.9	$85.6
____________________________________________
Note: Amounts may not calculate due to rounding.
Selected Performance Metrics

	For the Three Months Ended
	June 30,	March 31,	December 31,	September 30,
	2022	2022	2021	2021
Average net daily equivalent production (MBOE per day)	146.6	153.3	158.3	155.8
Lease operating expense (per BOE)	$5.11	$4.25	$4.21	$4.20
Transportation costs (per BOE)	$2.87	$2.74	$2.61	$2.41
Production taxes as a percent of oil, gas, and NGL production revenue	5.1%	4.7%	4.8%	4.7%
Ad valorem tax expense (per BOE)	$0.69	$0.58	$0.22	$0.38
Depletion, depreciation, amortization, and asset retirement obligation liability accretion (per BOE)	$11.60	$11.56	$13.74	$14.14
General and administrative (per BOE)	$2.12	$1.81	$2.55	$1.78
____________________________________________
Note: Amounts may not calculate due to rounding.

Overview of Selected Production and Financial Information, Including Trends

	For the Three Months Ended		Amount Change Between Periods	Percent Change Between Periods	For the Six Months Ended		Amount Change Between Periods	Percent Change Between Periods
	June 30,	March 31,			June 30,	June 30,
	2022	2022			2022	2021
Net production volumes: (1)
Oil (MMBbl)	6.1	6.5	(0.3)	(5)%	12.6	12.1	0.5	4%
Gas (Bcf)	31.5	31.4	0.2	1%	62.9	48.0	14.9	31%
NGLs (MMBbl)	1.9	2.1	(0.2)	(8)%	4.1	2.4	1.7	72%
Equivalent (MMBOE)	13.3	13.8	(0.5)	(3)%	27.1	22.5	4.7	21%
Average net daily production: (1)
Oil (MBbl per day)	67.5	71.8	(4.3)	(6)%	69.6	66.9	2.7	4%
Gas (MMcf per day)	346.3	348.4	(2.1)	(1)%	347.4	265.3	82.1	31%
NGLs (MBbl per day)	21.4	23.4	(2.0)	(9)%	22.4	13.1	9.4	72%
Equivalent (MBOE per day)	146.6	153.3	(6.7)	(4)%	149.9	124.2	25.8	21%
Oil, gas, and NGL production revenue (in millions): (1)
Oil production revenue	$667.0	$607.3	$59.7	10%	$1,274.3	$742.1	$532.2	72%
Gas production revenue	241.3	170.0	71.3	42%	411.4	178.0	233.4	131%
NGL production revenue	82.0	81.4	0.7	1%	163.4	65.6	97.8	149%
Total oil, gas, and NGL production revenue	$990.4	$858.7	$131.7	15%	$1,849.1	$985.7	$863.4	88%
Oil, gas, and NGL production expense (in millions): (1)
Lease operating expense	$68.1	$58.6	$9.6	16%	$126.7	$104.0	$22.7	22%
Transportation costs	38.3	37.7	0.5	1%	76.0	66.9	9.1	14%
Production taxes	50.0	40.4	9.6	24%	90.4	44.7	45.8	102%
Ad valorem tax expense	9.2	8.0	1.2	15%	17.1	10.8	6.4	59%
Total oil, gas, and NGL production expense	$165.6	$144.7	$20.9	14%	$310.3	$226.4	$83.9	37%
Realized price:
Oil (per Bbl)	$108.64	$94.03	$14.61	16%	$101.15	$61.30	$39.85	65%
Gas (per Mcf)	$7.66	$5.42	$2.24	41%	$6.54	$3.71	$2.83	76%
NGLs (per Bbl)	$42.08	$38.56	$3.52	9%	$40.25	$27.77	$12.48	45%
Per BOE	$74.23	$62.25	$11.98	19%	$68.14	$43.87	$24.27	55%
Per BOE data: (1)
Oil, gas, and NGL production expense:
Lease operating expense	$5.11	$4.25	$0.86	20%	$4.67	$4.63	$0.04	1%
Transportation costs	2.87	2.74	0.13	5%	2.80	2.98	(0.18)	(6)%
Production taxes	3.75	2.93	0.82	28%	3.33	1.99	1.34	67%
Ad valorem tax expense	0.69	0.58	0.11	19%	0.63	0.48	0.15	31%
Total oil, gas, and NGL production expense	$12.41	$10.49	$1.92	18%	$11.43	$10.07	$1.36	14%
Depletion, depreciation, amortization, and asset retirement obligation liability accretion	$11.60	$11.56	$0.04	—%	$11.58	$16.54	$(4.96)	(30)%
General and administrative	$2.12	$1.81	$0.31	17%	$1.96	$2.20	$(0.24)	(11)%
Derivative settlement loss (2)	$(18.03)	$(12.19)	$(5.84)	(48)%	$(15.06)	$(11.87)	$(3.19)	(27)%
Earnings per share information (in thousands, except per share data): (3)
Basic weighted-average common shares outstanding	121,910	121,907	3	—%	121,909	116,568	5,341	5%
Diluted weighted-average common shares outstanding	124,343	124,179	164	—%	124,267	116,568	7,699	7%
Basic net income (loss) per common share	$2.65	$0.40	$2.25	563%	$3.05	$(4.07)	$7.12	175%
Diluted net income (loss) per common share	$2.60	$0.39	$2.21	567%	$3.00	$(4.07)	$7.07	174%

______________________________________
(1)    Amounts and percentage changes may not calculate due to rounding.
(2)    Derivative settlements for the three months ended June 30, 2022, and for the six months ended June 30, 2022, and 2021, are included within the net derivative loss line item in the accompanying statements of operations.
(3)    Please refer to Note 9 - Earnings Per Share in Part I, Item 1 of this report for additional discussion.
Average net daily equivalent production for the three months ended June 30, 2022, decreased four percent sequentially consisting of a five percent decrease from our Midland Basin assets and a four percent decrease from our South Texas assets due to the timing of well completions. Average net daily equivalent production for the six months ended June 30, 2022, increased 21 percent compared with the same period in 2021, consisting primarily of an increase of 61 percent from our South Texas assets as a result of increased capital allocation to our Austin Chalk assets and strong well performance. Average net daily equivalent production for the six months ended June 30, 2021, was negatively impacted by a significant cold weather event in the state of Texas which resulted in reduced production for approximately 14 days in February 2021.
We present certain information on a per BOE basis in order to evaluate our performance relative to our peers and to identify and measure trends we believe may require additional analysis and discussion.
Our realized price on a per BOE basis increased $11.98 sequentially and $24.27 YTD 2022-over-YTD 2021 as a result of increased benchmark commodity prices. The positive impacts on oil, gas, and NGL production revenues resulting from these increases were partially offset by increases in the losses on the settlement of our commodity derivative contracts of $5.84 per BOE sequentially and $3.19 per BOE YTD 2022-over-YTD 2021.
LOE on a per BOE basis increased 20 percent sequentially and remained relatively flat YTD 2022-over-YTD 2021. The sequential quarterly increase was primarily driven by increased workover expense and a three percent decrease in total net equivalent production volumes. For the full-year 2022, we expect LOE on a per BOE basis to slightly increase, compared with 2021, due to anticipated increases in service provider costs and workover activity, which we expect to be partially offset by increasing activity in the Austin Chalk, where operating costs are lower than in the Midland Basin. We anticipate volatility in LOE on a per BOE basis as a result of changes in total production, changes in our overall production mix, timing of workover projects, and industry activity, all of which impact total LOE.
Transportation costs on a per BOE basis increased five percent sequentially and decreased six percent YTD 2022-over-YTD 2021. The sequential quarterly increase was the result of the impact of increased commodity prices on fuel costs. The YTD 2022-over-YTD 2021 decrease was the result of transportation contract cost reductions during the second half of 2021. In general, we expect total transportation costs to fluctuate relative to changes in gas and NGL production from our South Texas assets. For the full-year 2022, we expect transportation costs on an absolute basis to increase compared with 2021, as a result of increased activity in South Texas in 2022, where we incur a majority of our transportation costs. The impact of the resulting expected increase in net equivalent production volumes from our South Texas assets is expected to outweigh the impact of transportation contract cost reductions, resulting in an expected increase in transportation costs on a per BOE basis for the full-year 2022, compared with 2021.
Production tax expense on a per BOE basis increased 28 percent sequentially and 67 percent YTD 2022-over-YTD 2021, primarily driven by increases in realized prices. Our overall production tax rate for the three and six months ended June 30, 2022, was 5.1 percent and 4.9 percent, respectively, compared with 4.7 percent for the three months ended March 31, 2022, and 4.5 percent for the six months ended June 30, 2021. We generally expect production tax expense to correlate with oil, gas, and NGL production revenue on an absolute and per BOE basis. Product mix, the location of production, and incentives to encourage oil and gas development can also impact the amount of production tax expense that we recognize.
Ad valorem tax expense on a per BOE basis increased 19 percent sequentially and 31 percent YTD 2022-over-YTD 2021 as a result of changes to the expected value assessments of our producing properties, which are driven by increases in commodity prices. We anticipate volatility in ad valorem tax expense on a per BOE and absolute basis as the valuation of our producing properties changes.
Depletion, depreciation, amortization, and asset retirement obligation liability accretion (“DD&A”) expense on a per BOE basis remained flat sequentially and decreased 30 percent YTD 2022-over-YTD 2021 as a result of increased estimated proved reserves at year-end 2021 and increased activity in our Austin Chalk program, which has lower DD&A rates compared with our Midland Basin assets. Our DD&A rate fluctuates as a result of impairments, divestiture activity, carrying cost funding and sharing arrangements with third parties, changes in our production mix, and changes in our total estimated proved reserve volumes. We expect DD&A expense per BOE and DD&A expense on an absolute basis to decrease in 2022, compared with 2021, primarily as a result of increased estimated proved reserves and increased activity in our Austin Chalk program, as these assets have a lower DD&A rate than our Midland Basin assets.
General and administrative (“G&A”) expense on a per BOE basis increased 17 percent sequentially as a result of increased compensation expense and decreased total net equivalent production volumes. G&A expense on a per BOE basis decreased 11 percent YTD 2022-over-YTD 2021 as a result of a 21 percent increase in net equivalent production volumes. Despite inflationary pressures, for the full-year 2022 we currently expect G&A expense to decrease slightly on an absolute basis and to decrease on a per BOE basis, compared with 2021.
Please refer to Comparison of Financial Results and Trends Between the Three Months Ended June 30, 2022, and March 31, 2022, and Between the Six Months Ended June 30, 2022, and 2021 below for additional discussion of operating expenses.
Comparison of Financial Results and Trends Between the Three Months Ended June 30, 2022, and March 31, 2022, and Between the Six Months Ended June 30, 2022, and 2021
Average net daily equivalent production, production revenue, and production expense
Sequential Quarterly Changes. The following table presents changes in our average net daily equivalent production, production revenue, and production expense, by area, between the three months ended June 30, 2022, and March 31, 2022:

	Net Equivalent Production Decrease	Production Revenue Increase	Production Expense Increase
	(MBOE per day)	(in millions)	(in millions)
Midland Basin	(4.2)	$76.3	$16.7
South Texas	(2.5)	55.4	4.2
Total	(6.7)	$131.7	$20.9
__________________________________________
Note: Amounts may not calculate due to rounding.
Average net daily equivalent production volumes decreased four percent, consisting of a five percent decrease from our Midland Basin assets and a four percent decrease from our South Texas assets. Our realized oil, gas, and NGL prices increased 16 percent, 41 percent, and nine percent, respectively. The 19 percent increase in total realized price per BOE was partially offset by the decrease in average net daily equivalent production volumes, resulting in a 15 percent increase in oil, gas, and NGL production revenue. Total production expense increased 14 percent, primarily as a result of increased production tax expense and LOE.
YTD 2022-over-YTD 2021 Changes. The following table presents changes in our average net daily equivalent production, production revenue, and production expense, by area, between the six months ended June 30, 2022, and 2021:

	Net Equivalent Production Increase	Production Revenue Increase	Production Expense Increase
	(MBOE per day)	(in millions)	(in millions)
Midland Basin	1.4	$468.9	$50.2
South Texas	24.4	394.5	33.7
Total	25.8	$863.4	$83.9
__________________________________________
Note: Amounts may not calculate due to rounding.
Average net daily equivalent production volumes increased 21 percent, consisting of increases of 61 percent and two percent from our South Texas assets and our Midland Basin assets, respectively. Realized prices for oil, gas, and NGLs increased 65 percent, 76 percent, and 45 percent, respectively. As a result of increases in benchmark commodity prices and an increase in production volumes, oil, gas, and NGL production revenue increased 88 percent. Total production expense increased 37 percent, primarily as a result of increased production tax expense and LOE.
Please refer to Overview of Selected Production and Financial Information, Including Trends above for additional discussion, including discussion of trends on a per BOE basis.
Depletion, depreciation, amortization, and asset retirement obligation liability accretion

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	March 31, 2022	June 30, 2022	June 30, 2021

	(in millions)
Depletion, depreciation, amortization, and asset retirement obligation liability accretion	$154.8	$159.5	$314.3	$371.7
DD&A expense decreased three percent sequentially and 15 percent YTD 2022-over-YTD 2021. The sequential quarterly decrease was driven by a three percent decrease in net equivalent production volumes, and the YTD 2022-over-YTD 2021 decrease was driven by increased estimated proved reserves at year-end 2021 and increased activity in our Austin Chalk program, which has lower DD&A rates compared with our Midland Basin assets. Please refer to Overview of Selected Production and Financial Information, Including Trends above for additional discussion of DD&A expense on a per BOE basis.
Exploration

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	March 31, 2022	June 30, 2022	June 30, 2021

	(in millions)
Geological, geophysical, and other expenses	$13.7	$1.3	$15.0	$3.8
Overhead	7.2	7.7	14.9	14.2
Total	$20.9	$9.0	$29.9	$18.0
__________________________________________
Note: Prior periods have been adjusted to conform to the current period presentation.
Exploration expense increased 131 percent sequentially and 66 percent YTD 2022-over-YTD 2021, due to unsuccessful exploration efforts outside of our core areas of operations. Exploration expense fluctuates based on actual geological and geophysical studies we perform within an exploratory area, exploratory dry hole expense incurred, and changes in the amount of allocated overhead.
Impairment

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	March 31, 2022	June 30, 2022	June 30, 2021
	(in millions)
Impairment	$4.4	$1.0	$5.4	$17.5
Impairment expense recorded during the periods presented consists entirely of unproved property abandonments and impairments related to actual and anticipated lease expirations, as well as actual and anticipated losses of acreage due to title defects, changes in development plans, and other inherent acreage risks. Impairment expense decreased YTD 2022-over-YTD 2021, as a result of fewer actual and anticipated lease expirations and title defects.
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
Future impairments of proved and unproved properties are difficult to predict; however, based on our commodity price assumptions as of July 20, 2022, we do not expect any material oil and gas property impairments in the third quarter of 2022 resulting from commodity price impacts. We expect abandonment and impairment expense related to unproved properties to decrease for the full-year 2022 compared with 2021.
General and administrative

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	March 31, 2022	June 30, 2022	June 30, 2021

	(in millions)
General and administrative	$28.3	$25.0	$53.3	$49.4
G&A expense increased 13 percent sequentially and eight percent YTD 2022-over-YTD 2021 as a result of increased compensation expense. Please refer to the section Overview of Selected Production and Financial Information, Including Trends above for additional discussion of G&A expense in total and on a per BOE basis.

Net derivative loss

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	March 31, 2022	June 30, 2022	June 30, 2021

	(in millions)
Net derivative loss	$104.2	$418.5	$522.8	$715.0
Net derivative loss is a result of changes in derivative fair values associated with fluctuations in the forward price curves for the commodities underlying our outstanding derivative contracts and the monthly cash settlements of our derivative positions during the period. The net derivative losses for the three months ended June 30, 2022, and March 31, 2022, and for the six months ended June 30, 2022, and 2021, resulted from increases in benchmark commodity prices. Please refer to Note 10 - Derivative Financial Instruments in Part I, Item 1 of this report for additional discussion.
Interest expense

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	March 31, 2022	June 30, 2022	June 30, 2021

	(in millions)
Interest expense	$(35.5)	$(39.4)	$(74.9)	$(79.4)
Interest expense decreased 10 percent sequentially and six percent YTD 2022-over-YTD 2021 as a result of the reduction in the aggregate principal amount of our Senior Notes through various transactions in 2021 and 2022, including the redemption of our 2024 Senior Notes on February 14, 2022. We expect interest expense related to our Senior Notes to continue to decrease during 2022, compared with 2021, as a result of these transactions and the redemption of our 2025 Senior Secured Notes on June 17, 2022. Total interest expense is impacted by, and can vary based on, the timing and amount of borrowings under our revolving credit facility. Please refer to Note 5 - Long-Term Debt in Part I, Item 1 of this report and Overview of Liquidity and Capital Resources below for additional discussion.
Loss on extinguishment of debt

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	March 31, 2022	June 30, 2022	June 30, 2021

	(in millions)
Loss on extinguishment of debt	$(67.2)	$(0.4)	$(67.6)	$(2.1)
The redemption of our 2025 Senior Secured Notes on June 17, 2022, resulted in a net loss on extinguishment of debt of $67.2 million, which included $33.5 million of premium paid, $26.3 million of accelerated unamortized debt discount, and $7.4 million of accelerated unamortized deferred financing costs. The redemption of our 2024 Senior Notes on February 14, 2022, resulted in a net loss on extinguishment of debt of $0.4 million related to the acceleration of unamortized deferred financing costs.
The Tender Offer and 2022 Senior Notes Redemption completed during the second quarter of 2021 resulted in a net loss on extinguishment of debt of $2.1 million, which included $1.5 million of accelerated unamortized deferred financing costs and $0.6 million of net premiums paid during the six months ended June 30, 2021. Please refer to Note 5 - Long-Term Debt in Part I, Item 1 of this report for additional discussion of these transactions.
Income tax (expense) benefit

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	March 31, 2022	June 30, 2022	June 30, 2021

	(in millions, except tax rate)
Income tax (expense) benefit	$(86.7)	$(12.9)	$(99.6)	$0.1
Effective tax rate	21.1%	20.9%	21.1%	—%
The sequential quarterly increase in the effective tax rate was primarily due to the effect of changes to valuation allowance and compensation limits related to certain covered individuals. Additionally, as a result of commodity price increases discussed in Overview of the Company above, we anticipate that a significant portion of the valuation allowance recorded against the derivative deferred tax asset as of June 30, 2022, could be reversed during 2022. The effect of this anticipated reversal is included in the effective tax rate for the three and six months ended June 30, 2022.
The YTD 2022-over-YTD 2021 increase in the effective tax rate was primarily due to the effect of higher forecast income for the year ended December 31, 2022, compared with the amount of forecast net income for the full-year 2021 as of June 30, 2021.
The tax rates for each period presented reflect the effect of valuation allowance adjustments, the proportional effects of excess tax deficiencies from stock-based compensation awards, and limits on expensing of certain covered individual’s compensation. Based on current projections, we estimate that between six percent and eight percent of full-year 2022 income tax expense will be current. During the three months ended June 30, 2022, we made an estimated federal income tax payment of $10.0 million.
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
Sources of Cash
For the six months ended June 30, 2022, our capital program was funded with cash flows from operating activities and we expect that to continue for the remainder of 2022. Although we expect cash flows from operations to be sufficient to fund our expected 2022 capital program, we may also use borrowings under our revolving credit facility or raise funds through new debt or equity offerings or from other sources of financing. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current stockholders could be diluted, and these newly issued securities may have rights, preferences, or privileges senior to those of certain existing stockholders and bondholders. Additionally, we may enter into carrying cost and sharing arrangements with third parties for certain exploration or development programs. All of our sources of liquidity can be affected by the general conditions of the broader economy, force majeure events, fluctuations in commodity prices, operating costs, tax law changes, and volumes produced, all of which affect us and our industry.
Our credit ratings impact the availability of and cost for us to borrow additional funds. Three major credit rating agencies have upgraded our credit ratings during 2022, reflecting our top-tier assets and operational performance, the redemption of our 2024 Senior Notes, and our strong liquidity profile, among other factors. The credit rating agencies also cited our priorities of improving our leverage metrics and continuing to reduce total debt, which we have achieved through the redemption of our 2025 Senior Secured Notes, and our expected ability to generate meaningful cash flows, among other reasons for the rating upgrades.
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
Credit Agreement
As of June 30, 2022, our Credit Agreement provided for a senior secured revolving credit facility with a maximum loan amount of $2.5 billion, and a borrowing base and aggregate lender commitments of $1.1 billion. On August 2, 2022, we entered into the New Credit Agreement, which amended and restated the Credit Agreement, and provides for a senior secured revolving credit facility with a maximum loan amount of $3.0 billion, an initial borrowing base of $2.5 billion, and initial aggregate lender commitments totaling $1.25 billion. The borrowing base under the New Credit Agreement is subject to regular, semi-annual redetermination, and considers the value of both our (a) proved oil and gas properties reflected in the most recent reserve report provided to our lenders under the New Credit Agreement; and (b) commodity derivative contracts, each as determined by our lender group. Our borrowing base can be adjusted as a result of changes in commodity prices, acquisitions or divestitures of proved properties, or financing activities, all as provided for in the New Credit Agreement. No individual bank participating in the New Credit Agreement represents more than 10 percent of the aggregate lender commitment. Please refer to Note 5 - Long-Term Debt in Part I, Item 1 of this report for additional discussion, as well as the presentation of the outstanding balance, total amount of letters of credit, and available borrowing capacity under the Credit Agreement as of July 20, 2022, June 30, 2022, and December 31, 2021.

We must comply with certain financial and non-financial covenants under the terms of the New Credit Agreement. We were in compliance with all financial and non-financial covenants under the Credit Agreement as of June 30, 2022, and under the New Credit Agreement through the filing of this report. Please refer to Note 5 - Long-Term Debt in Part I, Item 1 of this report for additional discussion.
We had no revolving credit facility borrowings during the six months ended June 30, 2022. Our daily weighted-average revolving credit facility debt balance for the six months ended June 30, 2021, was $137.9 million. Cash flows provided by our operating activities, proceeds received from divestitures of properties, capital markets activities including open market debt repurchases, debt redemptions, repayment of scheduled debt maturities, and our capital expenditures, including acquisitions, all impact the amount we borrow under our revolving credit facility.
Weighted-Average Interest and Weighted-Average Borrowing Rates
Our weighted-average interest rate includes paid and accrued interest, fees on the unused portion of the aggregate commitment amount under the Credit Agreement, letter of credit fees, the non-cash amortization of deferred financing costs, the non-cash amortization of the discount related to the 2025 Senior Secured Notes, and for the six months ended June 30, 2021, the non-cash amortization of the discount related to the 1.50% 2021 Senior Secured Convertible Notes due July 1, 2021 (“2021 Senior Secured Convertible Notes”). Our weighted-average borrowing rate includes paid and accrued interest only.
The following table presents our weighted-average interest rates and our weighted-average borrowing rates for the periods presented:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	March 31, 2022	June 30, 2022	June 30, 2021
Weighted-average interest rate	8.1%	8.2%	8.2%	7.7%
Weighted-average borrowing rate	7.1%	7.2%	7.2%	6.7%
Our weighted-average interest rates and our weighted-average borrowing rates remained flat sequentially, and increased YTD 2022-over-YTD 2021, as the Senior Notes outstanding during the six months ended June 30, 2022, had higher interest rates than the Senior Notes outstanding during the six months ended June 30, 2021. We expect our weighted-average interest rates and weighted-average borrowing rates to decrease for 2022, primarily as a result of the redemption of our 2025 Senior Secured Notes on June 17, 2022.
Our weighted-average interest rate and weighted-average borrowing rate are impacted by the occurrence and timing of long-term debt issuances and redemptions and the average outstanding balance on our revolving credit facility. Additionally, our weighted-average interest rates are impacted by the fees paid on the unused portion of our aggregate lender commitments. The rates disclosed in the above table do not reflect certain amounts associated with the repurchase or redemption of Senior Notes, such as the acceleration of unamortized deferred financing costs and unamortized discounts, as these amounts are netted against the associated gain or loss on extinguishment of debt. The 2021 Senior Secured Convertible Notes were retired upon maturity on July 1, 2021, the 2024 Senior Notes were redeemed on February 14, 2022, and the 2025 Senior Secured Notes were redeemed on June 17, 2022. After these dates, the weighted-average interest rate was no longer impacted by the non-cash amortization of deferred financing costs, or for the 2021 Senior Secured Convertible Notes and the 2025 Senior Secured Notes, the non-cash amortization of the discounts.
Uses of Cash
We use cash for the development, exploration, and acquisition of oil and gas properties and for the payment of operating and general and administrative costs, income taxes, dividends, and debt obligations, including interest. Expenditures for the development, exploration, and acquisition of oil and gas properties are the primary use of our capital resources. During the six months ended June 30, 2022, we spent approximately $365.7 million on capital expenditures. This amount differs from the costs incurred amount of $423.6 million for the six months ended June 30, 2022, as costs incurred is an accrual-based amount that also includes asset retirement obligations, geological and geophysical expenses, acquisitions of oil and gas properties, and exploration overhead amounts.
The amount and allocation of our future capital expenditures will depend upon a number of factors, including our cash flows from operating, investing, and financing activities, our ability to execute our development program, and the number and size of acquisitions that we complete. In addition, the impact of oil, gas, and NGL prices on investment opportunities, the availability of capital, tax law changes, and the timing and results of our exploration and development activities may lead to changes in funding requirements for future development. We periodically review our capital expenditure budget and guidance to assess if changes are necessary based on current and projected cash flows, acquisition and divestiture activities, debt requirements, and other factors. Our 2022 capital program is expected to be between $870.0 million and $900.0 million, which is an increase from our original expectation of $750.0 million. This increase incorporates higher than expected inflation and adjustments to our capital program to ensure continuous and efficient operations. We will continue to monitor the economic environment through the remainder of the year and adjust our activity level as warranted.

We may from time to time repurchase shares of our common stock, or repurchase or redeem all or portions of our outstanding debt securities, for cash, through exchanges for other securities, or a combination of both. Such repurchases or redemptions may be made in open market transactions, privately negotiated transactions, tender offers, pursuant to contractual provisions, or otherwise. Any such repurchases or redemptions will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, compliance with securities laws, and other factors. The amounts involved in any such transaction may be material.
On February 14, 2022, we redeemed all of the $104.8 million of aggregate principal amount outstanding of our 2024 Senior Notes at a redemption price equal to 100 percent of the principal amount of the 2024 Senior Notes on the date of redemption, plus accrued and unpaid interest. On June 17, 2022, we redeemed all of the $446.7 million of aggregate principal amount outstanding of our 2025 Senior Secured Notes at a redemption price equal to 107.5 percent of the principal amount of the 2025 Senior Secured Notes on the date of the redemption. We paid total consideration of $480.2 million, including premium, and paid $18.9 million of accrued interest related to the 2025 Senior Secured Notes. During the second quarter of 2021, we issued our 2028 Senior Notes and used the net cash proceeds of $393.6 million to repurchase $193.1 million and $172.3 million of outstanding principal amount of our 2022 Senior Notes and 2024 Senior Notes, respectively, through the Tender Offer, and to redeem the remaining $19.3 million of 2022 Senior Notes then outstanding through the 2022 Senior Notes Redemption. We paid total consideration of $385.3 million, including net premiums, and paid $5.2 million of accrued interest related to the 2022 Senior Notes and 2024 Senior Notes. Please refer to Note 5 - Long-Term Debt in Part I, Item 1 of this report for additional discussion. As part of our strategy for 2022, we continue to focus on reducing absolute debt and improving our debt metrics.
As of the filing of this report, we could repurchase up to 3,072,184 shares of our common stock under our stock repurchase program, subject to the approval of our Board of Directors. Shares may be repurchased from time to time in the open market, or in privately negotiated transactions, subject to market conditions and other factors, including certain provisions of our New Credit Agreement, the indentures governing each series of our outstanding Senior Notes, compliance with securities laws, and the terms and provisions of our stock repurchase program. Our Board of Directors periodically reviews this program as part of the allocation of our capital. During the six months ended June 30, 2022, we did not repurchase any shares of our common stock.
Analysis of Cash Flow Changes Between the Six Months Ended June 30, 2022, and 2021
The following tables present changes in cash flows between the six months ended June 30, 2022, and 2021, for our operating, investing, and financing activities. The analysis following each table should be read in conjunction with our accompanying statements of cash flows in Part I, Item 1 of this report.
Operating activities

	For the Six Months Ended June 30,		Amount Change Between Periods
	2022	2021

	(in millions)
Net cash provided by operating activities	$884.7	$402.0	$482.7
Net cash provided by operating activities increased for the six months ended June 30, 2022, compared with the same period in 2021, primarily due to a $784.2 million increase in cash received from oil, gas, and NGL production revenues, net of transportation costs and production taxes partially offset by a $208.6 million increase in cash paid on settled derivative trades and an increase in cash paid for LOE, ad valorem taxes, and G&A expense of $45.3 million. Net cash provided by operating activities is also affected by working capital changes and the timing of cash receipts and disbursements.
Investing activities

	For the Six Months Ended June 30,		Amount Change Between Periods
	2022	2021

	(in millions)
Net cash used in investing activities	$(365.7)	$(370.0)	$4.3
Net cash used in investing activities slightly decreased for the six months ended June 30, 2022, compared with the same period in 2021, primarily due to decreased capital expenditures of $4.4 million.

Financing activities

	For the Six Months Ended June 30,		Amount Change Between Periods
	2022	2021

	(in millions)
Net cash used in financing activities	$(584.5)	$(32.1)	$(552.4)
Net cash used in financing activities for the six months ended June 30, 2022, related to $480.2 million of cash paid, including premium, to redeem our 2025 Senior Secured Notes, and $104.8 million of cash paid to redeem our 2024 Senior Notes. These redemptions were made using cash on hand.
Net cash used in financing activities for the six months ended June 30, 2021, related to $385.3 million of net cash paid, including net premiums, to fund the Tender Offer and the 2022 Senior Notes Redemption and net borrowings under our revolving credit facility of $40.5 million, offset by net cash proceeds of $393.6 million from the issuance of our 2028 Senior Notes.
Interest Rate Risk
We are exposed to market risk due to the floating interest rate associated with any outstanding balance on our revolving credit facility. Our New Credit Agreement allows us to fix the interest rate for all or a portion of the principal balance of our revolving credit facility for a period up to six months. To the extent that the interest rate is fixed, interest rate changes will affect the revolving credit facility’s fair value but will not impact results of operations or cash flows. Conversely, for the portion of the revolving credit facility that has a floating interest rate, interest rate changes will not affect the fair value but will impact future results of operations and cash flows. Changes in interest rates do not impact the amount of interest we pay on our fixed-rate Senior Notes, but can impact their fair values. As of June 30, 2022, our outstanding principal amount of fixed-rate debt totaled $1.6 billion and we had no floating-rate debt outstanding. Please refer to Note 8 - Fair Value Measurements in Part I, Item 1 of this report for additional discussion on the fair values of our Senior Notes.
Commodity Price Risk
The prices we receive for our oil, gas, and NGL production directly impact our revenue, profitability, access to capital, and future rate of growth. Oil, gas, and NGL prices are subject to unpredictable fluctuations resulting from a variety of factors that are typically beyond our control, including changes in supply and demand associated with the broader macroeconomic environment and weather-related events. The markets for oil, gas, and NGLs have been volatile, especially over the last several years. Commodity prices continued to increase during the second quarter of 2022. However, commodity prices remain subject to heightened levels of uncertainty and volatility related to the ongoing conflict between Russia and Ukraine, the economic and trade sanctions that certain countries have imposed on Russia, the dynamic nature of the Pandemic, and the associated potential impacts to global commodity and financial markets. These events have also contributed to inflation, supply chain disruptions, a rise in interest rates, and could have further industry-specific impacts, which may require us to adjust our business plan. The realized prices we receive for our production also depend on numerous factors that are typically beyond our control. Based on our production for the six months ended June 30, 2022, a 10 percent decrease in our average realized oil, gas, and NGL prices, before the effects of derivative settlements, would have reduced our oil, gas, and NGL production revenues by approximately $127.4 million, $41.1 million, and $16.3 million, respectively. If commodity prices had been 10 percent lower, our net derivative settlements for the six months ended June 30, 2022, would have offset the declines in oil, gas, and NGL production revenue by approximately $88.3 million.
We enter into commodity derivative contracts in order to reduce the risk of fluctuations in commodity prices. The fair value of our commodity derivative contracts is largely determined by estimates of the forward curves of the relevant price indices. As of June 30, 2022, a 10 percent increase or decrease in the forward curves associated with our oil, gas, and NGL commodity derivative instruments would have changed our net derivative positions for these products by approximately $126.8 million, $13.6 million, and $2.8 million, respectively.
Off-Balance Sheet Arrangements
We have not participated in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
We evaluate our transactions to determine if any variable interest entities exist. If we determine that we are the primary beneficiary of a variable interest entity, that entity is consolidated into our consolidated financial statements. We have not been involved in any unconsolidated SPE transactions during the six months ended June 30, 2022, or through the filing of this report.

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

Non-GAAP Financial Measures
Adjusted EBITDAX represents net income (loss) before interest expense, interest income, income taxes, depletion, depreciation, amortization and asset retirement obligation liability accretion expense, exploration expense, property abandonment and impairment expense, non-cash stock-based compensation expense, derivative gains and losses net of settlements, gains and losses on divestitures, gains and losses on extinguishment of debt, and certain other items. Adjusted EBITDAX excludes certain items that we believe affect the comparability of operating results and can exclude items that are generally non-recurring in nature or whose timing and/or amount cannot be reasonably estimated. Adjusted EBITDAX is a non-GAAP measure that we believe provides useful additional information to investors and analysts, as a performance measure, for analysis of our ability to internally generate funds for exploration, development, acquisitions, and to service debt. We are also subject to financial covenants under our New Credit Agreement as further described in Note 5 - Long-Term Debt in Part I, Item 1 of this report. In addition, adjusted EBITDAX is widely used by professional research analysts and others in the valuation, comparison, and investment recommendations of companies in the oil and gas exploration and production industry, and many investors use the published research of industry research analysts in making investment decisions. Adjusted EBITDAX should not be considered in isolation or as a substitute for net income (loss), income (loss) from operations, net cash provided by operating activities, or other profitability or liquidity measures prepared under GAAP. Because adjusted EBITDAX excludes some, but not all items that affect net income (loss) and may vary among companies, the adjusted EBITDAX amounts presented may not be comparable to similar metrics of other companies. Our revolving credit facility provides a material source of liquidity for us. Under the terms of our New Credit Agreement, if we failed to comply with the covenants that establish a maximum permitted ratio of total funded debt, as defined in the New Credit Agreement, to adjusted EBITDAX, we would be in default, an event that would prevent us from borrowing under our revolving credit facility and would therefore materially limit a significant source of our liquidity. In addition, if we are in default under our revolving credit facility and are unable to obtain a waiver of that default from our lenders, lenders under that facility and under the indentures governing each series of our outstanding Senior Notes would be entitled to exercise all of their remedies for default.
The following table provides reconciliations of our net income (loss) (GAAP) and net cash provided by operating activities (GAAP) to adjusted EBITDAX (non-GAAP) for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021

	(in thousands)
Net income (loss) (GAAP)	$323,485	$(222,995)	$372,249	$(474,264)
Interest expense	35,496	39,536	74,883	79,407
Income tax expense (benefit)	86,711	(162)	99,572	(56)
Depletion, depreciation, amortization, and asset retirement obligation liability accretion	154,823	204,714	314,304	371,674
Exploration (1)	19,894	7,902	27,949	15,941
Impairment	4,389	8,750	5,389	17,500
Stock-based compensation expense	4,479	3,956	8,753	9,693
Net derivative loss	104,236	370,348	522,757	715,037
Derivative settlement loss	(240,598)	(158,822)	(408,781)	(266,707)
Loss on extinguishment of debt	67,226	2,144	67,605	2,144
Other, net	(426)	1,512	(401)	1,502
Adjusted EBITDAX (non-GAAP)	559,715	256,883	1,084,279	471,871
Interest expense	(35,496)	(39,536)	(74,883)	(79,407)
Income tax (expense) benefit	(86,711)	162	(99,572)	56
Exploration (1)(2)	(7,911)	(7,902)	(15,966)	(15,941)
Amortization of debt discount and deferred financing costs	3,597	4,722	7,607	9,445
Deferred income taxes	81,000	(162)	92,948	(214)
Other, net	161	(297)	(4)	(14,879)
Net change in working capital	28,214	82,529	(109,748)	31,092
Net cash provided by operating activities (GAAP)	$542,569	$296,399	$884,661	$402,023
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
(2)    Amount is net of certain capital expenditures related to unsuccessful exploration efforts outside of our core areas of operations.

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
Changes in Internal Control Over Financial Reporting
There have been no changes during the second quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no purchases made by us or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the three months ended June 30, 2022, of shares of our common stock, which is the sole class of equity securities registered by us pursuant to Section 12 of the Exchange Act.
In July 2006, our Board of Directors approved an increase in the number of shares of common stock that may be repurchased under the original August 1998 authorization to 6,000,000 as of the effective date of the resolution. Accordingly, as of the filing of this report, subject to the approval of our Board of Directors, we may repurchase up to 3,072,184 shares of common stock on a prospective basis. The shares may be repurchased from time to time in open market transactions or privately negotiated transactions, subject to market conditions and other factors, including certain provisions of our New Credit Agreement, the indentures governing our Senior Notes, and compliance with securities laws. Stock repurchases may be funded with existing cash balances, internal cash flows, or borrowings under our New Credit Agreement. The stock repurchase program may be suspended or discontinued at any time. During the three months ended June 30, 2022, we did not repurchase any shares of our common stock.
Our payment of cash dividends to our stockholders is subject to certain covenants under the terms of our New Credit Agreement, and our Senior Notes. Based on our current performance, we do not anticipate that any of these covenants will limit our payment of dividends at our current rate for the foreseeable future if any dividends are declared by our Board of Directors.
ITEM 5. OTHER INFORMATION
On August 2, 2022, the Company entered into the New Credit Agreement as described in Note 5 - Long-Term Debt in Part I, Item 1 of this report. This description does not purport to be complete and is qualified in its entirety by reference to the full text of the New Credit Agreement, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.
Affiliates of certain of the lenders under the New Credit Agreement have provided from time to time, and may provide in the future, investment and commercial banking and financial advisory services to the Company and its affiliates in the ordinary course of business, for which they have received, and may continue to receive, customary fees and commissions.

ITEM 6. EXHIBITS
The following exhibits are filed or furnished with, or incorporated by reference into this report:

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
Seventh Amended and Restated Credit Agreement dated as of August 2, 2022, among SM Energy Company, Wells Fargo Bank, National Association, as Administrative Agent and Swingline Lender, and the Lenders party thereto

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

SM ENERGY COMPANY

August 4, 2022	By:	/s/ HERBERT S. VOGEL
Herbert S. Vogel
President and Chief Executive Officer
(Principal Executive Officer)

August 4, 2022	By:	/s/ A. WADE PURSELL
A. Wade Pursell
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

August 4, 2022	By:	/s/ PATRICK A. LYTLE
Patrick A. Lytle
Vice President - Chief Accounting Officer and Controller
(Principal Accounting Officer)