Form 10-Q
period 2022-09-30
SM Energy Co
filed 2022-11-04
CIK 893538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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
As of October 27, 2022, the registrant had 122,796,046 shares of common stock outstanding.

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
•any changes to the borrowing base or aggregate lender commitments under our Seventh Amended and Restated Credit Agreement (“Credit Agreement”);
•cash flows, liquidity, interest and related debt service expenses, changes in our effective tax rate, and our ability to repay debt in the future;
•the effects of the global COVID-19 pandemic (“Pandemic”) on us, our industry, our financial condition, and our results of operations;
•our drilling and completion activities and other exploration and development activities, each of which could be impacted by supply chain disruptions, our ability to obtain permits and governmental approvals, and plans by us, our joint development partners, and/or other third-party operators;
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SM ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share data)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$498,435	$332,716
Accounts receivable	258,003	247,201
Derivative assets	42,207	24,095
Prepaid expenses and other	9,133	9,175
Total current assets	807,778	613,187
Property and equipment (successful efforts method):
Proved oil and gas properties	9,914,261	9,397,407
Accumulated depletion, depreciation, and amortization	(6,054,796)	(5,634,961)
Unproved oil and gas properties	579,261	629,098
Wells in progress	276,298	148,394
Other property and equipment, net of accumulated depreciation of $62,950 and $62,359, respectively	31,831	36,060
Total property and equipment, net	4,746,855	4,575,998
Noncurrent assets:
Derivative assets	36,048	239
Other noncurrent assets	60,832	44,553
Total noncurrent assets	96,880	44,792
Total assets	$5,651,513	$5,233,977
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$631,984	$563,306
Derivative liabilities	174,717	319,506
Other current liabilities	7,316	6,515
Total current liabilities	814,017	889,327
Noncurrent liabilities:
Revolving credit facility	—	—
Senior Notes, net	1,571,429	2,081,164
Asset retirement obligations	97,724	97,324
Deferred income taxes	212,470	9,769
Derivative liabilities	14,506	25,696
Other noncurrent liabilities	73,705	67,566
Total noncurrent liabilities	1,969,834	2,281,519

Commitments and contingencies (note 6)

Stockholders’ equity:
Common stock, $0.01 par value - authorized: 200,000,000 shares; issued and outstanding: 122,796,046 and 121,862,248 shares, respectively	1,228	1,219
Additional paid-in capital	1,810,352	1,840,228
Retained earnings	1,068,385	234,533
Accumulated other comprehensive loss	(12,303)	(12,849)
Total stockholders’ equity	2,867,662	2,063,131
Total liabilities and stockholders’ equity	$5,651,513	$5,233,977
The accompanying notes are an integral part of these condensed consolidated financial statements.

SM ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Operating revenues and other income:
Oil, gas, and NGL production revenue	$827,558	$759,813	$2,676,656	$1,745,547
Other operating income	7,893	426	10,673	22,387
Total operating revenues and other income	835,451	760,239	2,687,329	1,767,934
Operating expenses:
Oil, gas, and NGL production expense	159,961	135,745	470,245	362,131
Depletion, depreciation, amortization, and asset retirement obligation liability accretion	145,865	202,701	460,169	574,375
Exploration	14,203	8,709	44,117	26,746
Impairment	1,077	8,750	6,466	26,250
General and administrative	28,428	25,530	81,715	74,883
Net derivative (gain) loss	(137,577)	209,146	385,180	924,183
Other operating expense, net	1,213	43,401	2,614	44,654
Total operating expenses	213,170	633,982	1,450,506	2,033,222
Income (loss) from operations	622,281	126,257	1,236,823	(265,288)
Interest expense	(22,825)	(40,861)	(97,708)	(120,268)
Gain (loss) on extinguishment of debt	—	5	(67,605)	(2,139)
Other non-operating income (expense), net	1,163	153	930	(1,071)
Income (loss) before income taxes	600,619	85,554	1,072,440	(388,766)
Income tax (expense) benefit	(119,379)	39	(218,951)	95
Net income (loss)	$481,240	$85,593	$853,489	$(388,671)

Basic weighted-average common shares outstanding	123,195	121,457	122,318	118,224
Diluted weighted-average common shares outstanding	124,279	123,851	124,233	118,224
Basic net income (loss) per common share	$3.91	$0.70	$6.98	$(3.29)
Diluted net income (loss) per common share	$3.87	$0.69	$6.87	$(3.29)
Dividends per common share	$0.15	$0.01	$0.16	$0.02
The accompanying notes are an integral part of these condensed consolidated financial statements.

SM ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$481,240	$85,593	$853,489	$(388,671)
Other comprehensive income, net of tax:
Pension liability adjustment	182	246	546	1,029
Total other comprehensive income, net of tax	182	246	546	1,029
Total comprehensive income (loss)	$481,422	$85,839	$854,035	$(387,642)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SM ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except share data and dividends per share)

			Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Common Stock			Retained Earnings
	Shares	Amount
Balances, December 31, 2021	121,862,248	$1,219	$1,840,228	$234,533	$(12,849)	$2,063,131
Net income	—	—	—	48,764	—	48,764
Other comprehensive income	—	—	—	—	182	182
Cash dividends declared, $0.01 per share	—	—	—	(1,218)	—	(1,218)
Issuance of common stock upon vesting of RSUs, net of shares used for tax withholdings	1,929	—	(24)	—	—	(24)
Stock-based compensation expense	—	—	4,274	—	—	4,274
Balances, March 31, 2022	121,864,177	$1,219	$1,844,478	$282,079	$(12,667)	$2,115,109
Net income	—	—	—	323,485	—	323,485
Other comprehensive income	—	—	—	—	182	182
Issuance of common stock under Employee Stock Purchase Plan	65,634	1	1,644	—	—	1,645
Stock-based compensation expense	29,471	—	4,479	—	—	4,479
Balances, June 30, 2022	121,959,282	$1,220	$1,850,601	$605,564	$(12,485)	$2,444,900
Net income	—	—	—	481,240	—	481,240
Other comprehensive income	—	—	—	—	182	182
Cash dividends declared, $0.15 per share	—	—	—	(18,419)	—	(18,419)
Issuance of common stock upon vesting of RSUs and settlement of PSUs, net of shares used for tax withholdings	1,289,498	13	(25,118)	—	—	(25,105)
Stock-based compensation expense	—	—	5,105	—	—	5,105
Purchase of shares under Stock Repurchase Program	(452,734)	(5)	(20,236)	—	—	(20,241)
Balances, September 30, 2022	122,796,046	$1,228	$1,810,352	$1,068,385	$(12,303)	$2,867,662
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

SM ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	For the Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$853,489	$(388,671)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation, amortization, and asset retirement obligation liability accretion	460,169	574,375
Impairment	6,466	26,250
Stock-based compensation expense	13,858	14,191
Net derivative loss	385,180	924,183
Derivative settlement loss	(595,080)	(480,262)
Amortization of debt discount and deferred financing costs	8,910	13,350
Loss on extinguishment of debt	67,605	2,139
Deferred income taxes	202,996	(282)
Other, net	7,668	(7,301)
Net change in working capital	(13,230)	52,170
Net cash provided by operating activities	1,398,031	730,142

Cash flows from investing activities:
Capital expenditures	(591,846)	(550,265)
Other, net	(596)	5,514
Net cash used in investing activities	(592,442)	(544,751)

Cash flows from financing activities:
Proceeds from revolving credit facility	—	1,649,500
Repayment of revolving credit facility	—	(1,742,500)
Net proceeds from Senior Notes	—	392,771
Cash paid to repurchase Senior Notes	(584,946)	(450,776)
Repurchase of common stock	(20,241)	—
Net proceeds from sale of common stock	1,645	1,315
Dividends paid	(1,218)	(1,178)
Other, net	(35,110)	(4,733)
Net cash used in financing activities	(639,870)	(155,601)

Net change in cash, cash equivalents, and restricted cash	165,719	29,790
Cash, cash equivalents, and restricted cash at beginning of period	332,716	10
Cash, cash equivalents, and restricted cash at end of period	$498,435	$29,800

Supplemental schedule of additional cash flow information and non-cash activities:
Operating activities:
Cash paid for interest, net of capitalized interest	$(125,668)	$(126,228)
Investing activities:
Increase in capital expenditure accruals and other	$50,590	$8,885
Non-cash financing activities (1)
____________________________________________
(1)    Please refer to Note 5 - Long-Term Debt for discussion of the debt transactions executed during the nine months ended September 30, 2022, and 2021.
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Quarterly Report on Form 10-Q, and Regulation S-X. These financial statements do not include all information and notes required by GAAP for annual financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the 2021 Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation of interim financial information, have been included. Operating results for the periods presented are not necessarily indicative of expected results for the full year. In connection with the preparation of the Company’s unaudited condensed consolidated financial statements, the Company evaluated events subsequent to the balance sheet date of September 30, 2022, and through the filing of this report. Additionally, certain prior period amounts have been reclassified to conform to current period presentation in the accompanying unaudited condensed consolidated financial statements.
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
Recently Issued Accounting Standards
In September 2022, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations (“ASU 2022-04”). ASU 2022-04 was issued to enhance the transparency of supplier finance programs and implement explicit GAAP disclosure requirements for those programs. The guidance is to be applied retrospectively to each period in which a balance sheet is presented, except for the amendment on rollforward information, which is to be applied prospectively. ASU 2022-04 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. The Company is evaluating the impact of ASU 2022-04 on its disclosures.
As of September 30, 2022, and through the filing of this report, no other ASUs have been issued and not yet adopted that are applicable to the Company and that would have a material effect on the Company’s unaudited condensed consolidated financial statements and related disclosures.
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

The tables below present oil, gas, and NGL production revenue by product type for each of the Company’s operating areas for the three and nine months ended September 30, 2022, and 2021:

	Midland Basin		South Texas		Total
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2022	2021	2022	2021	2022	2021

	(in thousands)
Oil production revenue	$420,838	$501,071	$105,095	$57,323	$525,933	$558,394
Gas production revenue	123,912	96,082	110,641	52,878	234,553	148,960
NGL production revenue	315	103	66,757	52,356	67,072	52,459
Total	$545,065	$597,256	$282,493	$162,557	$827,558	$759,813
Relative percentage	66%	79%	34%	21%	100%	100%

	Midland Basin		South Texas		Total
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021	2022	2021

	(in thousands)
Oil production revenue	$1,449,660	$1,191,668	$350,594	$108,871	$1,800,254	$1,300,539
Gas production revenue	363,728	205,323	282,201	121,630	645,929	326,953
NGL production revenue	597	315	229,876	117,740	230,473	118,055
Total	$1,813,985	$1,397,306	$862,671	$348,241	$2,676,656	$1,745,547
Relative percentage	68%	80%	32%	20%	100%	100%
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
Revenue is recorded in the month when performance obligations are satisfied. However, settlement statements from the purchasers of hydrocarbons and the related cash consideration are received 30 to 90 days after production has occurred. As a result, the Company must estimate the amount of production delivered to the customer and the consideration that will ultimately be received for sale of the product. Estimated revenue due to the Company is recorded within the accounts receivable line item on the accompanying unaudited condensed consolidated balance sheets (“accompanying balance sheets”) until payment is received. The accounts receivable balances from contracts with customers within the accompanying balance sheets as of September 30, 2022, and December 31, 2021, were $220.0 million and $215.6 million, respectively. To estimate accounts receivable from contracts with customers, the Company uses knowledge of its properties, historical performance, contractual arrangements, index pricing, quality and transportation differentials, and other factors as the basis for these estimates. Differences between estimates and actual amounts received for product sales are recorded in the month that payment is received from the purchaser.

Note 3 - Equity
Stock Repurchase Program
On September 7, 2022, the Company announced that its Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $500.0 million in aggregate value of its common stock through December 31, 2024 (“Stock Repurchase Program”). The Stock Repurchase Program permits the Company to repurchase shares of its common stock from time to time in open market transactions, through privately negotiated transactions or by other means in accordance with federal securities laws and subject to certain provisions of the Credit Agreement and the indentures governing the Senior Notes, as defined in Note 5 - Long-Term Debt. The Company intends to fund repurchases from available working capital and cash provided by operating activities. Stock repurchases may also be funded with borrowings under the Credit Agreement. The timing, as well as the number and value of shares repurchased under the Stock Repurchase Program, will be determined by certain authorized officers of the Company at their discretion and will depend on a variety of factors, including the market price of the Company’s common stock, general market and economic conditions and applicable legal requirements. The value of shares authorized for repurchase by the Board of Directors does not require the Company to repurchase such shares or guarantee that such shares will be repurchased, and the Stock Repurchase Program may be suspended, modified, or discontinued at any time without prior notice. No assurance can be given that any particular number or dollar value of its shares will be repurchased by the Company. The Stock Repurchase Program terminates and supersedes the August 1998 authorization to repurchase common stock, under which 3,072,184 shares remained available for repurchase prior to termination.
During the three months ended September 30, 2022, the Company repurchased and subsequently retired 452,734 shares of its common stock at a weighted-average share price of $44.69 for a total cost of $20.2 million, excluding commissions and fees. As of September 30, 2022, $479.8 million remained available for repurchases of the Company’s outstanding common stock under the Stock Repurchase Program.
Warrants
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
No Warrants were exercised during the nine months ended September 30, 2022. During the second quarter of 2021, the Company issued 5,918,089 shares of common stock as a result of the cashless exercise of 5,922,260 Warrants at a weighted-average share price of $15.45 per share, as determined under the terms of the Warrant Agreement. At the request of stockholders and pursuant to the Company’s obligations under the Warrant Agreement, a registration statement covering the resale of a majority of these shares was filed with the U.S. Securities and Exchange Commission (“SEC”) on June 11, 2021.
Dividends
During the third quarter of 2022, the Company’s Board of Directors approved an increase to the Company’s fixed dividend to $0.60 per share annually, to be paid in quarterly increments of $0.15 per share. During the three months ended September 30, 2022, cash dividends declared totaled $18.4 million, and will be paid on November 7, 2022, to stockholders of record at the close of business on October 25, 2022.

Note 4 - Income Taxes
The provision for income taxes for the three and nine months ended September 30, 2022, and 2021, consists of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021

	(in thousands)
Current portion of income tax expense:
Federal	$(7,014)	$—	$(11,287)	$—
State	(2,317)	(29)	(4,668)	(187)
Deferred portion of income tax (expense) benefit	(110,048)	68	(202,996)	282
Income tax (expense) benefit	$(119,379)	$39	$(218,951)	$95

Effective tax rate	19.9%	—%	20.4%	—%
Recorded income tax expense or benefit differs from the amount that would be provided by applying the statutory United States federal income tax rate to income or loss before income taxes. These differences primarily relate to the effect of state income taxes, excess tax benefits and deficiencies from stock-based compensation awards, tax deduction limitations on the compensation of covered individuals, changes in valuation allowances, the cumulative effect of other smaller permanent differences, and can also reflect the cumulative effect of an enacted tax rate change, in the period of enactment, on the Company’s net deferred tax asset and liability balances. The quarterly rate and the resulting income tax (expense) benefit can also be affected by the proportional effects of forecast net income or loss and the correlative effect on the valuation allowance for each period presented, as reflected in the table above. Forecast net income had a larger impact on the effective tax rate for the three and nine months ended September 30, 2022, compared with the same periods in 2021, and valuation allowance adjustments had a larger impact on the effective tax rate for the three and nine months ended September 30, 2021, compared with the same periods in 2022.
For all years before 2019, the Company is generally no longer subject to United States federal or state income tax examinations by tax authorities.
Note 5 - Long-Term Debt
Credit Agreement
On August 2, 2022, the Company entered into a Seventh Amended and Restated Credit Agreement by and among the Company, Wells Fargo Bank, National Association, as Administrative Agent and Swingline Lender (“Agent”), and the institutions named therein as lenders. The Credit Agreement provides for a senior secured revolving credit facility with a maximum loan amount of $3.0 billion, an initial borrowing base of $2.5 billion, and initial aggregate lender commitments totaling $1.25 billion. As of September 30, 2022, the borrowing base and aggregate lender commitments under the Credit Agreement remained unchanged. The revolving credit facility is secured by substantially all of the Company’s proved oil and gas properties. The borrowing base is subject to regular, semi-annual redetermination, and considers the value of both the Company’s (a) proved oil and gas properties reflected in the Company’s most recent reserve report; and (b) commodity derivative contracts, each as determined by the Company’s lender group. The next scheduled borrowing base redetermination date is April 1, 2023. The Credit Agreement is scheduled to mature on the earlier of (a) August 2, 2027 (“Stated Maturity Date”), or (b) 91 days prior to the maturity date of any of the Company’s outstanding Senior Notes, as defined below, to the extent that, on or before such date, the respective Senior Notes have not been repaid, exchanged, repurchased, refinanced, or otherwise redeemed in full, and, if refinanced or exchanged, with a scheduled maturity date that is not earlier than at least 180 days after the Stated Maturity Date.
In addition to other terms, conditions, agreements, and provisions, the Credit Agreement establishes the Secured Overnight Financing Rate (“SOFR”) as the benchmark for determining interest rates in replacement of the London Interbank Offered Rate (“LIBOR”). LIBOR was discontinued as a global reference rate for new loans and contracts after December 31, 2021. The financial covenants under the Credit Agreement require, among other customary covenants, that the Company’s (a) total funded debt, as defined by the Credit Agreement, to 12-month trailing adjusted EBITDAX ratio cannot be greater than 3.50 to 1.00 on the last day of each fiscal quarter; and (b) adjusted current ratio, as defined in the Credit Agreement, cannot be less than 1.00 to 1.00 as of the last day of any fiscal quarter.
Interest and commitment fees associated with the revolving credit facility are accrued based on a borrowing base utilization grid set forth in the Credit Agreement, as presented in the table below. At the Company’s election, borrowings under the Credit Agreement may be in the form of SOFR, Alternate Base Rate (“ABR”), or Swingline loans. SOFR loans accrue interest at SOFR plus the applicable margin from the utilization grid, and ABR and Swingline loans accrue interest at a market-based floating rate, plus the applicable margin from the utilization grid. Commitment fees are accrued on the unused portion of the aggregate lender commitment amount at rates from the utilization grid.

Borrowing Base Utilization Percentage	<25%	≥25% <50%	≥50% <75%	≥75% <90%	≥90%
SOFR Loans	2.000%	2.250%	2.500%	2.750%	3.000%
ABR Loans or Swingline Loans	1.000%	1.250%	1.500%	1.750%	2.000%
Commitment Fee Rate	0.375%	0.375%	0.500%	0.500%	0.500%
The following table presents the outstanding balance, total amount of letters of credit outstanding, and available borrowing capacity under the Credit Agreement as of October 27, 2022, September 30, 2022, and December 31, 2021:

	As of October 27, 2022	As of September 30, 2022	As of December 31, 2021

	(in thousands)
Revolving credit facility (1)	$—	$—	$—
Letters of credit (2)	6,000	6,000	2,500
Available borrowing capacity	1,244,000	1,244,000	1,097,500
Total aggregate lender commitment amount	$1,250,000	$1,250,000	$1,100,000
____________________________________________
(1)    Unamortized deferred financing costs attributable to the revolving credit facility are presented as a component of the other noncurrent assets line item on the accompanying balance sheets and totaled $11.4 million and $2.7 million as of September 30, 2022, and December 31, 2021, respectively. These costs are being amortized over the term of the revolving credit facility on a straight-line basis.
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
The 1.50% Senior Secured Convertible Notes due 2021 (“2021 Senior Secured Convertible Notes”) matured on July 1, 2021, and on that day, the Company used borrowings under its revolving credit facility to retire at par the outstanding principal amount of $65.5 million. Interest expense recognized on the 2021 Senior Secured Convertible Notes related to the stated interest rate and amortization of the debt discount. No interest expense was recognized for the three months ended September 30, 2021, and $2.3 million of interest expense was recognized for the nine months ended September 30, 2021.
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

Senior Unsecured Notes
Senior Unsecured Notes, net of unamortized deferred financing costs, included within the Senior Notes, net line item on the accompanying balance sheets as of September 30, 2022, and December 31, 2021, consist of the following (collectively referred to as “Senior Unsecured Notes,” and together with the 2025 Senior Secured Notes, “Senior Notes”):

	As of September 30, 2022			As of December 31, 2021
	Principal Amount	Unamortized Deferred Financing Costs	Principal Amount, Net	Principal Amount	Unamortized Deferred Financing Costs	Principal Amount, Net

	(in thousands)
5.0% Senior Notes due 2024	$—	$—	$—	$104,769	$403	$104,366
5.625% Senior Notes due 2025	349,118	1,686	347,432	349,118	2,160	346,958
6.75% Senior Notes due 2026	419,235	2,744	416,491	419,235	3,270	415,965
6.625% Senior Notes due 2027	416,791	3,366	413,425	416,791	3,949	412,842
6.5% Senior Notes due 2028	400,000	5,919	394,081	400,000	6,679	393,321
Total	$1,585,144	$13,715	$1,571,429	$1,689,913	$16,461	$1,673,452
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
Please refer to Note 5 - Long-Term Debt in the 2021 Form 10-K for additional detail on the Company’s Senior Notes.
Covenants
As discussed above, the Company is subject to certain financial and non-financial covenants under the Credit Agreement and under the indentures governing the Senior Notes that, among other terms, limit the Company’s ability to incur additional indebtedness, make restricted payments including dividends and common stock repurchases, sell assets, create liens that secure debt, enter into transactions with affiliates, merge or consolidate with other entities, and with respect to the Company’s restricted subsidiaries, permit the consensual restriction on the ability of such restricted subsidiaries to pay dividends or indebtedness owing to the Company or to any other restricted subsidiaries. The Company was in compliance with all financial and non-financial covenants as of September 30, 2022, and through the filing of this report. Please refer to Note 5 - Long-Term Debt in the 2021 Form 10-K for additional detail on the Company’s covenants under the indentures governing the Senior Notes.
Capitalized Interest
Capitalized interest costs for the three months ended September 30, 2022, and 2021, totaled $5.1 million and $3.5 million, respectively, and totaled $12.3 million and $12.5 million for the nine months ended September 30, 2022, and 2021, respectively. The amount of interest the Company capitalizes generally fluctuates based on the amount borrowed, the Company’s capital program, and the timing and amount of costs associated with capital projects that are considered in progress. Capitalized interest costs are included in total costs incurred.

Note 6 - Commitments and Contingencies
Commitments
Other than those items discussed below, there have been no changes in commitments through the filing of this report that differ materially from those disclosed in the 2021 Form 10-K. Please refer to Note 6 - Commitments and Contingencies in the 2021 Form 10-K for additional discussion of the Company’s commitments.
Drilling Rig Service Contracts. During the nine months ended September 30, 2022, and through the filing of this report, the Company amended certain of its drilling rig contracts resulting in the increase of day rates and potential early termination fees, and the extension of contract terms. As of the filing of this report, the Company’s drilling rig commitments totaled $32.8 million under contract terms extending through the third quarter of 2023. If all of these contracts were terminated as of the filing of this report, the Company would avoid a portion of the contractual service commitments; however, the Company would be required to pay $19.6 million in early termination fees. No early termination penalties or standby fees were incurred by the Company during the nine months ended September 30, 2022, and the Company does not expect to incur material penalties with regard to its drilling rig contracts during the remainder of 2022.
Drilling and Completion Commitments. During the nine months ended September 30, 2022, the Company entered into an agreement that includes minimum drilling and completion footage requirements on certain existing leases. If these minimum requirements are not satisfied by March 31, 2024, the Company will be required to pay liquidated damages based on the difference between the actual footage drilled and completed and the minimum requirements. As of September 30, 2022, the liquidated damages could range from zero to a maximum of $74.5 million, with the maximum exposure assuming no additional development activity occurred prior to March 31, 2024. As of the filing of this report, the Company expects to meet its obligations under this agreement.
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
Note 7 - Compensation Plans
As of September 30, 2022, 3.8 million shares of common stock were available for grant under the Company’s Equity Incentive Compensation Plan (“Equity Plan”). The Company may also grant other types of long-term incentive-based awards, such as cash awards and performance-based cash awards, to eligible employees.
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
For PSUs granted in 2019, which the Company determined to be equity awards, the settlement criteria included a combination of the Company’s Total Shareholder Return (“TSR”) relative to the TSR of certain peer companies and the Company’s cash return on total capital invested (“CRTCI”) relative to the CRTCI of certain peer companies over the associated three-year performance period. In addition to these performance criteria, the award agreements for these grants also stipulated that if the Company’s absolute TSR was negative over the three-year performance period, the maximum number of shares of common stock that could be issued to settle outstanding PSUs was capped at one times the number of PSUs granted on the award date, regardless of the Company’s TSR and CRTCI performance relative to its peer group. The fair value of the PSUs granted in 2019 was measured on the grant date using the GBM Model, with the assumption that the associated CRTCI performance condition would be met at the target amount at the end of the performance period. Compensation expense for PSUs is recognized within general and administrative expense and exploration expense over the vesting periods of the respective awards. PSUs granted in 2019 vested during the nine months ended September 30, 2022, and earned a 2.0 times multiplier upon settlement. The Company and all eligible recipients mutually agreed to net share settle a portion of the vested awards to cover income and payroll tax withholdings, as provided for in the Equity Plan and the award agreement. After withholding 349,487 shares to satisfy income and payroll tax withholding obligations, 654,923 shares of the Company’s common stock were issued in accordance with the terms of the award agreement.
For PSUs granted in 2022, which the Company determined to be equity awards, settlement will be determined based on a combination of the following criteria measured over the three-year performance period: the Company’s TSR relative to the TSR of certain peer companies, the Company’s absolute TSR, free cash flow (“FCF”) generation, and the achievement of certain ESG targets, in each case as defined by the award agreement. The absolute and relative TSR portions of the fair value of the PSUs granted in 2022 were measured on the grant date using the GBM Model. The portion of the awards associated with FCF generation and ESG performance conditions assumes that target amounts will be met at the end of the performance period. Compensation expense for PSUs is recognized within general and administrative expense and exploration expense over the vesting periods of the respective awards. The Company initially records compensation expense associated with the issuance of PSUs based on the fair value of the awards as of the date of grant. As these awards depend on a combination of performance-based settlement criteria and market-based settlement criteria, compensation expense may be adjusted in future periods as the number of units expected to vest increases or decreases based on the Company’s expected FCF generation and achievement of certain ESG targets. During the nine months ended September 30, 2022, the Company granted a total of 276,010 PSUs with a grant date fair value of $7.4 million.
Total compensation expense recorded for PSUs was $0.6 million and $0.8 million for the three months ended September 30, 2022, and 2021, respectively, and $2.0 million and $5.3 million for the nine months ended September 30, 2022, and 2021, respectively. As of September 30, 2022, there was $6.8 million of total unrecognized compensation expense related to non-vested PSUs, which is being amortized through mid-2025.
A summary of activity during the nine months ended September 30, 2022, is presented in the following table:

	PSUs (1)	Weighted-Average Grant-Date Fair Value
Non-vested at beginning of year	464,483	$12.80
Granted	276,010	$26.67
Vested	(460,928)	$12.80
Forfeited	(3,555)	$12.80
Non-vested at end of quarter	276,010	$26.67
____________________________________________
(1)    The number of shares of common stock assumes a multiplier of one. The actual number of shares of common stock to be issued will range from zero to two times the number of PSUs awarded depending on the three-year performance multiplier.
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
The Company records compensation expense associated with the issuance of RSUs based on the fair value of the awards as of the date of grant. The fair value of an RSU is equal to the closing price of the Company’s common stock on the date of the grant. Compensation expense for RSUs is recognized within general and administrative expense and exploration expense over the vesting periods of the respective awards. During the nine months ended September 30, 2022, the Company granted to employees a total of 526,776 RSUs with a grant date fair value of $18.0 million, and the Company settled RSUs upon the vesting of awards granted in previous years. The Company and all eligible recipients mutually agreed to net share settle a portion of the vested awards to cover income and payroll tax withholdings, as provided for in the Equity Plan and applicable award agreements. After withholding 284,423 shares to satisfy income and payroll tax withholding obligations, 636,504 shares of the Company’s common stock were issued in accordance with the terms of the applicable award agreements during the nine months ended September 30, 2022.
Total compensation expense recorded for RSUs was $3.5 million and $2.9 million for the three months ended September 30, 2022, and 2021, respectively, and $10.0 million and $7.2 million for the nine months ended September 30, 2022, and 2021, respectively. As of September 30, 2022, there was $27.8 million of total unrecognized compensation expense related to non-vested RSUs, which is being amortized through mid-2025.
A summary of activity during the nine months ended September 30, 2022, is presented in the following table:

	RSUs	Weighted-Average Grant-Date Fair Value
Non-vested at beginning of year	1,841,237	$13.79
Granted	526,776	$34.08
Vested	(920,927)	$12.17
Forfeited	(49,704)	$16.62
Non-vested at end of quarter	1,397,382	$22.41

Director Shares
During the nine months ended September 30, 2022, and 2021, the Company issued a total of 29,471 and 57,795 shares, respectively, of its common stock as compensation to its non-employee directors under the Equity Plan. Shares issued during 2022 will fully vest on December 31, 2022, and shares issued during 2021 fully vested on December 31, 2021.
Employee Stock Purchase Plan
Under the Company’s Employee Stock Purchase Plan (“ESPP”), eligible employees may purchase shares of the Company’s common stock through payroll deductions of up to 15 percent of eligible compensation, subject to a maximum of 2,500 shares per offering period and a maximum of $25,000 in value related to purchases for each calendar year. The purchase price of the common stock is 85 percent of the lower of the trading price of the common stock on either the first or last day of the six-month offering period. The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. There were a total of 65,634 and 252,665 shares issued under the ESPP during the nine months ended September 30, 2022, and 2021, respectively. Total proceeds to the Company for the issuance of these shares was $1.6 million and $1.3 million for the nine months ended September 30, 2022, and 2021, respectively. The fair value of ESPP grants is measured at the date of grant using the Black-Scholes option-pricing model.
Please refer to Note 7 - Compensation Plans in the 2021 Form 10-K for additional detail on the Company’s Equity Plan.
Note 8 - Fair Value Measurements
The Company follows fair value measurement accounting guidance for all assets and liabilities measured at fair value. This guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. Market or observable inputs are the preferred sources of values, followed by assumptions based on hypothetical transactions in the absence of market inputs. The fair value hierarchy for grouping these assets and liabilities is based on the significance level of the following inputs:
•Level 1 – quoted prices in active markets for identical assets or liabilities
•Level 2 – quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations whose inputs are observable or whose significant value drivers are observable
•Level 3 – significant inputs to the valuation model are unobservable
The following table is a listing of the Company’s assets and liabilities that are measured at fair value in the accompanying balance sheets and where they are classified within the fair value hierarchy as of September 30, 2022:

	Level 1	Level 2	Level 3

	(in thousands)
Assets:
Derivatives (1)	$—	$78,255	$—
Liabilities:
Derivatives (1)	$—	$189,223	$—
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
Long-Term Debt
The following table reflects the fair value of the Company’s Senior Notes obligations measured using Level 1 inputs based on quoted secondary market trading prices. These notes were not presented at fair value on the accompanying balance sheets as of September 30, 2022, or December 31, 2021, as they were recorded at carrying value, net of any unamortized discounts and deferred financing costs. Please refer to Note 5 - Long-Term Debt above for additional information.

	As of September 30, 2022		As of December 31, 2021
	Principal Amount	Fair Value	Principal Amount	Fair Value

	(in thousands)
10.0% Senior Secured Notes due 2025	$—	$—	$446,675	$491,628
5.0% Senior Notes due 2024	$—	$—	$104,769	$104,583
5.625% Senior Notes due 2025	$349,118	$337,073	$349,118	$353,091
6.75% Senior Notes due 2026	$419,235	$401,627	$419,235	$431,787
6.625% Senior Notes due 2027	$416,791	$403,154	$416,791	$432,783
6.5% Senior Notes due 2028	$400,000	$381,456	$400,000	$417,284
Note 9 - Earnings Per Share
Basic net income or loss per common share is calculated by dividing net income or loss available to common stockholders by the basic weighted-average number of common shares outstanding for the respective period. Diluted net income or loss per common share is calculated by dividing net income or loss available to common stockholders by the diluted weighted-average number of common shares outstanding, which includes the effect of potentially dilutive securities. Potentially dilutive securities for this calculation consist primarily of non-vested RSUs, contingent PSUs, and Warrants, all of which were measured using the treasury stock method. The Warrants became exercisable at the election of the holders on January 15, 2021, and as a result, they were included as potentially dilutive securities on an adjusted weighted-average basis for the portion of the nine months ended September 30, 2021, for which they were outstanding. A majority of the Warrants were exercised during the second quarter of 2021, and the remaining outstanding Warrants were dilutive during the three months ended September 30, 2022, and 2021, and the nine months ended September 30, 2022, as presented below. Please refer to Note 3 - Equity and Note 7 - Compensation Plans in this report, and Note 9 - Earnings Per Share in the 2021 Form 10-K for additional detail on these potentially dilutive securities.

When the Company recognizes a net loss from continuing operations, all potentially dilutive shares are anti-dilutive and are consequently excluded from the calculation of diluted net loss per common share. The following table details the weighted-average number of anti-dilutive securities for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021

	(in thousands)
Anti-dilutive	—	—	—	5,200
The following table sets forth the calculations of basic and diluted net income (loss) per common share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021

	(in thousands, except per share data)
Net income (loss)	$481,240	$85,593	$853,489	$(388,671)

Basic weighted-average common shares outstanding	123,195	121,457	122,318	118,224
Dilutive effect of non-vested RSUs and contingent PSUs	1,065	2,375	1,896	—
Dilutive effect of Warrants	19	19	19	—
Diluted weighted-average common shares outstanding	124,279	123,851	124,233	118,224

Basic net income (loss) per common share	$3.91	$0.70	$6.98	$(3.29)
Diluted net income (loss) per common share	$3.87	$0.69	$6.87	$(3.29)
Note 10 - Derivative Financial Instruments
Summary of Oil, Gas, and NGL Derivative Contracts in Place
The Company regularly enters into commodity derivative contracts to mitigate a portion of its exposure to oil, gas, and NGL price volatility and location differentials, and the associated impact on cash flows. As of September 30, 2022, all contracts were entered into for other-than-trading purposes. The Company’s commodity derivative contracts consist of price swap and collar arrangements for oil, gas, and NGL production. In a typical commodity swap agreement, if the agreed upon published third-party index price (“index price”) is lower than the swap price, the Company receives the difference between the index price and the agreed upon swap price. If the index price is higher than the swap price, the Company pays the difference. For collar arrangements, the Company receives the difference between an agreed upon index price and the floor price if the index price is below the floor price. The Company pays the difference between the agreed upon ceiling price and the index price if the index price is above the ceiling price. No amounts are paid or received if the index price is between the floor and ceiling prices.
The Company has entered into fixed price oil and gas basis swaps in order to mitigate exposure to adverse pricing differentials between certain industry benchmark prices and the actual physical pricing points where the Company’s production is sold. As of September 30, 2022, the Company has basis swap contracts with fixed price differentials between:
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
•NYMEX HH and Inside FERC West Texas (“IF Waha”) for a portion of its Midland Basin gas production with sales contracts that settle at IF Waha prices; and
•NYMEX HH and Inside FERC Houston Ship Channel (“IF HSC”) for a portion of its South Texas gas production with sales contracts that settle at IF HSC prices.

The Company has also entered into oil swap contracts to fix the differential in pricing between the NYMEX calendar month average and the physical crude oil delivery month (“Roll Differential”) in which the Company pays the periodic variable Roll Differential and receives a weighted-average fixed price differential. The weighted-average fixed price differential represents the amount of net addition (reduction) to delivery month prices for the notional volumes covered by the swap contracts.
As of September 30, 2022, the Company had commodity derivative contracts outstanding through the fourth quarter of 2025 as summarized in the table below:

	Contract Period
	Fourth Quarter 2022	2023	2024	2025
Oil Derivatives (volumes in MBbl and prices in $ per Bbl):
Swaps
NYMEX WTI Volumes	1,923	1,190	—	—
Weighted-Average Contract Price	$44.58	$45.20	$—	$—
ICE Brent Volumes	—	3,650	910	—
Weighted-Average Contract Price	$—	$86.50	$85.50	$—
Collars
NYMEX WTI Volumes	1,128	1,331	919	—
Weighted-Average Floor Price	$63.74	$66.01	$75.00	$—
Weighted-Average Ceiling Price	$75.48	$80.79	$81.47	$—
Basis Swaps
WTI Midland-NYMEX WTI Volumes	2,462	3,613	—	—
Weighted-Average Contract Price	$1.15	$0.73	$—	$—
ICE Brent-NYMEX WTI Volumes	920	—	—	—
Weighted-Average Contract Price	$(7.78)	$—	$—	$—
WTI Houston MEH-NYMEX WTI Volumes	374	1,234	—	—
Weighted-Average Contract Price	$1.25	$1.52	$—	$—
Roll Differential Swaps
NYMEX WTI Volumes	3,248	4,968	—	—
Weighted-Average Contract Price	$0.21	$0.62	$—	$—

Gas Derivatives (volumes in BBtu and prices in $ per MMBtu):
Swaps
NYMEX HH Volumes	2,806	—	—	—
Weighted-Average Contract Price	$5.50	$—	$—	$—
IF HSC Volumes	6,982	—	—	—
Weighted-Average Contract Price	$2.47	$—	$—	$—
IF Waha Volumes	3,067	900	—	—
Weighted-Average Contract Price	$2.22	$3.98	$—	$—
Collars
NYMEX HH Volumes	1,908	24,170	—	—
Weighted-Average Floor Price	$3.50	$3.74	$—	$—
Weighted-Average Ceiling Price	$4.44	$6.32	$—	$—
IF HSC Volumes	—	5,085	—	—
Weighted-Average Floor Price	$—	$4.10	$—	$—
Weighted-Average Ceiling Price	$—	$5.63	$—	$—

	Contract Period (continued)
	Fourth Quarter 2022	2023	2024	2025
Basis Swaps
IF Waha-NYMEX HH Volumes	—	7,247	20,958	20,501
Weighted-Average Contract Price	$—	$(1.02)	$(0.86)	$(0.66)
IF HSC-NYMEX HH Volumes	—	9,582	—	—
Weighted-Average Contract Price	$—	$0.07	$—	$—

NGL Derivatives (volumes in MBbl and prices in $ per Bbl):
Swaps
OPIS Propane Mont Belvieu Non-TET Volumes	113	—	—	—
Weighted-Average Contract Price	$35.91	$—	$—	$—
Collars
OPIS Propane Mont Belvieu Non-TET Volumes	173	—	—	—
Weighted-Average Floor Price	$24.11	$—	$—	$—
Weighted-Average Ceiling Price	$28.13	$—	$—	$—
Commodity Derivative Contracts Entered Into Subsequent to September 30, 2022
Subsequent to September 30, 2022, the Company entered into the following commodity derivative contracts:
•WTI Midland-NYMEX WTI basis swap contracts for 2023 for a total of 1.7 MMBbl of oil production at a weighted-average contract price of $1.36 per Bbl;
•WTI Houston MEH-NYMEX WTI basis swap contracts for the first and second quarters of 2023 for a total of 0.2 MMBbl of oil production at a weighted-average contract price of $2.11 per Bbl;
•NYMEX HH swap contracts for the second and third quarters of 2023 for a total of 2,890 BBtu of gas production at a weighted-average contract price of $5.08 per MMBtu;
•NYMEX HH collar contracts for the fourth quarter of 2023 and the first quarter of 2024 for a total of 3,423 BBtu of gas production at a weighted-average floor price of $4.27 per MMBtu and a weighted-average ceiling price of $8.52 per MMBtu; and
•IF HSC-NYMEX HH basis swap contract for the second through fourth quarters of 2023 for a total of 2,750 BBtu of gas production at a contract price of $(0.30) per MMBtu.
Derivative Assets and Liabilities Fair Value
The Company’s commodity derivatives are measured at fair value and are included in the accompanying balance sheets as derivative assets and liabilities, with the exception of derivative instruments that meet the “normal purchase normal sale” exclusion. The Company does not designate its commodity derivative contracts as hedging instruments. The fair value of the commodity derivative contracts was a net liability of $111.0 million and $320.9 million as of September 30, 2022, and December 31, 2021, respectively.

The following table details the fair value of commodity derivative contracts recorded in the accompanying balance sheets, by category:

	As of September 30, 2022	As of December 31, 2021

	(in thousands)
Derivative assets:
Current assets	$42,207	$24,095
Noncurrent assets	36,048	239
Total derivative assets	$78,255	$24,334
Derivative liabilities:
Current liabilities	$174,717	$319,506
Noncurrent liabilities	14,506	25,696
Total derivative liabilities	$189,223	$345,202
Offsetting of Derivative Assets and Liabilities
As of September 30, 2022, and December 31, 2021, all derivative instruments held by the Company were subject to master netting arrangements with various financial institutions. In general, the terms of the Company’s agreements provide for offsetting of amounts payable or receivable between it and the counterparty, at the election of both parties, for transactions that settle on the same date and in the same currency. The Company’s agreements also provide that in the event of an early termination, the counterparties have the right to offset amounts owed or owing under that and any other agreement with the same counterparty. The Company’s accounting policy is to not offset these positions in its accompanying balance sheets.
The following table provides a reconciliation between the gross assets and liabilities reflected on the accompanying balance sheets and the potential effects of master netting arrangements on the fair value of the Company’s commodity derivative contracts:

	Derivative Assets as of		Derivative Liabilities as of
	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021

	(in thousands)
Gross amounts presented in the accompanying balance sheets	$78,255	$24,334	$(189,223)	$(345,202)
Amounts not offset in the accompanying balance sheets	(56,524)	(22,862)	56,524	22,862
Net amounts	$21,731	$1,472	$(132,699)	$(322,340)

The following table summarizes the commodity components of the derivative settlement loss, and the net derivative (gain) loss line items presented within the accompanying unaudited condensed consolidated statements of cash flows (“accompanying statements of cash flows”) and the accompanying statements of operations, respectively:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021

	(in thousands)
Derivative settlement loss:
Oil contracts	$120,430	$154,113	$428,811	$344,740
Gas contracts	61,981	35,757	142,369	88,437
NGL contracts	3,888	23,685	23,900	47,085
Total derivative settlement loss	$186,299	$213,555	$595,080	$480,262

Net derivative (gain) loss:
Oil contracts	$(180,300)	$68,194	$235,023	$611,224
Gas contracts	47,973	109,802	142,695	220,088
NGL contracts	(5,250)	31,150	7,462	92,871
Total net derivative (gain) loss	$(137,577)	$209,146	$385,180	$924,183
Credit Related Contingent Features
As of September 30, 2022, all of the Company’s derivative counterparties were members of the Credit Agreement lender group, with the exception of one counterparty with whom the Company has derivative contracts outstanding through December 31, 2022, that was a part of the lender group under the prior credit agreement. The contracts with this counterparty were entered into while the counterparty was a member of the prior credit agreement lender group. The Company does not enter into derivative contracts with counterparties that are not part of the lender group. Under the Credit Agreement, the Company is required to provide mortgage liens on assets having a value equal to at least 85 percent of the total PV-9, as defined in the Credit Agreement, of the Company’s proved oil and gas properties evaluated in the most recent reserve report. Collateral securing indebtedness under the Credit Agreement also secures the Company’s derivative agreement obligations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion includes forward-looking statements. Please refer to the Cautionary Information about Forward-Looking Statements section of this report for important information about these types of statements. Additionally, the following discussion includes sequential quarterly comparison to the financial information presented in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed with the SEC on August 4, 2022. Throughout the following discussion, we explain changes between the three months ended September 30, 2022, and the three months ended June 30, 2022 (“sequential quarterly” or “sequentially”), as well as the year-to-date (“YTD”) change between the nine months ended September 30, 2022, and the nine months ended September 30, 2021 (“YTD 2022-over-YTD 2021”).
Overview of the Company
General Overview
Our strategic objective is to be a premier operator of top-tier oil and gas assets. Our purpose is to make people’s lives better by responsibly producing energy supplies, contributing to domestic energy security and prosperity, and having a positive impact in the communities where we live and work. Our long-term vision is to sustainably grow value for all of our stakeholders. Our strategy for achieving our goals is to focus on high-quality economic drilling, completion, and production opportunities. Our investment portfolio is comprised of oil and gas producing assets in the state of Texas, specifically in the Midland Basin of West Texas and in the Maverick Basin of South Texas. With our continued success in generating cash flows and reducing our outstanding principal debt balance, our short-term goals include returning value to stockholders in a sustainable and repeatable way through our Stock Repurchase Program and recently increased fixed dividend payments.
We are committed to exceptional safety, health, and environmental stewardship; supporting the professional development of a diverse and thriving team of employees; making a positive impact in the communities where we live and work; and transparency in reporting on our progress in these areas. We have prioritized ESG initiatives by, among other things, integrating enhanced environmental and social programs throughout the organization and setting near-term and medium-term goals that include reducing flaring and greenhouse gas emissions intensity and maintaining low methane emissions intensity. Additionally, we are implementing systems to track additional ESG metrics, to improve future reporting, and to increase employee awareness. The Environmental, Social and Governance Committee of our Board of Directors oversees, among other things, the development and implementation of the Company’s ESG policies, programs and initiatives, and, together with management, reports to our Board of Directors regarding such matters. Further demonstrating our commitment to sustainable operations and environmental stewardship, compensation for our executives and eligible employees under our long-term incentive plan, and compensation for all employees under our short-term incentive plan is calculated based on, in part, certain Company-wide performance-based metrics that include key financial, operational, environmental, health, and safety measures.
Global commodity and financial markets remain subject to heightened levels of uncertainty and volatility as a result of inflation, macroeconomic uncertainty, the ongoing conflict between Russia and Ukraine and associated economic and trade sanctions on Russia, and the Pandemic. These issues have contributed to increased service provider costs, supply chain disruptions, a rise in interest rates, and could have further industry-specific impacts, which may require us to adjust our business plan. For additional detail, please refer to the Risk Factors section in Part I, Item 1A of our 2021 Form 10-K. Despite continuing impacts of geopolitical issues and future macroeconomic uncertainty, we expect to maintain our ability to sustain strong operational performance and financial stability while maximizing returns, improving leverage metrics, and maximizing the value of our top-tier Midland Basin and South Texas assets.
Areas of Operations
Our Midland Basin assets are comprised of approximately 80,000 net acres located in the Permian Basin in West Texas (“Midland Basin”). In the third quarter of 2022, drilling and completion activities within our RockStar and Sweetie Peck positions continued to focus primarily on development optimization and further delineating our Midland Basin position. Our Midland Basin position provides substantial future development opportunities within multiple oil-rich intervals, including the Spraberry and Wolfcamp formations.
Our South Texas assets are comprised of approximately 155,000 net acres located in the Maverick Basin in Dimmit and Webb Counties, Texas (“South Texas”). In the third quarter of 2022, our operations in South Texas were focused on production from both the Austin Chalk formation and Eagle Ford shale formation, and further development of the Austin Chalk formation. Our overlapping acreage position in the Maverick Basin covers a significant portion of the western Eagle Ford shale and Austin Chalk formations, and includes acreage across the oil, gas-condensate, and dry gas windows with gas composition amenable to processing for NGL extraction.
Our 2022 capital program is expected to be between $870.0 million and $900.0 million. Our financial and operational flexibility allows us to continually monitor the economic environment and adjust our activity level as warranted. Our 2022 capital program remains focused on highly economic oil development projects in both our Midland Basin and South Texas assets. We believe that our high-quality asset portfolio is capable of generating strong returns in the current macroeconomic environment, which we expect will enable us to grow cash flows, improve leverage metrics, and maintain strong financial flexibility. Please refer to Overview of Liquidity and Capital Resources below for discussion of how we expect to fund the remainder of our 2022 capital program.
Third Quarter 2022 Overview and Outlook for the Remainder of 2022
During the third quarter of 2022, our Board of Directors authorized the Stock Repurchase Program and increased our fixed dividend to $0.60 per share annually, to be paid in quarterly increments of $0.15 per share, both of which align with our goal to implement a sustainable and repeatable capital return program that creates long-term value for our stockholders. During the three months ended September 30, 2022, we repurchased and subsequently retired 452,734 shares of our outstanding common stock at a cost of $20.2 million. Please refer to Note 3 - Equity in Part I, Item 1 of this report for additional discussion.
Financial and Operational Results. Average net daily equivalent production for the three months ended September 30, 2022, decreased six percent sequentially to 137.8 MBOE, consisting of decreases in oil volumes of nine percent, or 5.8 MBbl per day, gas volumes of three percent, or 9.9 MMcf per day, and NGL volumes of six percent, or 1.4 MBbl per day.
Oil and NGL realized prices, before the effect of derivative settlements (“realized price” or “realized prices”), decreased sequentially by 15 percent and 14 percent, respectively, as a result of decreases in benchmark commodity prices during the third quarter of 2022. Realized prices for gas remained flat sequentially. Total realized price per BOE decreased 12 percent sequentially. The decrease in total realized price per BOE and the decrease in total net equivalent production volumes resulted in a 16 percent sequential decrease in oil, gas, and NGL production revenue, which was $827.6 million for the three months ended September 30, 2022, compared with $990.4 million for the three months ended June 30, 2022. Oil, gas, and NGL production expense per BOE of $12.62 for the three months ended September 30, 2022, increased two percent sequentially, primarily as a result of increases in lease operating expense (“LOE”) per BOE and ad valorem tax expense per BOE, mostly offset by a decrease in production tax expense per BOE.
We recorded a net derivative gain of $137.6 million for the three months ended September 30, 2022, compared with a net derivative loss of $104.2 million for the three months ended June 30, 2022. Included within these amounts are derivative settlement losses of $186.3 million and $240.6 million for the three months ended September 30, 2022, and June 30, 2022, respectively.
Operational and financial activities during the three months ended September 30, 2022, resulted in the following:
•Net cash provided by operating activities of $513.4 million for the three months ended September 30, 2022, compared with $542.6 million for the three months ended June 30, 2022.
•Net income of $481.2 million, or $3.87 per diluted share, for the three months ended September 30, 2022, compared with net income of $323.5 million, or $2.60 per diluted share, for the three months ended June 30, 2022.
•Adjusted EBITDAX, a non-GAAP financial measure, for the three months ended September 30, 2022, of $460.2 million, compared with $559.7 million for the three months ended June 30, 2022. Please refer to the caption Non-GAAP Financial Measures below for additional discussion and our definition of adjusted EBITDAX and reconciliations to net income (loss) and net cash provided by operating activities.
Please refer to Overview of Selected Production and Financial Information, Including Trends and Comparison of Financial Results and Trends Between the Three Months Ended September 30, 2022, and June 30, 2022, and Between the Nine Months Ended September 30, 2022, and 2021 below for additional discussion.
Operational Activities. In our Midland Basin program, we operated three drilling rigs and two completion crews, drilled 12 gross (10 net) wells and completed 15 gross (14 net) wells during the third quarter of 2022. Net equivalent production volumes decreased sequentially by five percent to 7.2 MMBOE. Costs incurred in our Midland Basin program during the three months ended September 30, 2022, totaled $129.0 million, or 51 percent of our total costs incurred for the period. During the remainder of 2022, we anticipate operating three drilling rigs and one completion crew. Activity is expected to focus primarily on developing the Spraberry and Wolfcamp formations within our RockStar and Sweetie Peck positions.
In our South Texas program, we operated two drilling rigs and averaged one completion crew, drilled eight gross (eight net) wells and completed 17 gross (17 net) wells during the third quarter of 2022. Net equivalent production volumes decreased sequentially by five percent to 5.5 MMBOE. Costs incurred in our South Texas program during the three months ended September 30, 2022, totaled $110.7 million, or 44 percent of our total costs incurred for the period. During the remainder of 2022, we anticipate operating two drilling rigs and one completion crew, focused primarily on developing the Austin Chalk formation.

The table below provides a quarterly summary of changes in our drilled but not completed well count and current year drilling and completion activity in our operated programs for the three and nine months ended September 30, 2022:

	Midland Basin		South Texas (1)		Total
	Gross	Net	Gross	Net	Gross	Net
Wells drilled but not completed at December 31, 2021	30	27	32	32	62	59
Wells drilled	16	14	9	9	25	23
Wells completed	(6)	(5)	(13)	(13)	(19)	(18)
Wells drilled but not completed at March 31, 2022	40	36	28	28	68	64
Wells drilled (2)	16	13	11	10	27	23
Wells completed (2)	(7)	(7)	(2)	(2)	(9)	(9)
Wells drilled but not completed at June 30, 2022 (3)	49	41	37	36	86	78
Wells drilled	12	10	8	8	20	18
Wells completed	(15)	(14)	(17)	(17)	(32)	(31)
Wells drilled but not completed at September 30, 2022 (3)	46	38	28	27	74	65
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
Costs Incurred. Costs incurred in oil and gas property acquisition, exploration, and development activities, whether capitalized or expensed, totaled $253.8 million and $677.4 million for the three and nine months ended September 30, 2022, respectively, and were primarily incurred in our Midland Basin and South Texas programs as further detailed in Operational Activities above.

Production Results. The table below presents our production by product type for each of our assets for the sequential quarterly periods and the YTD 2022-over-YTD 2021 periods:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	June 30, 2022	September 30, 2022	September 30, 2021
Midland Basin Production:
Oil (MMBbl)	4.5	4.9	14.7	18.5
Gas (Bcf)	16.1	16.0	47.5	38.9
NGLs (MMBbl)	—	—	—	—
Equivalent (MMBOE)	7.2	7.6	22.6	25.0
Average net daily equivalent (MBOE per day)	78.1	83.2	82.9	91.6
Relative percentage	57%	57%	57%	68%

South Texas Production:
Oil (MMBbl)	1.2	1.2	3.6	1.7
Gas (Bcf)	14.9	15.5	46.3	38.2
NGLs (MMBbl)	1.8	1.9	5.9	3.8
Equivalent (MMBOE)	5.5	5.8	17.2	11.8
Average net daily equivalent (MBOE per day)	59.7	63.4	63.0	43.2
Relative percentage	43%	43%	43%	32%

Total Production:
Oil (MMBbl)	5.7	6.1	18.3	20.2
Gas (Bcf)	31.0	31.5	93.8	77.1
NGLs (MMBbl)	1.8	1.9	5.9	3.8
Equivalent (MMBOE)	12.7	13.3	39.8	36.8
Average net daily equivalent (MBOE per day)	137.8	146.6	145.8	134.8
____________________________________________
Note: Amounts may not calculate due to rounding.
Please refer to Overview of Selected Production and Financial Information, Including Trends and Comparison of Financial Results and Trends Between the Three Months Ended September 30, 2022, and June 30, 2022, and Between the Nine Months Ended September 30, 2022, and 2021 below for discussion on production.
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

The following table summarizes commodity price data, as well as the effect of derivative settlements, for the three months ended September 30, 2022, June 30, 2022, and September 30, 2021:

	For the Three Months Ended
	September 30, 2022	June 30, 2022	September 30, 2021
Oil (per Bbl):
Average NYMEX contract monthly price	$91.56	$108.41	$70.56
Realized price	$92.66	$108.64	$69.30
Effect of oil derivative settlements	$(21.22)	$(29.19)	$(19.13)
Gas:
Average NYMEX monthly settle price (per MMBtu)	$8.20	$7.17	$4.01
Realized price (per Mcf)	$7.58	$7.66	$5.12
Effect of gas derivative settlements (per Mcf)	$(2.00)	$(1.69)	$(1.23)
NGLs (per Bbl):
Average OPIS price (1)	$42.47	$50.05	$40.39
Realized price	$36.36	$42.08	$36.87
Effect of NGL derivative settlements	$(2.11)	$(4.13)	$(16.65)
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
Given the uncertainty surrounding (a) the ongoing conflict between Russia and Ukraine, (b) the economic and trade sanctions that certain countries have imposed on Russia, (c) production output from the Organization of the Petroleum Exporting Countries (“OPEC”) plus other non-OPEC oil producing countries (collectively referred to as “OPEC+”), and the potential impacts of these issues on global commodity and financial markets, we expect benchmark prices for oil, gas, and NGLs to remain volatile for the foreseeable future, and we cannot reasonably predict the timing or likelihood of any future impacts that may result, which could include further inflation, supply chain disruptions, a continued rise in interest rates, and industry-specific impacts. In addition to supply and demand fundamentals, as global commodities, the prices for oil, gas, and NGLs are affected by real or perceived geopolitical risks in various regions of the world as well as the relative strength of the United States dollar compared to other currencies. Our realized prices at local sales points may also be affected by infrastructure capacity in the areas of our operations and beyond.
The following table summarizes 12-month strip prices for NYMEX WTI oil, NYMEX Henry Hub gas, and OPIS NGLs as of October 27, 2022, and September 30, 2022:

	As of October 27, 2022	As of September 30, 2022
NYMEX WTI oil (per Bbl)	$83.78	$75.32
NYMEX Henry Hub gas (per MMBtu)	$5.14	$5.85
OPIS NGLs (per Bbl)	$33.81	$32.91
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

Financial Results of Operations and Additional Comparative Data
The tables below provide information regarding selected production and financial information for the three months ended September 30, 2022, and the preceding three quarters:

	For the Three Months Ended
	September 30,	June 30,	March 31,	December 31,
	2022	2022	2022	2021

	(in millions)
Production (MMBOE)	12.7	13.3	13.8	14.6
Oil, gas, and NGL production revenue	$827.6	$990.4	$858.7	$852.4
Oil, gas, and NGL production expense	$160.0	$165.6	$144.7	$143.3
Depletion, depreciation, amortization, and asset retirement obligation liability accretion	$145.9	$154.8	$159.5	$200.0
Exploration	$14.2	$20.9	$9.0	$12.6
General and administrative	$28.4	$28.3	$25.0	$37.1
Net income	$481.2	$323.5	$48.8	$424.9
____________________________________________
Note: Amounts may not calculate due to rounding.
Selected Performance Metrics

	For the Three Months Ended
	September 30,	June 30,	March 31,	December 31,
	2022	2022	2022	2021
Average net daily equivalent production (MBOE per day)	137.8	146.6	153.3	158.3
Lease operating expense (per BOE)	$5.64	$5.11	$4.25	$4.21
Transportation costs (per BOE)	$2.87	$2.87	$2.74	$2.61
Production taxes as a percent of oil, gas, and NGL production revenue	4.9%	5.1%	4.7%	4.8%
Ad valorem tax expense (per BOE)	$0.93	$0.69	$0.58	$0.22
Depletion, depreciation, amortization, and asset retirement obligation liability accretion (per BOE)	$11.50	$11.60	$11.56	$13.74
General and administrative (per BOE)	$2.24	$2.12	$1.81	$2.55
____________________________________________
Note: Amounts may not calculate due to rounding.

Overview of Selected Production and Financial Information, Including Trends

	For the Three Months Ended		Amount Change Between Periods	Percent Change Between Periods	For the Nine Months Ended		Amount Change Between Periods	Percent Change Between Periods
	September 30,	June 30,			September 30,	September 30,
	2022	2022			2022	2021
Net production volumes: (1)
Oil (MMBbl)	5.7	6.1	(0.5)	(8)%	18.3	20.2	(1.9)	(9)%
Gas (Bcf)	31.0	31.5	(0.6)	(2)%	93.8	77.1	16.7	22%
NGLs (MMBbl)	1.8	1.9	(0.1)	(5)%	5.9	3.8	2.1	56%
Equivalent (MMBOE)	12.7	13.3	(0.7)	(5)%	39.8	36.8	3.0	8%
Average net daily production: (1)
Oil (MBbl per day)	61.7	67.5	(5.8)	(9)%	66.9	73.9	(6.9)	(9)%
Gas (MMcf per day)	336.5	346.3	(9.9)	(3)%	343.7	282.5	61.2	22%
NGLs (MBbl per day)	20.1	21.4	(1.4)	(6)%	21.6	13.9	7.8	56%
Equivalent (MBOE per day)	137.8	146.6	(8.8)	(6)%	145.8	134.8	11.0	8%
Oil, gas, and NGL production revenue (in millions): (1)
Oil production revenue	$525.9	$667.0	$(141.1)	(21)%	$1,800.3	$1,300.5	$499.7	38%
Gas production revenue	234.6	241.3	(6.8)	(3)%	645.9	327.0	319.0	98%
NGL production revenue	67.1	82.0	(15.0)	(18)%	230.5	118.1	112.4	95%
Total oil, gas, and NGL production revenue	$827.6	$990.4	$(162.8)	(16)%	$2,676.7	$1,745.5	$931.1	53%
Oil, gas, and NGL production expense (in millions): (1)
Lease operating expense	$71.5	$68.1	$3.3	5%	$198.2	$164.2	$34.0	21%
Transportation costs	36.4	38.3	(1.8)	(5)%	112.4	101.4	11.0	11%
Production taxes	40.2	50.0	(9.8)	(20)%	130.7	80.4	50.3	63%
Ad valorem tax expense	11.9	9.2	2.7	29%	29.0	16.2	12.8	79%
Total oil, gas, and NGL production expense	$160.0	$165.6	$(5.6)	(3)%	$470.2	$362.1	$108.1	30%
Realized price:
Oil (per Bbl)	$92.66	$108.64	$(15.98)	(15)%	$98.52	$64.50	$34.02	53%
Gas (per Mcf)	$7.58	$7.66	$(0.08)	(1)%	$6.88	$4.24	$2.64	62%
NGLs (per Bbl)	$36.36	$42.08	$(5.72)	(14)%	$39.04	$31.19	$7.85	25%
Per BOE	$65.27	$74.23	$(8.96)	(12)%	$67.23	$47.43	$19.80	42%
Per BOE data: (1)
Oil, gas, and NGL production expense:
Lease operating expense	$5.64	$5.11	$0.53	10%	$4.98	$4.46	$0.52	12%
Transportation costs	2.87	2.87	—	—%	2.82	2.75	0.07	3%
Production taxes	3.17	3.75	(0.58)	(15)%	3.28	2.18	1.10	50%
Ad valorem tax expense	0.93	0.69	0.24	35%	0.73	0.44	0.29	66%
Total oil, gas, and NGL production expense (1)	$12.62	$12.41	$0.21	2%	$11.81	$9.84	$1.97	20%
Depletion, depreciation, amortization, and asset retirement obligation liability accretion	$11.50	$11.60	$(0.10)	(1)%	$11.56	$15.61	$(4.05)	(26)%
General and administrative	$2.24	$2.12	$0.12	6%	$2.05	$2.03	$0.02	1%
Derivative settlement loss (2)	$(14.69)	$(18.03)	$3.34	19%	$(14.95)	$(13.05)	$(1.90)	(15)%
Earnings per share information (in thousands, except per share data): (3)
Basic weighted-average common shares outstanding	123,195	121,910	1,285	1%	122,318	118,224	4,094	3%
Diluted weighted-average common shares outstanding	124,279	124,343	(64)	—%	124,233	118,224	6,009	5%
Basic net income (loss) per common share	$3.91	$2.65	$1.26	48%	$6.98	$(3.29)	$10.27	312%
Diluted net income (loss) per common share	$3.87	$2.60	$1.27	49%	$6.87	$(3.29)	$10.16	309%

______________________________________
(1)    Amounts and percentage changes may not calculate due to rounding.
(2)    Derivative settlements for the three months ended September 30, 2022, and for the nine months ended September 30, 2022, and 2021, are included within the net derivative (gain) loss line item in the accompanying statements of operations.
(3)    Please refer to Note 9 - Earnings Per Share in Part I, Item 1 of this report for additional discussion.
Average net daily equivalent production for the three months ended September 30, 2022, decreased six percent sequentially, consisting of six percent decreases from both our Midland Basin and South Texas assets primarily due to the effects of delayed well completions which were largely related to the supply chain, and impacts to production associated with offset activity. Average net daily equivalent production for the nine months ended September 30, 2022, increased eight percent compared with the same period in 2021, driven by an increase of 46 percent from our South Texas assets which was the result of increased capital allocation to our Austin Chalk assets, and strong well performance.
We present certain information on a per BOE basis in order to evaluate our performance relative to our peers and to identify and measure trends we believe may require additional analysis and discussion.
Our realized price on a per BOE basis decreased $8.96 sequentially as a result of decreases in oil and NGL benchmark prices. The impact on oil, gas, and NGL production revenues resulting from these decreases was partially offset by a decrease in the loss on the settlement of our commodity derivative contracts of $3.34 per BOE. Our realized price on a per BOE basis increased $19.80 YTD 2022-over-YTD 2021 as a result of increased benchmark commodity prices. The positive impact on oil, gas, and NGL production revenues resulting from this increase was partially offset by an increase in the loss on the settlement of our commodity derivative contracts of $1.90 per BOE.
LOE on a per BOE basis increased 10 percent sequentially and 12 percent YTD 2022-over-YTD 2021. These increases were the result of increased workover activity and increased service provider costs which have been impacted by inflation. The sequential quarterly increase was also driven by a five percent decrease in total net equivalent production volumes. For the full-year 2022, we expect LOE on a per BOE basis to increase, compared with 2021, due to increases in service provider costs and workover activity, which we expect to be partially offset by increasing activity in the Austin Chalk, where operating costs are lower than in the Midland Basin. We anticipate volatility in LOE on a per BOE basis as a result of changes in total production, changes in our overall production mix, timing of workover projects, and industry activity, all of which impact total LOE.
Transportation costs on a per BOE basis remained flat sequentially and increased three percent YTD 2022-over-YTD 2021. The YTD 2022-over-YTD 2021 increase was the result of a 46 percent increase in net daily equivalent production volumes from our South Texas assets which was partially offset by transportation contract cost reductions. In general, we expect total transportation costs to fluctuate relative to changes in gas and NGL production from our South Texas assets. For the full-year 2022, we expect transportation costs on an absolute basis to increase compared with 2021, as a result of increased activity in South Texas in 2022, where we incur a majority of our transportation costs. The impact of the expected increase in net equivalent production volumes from our South Texas assets is expected to outweigh the impact of transportation contract cost reductions, resulting in an expected increase in transportation costs on a per BOE basis for the full-year 2022, compared with 2021.
Production tax expense on a per BOE basis decreased 15 percent sequentially as a result of decreases in realized prices, and increased 50 percent YTD 2022-over-YTD 2021, as a result of increases in realized prices during the period. Our overall production tax rate for the three and nine months ended September 30, 2022, was 4.9 percent, compared with 5.1 percent for the three months ended June 30, 2022, and 4.6 percent for the nine months ended September 30, 2021. We generally expect production tax expense to correlate with oil, gas, and NGL production revenue on an absolute and per BOE basis. Product mix, the location of production, and incentives to encourage oil and gas development can also impact the amount of production tax expense that we recognize.
Ad valorem tax expense on a per BOE basis increased 35 percent sequentially and 66 percent YTD 2022-over-YTD 2021 as a result of changes to the expected value assessments of our producing properties, which are driven by increases in commodity prices. The sequential quarterly increase was further impacted by a decrease in total net equivalent production volumes. We anticipate volatility in ad valorem tax expense on a per BOE and absolute basis as the valuation of our producing properties changes.
Depletion, depreciation, amortization, and asset retirement obligation liability accretion (“DD&A”) expense on a per BOE basis remained flat sequentially and decreased 26 percent YTD 2022-over-YTD 2021 as a result of increased estimated proved reserves at year-end 2021 and increased activity in our Austin Chalk program, which has lower DD&A rates compared with our Midland Basin assets. Our DD&A rate fluctuates as a result of impairments, divestiture activity, carrying cost funding and sharing arrangements with third parties, changes in our production mix, and changes in our total estimated proved reserve volumes. We expect DD&A expense per BOE and DD&A expense on an absolute basis to decrease in 2022, compared with 2021, primarily as a result of increased estimated proved reserves and increased activity in our Austin Chalk program.
General and administrative (“G&A”) expense on a per BOE basis increased six percent sequentially as a result of decreased total net equivalent production volumes, and remained flat YTD 2022-over-YTD 2021. Despite inflationary pressures, for the full-year 2022 we currently expect G&A expense to decrease slightly on an absolute basis and to decrease on a per BOE basis, compared with

2021. However, G&A expense could fluctuate based on the results of the Company’s full year financial and operational performance metrics.
Please refer to Comparison of Financial Results and Trends Between the Three Months Ended September 30, 2022, and June 30, 2022, and Between the Nine Months Ended September 30, 2022, and 2021 below for additional discussion of operating expenses.
Comparison of Financial Results and Trends Between the Three Months Ended September 30, 2022, and June 30, 2022, and Between the Nine Months Ended September 30, 2022, and 2021
Average net daily equivalent production, production revenue, and production expense
Sequential Quarterly Changes. The following table presents changes in our average net daily equivalent production, production revenue, and production expense, by area, between the three months ended September 30, 2022, and June 30, 2022:

	Net Equivalent Production Decrease	Production Revenue Decrease	Production Expense Increase (Decrease)
	(MBOE per day)	(in millions)	(in millions)
Midland Basin	(5.1)	$(127.5)	$(8.3)
South Texas	(3.7)	(35.3)	2.7
Total	(8.8)	$(162.8)	$(5.6)
__________________________________________
Note: Amounts may not calculate due to rounding.
Average net daily equivalent production volumes decreased six percent, consisting of six percent decreases from both our Midland Basin and South Texas assets. Our realized oil, gas, and NGL prices decreased 15 percent, one percent, and 14 percent, respectively. The 12 percent decrease in total realized price per BOE, combined with a six percent decrease in average net daily equivalent production volumes, resulted in a 16 percent decrease in oil, gas, and NGL production revenue. Total production expense decreased three percent, primarily driven by a decrease in production tax expense, partially offset by increases in LOE and ad valorem tax expense.
YTD 2022-over-YTD 2021 Changes. The following table presents changes in our average net daily equivalent production, production revenue, and production expense, by area, between the nine months ended September 30, 2022, and 2021:

	Net Equivalent Production Increase (Decrease)	Production Revenue Increase	Production Expense Increase
	(MBOE per day)	(in millions)	(in millions)
Midland Basin	(8.7)	$416.7	$57.4
South Texas	19.7	514.4	50.7
Total	11.0	$931.1	$108.1
__________________________________________
Note: Amounts may not calculate due to rounding.
Average net daily equivalent production volumes increased eight percent, consisting of an increase of 46 percent from our South Texas assets partially offset by a decrease of 10 percent from our Midland Basin assets. Realized prices for oil, gas, and NGLs increased 53 percent, 62 percent, and 25 percent, respectively. As a result of increases in benchmark commodity prices and production volumes, oil, gas, and NGL production revenue increased 53 percent. Total production expense increased 30 percent, primarily as a result of increases in production tax expense and LOE.
Please refer to Overview of Selected Production and Financial Information, Including Trends above for additional discussion, including discussion of trends on a per BOE basis.
Depletion, depreciation, amortization, and asset retirement obligation liability accretion

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	June 30, 2022	September 30, 2022	September 30, 2021

	(in millions)
Depletion, depreciation, amortization, and asset retirement obligation liability accretion	$145.9	$154.8	$460.2	$574.4

DD&A expense decreased six percent sequentially and 20 percent YTD 2022-over-YTD 2021. The sequential quarterly decrease was primarily driven by a five percent decrease in net equivalent production volumes, and the YTD 2022-over-YTD 2021 decrease was driven by increased estimated proved reserves at year-end 2021 and increased activity in our Austin Chalk program, which has lower DD&A rates compared with our Midland Basin assets. Please refer to Overview of Selected Production and Financial Information, Including Trends above for additional discussion of DD&A expense on a per BOE basis.
Exploration

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	June 30, 2022	September 30, 2022	September 30, 2021

	(in millions)
Geological, geophysical, and other expenses	$6.8	$13.7	$21.8	$5.3
Overhead	7.4	7.2	22.3	21.4
Total	$14.2	$20.9	$44.1	$26.7
__________________________________________
Note: Prior periods have been adjusted to conform to the current period presentation.
Exploration expense decreased 32 percent sequentially and increased 65 percent YTD 2022-over-YTD 2021, as a result of unsuccessful exploration efforts outside of our core areas of operations which primarily impacted the three months ended June 30, 2022. Exploration expense fluctuates based on actual geological and geophysical studies we perform within an exploratory area, exploratory dry hole expense incurred, and changes in the amount of allocated overhead.
Impairment

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	June 30, 2022	September 30, 2022	September 30, 2021
	(in millions)
Impairment	$1.1	$4.4	$6.5	$26.3
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
Future impairments of proved and unproved properties are difficult to predict; however, based on our commodity price assumptions as of October 27, 2022, we do not expect any material oil and gas property impairments in the fourth quarter of 2022 resulting from commodity price impacts. We expect abandonment and impairment expense related to unproved properties to decrease for the full-year 2022, compared with 2021.
General and administrative

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	June 30, 2022	September 30, 2022	September 30, 2021

	(in millions)
General and administrative	$28.4	$28.3	$81.7	$74.9
G&A expense increased nine percent YTD 2022-over-YTD 2021 as a result of increased compensation expense. Please refer to the section Overview of Selected Production and Financial Information, Including Trends above for additional discussion of G&A expense on a per BOE basis.

Net derivative (gain) loss

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	June 30, 2022	September 30, 2022	September 30, 2021

	(in millions)
Net derivative (gain) loss	$(137.6)	$104.2	$385.2	$924.2
Net derivative (gain) loss is a result of changes in derivative fair values associated with fluctuations in the forward price curves for the commodities underlying our outstanding derivative contracts and the monthly cash settlements of our derivative positions during the period. The net derivative gain for the three months ended September 30, 2022, resulted from decreases in oil and NGL benchmark prices. The net derivative losses for the three months ended June 30, 2022, and for the nine months ended September 30, 2022, and 2021, resulted from increases in benchmark commodity prices. Please refer to Note 10 - Derivative Financial Instruments in Part I, Item 1 of this report for additional discussion.
Other operating expense, net

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	June 30, 2022	September 30, 2022	September 30, 2021

	(in millions)
Other operating expense, net	$1.2	$1.1	$2.6	$44.7
Other operating expense, net, recorded during the third quarter of 2021 related to legal settlements, including the settlement of the SPM NAM LLC et al. case. Please refer to Legal Proceedings in Part I, Item 3 of our 2021 Form 10-K for additional discussion.
Interest expense

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	June 30, 2022	September 30, 2022	September 30, 2021

	(in millions)
Interest expense	$(22.8)	$(35.5)	$(97.7)	$(120.3)
Interest expense decreased 36 percent sequentially and 19 percent YTD 2022-over-YTD 2021 as a result of the reduction in the aggregate principal amount of our Senior Notes through various transactions in 2021 and 2022, including the redemption of our 2024 Senior Notes on February 14, 2022, and the redemption of our 2025 Senior Secured Notes on June 17, 2022. As a result of these transactions, we expect interest expense to decrease for the full-year 2022, compared with 2021. Total interest expense can vary based on the timing and amount of borrowings under our revolving credit facility. Please refer to Note 5 - Long-Term Debt in Part I, Item 1 of this report and Overview of Liquidity and Capital Resources below for additional discussion.
Loss on extinguishment of debt

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	June 30, 2022	September 30, 2022	September 30, 2021

	(in millions)
Loss on extinguishment of debt	$—	$(67.2)	$(67.6)	$(2.1)
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

Income tax (expense) benefit

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	June 30, 2022	September 30, 2022	September 30, 2021

	(in millions, except tax rate)
Income tax (expense) benefit	$(119.4)	$(86.7)	$(219.0)	$0.1
Effective tax rate	19.9%	21.1%	20.4%	—%
The sequential quarterly decrease in the effective tax rate is primarily due to the effect of recorded discrete adjustments related to excess tax benefits from stock-based compensation awards which were partially offset by discrete adjustments related to compensation limits for certain covered individuals. Additionally, as a result of commodity price increases during 2022, compared with 2021, and cumulative financial statement income exceeding cumulative financial statement losses over the prior three years, we anticipate that the valuation allowance recorded against the derivative deferred tax asset as of September 30, 2022, will be reversed at year-end 2022. The effect of this anticipated reversal is included in the effective tax rate for the three and nine months ended September 30, 2022.
The YTD 2022-over-YTD 2021 increase in the effective tax rate was primarily due to the effect of higher forecast income for the year ended December 31, 2022, compared with the amount of forecast net income for the full-year 2021 as of September 30, 2021.
The tax rates for each period presented reflect the effect of valuation allowance adjustments, the proportional effects of excess tax benefits from stock-based compensation awards, and limits on expensing of certain covered individual’s compensation. Based on current projections, we estimate that between six percent and eight percent of full-year 2022 income tax expense will be current. During the nine months ended September 30, 2022, we made estimated federal income tax payments of $10.0 million.
Changes in federal income tax laws or enactment of proposed legislation to increase the corporate tax rate and eliminate or reduce certain oil and gas industry deductions could have a material impact on our effective tax rate and current tax expense. The enactment of the Inflation Reduction Act on August 16, 2022, is currently not expected to have a material effect on our consolidated financial statements.
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
Sources of Cash
For the nine months ended September 30, 2022, our capital program was funded with cash flows from operating activities and we expect that to continue for the remainder of 2022. As of September 30, 2022, our cash and cash equivalents balance was $498.4 million, which was an increase of $231.3 million from our cash and cash equivalents balance as of June 30, 2022. Although we expect cash flows from operations to be sufficient to fund our expected 2022 capital program, we may also use borrowings under our revolving credit facility or raise funds through new debt or equity offerings or from other sources of financing. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current stockholders could be diluted, and these newly issued securities may have rights, preferences, or privileges senior to those of certain existing stockholders and bondholders. Additionally, we may enter into carrying cost and sharing arrangements with third parties for certain exploration or development programs. All of our sources of liquidity can be affected by the general conditions of the broader economy, force majeure events, fluctuations in commodity prices, operating costs, tax law changes, and volumes produced, all of which affect us and our industry.
Our credit ratings affect the availability of and cost for us to borrow additional funds. Three major credit rating agencies have upgraded our credit ratings during 2022, reflecting our top-tier assets and operational performance, the redemption of our 2024 Senior Notes, and our strong liquidity profile, among other factors. Most recently, one major credit rating agency upgraded our credit rating upon our announcement of the Stock Repurchase Program in September 2022, citing our strong operational performance, ability to consistently generate cash flows with proceeds used to reduce gross debt, strong liquidity profile, and our use of financial derivative instruments as part of our financial risk management program. The credit rating agencies have also cited our priorities of improving our leverage metrics and continuing to reduce total debt, which we have achieved through the redemption of our 2025 Senior Secured Notes, and our expected ability to generate meaningful cash flows, among other reasons for the rating upgrades.

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
Credit Agreement
On August 2, 2022, we entered into the Credit Agreement which provides for a senior secured revolving credit facility with a maximum loan amount of $3.0 billion, an initial borrowing base of $2.5 billion, and initial aggregate lender commitments totaling $1.25 billion. As of September 30, 2022, the borrowing base and aggregate lender commitments under the Credit Agreement remained unchanged. No individual bank participating in the Credit Agreement represents more than 10 percent of the aggregate lender commitment. We must comply with certain financial and non-financial covenants under the terms of the Credit Agreement. We were in compliance with all financial and non-financial covenants under the Credit Agreement as of September 30, 2022, and through the filing of this report. Please refer to Note 5 - Long-Term Debt in Part I, Item 1 of this report for additional discussion, as well as the presentation of the outstanding balance, total amount of letters of credit, and available borrowing capacity under the Credit Agreement as of October 27, 2022, September 30, 2022, and December 31, 2021.
We had no revolving credit facility borrowings during the nine months ended September 30, 2022. Our daily weighted-average revolving credit facility debt balance for the nine months ended September 30, 2021, was $134.6 million. Cash flows provided by our operating activities, proceeds received from divestitures of properties, capital markets activities including open market debt repurchases, debt redemptions, repayment of scheduled debt maturities, and our capital expenditures, including acquisitions, all impact the amount we borrow under our revolving credit facility.
Weighted-Average Interest and Weighted-Average Borrowing Rates
Our weighted-average interest rate includes paid and accrued interest, fees on the unused portion of the aggregate commitment amount under the Credit Agreement, letter of credit fees, and the non-cash amortization of deferred financing costs. Our weighted-average interest rate was impacted by the non-cash amortization of the discount related to our 2025 Senior Secured Notes and our 2021 Senior Secured Convertible Notes for the periods during which they were outstanding. Our weighted-average borrowing rate includes paid and accrued interest only.
The following table presents our weighted-average interest rates and our weighted-average borrowing rates for the periods presented:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	June 30, 2022	September 30, 2022	September 30, 2021
Weighted-average interest rate	7.0%	8.1%	7.8%	7.7%
Weighted-average borrowing rate	6.4%	7.1%	7.0%	6.7%
Our weighted-average interest rates and our weighted-average borrowing rates decreased sequentially, due to the redemption of the 2025 Senior Secured Notes on June 17, 2022. We expect our weighted-average interest rates and weighted-average borrowing rates to decrease for the full-year 2022 compared with 2021, primarily as a result of the redemption of our 2025 Senior Secured Notes.
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
Uses of Cash
We use cash for the development, exploration, and acquisition of oil and gas properties; for the payment of operating and general and administrative costs, income taxes, dividends, and debt obligations, including interest; and for repurchases of shares of our common stock under the Stock Repurchase Program. Expenditures for the development, exploration, and acquisition of oil and gas properties are the primary use of our capital resources. During the nine months ended September 30, 2022, we spent approximately $591.8 million on capital expenditures. This amount differs from the costs incurred amount of $677.4 million for the nine months ended

September 30, 2022, as costs incurred is an accrual-based amount that also includes asset retirement obligations, geological and geophysical expenses, acquisitions of oil and gas properties, and exploration overhead amounts.
The amount and allocation of our future capital expenditures will depend upon a number of factors, including our cash flows from operating, investing, and financing activities, our ability to execute our development program, and the number and size of acquisitions that we complete. In addition, the impact of oil, gas, and NGL prices on investment opportunities, the availability of capital, tax law changes, and the timing and results of our exploration and development activities may lead to changes in funding requirements for future development. We periodically review our capital expenditure budget and guidance to assess if changes are necessary based on current and projected cash flows, acquisition and divestiture activities, debt requirements, and other factors. Our 2022 capital program is expected to be between $870.0 million and $900.0 million. We will continue to monitor the economic environment through the remainder of the year and adjust our activity level as warranted.
We may from time to time repurchase shares of our common stock, or repurchase or redeem all or portions of our outstanding debt securities, for cash, through exchanges for other securities, or a combination of both. Such repurchases or redemptions may be made in open market transactions, privately negotiated transactions, tender offers, pursuant to contractual provisions, or otherwise. Any such repurchases or redemptions will depend on prevailing market conditions, our liquidity requirements, contractual restrictions or covenants, compliance with securities laws, and other factors. The amounts involved in any such transaction may be material.
On September 7, 2022, we announced that our Board of Directors approved the Stock Repurchase Program authorizing us to repurchase up to $500.0 million in aggregate value of our common stock through December 31, 2024. We intend to fund repurchases from available working capital and cash provided by operating activities. Stock repurchases may also be funded with borrowings under the Credit Agreement. The timing, as well as the number and value of our shares repurchased under the Stock Repurchase Program, will be determined by certain authorized officers of the Company at their discretion and will depend on a variety of factors, including the market price of our common stock, general market and economic conditions and applicable legal requirements. During the three months ended September 30, 2022, we repurchased and subsequently retired 452,734 shares of our common stock at a cost of $20.2 million, and as of September 30, 2022, $479.8 million remained available under the Stock Repurchase Program for repurchases of our common stock. Please refer to Note 3 - Equity in Part I, Item 1 of this report for additional discussion. The Stock Repurchase Program terminates and supersedes the August 1998 authorization to repurchase common stock, under which 3,072,184 shares remained available for repurchase prior to termination.
On February 14, 2022, we redeemed all of the $104.8 million of aggregate principal amount outstanding of our 2024 Senior Notes at a redemption price equal to 100 percent of the principal amount of the 2024 Senior Notes on the date of redemption, plus accrued and unpaid interest. On June 17, 2022, we redeemed all of the $446.7 million of aggregate principal amount outstanding of our 2025 Senior Secured Notes at a redemption price equal to 107.5 percent of the principal amount of the 2025 Senior Secured Notes on the date of the redemption. We paid total consideration of $480.2 million, including premium, and paid $18.9 million of accrued interest related to the 2025 Senior Secured Notes. During the second quarter of 2021, we issued our 2028 Senior Notes and used the net cash proceeds of $392.8 million to repurchase $193.1 million and $172.3 million of outstanding principal amount of our 2022 Senior Notes and 2024 Senior Notes, respectively, through the Tender Offer, and to redeem the remaining $19.3 million of 2022 Senior Notes then outstanding through the 2022 Senior Notes Redemption. We paid total consideration of $385.3 million, including net premiums, and paid $5.2 million of accrued interest related to the 2022 Senior Notes and 2024 Senior Notes. The 2021 Senior Secured Convertible Notes matured on July 1, 2021, and on that day, we used borrowings under our revolving credit facility to retire at par the outstanding principal amount of $65.5 million. Please refer to Note 5 - Long-Term Debt in Part I, Item 1 of this report for additional discussion. These transactions were completed as part of our strategy for 2022 to reduce absolute debt and improve our leverage metrics.
Analysis of Cash Flow Changes Between the Nine Months Ended September 30, 2022, and 2021
The following tables present changes in cash flows between the nine months ended September 30, 2022, and 2021, for our operating, investing, and financing activities. The analysis following each table should be read in conjunction with our accompanying statements of cash flows in Part I, Item 1 of this report.
Operating activities

	For the Nine Months Ended September 30,		Amount Change Between Periods
	2022	2021

	(in millions)
Net cash provided by operating activities	$1,398.0	$730.1	$667.9
Net cash provided by operating activities increased for the nine months ended September 30, 2022, compared with the same period in 2021, primarily due to a $985.3 million increase in cash received from oil, gas, and NGL production revenues, net of transportation costs and production taxes partially offset by a $218.8 million increase in cash paid on settled derivative trades and an increase in cash paid for LOE, ad valorem taxes, and G&A expense of $50.8 million. Net cash provided by operating activities is also affected by working capital changes and the timing of cash receipts and disbursements.

Investing activities

	For the Nine Months Ended September 30,		Amount Change Between Periods
	2022	2021

	(in millions)
Net cash used in investing activities	$(592.4)	$(544.8)	$(47.6)
Net cash used in investing activities increased for the nine months ended September 30, 2022, compared with the same period in 2021, primarily due to increased capital expenditures of $41.6 million.
Financing activities

	For the Nine Months Ended September 30,		Amount Change Between Periods
	2022	2021

	(in millions)
Net cash used in financing activities	$(639.9)	$(155.6)	$(484.3)
Net cash used in financing activities for the nine months ended September 30, 2022, related to $480.2 million of cash paid, including premium, to redeem our 2025 Senior Secured Notes, and $104.8 million of cash paid to redeem our 2024 Senior Notes. These redemptions were made using cash on hand. Additionally, we paid $25.1 million for the net share settlement of employee and director stock awards and $20.2 million to repurchase and subsequently retire 452,734 shares of our common stock under the Stock Repurchase Program.
Net cash used in financing activities for the nine months ended September 30, 2021, related to net repayments under our revolving credit facility of $93.0 million and $65.5 million of cash paid to retire our 2021 Senior Secured Convertible Notes. Additionally, we paid $385.3 million of net cash, including net premiums, to fund the Tender Offer and the 2022 Senior Notes Redemption, and we received net cash proceeds of $392.8 million from the issuance of our 2028 Senior Notes.
Interest Rate Risk
We are exposed to market risk due to the floating interest rate associated with any outstanding balance on our revolving credit facility. Our Credit Agreement allows us to fix the interest rate for all or a portion of the principal balance of our revolving credit facility for a period up to six months. To the extent that the interest rate is fixed, interest rate changes will affect the revolving credit facility’s fair value but will not impact results of operations or cash flows. Conversely, for the portion of the revolving credit facility that has a floating interest rate, interest rate changes will not affect the fair value but will impact future results of operations and cash flows. Changes in interest rates do not impact the amount of interest we pay on our fixed-rate Senior Notes, but can impact their fair values. As of September 30, 2022, our outstanding principal amount of fixed-rate debt totaled $1.6 billion and we had no floating-rate debt outstanding. Please refer to Note 8 - Fair Value Measurements in Part I, Item 1 of this report for additional discussion on the fair values of our Senior Notes.
Commodity Price Risk
The prices we receive for our oil, gas, and NGL production directly impact our revenue, profitability, access to capital, and future rate of growth. Oil, gas, and NGL prices are subject to unpredictable fluctuations resulting from a variety of factors that are typically beyond our control, including changes in supply and demand associated with the broader macroeconomic environment and weather-related events. The markets for oil, gas, and NGLs have been volatile, especially over the last decade, and remain subject to heightened levels of uncertainty and volatility related to (a) the ongoing conflict between Russia and Ukraine, (b) the economic and trade sanctions that certain countries have imposed on Russia, (c) production output from OPEC+, and the associated potential impacts of these issues on global commodity and financial markets. These issues have contributed to inflation, supply chain disruptions, a rise in interest rates, and could have further industry-specific impacts, which may require us to adjust our business plan. The realized prices we receive for our production also depend on numerous factors that are typically beyond our control. Based on our production for the nine months ended September 30, 2022, a 10 percent decrease in our average realized oil, gas, and NGL prices, before the effects of derivative settlements, would have reduced our oil, gas, and NGL production revenues by approximately $180.0 million, $64.6 million, and $23.0 million, respectively. If commodity prices had been 10 percent lower, our net derivative settlements for the nine months ended September 30, 2022, would have offset the declines in oil, gas, and NGL production revenue by approximately $128.2 million.
We enter into commodity derivative contracts in order to reduce the risk of fluctuations in commodity prices. The fair value of our commodity derivative contracts is largely determined by estimates of the forward curves of the relevant price indices. As of September 30, 2022, a 10 percent increase or decrease in the forward curves associated with our oil, gas, and NGL commodity derivative instruments would have changed our net derivative positions for these products by approximately $79.2 million, $10.3 million, and $1.0 million, respectively.

Off-Balance Sheet Arrangements
We have not participated in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
We evaluate our transactions to determine if any variable interest entities exist. If we determine that we are the primary beneficiary of a variable interest entity, that entity is consolidated into our consolidated financial statements. We have not been involved in any unconsolidated SPE transactions during the nine months ended September 30, 2022, or through the filing of this report.
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

Non-GAAP Financial Measures
Adjusted EBITDAX represents net income (loss) before interest expense, interest income, income taxes, depletion, depreciation, amortization and asset retirement obligation liability accretion expense, exploration expense, property abandonment and impairment expense, non-cash stock-based compensation expense, derivative gains and losses net of settlements, gains and losses on divestitures, gains and losses on extinguishment of debt, and certain other items. Adjusted EBITDAX excludes certain items that we believe affect the comparability of operating results and can exclude items that are generally non-recurring in nature or whose timing and/or amount cannot be reasonably estimated. Adjusted EBITDAX is a non-GAAP measure that we believe provides useful additional information to investors and analysts, as a performance measure, for analysis of our ability to internally generate funds for exploration, development, acquisitions, and to service debt. We are also subject to financial covenants under our Credit Agreement as further described in Note 5 - Long-Term Debt in Part I, Item 1 of this report. In addition, adjusted EBITDAX is widely used by professional research analysts and others in the valuation, comparison, and investment recommendations of companies in the oil and gas exploration and production industry, and many investors use the published research of industry research analysts in making investment decisions. Adjusted EBITDAX should not be considered in isolation or as a substitute for net income (loss), income (loss) from operations, net cash provided by operating activities, or other profitability or liquidity measures prepared under GAAP. Because adjusted EBITDAX excludes some, but not all items that affect net income (loss) and may vary among companies, the adjusted EBITDAX amounts presented may not be comparable to similar metrics of other companies. Our revolving credit facility provides a material source of liquidity for us. Under the terms of our Credit Agreement, if we failed to comply with the covenants that establish a maximum permitted ratio of total funded debt, as defined in the Credit Agreement, to adjusted EBITDAX, we would be in default, an event that would prevent us from borrowing under our revolving credit facility and would therefore materially limit a significant source of our liquidity. In addition, if we are in default under our revolving credit facility and are unable to obtain a waiver of that default from our lenders, lenders under that facility and under the indentures governing each series of our outstanding Senior Notes would be entitled to exercise all of their remedies for default.
The following table provides reconciliations of our net income (loss) (GAAP) and net cash provided by operating activities (GAAP) to adjusted EBITDAX (non-GAAP) for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021

	(in thousands)
Net income (loss) (GAAP)	$481,240	$85,593	$853,489	$(388,671)
Interest expense	22,825	40,861	97,708	120,268
Income tax expense (benefit)	119,379	(39)	218,951	(95)
Depletion, depreciation, amortization, and asset retirement obligation liability accretion	145,865	202,701	460,169	574,375
Exploration (1)	13,203	7,801	41,152	23,742
Impairment	1,077	8,750	6,466	26,250
Stock-based compensation expense	5,105	4,498	13,858	14,191
Net derivative (gain) loss	(137,577)	209,146	385,180	924,183
Derivative settlement loss	(186,299)	(213,555)	(595,080)	(480,262)
(Gain) loss on extinguishment of debt	—	(5)	67,605	2,139
Other, net	(4,663)	905	(5,064)	2,407
Adjusted EBITDAX (non-GAAP)	460,155	346,656	1,544,434	818,527
Interest expense	(22,825)	(40,861)	(97,708)	(120,268)
Income tax (expense) benefit	(119,379)	39	(218,951)	95
Exploration (1)(2)	(11,993)	(7,801)	(27,959)	(23,742)
Amortization of debt discount and deferred financing costs	1,303	3,905	8,910	13,350
Deferred income taxes	110,048	(68)	202,996	(282)
Other, net	(457)	5,171	(461)	(9,708)
Net change in working capital	96,518	21,078	(13,230)	52,170
Net cash provided by operating activities (GAAP)	$513,370	$328,119	$1,398,031	$730,142
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
(2)    For the three and nine months ended September 30, 2022, amounts are net of certain capital expenditures related to unsuccessful exploration efforts outside of our core areas of operations.

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
Changes in Internal Control Over Financial Reporting
There have been no changes during the third quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On February 24, 2022, Russian military forces commenced a military operation in Ukraine and the sustained conflict and disruption in the region that has occurred since this date is expected to continue. Although the length, impact, and outcome of the ongoing military conflict in Ukraine is highly unpredictable, this conflict could lead to significant market and other disruptions, including significant volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability, changes in consumer or purchaser preferences, as well as increases in cyberattacks and espionage.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about purchases made by us and any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the three months ended September 30, 2022, of shares of our common stock, which is the sole class of equity securities registered by us pursuant to Section 12 of the Exchange Act:

PURCHASES OF EQUITY SECURITIES BY ISSUER AND AFFILIATED PURCHASES
Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Number or Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (as of period end date) (2)(3)
07/01/2022 - 07/31/2022	283,800	$34.19	—	3,072,184
08/01/2022 - 08/31/2022	—	$—	—	3,072,184
09/01/2022 - 09/30/2022	802,221	$44.42	452,734	$479,767,724
Total:	1,086,021	$41.75	452,734
___________________________________
(1)    633,287 shares purchased by us in the third quarter of 2022 were to offset tax withholding obligations that occurred upon the delivery of outstanding shares underlying RSUs and PSUs issued under the terms of award agreements granted under the Equity Plan.
(2)    On September 7, 2022, we announced that our Board of Directors approved the Stock Repurchase Program authorizing us to repurchase up to $500.0 million in aggregate value of our common stock through December 31, 2024. The Stock Repurchase Program permits us to repurchase our shares from time to time in open market transactions, through privately negotiated transactions or by other means in accordance with federal securities laws and subject to certain provisions of our Credit Agreement and the indentures governing our Senior Notes. We intend to fund repurchases from available working capital and cash provided by operating activities. Stock repurchases may also be funded with borrowings under our Credit Agreement. The timing, as well as the number and value of shares repurchased under the Stock Repurchase Program, will be determined by certain authorized officers of the Company at their discretion and will depend on a variety of factors, including the market price of our common stock, general market and economic conditions and applicable legal requirements. The value of shares authorized for repurchase by our Board of Directors does not require us to repurchase such shares or guarantee that such shares will be repurchased, and the Stock Repurchase Program may be suspended, modified, or discontinued at any time without prior notice. No assurance can be given that any particular number or dollar value of our shares will be repurchased. During the three months ended September 30, 2022, we repurchased and subsequently retired 452,734 shares of our common stock under the Stock Repurchase Program at a weighted-average share price of $44.69 for a total cost of $20.2 million, excluding commissions and fees.
(3)    The Stock Repurchase Program terminates and supersedes the August 1998 authorization to repurchase common stock, under which 3,072,184 shares remained available for repurchase prior to termination.
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
3.1
Restated Certificate of Incorporation of SM Energy Company, as amended through June 1, 2010 (filed as Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, and incorporated herein by reference)

3.2
Amended and Restated By-Laws of SM Energy Company, effective as of February 21, 2017 (filed as Exhibit 3.2 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2016, and incorporated herein by reference)

10.1
Seventh Amended and Restated Credit Agreement dated as of August 2, 2022, among SM Energy Company, Wells Fargo Bank, National Association, as Administrative Agent and Swingline Lender, and the Lenders party thereto (filed as Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, and incorporated herein by reference)

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

SM ENERGY COMPANY

November 4, 2022	By:	/s/ HERBERT S. VOGEL
Herbert S. Vogel
President and Chief Executive Officer
(Principal Executive Officer)

November 4, 2022	By:	/s/ A. WADE PURSELL
A. Wade Pursell
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

November 4, 2022	By:	/s/ PATRICK A. LYTLE
Patrick A. Lytle
Vice President - Chief Accounting Officer and Controller
(Principal Accounting Officer)