Form 10-K
period 2022-12-31
SM Energy Co
filed 2023-02-23
CIK 893538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☑    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the 120,301,526 shares of voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock on June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, of $34.19 per share, as reported on the New York Stock Exchange, was $4,113,109,174. Shares of common stock held by each director and executive officer and by each person who owns 10 percent or more of the outstanding common stock or who is otherwise believed by the registrant to be in a control position have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 9, 2023, the registrant had 121,931,676 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Items 10, 11, 12, 13, and 14 of Part III of this report is incorporated by reference from portions of the registrant’s Definitive Proxy Statement on Schedule 14A relating to its 2023 annual meeting of stockholders, to be filed within 120 days after December 31, 2022.

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
•the amount and nature of future capital expenditures, the resilience of our assets to declining commodity prices, and the availability of liquidity and capital resources to fund capital expenditures;
•our outlook on prices for future crude oil, natural gas, and natural gas liquids (also referred to throughout this report as “oil,” “gas,” and “NGLs,” respectively), well costs, service costs, production costs, and general and administrative costs, and the impacts of inflation on each of these;
•armed conflict, political instability, or civil unrest in oil and gas producing regions, including the ongoing conflict between Russia and Ukraine, and related potential effects on laws and regulations, or the imposition of economic or trade sanctions;
•any changes to the borrowing base or aggregate lender commitments under our Seventh Amended and Restated Credit Agreement (“Credit Agreement”);
•cash flows, liquidity, interest and related debt service expenses, changes in our effective tax rate, and our ability to repay debt in the future;
•our drilling and completion activities and other exploration and development activities, each of which could be impacted by supply chain disruptions and inflation, our ability to obtain permits and governmental approvals, and plans by us, our joint development partners, and/or other third-party operators;
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
Lease operating expenses (“LOE”). The expenses incurred in the lifting of oil, gas, and/or NGLs from a producing formation to the surface, constituting part of the current operating expenses of a working interest, and also including labor, superintendence, supplies, repairs, maintenance, allocated overhead costs, and other expenses incidental to production, but not including lease acquisition, drilling, or completion costs.
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
NYMEX WTI. New York Mercantile Exchange West Texas Intermediate, a common industry benchmark price for oil.
NYMEX Henry Hub. New York Mercantile Exchange Henry Hub, a common industry benchmark price for gas.
OPEC+. The Organization of the Petroleum Exporting Countries (“OPEC”) plus other non-OPEC oil producing countries.
OPIS. Oil Price Information Service, a common industry benchmark for NGL pricing at Mont Belvieu, Texas.
PV-10. PV-10 is a non-GAAP measure. The present value of estimated future revenue to be generated from the production of estimated net proved reserves, net of estimated production and future development costs, based on prices used in estimating the proved reserves and costs in effect as of the date indicated (unless such costs are subject to change pursuant to contractual provisions), without giving effect to non-property related expenses such as general and administrative expenses, debt service, future income tax expenses, or depreciation, depletion, and amortization, discounted using an annual discount rate of 10 percent. While this measure does not include the effect of income taxes as it would in the use of the standardized measure of discounted future net cash flows calculation, it does provide an indicative representation of the relative value of the Company on a comparative basis to other companies and from period to period. This measure is presented because management believes it provides useful information to investors for analysis of the Company's fundamental business on a recurring basis.
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
SOFR. Secured Overnight Financing Rate.
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
ITEMS 1. AND 2. BUSINESS AND PROPERTIES
General
We are an independent energy company currently engaged in the acquisition, exploration, development, and production of oil, gas, and NGLs in the state of Texas. SM Energy was founded in 1908, incorporated in Delaware in 1915, and our initial public offering of common stock was in December 1992. Our common stock trades on the New York Stock Exchange under the ticker symbol “SM.”
Our principal office is located at 1700 Lincoln Street, Suite 3200, Denver, Colorado 80203, and our telephone number is (303) 861-8140.
Strategy
Our strategy is to be a premier operator of top-tier oil and gas assets. Our team executes this strategy by prioritizing safety, technological innovation, and stewardship of natural resources, all of which are integral to our corporate culture. Our purpose is to make people’s lives better by responsibly producing energy supplies, contributing to domestic energy security and prosperity, and having a positive impact in the communities where we live and work. Our long-term vision is to sustainably grow value for all of our stakeholders by maintaining and optimizing our high-quality asset portfolio, generating cash flows, and maintaining a strong balance sheet. Our near-term goals include returning value to stockholders through our Stock Repurchase Program and fixed dividend payments, which increased during 2022, as discussed in Significant Developments in 2022 below. Our asset portfolio is comprised of high-quality assets in the Midland Basin of West Texas and in the Maverick Basin of South Texas that present resilience to commodity price risk. We intend to achieve our goals by focusing on developing high-quality economic drilling, completion, and production opportunities, while efficiently employing capital and continuing to use innovative technologies.
We are committed to exceptional safety, health, and environmental stewardship; supporting the professional development of a diverse and thriving team of employees; building and maintaining partnerships with our stakeholders by investing in and connecting with the communities where we live and work; and transparency in reporting our progress in these areas. We have prioritized ESG initiatives by, among other things, integrating enhanced environmental and social programs throughout the organization and setting goals that include reducing flaring and greenhouse gas (“GHG” or “GHGs”) emissions intensity, and maintaining low methane emissions intensity. Additionally, we are implementing systems to track additional ESG metrics to improve future reporting and performance, and to increase employee awareness. The Environmental, Social and Governance Committee of our Board of Directors oversees, among other things, the development and implementation of the Company’s ESG policies, programs and initiatives, and, together with management, reports to our Board of Directors regarding such matters. Further demonstrating our commitment to sustainable operations and environmental stewardship, compensation for our executives and eligible employees under our long-term incentive plan, and compensation for all employees under our short-term incentive plan is calculated based on, in part, certain Company-wide, performance-based metrics that include key financial, operational, and environmental, health, and safety measures.
Significant Developments in 2022
During 2022, we accomplished the near-term goals that we established at the beginning of the year. As a result of strong production and increased realized prices before the effect of derivative settlements (“realized price” or “realized prices”), we successfully increased our net cash provided by operating activities allowing us to reduce the principal balance of our outstanding long-term debt earlier than expected, and increased the value of our capital project inventory. Upon the achievement of these short-term goals, we initiated a return of capital program.
Production, Pricing and Revenue, and Commodity Derivatives. Our average net daily equivalent production in 2022 increased three percent compared with 2021 to 145.1 MBOE, consisting of 65.7 MBbl of oil, 345.0 MMcf of gas, and 21.9 MBbl of NGLs. This increase was a result of an increase in capital allocation to our Austin Chalk assets, which resulted in a 37 percent increase in average net daily equivalent production from our South Texas assets, which outpaced a 14 percent decrease in average net daily equivalent production from our Midland Basin assets. As a result, oil production as a percentage of total production decreased to 45 percent in 2022 from 54 percent in 2021.
Realized prices for oil, gas, and NGLs increased 40 percent, 29 percent, and six percent, respectively, for the year ended December 31, 2022, compared with 2021. As a result of increased realized prices, oil, gas, and NGL production revenue increased 29 percent to $3.3 billion for the year ended December 31, 2022, compared with $2.6 billion for 2021. Oil production revenue was 68 percent and 73 percent of total production revenue for the years ended December 31, 2022, and 2021, respectively.
We recorded net derivative losses of $374.0 million and $901.7 million for the years ended December 31, 2022, and 2021, respectively. These amounts include derivative settlement losses of $710.7 million and $749.0 million for the years ended December 31, 2022, and 2021, respectively. Please refer to Areas of Operation below and Overview of the Company in Part II, Item 7 of this report for additional discussion.
Cash Flows and Debt Reduction. For the year ended December 31, 2022, net cash provided by operating activities was $1.7 billion, which was in excess of net cash used in investing activities of $880.3 million. We used the excess of net cash provided by operating activities over net cash used in investing activities to redeem the remaining outstanding aggregate principal balance of our 2024 Senior Notes and 2025 Senior Secured Notes, reducing our total outstanding long-term debt to $1.6 billion as of December 31, 2022, from $2.1 billion as of December 31, 2021, and to return capital to our stockholders, as discussed below. Additionally, as of December 31, 2022, we had a cash and cash equivalents balance of $445.0 million. Please refer to Analysis of Cash Flow Changes Between 2022 and 2021 and Between 2021 and 2020 in Overview of Liquidity and Capital Resources in Part II, Item 7, and to Note 5 – Long-Term Debt in Part II, Item 8 of this report for additional discussion, including the definitions of our 2024 Senior Notes and 2025 Senior Secured Notes.
Return of Capital Program. On September 7, 2022, we announced that our Board of Directors approved a stock repurchase program authorizing us to repurchase up to $500.0 million in aggregate value of our common stock through December 31, 2024 (“Stock Repurchase Program”). During 2022, we repurchased and subsequently retired 1,365,255 shares of our common stock for a total cost of $57.2 million. The Board of Directors also approved an increase to our fixed dividend to $0.60 per share annually, to be paid in quarterly increments of $0.15 per share. During the year ended December 31, 2022, we declared dividends of $0.31 per share which was an increase from $0.02 per share declared during the year ended December 31, 2021. Please refer to Note 3 - Equity in Part II, Item 8 of this report for additional discussion.
Reserves and Capital Investment. Total estimated proved reserves were 537.4 MMBOE as of December 31, 2022, which was an increase of nine percent from 492.0 MMBOE as of December 31, 2021. This increase primarily consisted of revisions of previous estimates of 103.2 MMBOE related to infill reserves in both our South Texas and Midland Basin assets, partially offset by 53.0 MMBOE of production during 2022. Our proved reserve life index increased to 10.1 years as of December 31, 2022, compared with 9.6 years as of December 31, 2021. Please refer to Areas of Operation and Reserves below for additional discussion regarding additions from extensions and discoveries, the removal of certain proved undeveloped reserve cases that are no longer within our development plan over the next five years, and revisions of previous estimates due to infill, price, and performance revisions. Costs incurred increased 34 percent from 2021 to $961.7 million in 2022. Please refer to Areas of Operation below, and to Supplemental Oil and Gas Information (unaudited) in Part II, Item 8 of this report for additional discussion.
Outlook
Our long-term vision to sustainably grow value for all of our stakeholders includes our goal of continuing to generate cash flows in order to return capital to stockholders through our Stock Repurchase Program and fixed dividend. Additionally, we are focused on increasing the value of our capital project inventory through exploration and development optimization and pursuing high-quality economic drilling, completion, and production opportunities.
Our total 2023 capital program, which we expect to fund with cash flows from operations, is expected to be approximately $1.1 billion. We plan to focus our 2023 capital program on highly economic oil development projects in both our Midland Basin and South Texas assets. We expect to repurchase additional shares of our outstanding common stock through our Stock Repurchase Program during 2023, under which $442.8 million remained available for repurchases as of December 31, 2022.

Areas of Operation
____________________________________________
(1)As of December 31, 2022.
Our 2022 operations were concentrated in the Midland Basin and South Texas, as described below. The following table summarizes estimated proved reserves, net production volumes, and costs incurred for the year ended December 31, 2022, for these areas:

	Midland Basin	South Texas	Total (1)
Proved reserves
Oil (MMBbl)	153.1	52.7	205.8
Gas (Bcf)	625.1	777.8	1,402.9
NGLs (MMBbl)	0.2	97.6	97.8
MMBOE (1)	257.4	280.0	537.4
Relative percentage	48%	52%	100%
Proved developed %	64%	55%	59%
Net production volumes
Oil (MMBbl)	19.1	4.9	24.0
Gas (Bcf)	63.5	62.5	125.9
NGLs (MMBbl)	—	8.0	8.0
MMBOE (1)	29.7	23.2	53.0
Avg. daily equivalents (MBOE/d) (1)	81.4	63.7	145.1
Relative percentage	56%	44%	100%
Costs incurred (in millions) (2)	$476.2	$431.0	$961.7
___________________________________________
(1)Amounts may not calculate due to rounding.
(2)Asset costs incurred do not sum to total costs incurred primarily due to corporate charges incurred on exploration activities and costs related to exploration efforts outside of our core areas of operation that are excluded from this table. For total costs incurred, please refer to Costs Incurred in Supplemental Oil and Gas Information (unaudited) in Part II, Item 8 of this report.
Total estimated proved reserves at December 31, 2022, increased nine percent from December 31, 2021. Total net equivalent production increased three percent for the year ended December 31, 2022, compared with 2021. Costs incurred for the year ended December 31, 2022, increased 34 percent compared with 2021, primarily as a result of inflation and an increase in capital activity related to the development of our South Texas assets.

Midland Basin. Our Midland Basin assets, which are located in the Permian Basin in West Texas, are comprised of approximately 80,000 net acres, and include our RockStar assets in Howard and Martin Counties, Texas and our Sweetie Peck assets in Upton and Midland Counties, Texas (“Midland Basin”). In 2022, drilling and completion activities within our RockStar and Sweetie Peck positions continued to focus primarily on development optimization and further delineating our Midland Basin position. Our current Midland Basin position provides substantial future development opportunities within multiple oil-rich intervals, including the Spraberry and Wolfcamp formations. We expect 2023 capital activity in the Midland Basin to be focused on highly economic oil development projects.
In 2022, costs incurred were $476.2 million, and we averaged three drilling rigs and one completion crew. We drilled 63 gross (50 net) wells and completed 44 gross (36 net) wells, and as of December 31, 2022, 49 gross (40 net) wells had been drilled but not completed in our operated Midland Basin program. Net equivalent production for the year ended December 31, 2022, was 29.7 MMBOE, a 14 percent decrease from 34.4 MMBOE for the year ended December 31, 2021. Estimated proved reserves increased two percent to 257.4 MMBOE at December 31, 2022, from 251.6 MMBOE at December 31, 2021, as a result of positive price, performance, and infill revisions of 41.0 MMBOE and additions of 5.6 MMBOE, partially offset by production of 29.7 MMBOE. Additionally, we removed 11.1 MMBOE of proved undeveloped reserves which were replaced by recognizing additions to proved undeveloped reserves associated with different locations that were added to our five-year development plan. Infill revisions and additions replaced converted proved undeveloped reserves.
South Texas. Our South Texas assets are comprised of approximately 155,000 net acres located in Dimmit and Webb Counties, Texas (“South Texas”). In 2022, our operations in South Texas were focused on production from the Eagle Ford shale formation and Austin Chalk formation, and further development of the Austin Chalk formation. Our overlapping acreage position in the Maverick Basin covers a significant portion of the western Eagle Ford shale and Austin Chalk formations (“Maverick Basin”) and includes acreage across the oil, gas-condensate, and dry gas windows with gas composition amenable to processing for NGL extraction. We expect 2023 capital activity in South Texas to be focused primarily on developing the Austin Chalk formation.
In 2022, costs incurred were $431.0 million, and we averaged two drilling rigs and one completion crew. We drilled 41 gross (40 net) wells and completed 43 gross (43 net) wells, and as of December 31, 2022, 29 gross (28 net) wells had been drilled but not completed in our operated South Texas program. Net equivalent production for the year ended December 31, 2022, was 23.2 MMBOE, a 37 percent increase from 16.9 MMBOE for the year ended December 31, 2021. Estimated proved reserves increased 16 percent to 280.0 MMBOE at December 31, 2022, from 240.4 MMBOE at December 31, 2021, as a result of positive infill and price revisions of 75.2 MMBOE and additions of 11.1 MMBOE, partially offset by downward revisions of 23.5 MMBOE and production of 23.2 MMBOE. Additions to proved reserves from extensions were the result of continued success in our development of the Austin Chalk formation. Downward revisions consisted of 14.7 MMBOE resulting from performance revisions and 8.8 MMBOE of proved undeveloped reserves which were replaced by recognizing additions to proved undeveloped reserves associated with different locations that were added to our five-year development plan.
Office Space. As of December 31, 2022, we leased and owned office space as summarized in the table below:

	Approximate Square Footage Leased	Approximate Square Footage Owned
Corporate	59,000	—
Midland Basin	59,000	—
South Texas	21,000	12,000
Total	139,000	12,000
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

The following table summarizes estimated proved reserves, the standardized measure of discounted future net cash flows (GAAP), PV-10 (non-GAAP), the prices used in the calculation of proved reserves estimates, and reserve life index as of December 31, 2022, 2021, and 2020:

	As of December 31,
	2022	2021	2020
Reserve volumes:
Proved developed
Oil (MMBbl)	110.4	110.7	89.8
Gas (Bcf)	902.1	833.0	643.9
NGLs (MMBbl)	57.1	50.7	32.1
MMBOE (1)	317.8	300.2	229.3
Proved undeveloped
Oil (MMBbl)	95.4	88.8	82.9
Gas (Bcf)	500.8	410.4	408.1
NGLs (MMBbl)	40.7	34.5	24.4
MMBOE (1)	219.6	191.8	175.3
Total proved (1)
Oil (MMBbl)	205.8	199.5	172.7
Gas (Bcf)	1,402.9	1,243.5	1,052.0
NGLs (MMBbl)	97.8	85.2	56.6
MMBOE	537.4	492.0	404.6
Proved developed reserves percentage	59%	61%	57%
Proved undeveloped reserves percentage	41%	39%	43%

Reserve data (in millions):
Standardized measure of discounted future net cash flows (GAAP)	$9,962.1	$6,962.6	$2,682.5
PV-10 (non-GAAP):
Proved developed PV-10	$8,234.8	$5,407.2	$1,848.8
Proved undeveloped PV-10	3,919.7	2,751.4	833.7
Total proved PV-10 (non-GAAP)	$12,154.5	$8,158.6	$2,682.5

12-month trailing average prices: (2)
Oil (per Bbl)	$93.67	$66.56	$39.57
Gas (per MMBtu)	$6.36	$3.60	$1.99
NGLs (per Bbl)	$42.52	$36.60	$17.64

Reserve life index (years) (3)	10.1	9.6	8.7
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

	As of December 31,
	2022	2021	2020
	(in millions)
Standardized measure of discounted future net cash flows (GAAP)	$9,962.1	$6,962.6	$2,682.5
Add: 10 percent annual discount, net of income taxes	7,551.5	4,844.9	1,856.3
Add: future undiscounted income taxes	3,888.3	2,130.3	—
Pre-tax undiscounted future net cash flows	21,401.9	13,937.8	4,538.8
Less: 10 percent annual discount without tax effect	(9,247.4)	(5,779.2)	(1,856.3)
PV-10 (non-GAAP)	$12,154.5	$8,158.6	$2,682.5
Proved Undeveloped Reserves
Proved undeveloped reserves include those reserves that are expected to be recovered from future wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Undeveloped reserves may be classified as proved reserves on undrilled acreage directly offsetting development areas that are reasonably certain of economic producibility when drilled or where reliable technology provides reasonable certainty of economic producibility. Undrilled locations may be classified as having proved undeveloped reserves only if a development plan has been adopted indicating that they are scheduled to be drilled within five years, unless specific circumstances justify a longer time. As of December 31, 2022, we did not have any proved undeveloped reserves that had been on our books in excess of five years, and none of our proved undeveloped reserves were on acreage expected to expire or on acreage that was not expected to be held through renewal before the targeted completion date.
For proved undeveloped locations that are more than one development spacing area from developed producing locations, we utilized reliable geologic and engineering technology when booking estimated proved undeveloped reserves. Of the 219.6 MMBOE of total proved undeveloped reserves as of December 31, 2022, approximately 40.1 MMBOE of proved undeveloped reserves in the Midland Basin and 65.3 MMBOE of proved undeveloped reserves in South Texas were offset by more than one development spacing area from the nearest proved developed producing location. We incorporated public and proprietary data from multiple sources to establish geologic continuity of each formation and their producing properties. This included seismic data and interpretations (3-D and micro seismic), open hole log information (both vertically and horizontally collected) and petrophysical analysis of that log data, mud logs, gas sample analysis, measurements of total organic content, thermal maturity, test production, fluid properties, and core data as well as statistical performance data yielding predictable and repeatable reserve estimates within certain analogous areas. These locations were limited to only those areas where both established geologic consistency and sufficient statistical performance data could be demonstrated to provide reasonably certain results.
As of December 31, 2022, estimated proved undeveloped reserves increased 27.8 MMBOE, or 15 percent compared with December 31, 2021. The following table provides a reconciliation of our proved undeveloped reserves for the year ended December 31, 2022:

Total (MMBOE)
Total proved undeveloped reserves:
Beginning of year	191.8
Revisions of previous estimates	98.3
Conversions to proved developed	(59.7)
Removed for five-year rule	(19.9)
Additions from extensions and discoveries	9.1
End of year	219.6
Revisions of previous estimates. During 2022, revisions of previous estimates of 98.3 MMBOE primarily related to infill reserves, of which 64.5 MMBOE and 33.8 MMBOE of estimated proved undeveloped reserves were attributable to our South Texas and Midland Basin programs, respectively. Price and performance revisions were each less than 1.0 MMBOE.
Conversions to proved developed. Our 2022 conversion rate was 31 percent and was the result of developing proved reserves in our Austin Chalk and Midland Basin assets. During 2022, we incurred $572.6 million on projects with reserves booked as proved undeveloped at the end of 2021, of which $466.5 million was spent on converting proved undeveloped reserves to proved developed reserves by December 31, 2022. At December 31, 2022, drilled but not completed wells represented 25.3 MMBOE of total estimated proved undeveloped reserves. We expect to incur $257.7 million of additional capital expenditures in completing these drilled but not completed wells, and we expect all estimated proved undeveloped reserves to be converted to proved developed reserves within five years from their initial booking as proved undeveloped reserves.
Removed for five-year rule. As a result of our testing and delineation efforts in 2022, we revised certain aspects of our future development plan to focus on maximizing returns and the value of our assets. We removed 19.9 MMBOE of estimated proved undeveloped reserves and reclassified these locations to unproved reserve categories, of which 11.1 MMBOE and 8.8 MMBOE related to development schedule optimization in our Midland Basin and South Texas programs, respectively.
Additions from extensions and discoveries. During 2022, we added 5.3 MMBOE and 3.8 MMBOE of estimated proved undeveloped reserves in South Texas and the Midland Basin, respectively. The majority of the additions in South Texas resulted from extensions from our continued success in delineating the Austin Chalk formation, while the majority of the additions in the Midland Basin resulted from further development of our assets.
As of December 31, 2022, estimated future development costs relating to our proved undeveloped reserves totaled $2.8 billion, and we expect to incur approximately $763.2 million, $679.0 million, and $604.4 million in 2023, 2024, and 2025, respectively.
Internal Controls Over Proved Reserves Estimates
Our internal controls over the recording of proved reserves are structured to objectively and accurately estimate our reserve quantities and values in compliance with the SEC’s regulations. Our process for managing and monitoring our proved reserves is delegated to our corporate reserves group and is coordinated by our Corporate Engineering Manager, subject to the oversight of our management and the Audit Committee of our Board of Directors, as discussed below. Our Corporate Engineering Manager has worked in the energy industry since 2008 and has been employed by the Company since 2010. He holds a Bachelor of Science degree in Petroleum Engineering from Montana Technological University and is a Registered Professional Petroleum Engineer in the states of Texas, Wyoming, and Montana. He is also a member of the Society of Petroleum Engineers. Technical, geological, and engineering reviews of our assets are performed throughout the year by our staff. Data obtained from these reviews, in conjunction with economic data and our ownership information, is used in making a determination of estimated proved reserve quantities. Our asset teams’ engineering technical staff do not report directly to our Corporate Engineering Manager; they report to either their respective asset technical managers or directly to the Senior Vice President of Exploration, Development and EHS. This design is intended to promote objective and independent analysis within our asset teams in the proved reserves estimation process.
Third-party Reserves Audit
Ryder Scott is an independent petroleum engineering consulting firm that has been providing petroleum engineering consulting services throughout the world since 1937. Ryder Scott performed an independent audit using its own engineering assumptions, but with economic and ownership data we provided. Ryder Scott audits a minimum of 80 percent of our total calculated proved reserve PV-10. In the aggregate, the proved reserve amounts of our audited properties determined by Ryder Scott are required, per our policy, to be within 10 percent of our proved reserve amounts for the total Company, as well as for each respective major asset. The technical person at Ryder Scott primarily responsible for overseeing our reserves audit is a Senior Vice President who received a Bachelor of Science degree in Petroleum Engineering and a Business Foundations Certificate from The University of Texas at Austin in 2002. She is a licensed Professional Engineer in the State of Texas and a member of the Society of Petroleum Engineers. The 2022 Ryder Scott audit report is included as Exhibit 99.1.
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

Production
The following table summarizes our net production volumes and realized prices for oil, gas, and NGLs produced and sold during the periods presented, and related production expense on a per BOE basis:

	For the Years Ended December 31,
	2022	2021	2020
Net production volumes
Oil (MMBbl)	24.0	27.9	23.0
Gas (Bcf)	125.9	108.4	103.9
NGLs (MMBbl)	8.0	5.4	6.1
Equivalent (MMBOE) (1)	53.0	51.4	46.4
Midland Basin net production volumes (2)
Oil (MMBbl)	19.1	25.2	21.3
Gas (Bcf)	63.5	55.4	46.6
NGLs (MMBbl)	—	—	—
Equivalent (MMBOE) (1)	29.7	34.4	29.1
Maverick Basin net production volumes (2)
Oil (MMBbl)	4.8	2.7	1.7
Gas (Bcf)	62.4	52.8	57.2
NGLs (MMBbl)	8.0	5.4	6.1
Equivalent (MMBOE) (1)	23.2	16.9	17.3
Realized price
Oil (per Bbl)	$94.67	$67.72	$37.08
Gas (per Mcf)	$6.28	$4.85	$1.80
NGLs (per Bbl)	$35.66	$33.67	$13.96
Per BOE	$63.18	$50.58	$24.26
Production expense per BOE
Lease operating expense	$5.03	$4.39	$3.97
Transportation costs	$2.83	$2.71	$3.06
Production taxes	$3.07	$2.36	$0.99
Ad valorem tax expense	$0.79	$0.38	$0.41
____________________________________________
(1)Amounts may not calculate due to rounding.
(2)For each of the years ended December 31, 2022, 2021, and 2020, total estimated proved reserves attributed to our Midland Basin field and our Maverick Basin field each exceeded 15 percent of our total estimated proved reserves expressed on an equivalent basis.
Productive Wells
As of December 31, 2022, we had working interests in 859 gross (765 net) productive oil wells and 499 gross (465 net) productive gas wells. Productive wells are wells producing in commercial quantities or wells capable of commercial production that are temporarily shut-in. Multiple completions in the same wellbore are counted as one well, and as of December 31, 2022, two of these wells had multiple completions. A well is categorized under state reporting regulations as an oil well or a gas well based on the ratio of gas to oil when it first commenced production, but such designation may not be indicative of current or future production composition.

Drilling and Completion Activity
All of our drilling and completion activities are conducted by independent contractors using equipment they own and operate. The following table summarizes the number of operated and outside-operated wells drilled and completed or recompleted on our properties in 2022, 2021, and 2020, excluding non-consented projects, active injector wells, saltwater disposal wells, or wells in which we own only a royalty interest:

	For the Years Ended December 31,
	2022		2021		2020
	Gross	Net	Gross	Net	Gross	Net
Development wells
Oil	68	57	107	91	78	71
Gas	18	18	11	8	—	—
Non-productive	—	—	—	—	—	—
	86	75	118	99	78	71
Exploratory wells
Oil	4	3	2	2	5	5
Gas	2	2	8	8	1	1
Non-productive	1	1	—	—	—	—
	7	6	10	10	6	6
Total	93	81	128	109	84	77
____________________________________________
Note: The number of wells drilled refers to the number of wells completed at any time during the respective year, regardless of when drilling was initiated.
In addition to the wells completed in 2022 (included in the table above), we were actively participating in the drilling of 10 gross (nine net) wells and had 74 gross (66 net) drilled but not completed wells as of January 31, 2023. Drilled but not completed wells as of January 31, 2023, represent wells that were being completed or were waiting on completion. The drilled but not completed well count as of January 31, 2023, includes nine gross (nine net) wells that are not included in our five-year development plan, eight of which are in the Eagle Ford shale.
Title to Properties
As of December 31, 2022, over 97 percent of our operated oil and gas producing assets are located on private lands, are held pursuant to oil and gas leases from private mineral owners, and are not located on federal lands or leased from the federal government. The remainder of our operated oil and gas producing assets are located on Texas state lands. We have obtained title opinions or have conducted other title review on substantially all of our producing properties and believe we have satisfactory title to such properties. We obtain new or updated title opinions prior to commencing initial drilling operations on the properties that we operate. Most of our producing properties are subject to mortgages securing indebtedness under our Credit Agreement, as defined in Note 5 – Long-Term Debt in Part II, Item 8 of this report, royalty and overriding royalty interests, liens for current taxes, and other ordinary course burdens that we believe do not materially interfere with the development of such properties. We typically perform title investigations in accordance with standards generally accepted in the oil and gas industry before acquiring developed and undeveloped leasehold acreage.

Acreage
The following table sets forth the number of gross and net surface acres of developed and undeveloped oil and gas leasehold, fee properties, and mineral servitudes that we held as of December 31, 2022:

	Developed Acres (1)		Undeveloped Acres (2)(3)		Total
	Gross	Net	Gross	Net	Gross	Net
Midland Basin:
RockStar	68,090	61,987	2,178	1,512	70,268	63,499
Sweetie Peck	19,793	16,437	2,567	533	22,360	16,970
Midland Basin Total (4)	87,883	78,424	4,745	2,045	92,628	80,469
South Texas	85,834	85,418	72,319	69,400	158,153	154,818
Other (5)	10,499	10,499	89,691	25,306	100,190	35,805
Total	184,216	174,341	166,755	96,751	350,971	271,092
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
(3)As of February 9, 2023, 66, 540, and one net acre of our undeveloped acreage is scheduled to expire by December 31, 2023, 2024, and 2025, respectively, unless production is established or we take other action to extend the terms of the applicable leases. Certain of our acreage, primarily in South Texas, is subject to lease consolidation agreements containing drilling, completion, and other obligations that we currently intend to satisfy. Failure to meet these obligations results in payments to lessors, or termination of the lease consolidation agreements, which could result in additional future lease expirations if continuous development obligations required by individual leases are not met.
(4)As of December 31, 2022, total Midland Basin acreage excludes approximately 1,523 net acres associated with drill-to-earn opportunities that we intend to pursue.
(5)Includes other non-core acreage located in Colorado, Louisiana, Montana, North Dakota, Texas, Utah, and Wyoming.
Delivery Commitments
For gathering, processing, transportation throughput, and delivery commitments, please refer to Pipeline Transportation Commitments within Note 6 – Commitments and Contingencies in Part II, Item 8 of this report.
Major Customers
For major customers and entities under common control that accounted for 10 percent or more of our total oil, gas, and NGL production revenue for at least one of the years ended December 31, 2022, 2021, and 2020, please refer to Concentration of Credit Risk and Major Customers within Note 1 – Summary of Significant Accounting Policies in Part II, Item 8 of this report.
Human Capital
Our Company culture, which seeks to recognize our employees as our most valuable asset, thrives on the strong relationships we have built with our employees and drives the manner in which we pursue our short-term and long-term goals, as well as our efforts to attract and retain talent. Through our culture, we promote:
•integrity and ethical behavior in the conduct of our business;
•environmental, health, and safety priorities;
•prioritizing the success of others and the team;
•collaboration and openness to new ideas and technologies that serve business improvement;
•support for team members’ professional and personal development; and
•support for the communities where we live and work.
The core values of integrity and ethical behavior are the pillars of our culture, and all employees are responsible for upholding Company-wide standards and values. We have many long-standing policies designed to promote ethical conduct and integrity, which employees are required to read and acknowledge on an annual basis. The health and safety of our employees and contractors is our highest priority. We strive to achieve performance excellence in environmental, health, and safety management, and compensation of all employees is tied to annual environmental, health, and safety performance goals. Personal and professional development is an important part of our culture and is employee driven, manager facilitated, and organizationally supported. Employees are routinely provided training opportunities to develop skills in leadership, safety, and technical acumen, which help strengthen our efforts to conduct business with high ethical standards. During 2022, many of our employees participated in three key leadership and talent development programs that included more than 5,800 hours of training, exclusive of safety and other specialized technical training. We measure employee engagement and satisfaction through periodic surveys, administered by an independent third-party vendor. We are proud of our many outstanding employees who invest their time, talents, and financial resources in their communities. Our charitable giving program includes a monetary match of our employees’ personal contributions to qualified organizations and up to 12 hours per employee of Company-granted time to volunteer in the communities where we live and work.
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
As of February 9, 2023, we had 539 full-time employees, none of whom were subject to a collective bargaining agreement. We are committed to diversity at all levels of our organization and we strive to provide equal employment opportunities to all employees and job applicants. On an annual basis, we retain a third party to analyze our workforce demographics and conduct discrimination and pay equity testing. No discriminatory practices have been identified and no evidence of discrimination or pay inequity has been found. Additionally, we have established procedures and controls designed to support our objective of remaining, at all times, in material compliance with federal, state, and local laws and governmental regulations.

The following charts present certain Board of Directors and workforce metrics as of February 9, 2023:

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
(2)Includes officers at the level of Vice President and above, and reflects the recent announcements of officer retirements and new appointments.
Seasonality
The price of crude oil is primarily driven by global socioeconomic and geopolitical factors and is less affected by seasonal fluctuations; however, demand for energy is generally higher in the winter and in the summer driving season. The demand and price for gas generally increases during winter months and decreases during summer months. To lessen the impact of seasonal gas demand and price fluctuations, pipelines, utilities, local distribution companies, and industrial users regularly utilize gas storage facilities and forward purchase some of their anticipated winter requirements during the summer. However, increased summertime demand for electricity can divert gas that is traditionally placed into storage which, in turn, may increase the typical winter seasonal price. Seasonal anomalies, such as mild or extreme winters sometimes lessen or exacerbate these fluctuations.
Certain of our drilling, completion, and other operational activities are also subject to seasonal limitations. Seasonal weather conditions, government regulations, and lease stipulations could adversely affect our ability to conduct drilling activities in some of the areas where we operate. Please refer to Risk Factors in Part I, Item 1A of this report for additional discussion.
Competition
The oil and gas industry is highly competitive, particularly with respect to acquiring prospective oil and gas properties. We believe our acreage positions provide a foundation for development activities that we expect to fuel our future growth. Our competitive position also depends on our geological, geophysical, and engineering expertise, as well as our financial resources. We believe the location of our acreage; our exploration, drilling, operational, and production expertise; available technologies; our financial resources and expertise; and the experience and knowledge of our management and technical teams enable us to compete in our core operating areas. However, we face intense competition from many major and independent oil and gas companies, which in some cases have larger technical teams and greater financial and operational resources than we do. Many of these companies not only engage in the acquisition, exploration, development, and production of oil and gas reserves, but also have gathering, processing or refining operations, market refined products, provide, dispose of and transport fresh and produced water, own drilling rigs or production equipment, or generate electricity, all of which, individually or in the aggregate, could provide such companies with a competitive advantage.
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
In addition, we compete for professionals in our workforce, including specialized roles in the oil and gas industry such as geologists, geophysicists, engineers, and others. Throughout the general labor market, the need to attract and retain talented people has grown at a time when the availability of individuals with these skills is becoming more limited due to the evolving demographics of our industry. The oil and gas industry is not insulated from the competition for quality people, and we must compete effectively to be successful. Please refer to Human Capital above and Risk Factors in Part I, Item 1A of this report for additional discussion.
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
Climate change. In December 2009, the EPA determined that emissions of carbon dioxide, methane, and other GHGs endanger public health and welfare, and as a result, began adopting and implementing a comprehensive suite of regulations to restrict emissions of GHGs under existing provisions of the CAA. While President Trump’s administration took steps to rescind or review many of these regulations, President Biden’s administration has actively been reviewing those actions and taking steps to strengthen and expand the regulations, specifically targeting, among other things, the regulation of methane emissions from the oil and gas sector. Legislative and regulatory initiatives related to climate change could have an adverse effect on our operations and the demand for oil and gas. Please refer to Risk Factors - Risks Related to Oil and Gas Operations and the Industry - Legislative and regulatory initiatives and litigation related to global warming and climate change could have an adverse effect on our operations and the demand for oil, gas, and NGLs, and could result in significant litigation and related expenses in Part I, Item 1A of this report. Meteorological or extreme weather events (whether or not related to climate change), pose additional risks to our operations, which have included temporary shut-in of certain wells and temporary capacity constraints at third-party purchasers to receive our products.
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
Environmental, Health, and Safety Initiatives. We are committed to exceptional safety, health, and environmental stewardship; making a positive difference in the communities where we live and work; and transparency in reporting our progress in these areas. We set annual goals for our safety, health, and environmental program focused on reducing the number of safety related incidents and the number and impact of spills of produced fluids. In addition, we set annual goals for GHG emissions intensity and methane emissions as a percentage of total methane produced, and as part of our current ESG initiatives, we have set goals that include reducing flaring and GHG emissions intensity, and maintaining low methane emissions intensity. We also periodically conduct audits of our operations to ensure regulatory compliance, and we strive to provide appropriate training for our employees. Reducing air emissions as a result of leaks, venting, or flaring of gas during operations has become a major focus area as we consider this a best practice and seek to comply with regulations. While flaring is sometimes necessary, reducing these volumes is a priority for us. To avoid flaring when possible, we restrict testing periods and connect our production to gas pipeline infrastructure as quickly as possible after well completions. We have incurred in the past, and expect to incur in the future, capital costs related to environmental compliance. Such expenditures are included within our overall capital budget and are not separately itemized.
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
Our revenues, operating results, profitability, future rate of growth, and the carrying value of our oil and gas properties depend heavily on the prices we receive for oil, gas, and NGL sales. Oil, gas, and NGL prices also affect our cash flows available for capital expenditures, debt reductions, return of capital, and other expenditures, our borrowing capacity, and the volume and value of our oil, gas, and NGL reserves. In addition, we may have oil and gas property impairments or downward revisions of estimates of proved reserves if prices fall significantly. Please refer to Significant Developments in 2022 and Reserves in Part I, Items 1 and 2, Comparison of Financial Results and Trends Between 2022 and 2021 and Between 2021 and 2020 in Part II, Item 7, and Note 1 – Summary of Significant Accounting Policies, Note 8 – Fair Value Measurements, and Supplemental Oil and Gas Information (unaudited) in Part II, Item 8 for specific discussion.
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
•inflation and other economic factors that contribute to market volatility;
•weather conditions;
•the availability and capacity of gathering, transportation, processing, storage, and/or refining facilities in asset-specific or localized areas;
•liquefied natural gas deliveries to and from the United States;
•the increased demand for, price, and availability of alternative fuels or sources of energy;
•technological advances in, and regulations affecting, energy consumption and conservation;
•the ability of the members of OPEC+ to maintain effective oil price and production controls;
•political instability or armed conflict involving oil or gas producing countries or regions, such as the continued conflict occurring between Russia and Ukraine;
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
We follow the successful efforts method of accounting for our oil and gas properties. All property acquisition costs and development costs are capitalized when incurred. Exploratory well costs are initially capitalized, pending the determination of whether proved reserves have been discovered. If commercial quantities of proved reserves are not discovered with an exploratory well, the costs of drilling the well are expensed as dry hole costs.
The capitalized costs of our oil and gas properties, on a depletion pool basis, cannot exceed the estimated undiscounted future net cash flows of that depletion pool. If net capitalized costs exceed undiscounted future net cash flows, we generally must write down the costs of each depletion pool to the estimated discounted future net cash flows of that depletion pool. Write downs for unproved properties are also evaluated for carrying costs in excess of fair value. This evaluation considers the potential for abandonment due to actual and anticipated lease expirations, as well as actual and anticipated losses on acreage due to title defects, changes in development plans, and other inherent acreage risks. Declines in the prices of oil, gas, or NGLs, or unsuccessful exploration efforts, could cause proved and/or unproved property impairments in the future, which could have a material adverse effect on our business, financial condition, liquidity, and results of operations.
We review the carrying values of our properties for indicators of impairment on a quarterly basis using the prices in effect as of the end of each quarter. Once incurred, a write-down of oil and gas properties held for use cannot be reversed at a later date, even if oil, gas, or NGL prices increase.
Weakness in economic conditions, continued inflation, or uncertainty in financial markets may have material adverse impacts on our business that we cannot predict.
Historically, the United States and global economies and financial systems have experienced turmoil and upheaval characterized by extreme volatility in prices of equity and debt securities, periods of diminished liquidity and credit availability, inability to access capital markets, the bankruptcy, failure, collapse, or sale of financial institutions, inflation, and heightened levels of intervention by the United States federal government and other governments. Weakness or uncertainty in the United States economy or other large economies could have a material adverse effect on our business and financial condition. For example:
•    inflation has increased the costs of our drilling and completion activities, and the costs of oilfield services, equipment, and materials during 2022 and could continue or worsen and further impact our financial condition, liquidity, and results of operations, and could limit our pool of economic development opportunities;
•a potential economic recession could impact demand for oil, gas, and NGLs, and cause commodity price volatility;
•the tightening of credit or lack of credit availability to our customers could adversely affect our ability to collect our trade receivables;
•the liquidity available under our Credit Agreement could be reduced if one or more of our lenders is unable to fund its commitment;
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
•the Federal Reserve could continue to increase interest rates in an effort to curb inflation, as they have done during 2022 and into 2023, which could result in increased borrowing costs;
•variable interest rate spread levels, including for SOFR and the prime rate, could increase significantly, resulting in higher interest costs for unhedged variable interest rate based borrowings under our Credit Agreement; and
•changes in tax laws and regulations could require us to adjust our business plan.
Global geopolitical tensions, specifically including the ongoing conflict between Russia and Ukraine, may create heightened volatility in oil, gas, and NGL prices and could adversely affect our business, financial condition and results of operations.
On February 24, 2022, Russian military forces commenced a military operation in Ukraine and the sustained conflict and disruption in the region that has occurred since this date is expected to continue for the foreseeable future. Although the length, impact, and outcome of the ongoing military conflict in Ukraine is highly unpredictable, this conflict could lead to significant market and other disruptions, including significant volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability, changes in consumer or purchaser preferences, as well as increases in cyberattacks and espionage.
While it is not possible at this time to predict or determine the ultimate consequences of the conflict in Ukraine, the conflict is likely to continue for the foreseeable future and could include, among other things: additional sanctions, greater regional instability, embargoes, geopolitical shifts, and other material and adverse effects on macroeconomic conditions, supply chains, financial markets, and hydrocarbon price volatility. To the extent negotiations of a cease fire between Russia and Ukraine are unsuccessful, the potential destruction of critical oil-related infrastructure in Ukraine, and the implementation of further sanctions and other measures taken by governmental bodies and others, could have a lasting impact on the operations and financial condition of our business and the global economy.
The global COVID-19 Pandemic has impacted, and may continue to impact, us and our industry and could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.
Beginning in 2020, the Pandemic spread across the globe and disrupted markets and economies around the world, including the oil, gas, and NGL industry in which we operate. The Pandemic continues to impact certain countries and markets to varying degrees, and as a result, the markets for the commodities produced by our industry remain subject to heightened levels of uncertainty. Volatile market conditions could continue and could impact our business, financial condition, liquidity, results of operations, prospects, or the timing of further recovery, and may require us to adjust our business plan. In addition to risks directly related to the Pandemic, the Pandemic could increase the likelihood and magnitude of the other risk factors described in this section.
Risks Related to Oil and Gas Operations and the Industry
The loss of personnel could adversely affect our business.
We depend to a large extent on the efforts and continued employment of our executive management team, other key personnel, and our general labor force. The loss of their services could adversely affect our business. Our success in drilling and completing new wells and the success of other activities integral to our operations will depend, in part, on our ability to attract and retain experienced geologists, engineers, landmen, and other professionals. Competition for many of these professionals can be intense. If we cannot retain our technical personnel or attract additional experienced technical personnel and professionals, our ability to compete could be harmed.
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
Governmental authorities regulate various aspects of drilling for and the production of oil, gas, and NGLs, including the permit and bonding requirements of drilling wells, the spacing of wells, the unitization or pooling of interests in oil and gas properties, rights-of-way and easements, disposal of produced water, environmental matters, occupational health and safety, the sharing of markets, production limitations, plugging, abandonment, restoration standards, and oil and gas operations. Public interest in environmental protection has increased in recent years, and environmental organizations have opposed, with some success, certain projects. Under certain circumstances, regulatory authorities may deny a proposed permit or right-of-way grant or impose conditions of approval to mitigate potential environmental impacts, which could, in either case, negatively affect our ability to explore or develop certain properties. Any such delay, suspension, or termination could have a material adverse effect on our operations.
Our operations are also subject to complex and constantly changing environmental laws and regulations adopted by federal, state, and local governmental authorities in jurisdictions where we are engaged in exploration or production operations. New laws or regulations, or changes to current requirements, including the designation of previously unprotected wildlife or plant species as threatened or endangered in areas we operate in, could result in material costs or claims with respect to properties we own or have owned or limitations on exploration and production activities in certain locations. We will continue to be subject to uncertainty associated with new regulatory interpretations and inconsistent interpretations between state and federal agencies. Under existing or future environmental laws and regulations, we could incur significant liability, including joint and several, strict liability under federal, state, and local environmental laws for emissions and for discharges of oil, gas, and NGLs or other pollutants into the air, soil, surface water, or groundwater as described in Government Regulations in Part I, Items 1 and 2 of this report. Existing environmental laws or regulations, as currently interpreted or enforced, or as they may be interpreted, enforced, or altered in the future, may have a material adverse effect on us.
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
In the recent past, several federal governmental agencies were actively involved in studies or reviews that focus on environmental aspects and impacts of hydraulic fracturing practices. Increased regulation and attention given to the hydraulic fracturing process could lead to greater opposition, including litigation, to oil and gas production activities using hydraulic fracturing techniques. Disclosure of chemicals used in the hydraulic fracturing process could make it easier for third parties opposing such activities to pursue legal proceedings against producers and service providers based on allegations that specific chemicals used in the fracturing process could adversely affect human health or the environment, including groundwater. In 2013, a court in California, and in 2020 the United States District Court for the District of Montana each held that the Bureau of Land Management (“BLM”) did not comply with the National Environmental Policy Act (“NEPA”) because it did not adequately consider the impact of hydraulic fracturing and horizontal drilling before issuing leases. In 2022, the federal Ninth Circuit Court of Appeals held that two federal agencies violated NEPA, in part, by failing to evaluate the environmental impacts of well stimulation treatments such as hydraulic fracturing before authorizing unconventional oil drilling offshore. Similar cases continue to be filed. In addition, courts in New York and Colorado reduced the level of evidence required before a court will agree to consider alleged damage claims from hydraulic fracturing by property owners. Litigation resulting in financial compensation for damages linked to hydraulic fracturing, including damages from induced seismicity, could spur future litigation and bring increased attention to the practice of hydraulic fracturing. Judicial decisions could also lead to increased regulation, permitting requirements, enforcement actions, and penalties. Additional legislation or regulation could also lead to operational delays or restrictions or increased costs in the exploration for, and production of, oil, gas, and NGLs, including from the development of shale plays, or could make it more difficult to perform hydraulic fracturing. The adoption of additional state or local laws, or the implementation of new regulations regarding hydraulic fracturing could potentially cause a decrease in the completion of new oil and gas wells, or an increase in compliance costs and delays, which could adversely affect our financial position, results of operations, and cash flows.
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
Legislative and regulatory initiatives and litigation related to global warming and climate change could have an adverse effect on our operations and the demand for oil, gas, and NGLs, and could result in significant litigation and related expenses.
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
The United States Congress has from time to time considered adopting legislation to reduce emissions of GHGs, and the majority of states have already taken measures to reduce emissions of GHGs through various measures, including, primarily through the planned development of GHG emission inventories, participation in and/or regional GHG “cap and trade” programs, and/or transition to clean energy. The focus on legislating and/or regulating methane could result in increased scrutiny for sources emitting high levels of methane, including during permitting processes, analysis, regulation and reduction of methane emissions as a requirement for project approval, and actions taken by one agency for a specific industry establishing precedents for other agencies and industry sectors. In 2021, the EPA proposed requirements for methane emission reductions from existing oil and gas equipment. In 2022, the EPA released a supplemental proposal expanding its initial requirements as well as updating requirements to work in tandem with the programs included in the Inflation Reduction Act (“IRA”).
The IRA imposes fees on emissions of GHGs, including methane, exceeding applicable thresholds. This and any court rulings, laws, or regulations that restrict or require reduced emissions of GHGs or introduce new climate-related regulations such as a carbon pricing system, could have an adverse effect on demand for the oil and gas that we produce, and could lead to increased operating and compliance costs, and litigation costs, which could have a material adverse impact on our business. We have a long-term goal to reduce our Scope 1 and 2 GHG emissions intensity by 50 percent by 2030, compared with base year 2019 levels, and we have an annual goal to limit our methane emissions intensity at 0.04 (metric tonnes CH4/MBOE). Our GHG emissions in 2022 did not exceed the thresholds set forth by the IRA, however, there is no assurance that we will be able to meet our goals or that we will not exceed the thresholds set forth by the IRA in the future.
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
In the Permian Basin in Texas, where we have significant operations, there have been, and could be in the future, constraints in gas takeaway capacity which has historically led to increased gas flaring. We are subject to laws established by state and other regulatory agencies that restrict the duration and amount of natural gas that can be legally flared. These laws and regulations, including potential future regulations that may impose further restrictions on flaring, could limit the amount of oil and gas we can produce from our wells or may limit the number of wells or the locations that we can drill. We have committed to a goal of zero routine flaring at all of our operated locations, and non-routine flaring not to exceed one percent of total gas production, each by 2023 based on the full year average. Additionally, we set annual targets to limit our flaring that are tied to compensation for all employees. There is no assurance that we will be able to meet our goals with respect to flaring and any failure to meet such goals could cause reputational or other harm to our business. Any future laws or commitments may increase our operational costs, or restrict our production, which could have a material adverse effect on our financial condition, results of operations and cash flows.
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
Our ability to produce oil, gas, and NGLs economically and in commercial quantities could be impaired if we are unable to acquire adequate supplies of water for our drilling and/or completions operations or are unable to dispose of or recycle the water we produce at a reasonable cost and in accordance with applicable environmental rules.
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
As of December 31, 2022, we were contractually committed to deliver a minimum of 18 MMBbl of oil through 2026, 26 Bcf of gas through the first half of 2023, and 11 MMBbl of produced water through 2027. We may enter into additional firm transportation agreements as we expand the development of our resource plays. We do not expect to incur any material shortfalls related to our existing contractual commitments. In the event we encounter delays in drilling and completing our wells or otherwise due to construction, interruptions of operations, or delays in connecting new volumes to gathering systems or pipelines for an extended period of time, or if we further limit our capital expenditures due to future commodity price declines or for other reasons, the requirements to pay for quantities not delivered could have a material impact on our results of operations, financial position, and liquidity.
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
As of December 31, 2022, 41 percent, or 219.6 MMBOE, of our estimated proved reserves were proved undeveloped. In order to develop our proved undeveloped reserves, as of December 31, 2022, we estimate approximately $2.8 billion of capital expenditures would be required. Although we have estimated our proved reserves and the costs associated with these proved reserves in accordance with industry standards, estimated costs may not be accurate, development may not occur as scheduled, and actual results may not occur as estimated.
One should not assume that the standardized measure of discounted future net cash flows or PV-10 included in this report represent the current market value of our estimated proved oil, gas, and NGL reserves. Management has based the estimated discounted future net cash flows from proved reserves on price and cost assumptions required by the SEC, whereas actual future prices and costs may be materially higher or lower. Please refer to Reserves in Part I, Items 1 and 2 of this report for discussion regarding the prices used in estimating the present value of our proved reserves as of December 31, 2022, and to the caption Oil and Gas Reserve Quantities under Critical Accounting Estimates in Part II, Item 7 of this report for additional information.
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
We regularly sell non-core assets in order to increase capital resources available for core assets and other purposes and to create organizational and operational efficiencies. We also occasionally sell interests in core assets for the purpose of accelerating the development and increasing efficiencies in other core assets. Various factors could materially affect our ability to dispose of such assets, including the approvals of governmental agencies or third parties, the availability of purchaser financing and purchasers willing to acquire the assets on terms we deem acceptable, or other matters or uncertainties that could impact such dispositions, including whether transactions could be consummated or completed in the form or timing and for the value that we anticipate. At times, we may be required to retain certain liabilities or agree to indemnify buyers in connection with such asset sales. The magnitude of such retained liabilities or of the indemnification obligations may be difficult to quantify at the time of the transaction and ultimately could be material.
We rely on third-party service providers to conduct drilling and completion and other related operations.
We rely on third-party service providers to perform necessary drilling and completion and other related operations. The ability of third-party service providers to perform such operations will depend on those service providers’ ability to compete for and retain qualified personnel, financial condition, economic performance, and access to capital, which in turn will depend upon the supply and demand for oil, gas, and NGLs, prevailing economic conditions, and financial, business, and other factors. Future periods of sustained low commodity prices could occur and could cause third-party service providers to consolidate or declare bankruptcy, which could limit our options for engaging such providers. The failure of a third-party service provider to adequately perform operations could delay drilling or completion or reduce production from the property and adversely affect our financial condition and results of operations. Our costs to retain third-party service providers increased during 2022 as a result of inflation, and continued inflation could result in additional cost increases.
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
•supply chain issues, including cost increases and availability of equipment or materials;
•unexpected adverse drilling or completion conditions;
•title problems;
•disputes with owners or holders of surface interests on or near areas where we operate;
•pressure or geologic irregularities in formations;
•engineering and construction delays;
•equipment failures or accidents;
•hurricanes, tornadoes, flooding, wildfires or other adverse weather conditions;
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
Another significant risk inherent in our drilling plans is the need to obtain drilling permits from state, local, and other governmental authorities. Delays in obtaining regulatory approvals and drilling permits, including delays that jeopardize our ability to realize the potential benefits from leased properties within the applicable lease periods, the failure to obtain a drilling permit for a well, or the receipt of a permit with unreasonable conditions or costs could have a material adverse effect on our ability to explore or develop our properties.
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
We may not be able to obtain any options or lease rights in potential drilling locations that we identify. Unless production is established within the spacing units covering undeveloped acres on which our drilling locations are identified, the leases for such acreage will expire, and we will lose our right to develop the related properties. Our total net acreage as of February 9, 2023, that is scheduled to expire over the next three years, represents less than one percent of our total net undeveloped acreage as of December 31, 2022. Although we have identified numerous potential drilling locations, we may not be able to economically drill for and produce oil, gas, or NGLs from all of them, and our actual drilling activities may materially differ from those presently identified, which could adversely affect our financial condition, results of operations and operating cash flow.
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
Oil and gas operations are subject to many risks, including human error and accidents, that could cause personal injury, death, property damage, well blowouts, craterings, explosions, uncontrollable flows of oil, gas and NGLs, or well fluids, releases or spills of completion fluids, spills or releases from facilities and equipment used to deliver or store these materials, spills or releases of brine or other produced or flowback water, subsurface conditions that prevent us from stimulating the planned number of completion stages, accessing the entirety of the wellbore with our tools during completion, or removing materials from the wellbore to allow production to begin, fires, adverse weather such as hurricanes or tornadoes, freezing conditions, wildfires, floods, droughts, formations with abnormal pressures, pipeline ruptures or spills, pollution, seismic events, releases of toxic gas such as hydrogen sulfide, and other environmental risks and hazards. If any of these types of events occur, we could sustain substantial losses.
In response to increased seismic activity in the Permian Basin in Texas, the Railroad Commission of Texas (“RRC”) has developed a seismic review process for injection wells near qualifying seismic activity. As a result of the seismic review process, the RRC may declare an area to be a Seismic Response Area (“SRA”) and may adjust limits for injection rates and pressure, require bottom-hole pressure tests, or modify, suspend, or terminate injection well permits within the SRA. If an SRA is declared within an area of our operations, our ability to dispose of produced water may be adversely affected, and as a result, we may be forced to shut-in injection wells or find alternate produced water disposal options which could affect production and therefore oil, gas, and NGL production revenue, and could cause us to incur additional capital or operating expense. The declaration of SRAs has required us to adjust the areas where we seek permits for injection wells to areas or formations that are less desirable, and could further restrict the areas where we are able to obtain and operate under such permits without restrictions. Additionally, we could be subject to third-party claims and liability based on allegations that our operations caused or contributed to seismic events that resulted in damage to property or personal injury, or that are otherwise related to seismic events.
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
As of December 31, 2022, the borrowing base and aggregate lender commitments under our Credit Agreement were $2.5 billion and $1.25 billion, respectively. The borrowing base is subject to semi-annual redetermination based on the bank group’s assessment of the value of our proved reserves, which in turn is impacted by oil, gas, and NGL prices. The next borrowing base redetermination date is scheduled for April 1, 2023. Divestitures of additional properties, incurrence of additional debt, or declines in commodity prices could limit our borrowing base and reduce the amount we can borrow under our Credit Agreement, which could in turn impact, among other things, our ability to service our debt, fund our capital program, or compete for the acquisition of new properties.
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
Downgrades in our credit ratings by various credit rating agencies could impact our access to capital and have a material adverse effect on our business and financial condition.
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
•negatively impact lenders’ willingness to transact business with us, which could impact our ability to obtain favorable terms and conditions under our Credit Agreement;
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
To mitigate a portion of the exposure to potentially adverse market changes in oil, gas, and NGL prices and the associated impact on cash flows, we regularly enter into commodity derivative contracts. Our commodity derivative contracts typically include price swap and collar arrangements for oil, gas, and NGLs. These activities may expose us to the risk of financial loss in certain circumstances, including instances in which:
•our production is less than expected;
•one or more counterparties to our commodity derivative contracts default on their contractual obligations; or
•there is a widening of price differentials between delivery points for our production and the delivery point assumed in the commodity derivative contract arrangement.
In addition, commodity derivative contracts may limit the prices we receive for our oil, gas, and NGL sales if oil, gas, or NGL prices rise substantially over the price established by the commodity derivative contract, which we experienced in 2022. Please refer to Note 10 – Derivative Financial Instruments in Part II, Item 8 of this report for additional detail regarding our commodity derivative contracts.
The amount of our debt may limit our ability to obtain financing for acquisitions, make us more vulnerable to adverse economic conditions, and make it more difficult for us to make payments on our debt.
As of December 31, 2022, we had $1.6 billion of aggregate principal amount outstanding of Senior Notes with maturities through 2028, as further discussed and defined in Note 5 – Long-Term Debt in Part II, Item 8 of this report. Additionally, we had no outstanding balance on our revolving credit facility and $1.2 billion of available borrowing capacity under our Credit Agreement as of December 31, 2022. Our long-term debt represented 34 percent of our total book capitalization as of December 31, 2022.

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
As discussed above, our Credit Agreement is subject to periodic borrowing base redeterminations. At times when we have an outstanding balance, we could be forced to repay a portion of our bank borrowings in the event of a downward redetermination of our borrowing base, and we may not have sufficient funds to make such repayment at that time. If we do not have sufficient funds and are otherwise unable to negotiate adjustments to our borrowing base or arrange new financing, we may be forced to sell significant assets.
The agreements governing our debt arrangements contain various covenants that limit our discretion in the operation of our business, could prohibit us from engaging in transactions we believe to be beneficial, and could lead to the accelerated repayment of our debt.
Our debt agreements, including our Credit Agreement and the indentures governing our Senior Notes, contain restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests, including restrictions on incurring debt, issuing dividends, repurchasing common stock, selling assets, creating liens, entering into transactions with affiliates, and merging, consolidating, or selling our assets. Our ability to borrow under our Credit Agreement is subject to compliance with certain financial and non-financial covenants, as outlined in the Credit Agreement. Please refer to Note 5 – Long-Term Debt in Part II, Item 8 of this report for additional discussion. These restrictions on our ability to operate our business could significantly harm us by, among other things, limiting our ability to take advantage of financings, mergers and acquisitions, and other corporate opportunities.
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
Certain segments of the public as a whole, and the investment community in particular, have developed negative sentiment toward our industry. In recent years, equity returns in the sector versus other industry sectors have led to lower oil and gas representation in certain key equity market indices. In addition, some investors, including investment management firms, sovereign wealth and pension funds, university endowments and other investment advisors, have adopted policies to discontinue or reduce their investments in the oil and gas sector based on social and environmental considerations. Furthermore, other influential stakeholders have pressured commercial and investment banks and other service providers to reduce or cease financing of oil and gas companies and related infrastructure projects.
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
Risks Related to Corporate Governance and Ownership of Public Equity Securities
Our certificate of incorporation and by-laws have provisions that discourage corporate takeovers and could prevent stockholders from receiving a takeover premium on their investment, which could adversely affect the price of our common stock.
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
From January 1, 2022, to February 9, 2023, the intraday trading prices per share of our common stock as reported by the New York Stock Exchange ranged from a low of $28.91 per share in January 2022 to a high of $54.97 per share in June 2022. We expect our stock to continue to be subject to fluctuations as a result of a variety of factors, including factors beyond our control. These factors include, in addition to the other risk factors set forth herein, the following:
•changes in oil, gas, or NGL prices;
•changes in the outlook for regional, national, or global commodity supply and demand;
•variations in drilling, recompletion, and operating activity;
•inflation;
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
We may not always pay dividends on our common stock or repurchase common stock under our Stock Repurchase Program.
Payment of future dividends remains at the discretion of our Board of Directors, and common stock repurchases under our Stock Repurchase Program remain at the discretion of our Board of Directors and certain authorized officers of the Company. Decisions regarding the payment of dividends and the repurchase of common stock will continue to depend on our earnings, capital requirements, financial condition, general market and economic conditions, applicable legal requirements, the market price of our common stock, and other factors. The payment of dividends and the repurchase of our common stock are each subject to covenants in our Credit Agreement and in the indentures governing our Senior Notes that could limit our ability to make certain restricted payments including dividends and common stock repurchases. Our Board of Directors may determine in the future to reduce the current annual dividend rate or discontinue the payment of dividends altogether. The value of shares authorized for repurchase by the Board of Directors does not require us to repurchase such shares or guarantee that such shares will be repurchased, and the Stock Repurchase Program may be suspended, modified, or discontinued at any time without prior notice. No assurance can be given that any particular number or dollar value of our shares will be repurchased.
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
The Audit Committee of our Board of Directors receives a quarterly cybersecurity report and update from management, discusses any relevant issues related thereto, and generally oversees and contributes to our Board of Director’s understanding of information technology and cybersecurity risks, among others that may be relevant at any given time. Upon the recommendation of the Audit Committee, we have taken a preventative approach with respect to cybersecurity threats by building a resilient cybersecurity culture through training and other forms of awareness for our employees and by creating and testing various response plans to hypothetical cybersecurity attacks to quickly assess and respond to potential and actual threats. We did not experience any material cybersecurity incidents during 2022, however there can be no assurance that the measures we have taken to address information technology and cybersecurity risks will prove effective in the future.
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
ITEM 3. LEGAL PROCEEDINGS
At times, we may be involved in litigation relating to claims arising out of our business and operations in the normal course of business. As of the filing of this report, no legal proceedings are pending against us that we believe individually or collectively are likely to have a material adverse effect upon our financial condition, results of operations, or cash flows.
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
PERFORMANCE GRAPH
The following performance graph compares the cumulative return on our common stock, for the period beginning December 31, 2017, and ending December 31, 2022, with the cumulative total returns of the Dow Jones Exploration and Production Index (“DJUSOS”), and the Standard & Poor’s 500 Stock Index (“SPX”).
COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURNS
The preceding information under the caption Performance Graph shall be deemed to be furnished, but not filed with the SEC.
Holders. As of February 9, 2023, the number of record holders of our common stock was 102. A substantially greater number of holders of our common stock are beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.

Purchases of Equity Securities by Issuer and Affiliated Purchasers. The following table provides information about purchases made by us and any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the indicated quarters and months, and the year ended December 31, 2022, of shares of our common stock, which is the sole class of equity securities registered by us pursuant to Section 12 of the Exchange Act:

PURCHASES OF EQUITY SECURITIES BY ISSUER AND AFFILIATED PURCHASERS
Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Number or Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (as of the period end date) (2)(3)
First quarter of 2022	623	$38.02	—	3,072,184
Second quarter of 2022	—	$—	—	3,072,184
Third quarter of 2022	1,086,021	$41.75	452,734	$479,767,724
10/01/2022 - 10/31/2022	—	$—	—	$479,767,724
11/01/2022 - 11/30/2022	362,521	$44.07	362,521	$463,792,716
12/01/2022 - 12/31/2022	550,000	$38.13	550,000	$442,820,671
Total	1,999,165	$41.17	1,365,255
____________________________________________
(1)633,910 shares purchased by us in 2022 were to offset tax withholding obligations that occurred upon the delivery of outstanding shares underlying Restricted Stock Units (“RSU” or “RSUs”) and Performance Share Units (“PSU” or “PSUs”) issued under the terms of award agreements granted under the Equity Plan.
(2)On September 7, 2022, we announced that our Board of Directors approved the Stock Repurchase Program authorizing us to repurchase up to $500.0 million in aggregate value of our common stock through December 31, 2024. The Stock Repurchase Program permits us to repurchase our shares from time to time in open market transactions, through privately negotiated transactions or by other means in accordance with federal securities laws and subject to certain provisions of our Credit Agreement and the indentures governing our Senior Notes. We intend to fund repurchases with net cash provided by operating activities. Stock repurchases may also be funded with borrowings under our Credit Agreement. The timing, as well as the number and value of shares repurchased under the Stock Repurchase Program, will be determined by certain authorized officers of the Company at their discretion and will depend on a variety of factors, including the market price of our common stock, general market and economic conditions and applicable legal requirements. The value of shares authorized for repurchase by our Board of Directors does not require us to repurchase such shares or guarantee that such shares will be repurchased, and the Stock Repurchase Program may be suspended, modified, or discontinued at any time without prior notice. No assurance can be given that any particular number or dollar value of our shares will be repurchased. During the year ended December 31, 2022, we repurchased and subsequently retired 1,365,255 shares of our common stock under the Stock Repurchase Program at a weighted-average share price of $41.88 for a total cost of $57.2 million, excluding commissions and fees.
(3)The Stock Repurchase Program terminates and supersedes the August 1998 authorization to repurchase common stock, under which 3,072,184 shares remained available for repurchase prior to termination.

Our payment of cash dividends to our stockholders and repurchases of our common stock are each subject to certain covenants under the terms of our Credit Agreement and Senior Notes. Based on our current performance, we do not anticipate that any of these covenants will limit our potential repurchases of our common stock or our payment of dividends at our current rate for the foreseeable future if any dividends are declared by our Board of Directors.
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion includes forward-looking statements. Please refer to the Cautionary Information about Forward-Looking Statements section of this report for important information about these types of statements.
Overview of the Company
General Overview
Our strategy is to be a premier operator of top-tier oil and gas assets. Our team executes this strategy by prioritizing safety, technological innovation, and stewardship of natural resources, all of which are integral to our corporate culture. Our purpose is to make people’s lives better by responsibly producing energy supplies, contributing to domestic energy security and prosperity, and having a positive impact in the communities where we live and work. Our long-term vision is to sustainably grow value for all of our stakeholders by maintaining and optimizing our high-quality asset portfolio, generating cash flows, and maintaining a strong balance sheet. Our near-term goals include returning value to stockholders through our Stock Repurchase Program and fixed dividend payments, which increased during 2022.
Our asset portfolio is comprised of high-quality assets in the Midland Basin of West Texas and in the Maverick Basin of South Texas that are capable of generating strong returns in the current macroeconomic environment, and present resilience to commodity price risk. We remain focused on maximizing returns and increasing the value of our top-tier assets through continued development and optimization of our Midland Basin assets and through continued delineation of the Austin Chalk formation in South Texas. We believe that our high-quality asset base provides for a sustainable and repeatable approach to prioritizing operational execution, maintaining strong cash flows, returning capital to stockholders, continuing to improve leverage metrics, and maintaining strong financial flexibility.
We are committed to exceptional safety, health, and environmental stewardship; supporting the professional development of a diverse and thriving team of employees; building and maintaining partnerships with our stakeholders by investing in and connecting with the communities where we live and work; and transparency in reporting our progress in these areas. The Environmental, Social and Governance Committee of our Board of Directors oversees, among other things, the development and implementation of the Company’s ESG policies, programs and initiatives, and, together with management, reports to our Board of Directors regarding such matters. Further demonstrating our commitment to sustainable operations and environmental stewardship, compensation for our executives and eligible employees under our long-term incentive plan, and compensation for all employees under our short-term incentive plan is calculated based on, in part, certain Company-wide, performance-based metrics that include key financial, operational, and environmental, health, and safety measures. Please refer to our Definitive Proxy Statement on Schedule 14A for the 2023 annual meeting of stockholders to be filed within 120 days from December 31, 2022, for additional discussion.
Global commodity and financial markets remain subject to high levels of macroeconomic uncertainty and volatility as a result of inflation, the ongoing conflict between Russia and Ukraine and associated economic and trade sanctions on Russia, and the Pandemic. These events have been drivers of volatile commodity prices and contributed to increased service provider costs, instances of supply chain disruptions, and a rise in interest rates, and could have further industry-specific impacts that may require us to adjust our business plan. Future impacts of these and other events on commodity and financial markets are inherently unpredictable. Despite continuing uncertainty, we expect to maximize the value of our high-quality asset base and sustain strong operational performance and financial stability. We are focused on returning capital to shareholders through increasing returns and cash flow generation.
2022 Financial and Operational Highlights
During 2022, we accomplished the near-term goals established at the beginning of the year to improve our leverage metrics by reducing the principal balance of our outstanding debt through cash flow generation and increasing the value of our capital project inventory. For the year ended December 31, 2022, net cash provided by operating activities exceeded net cash used in investing activities by $806.1 million, and we reduced the principal balance of our total outstanding long-term debt by $551.4 million by redeeming the remaining outstanding aggregate principal balance of our 2024 Senior Notes and our 2025 Senior Secured Notes. Our Board of Directors authorized the Stock Repurchase Program and increased our fixed dividend to $0.60 per share annually, to be paid in quarterly increments of $0.15 per share, both of which align with our goal to implement a sustainable and repeatable capital return program that creates long-term value for our stockholders. During the year ended December 31, 2022, we repurchased and subsequently retired 1,365,255 shares of our common stock at a cost of $57.2 million. Please refer to Note 3 - Equity and Note 5 – Long-Term Debt in Part II, Item 8 of this report for additional discussion and definitions.
Financial and Operational Results. Average net daily equivalent production for the year ended December 31, 2022, increased three percent to 145.1 MBOE, compared with 140.7 MBOE for 2021. The total increase consisted of a 37 percent increase from our South Texas assets, which outpaced a 14 percent decrease from our Midland Basin assets, as a result of increased capital allocation to our Austin Chalk assets. Realized prices for oil, gas, and NGLs increased 40 percent, 29 percent, and six percent, respectively, for the year ended December 31, 2022, compared with 2021. As a result of increased realized prices, oil, gas, and NGL production revenue increased 29 percent to $3.3 billion for the year ended December 31, 2022, compared with $2.6 billion for 2021. We recorded a net derivative loss of $374.0 million for the year ended December 31, 2022, compared with a $901.7 million net derivative loss for 2021.

These amounts include derivative settlement losses of $710.7 million and $749.0 million for the years ended December 31, 2022, and 2021, respectively. Operational activities during the year ended December 31, 2022, resulted in the following financial and operational results:
•Net cash provided by operating activities of $1.7 billion for the year ended December 31, 2022, compared with $1.2 billion for 2021.
•Net income of $1.1 billion, or $8.96 per diluted share, for the year ended December 31, 2022, compared with net income of $36.2 million, or $0.29 per diluted share for 2021.
•Adjusted EBITDAX, a non-GAAP financial measure, for the year ended December 31, 2022, of $1.9 billion, compared with $1.2 billion for 2021. Please refer to Non-GAAP Financial Measures below for additional discussion, including our definition of adjusted EBITDAX and reconciliations to net income (loss) and net cash provided by operating activities.
•Total estimated proved reserves as of December 31, 2022, increased nine percent from December 31, 2021, to 537.4 MMBOE, of which, 56 percent were liquids (oil and NGLs) and 59 percent were proved developed reserves. The increase to total estimated proved reserves was primarily driven by 103.2 MMBOE of infill reserves, partially offset by 53.0 MMBOE of production during 2022 and the removal of 19.9 MMBOE of proved undeveloped reserves reclassified to unproved reserves categories as a result of development plan optimization. Our proved reserve life index increased to 10.1 years as of December 31, 2022, compared with 9.6 years as of December 31, 2021. Please refer to Reserves in Part I, Items 1 and 2 of this report for additional discussion. The standardized measure of discounted future net cash flows was $10.0 billion as of December 31, 2022, compared with $7.0 billion as of December 31, 2021, which was an increase of 43 percent year-over-year. Please refer to Supplemental Oil and Gas Information (unaudited) in Part II, Item 8 of this report for additional discussion.
Operational Activities. During 2022, we continued to experience strong well performance in the RockStar area of our Midland Basin position due to successful operational execution, enhanced drilling and completion designs, and our focus on capital efficiency. Our South Texas program benefited from continued successful delineation and development of the Austin Chalk formation in addition to the sustained strong performance of our Eagle Ford shale wells. Our continued success in both our Midland Basin and South Texas programs is attributable to our top-tier assets and our continued commitment to geoscience, technology, and innovation.
Our Midland Basin program averaged three drilling rigs and one completion crew during 2022. We drilled 63 gross (50 net) wells and completed 44 gross (36 net) wells during 2022, and net equivalent production decreased year-over-year by 14 percent to 29.7 MMBOE. Costs incurred during 2022 totaled $476.2 million, or 50 percent of our total 2022 costs incurred. Drilling and completion activities within our RockStar and Sweetie Peck positions in the Midland Basin continue to focus primarily on developing the Spraberry and Wolfcamp formations.
Our South Texas program averaged two drilling rigs and one completion crew during 2022. We drilled 41 gross (40 net) wells and completed 43 gross (43 net) wells during 2022, and net equivalent production increased year-over-year by 37 percent to 23.2 MMBOE. Costs incurred during 2022 totaled $431.0 million, or 45 percent of our total 2022 costs incurred. Drilling and completion activities in South Texas during 2022 were primarily focused on developing the Austin Chalk formation.
The table below provides a summary of changes in our drilled but not completed well count and current year drilling and completion activity in our operated programs for the year ended December 31, 2022:

	Midland Basin		South Texas		Total
	Gross	Net	Gross	Net	Gross	Net
Wells drilled but not completed at December 31, 2021 (1)	30	27	32	32	62	59
Wells drilled (2)	63	50	41	40	104	90
Wells completed (2)	(44)	(36)	(43)	(43)	(87)	(79)
Other (3)	—	—	(1)	(1)	(1)	(1)
Wells drilled but not completed at December 31, 2022 (4)(5)	49	40	29	28	78	69
____________________________________________
(1)    The South Texas drilled but not completed well count as of December 31, 2021, included 11 gross (11 net) wells that were not included in our five-year development plan as of December 31, 2021, 10 of which were in the Eagle Ford shale.
(2)    Wells drilled and completed during the year ended December 31, 2022, exclude one drilled and completed well that was subsequently abandoned, outside of our core areas of operation.
(3)    In 2022, we drilled a science well to study and monitor Austin Chalk reservoir activity during and after development.  We do not intend to complete this well.
(4)    The South Texas drilled but not completed well count as of December 31, 2022, includes nine gross (nine net) wells that are not included in our five-year development plan, eight of which are in the Eagle Ford shale.
(5)    Amounts may not calculate due to rounding.

Costs Incurred. Costs incurred in oil and gas property acquisition, exploration, and development activities, whether capitalized or expensed, are summarized as follows:

For the Year Ended
December 31, 2022
(in millions)
Development costs	$810.5
Exploration costs	147.0
Acquisitions
Proved properties	—
Unproved properties	4.2
Total, including asset retirement obligations (1)	$961.7
____________________________________________
(1)    Please refer to the caption Costs Incurred in Supplemental Oil and Gas Information (unaudited) in Part II, Item 8 of this report.
Production Results. The table below presents the disaggregation of our net production volumes by product type for each of our assets for the year ended December 31, 2022:

	Midland Basin	South Texas	Total
Net production volumes:
Oil (MMBbl)	19.1	4.9	24.0
Gas (Bcf)	63.5	62.5	125.9
NGLs (MMBbl)	—	8.0	8.0
Equivalent (MMBOE)	29.7	23.2	53.0
Average net daily equivalent (MBOE per day)	81.4	63.7	145.1
Relative percentage	56%	44%	100%
____________________________________________
Note: Amounts may not calculate due to rounding.
Net equivalent production increased three percent for the year ended December 31, 2022, compared with 2021, comprised of a 37 percent increase from our South Texas assets, partially offset by a 14 percent decrease from our Midland Basin assets. Please refer to Overview of Selected Production and Financial Information, Including Trends and Comparison of Financial Results and Trends Between 2022 and 2021 and Between 2021 and 2020 below for additional discussion on production.
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

The following table summarizes commodity price data, as well as the effect of derivative settlements, for the years ended December 31, 2022, 2021, and 2020:

	For the Years Ended December 31,
	2022	2021	2020
Oil (per Bbl):
Average NYMEX contract monthly price	$94.23	$67.92	$39.40
Realized price	$94.67	$67.72	$37.08
Effect of oil derivative settlements	$(21.46)	$(18.73)	$14.40

Gas:
Average NYMEX monthly settle price (per MMBtu)	$6.64	$3.84	$2.08
Realized price (per Mcf)	$6.28	$4.85	$1.80
Effect of gas derivative settlements (per Mcf)	$(1.36)	$(1.41)	$0.11

NGLs (per Bbl):
Average OPIS price (1)	$43.48	$36.65	$17.96
Realized price	$35.66	$33.67	$13.96
Effect of NGL derivative settlements	$(3.06)	$(13.68)	$1.28
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
Commodity prices increased in 2022 compared with both 2021 and 2020. However, given the uncertainty surrounding the ongoing conflict between Russia and Ukraine, the economic and trade sanctions that certain countries have imposed on Russia, production output from OPEC+, and the potential impacts of these issues on global commodity and financial markets, we expect benchmark prices for oil, gas, and NGLs to remain volatile for the foreseeable future. We cannot reasonably predict the timing or likelihood of any future commodity prices fluctuations that could be caused by further inflation, supply chain disruptions, a continued rise in interest rates, and industry-specific impacts. In addition to supply and demand fundamentals, as global commodities, the prices for oil, gas, and NGLs are affected by real or perceived geopolitical risks in various regions of the world as well as the relative strength of the United States dollar compared to other currencies. Our realized prices at local sales points may also be affected by infrastructure capacity in the areas of our operations and beyond.
The following table summarizes 12-month strip prices for NYMEX WTI oil, NYMEX Henry Hub gas, and OPIS NGLs as of February 9, 2023, and December 31, 2022:

	As of February 9, 2023	As of December 31, 2022
NYMEX WTI oil (per Bbl)	$77.05	$79.47
NYMEX Henry Hub gas (per MMBtu)	$3.19	$4.26
OPIS NGLs (per Bbl)	$31.09	$29.85
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

Outlook
Our total 2023 capital program, which we expect to fund with cash flows from operations, is expected to be approximately $1.1 billion. We plan to focus our 2023 capital program on highly economic oil development projects in both our Midland Basin and South Texas assets. We expect to repurchase additional shares of our outstanding common stock through our Stock Repurchase Program during 2023, under which $442.8 million remained available for repurchases as of December 31, 2022.
Financial Results of Operations and Additional Comparative Data
The tables below provide information regarding selected production and financial information for the three months ended December 31, 2022, and the preceding three quarters:

	For the Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2022	2022	2022	2022
	(in millions)
Production (MMBOE)	13.1	12.7	13.3	13.8
Oil, gas, and NGL production revenue	$669.3	$827.6	$990.4	$858.7
Oil, gas, and NGL production expense	$150.7	$160.0	$165.6	$144.7
Depletion, depreciation, amortization, and asset retirement obligation liability accretion	$143.6	$145.9	$154.8	$159.5
Exploration	$10.8	$14.2	$20.9	$9.0
General and administrative	$32.8	$28.4	$28.3	$25.0
Net income	$258.5	$481.2	$323.5	$48.8
____________________________________________
Note: Amounts may not calculate due to rounding.
Selected Performance Metrics

	For the Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2022	2022	2022	2022
Average net daily equivalent production (MBOE per day)	142.9	137.8	146.6	153.3
Lease operating expense (per BOE)	$5.20	$5.64	$5.11	$4.25
Transportation costs (per BOE)	$2.86	$2.87	$2.87	$2.74
Production taxes as a percent of oil, gas, and NGL production revenue	4.8%	4.9%	5.1%	4.7%
Ad valorem tax expense (per BOE)	$0.97	$0.93	$0.69	$0.58
Depletion, depreciation, amortization, and asset retirement obligation liability accretion (per BOE)	$10.93	$11.50	$11.60	$11.56
General and administrative (per BOE)	$2.50	$2.24	$2.12	$1.81
____________________________________________
Note: Amounts may not calculate due to rounding.

Overview of Selected Production and Financial Information, Including Trends

	For the Years Ended December 31,			Amount Change Between		Percent Change Between
	2022	2021	2020	2022/2021	2021/2020	2022/2021	2021/2020
Net production volumes: (1)
Oil (MMBbl)	24.0	27.9	23.0	(4.0)	4.9	(14)%	21%
Gas (Bcf)	125.9	108.4	103.9	17.6	4.5	16%	4%
NGLs (MMBbl)	8.0	5.4	6.1	2.6	(0.7)	49%	(12)%
Equivalent (MMBOE)	53.0	51.4	46.4	1.6	4.9	3%	11%
Average net daily production: (1)
Oil (MBbl per day)	65.7	76.5	62.9	(10.8)	13.6	(14)%	22%
Gas (MMcf per day)	345.0	296.9	283.9	48.1	13.0	16%	5%
NGLs (MBbl per day)	21.9	14.7	16.7	7.2	(2.0)	49%	(12)%
Equivalent (MBOE per day)	145.1	140.7	126.9	4.4	13.9	3%	11%
Oil, gas, and NGL production revenue (in millions): (1)
Oil production revenue	$2,270.1	$1,891.8	$853.6	$378.2	$1,038.3	20%	122%
Gas production revenue	790.9	525.5	187.5	265.4	338.0	51%	180%
NGL production revenue	285.0	180.6	85.2	104.3	95.4	58%	112%
Total oil, gas, and NGL production revenue	$3,345.9	$2,597.9	$1,126.2	$748.0	$1,471.7	29%	131%
Oil, gas, and NGL production expense (in millions): (1)
Lease operating expense	$266.5	$225.5	$184.2	$41.0	$41.2	18%	22%
Transportation costs	150.0	139.4	142.0	10.6	(2.6)	8%	(2)%
Production taxes	162.6	121.1	46.1	41.5	75.0	34%	163%
Ad valorem tax expense	41.7	19.4	18.9	22.3	0.5	115%	3%
Total oil, gas, and NGL production expense	$620.9	$505.4	$391.2	$115.5	$114.2	23%	29%
Realized price:
Oil (per Bbl)	$94.67	$67.72	$37.08	$26.95	$30.64	40%	83%
Gas (per Mcf)	$6.28	$4.85	$1.80	$1.43	$3.05	29%	169%
NGLs (per Bbl)	$35.66	$33.67	$13.96	$1.99	$19.71	6%	141%
Per BOE	$63.18	$50.58	$24.26	$12.60	$26.32	25%	108%
Per BOE data: (1)
Oil, gas, and NGL production expense:
Lease operating expense	$5.03	$4.39	$3.97	$0.64	$0.42	15%	11%
Transportation costs	2.83	2.71	3.06	0.12	(0.35)	4%	(11)%
Production taxes	3.07	2.36	0.99	0.71	1.37	30%	138%
Ad valorem tax expense	0.79	0.38	0.41	0.41	(0.03)	108%	(7)%
Total oil, gas, and NGL production expense	$11.72	$9.84	$8.43	$1.88	$1.41	19%	17%
Depletion, depreciation, amortization, and asset retirement obligation liability accretion	$11.40	$15.08	$16.91	$(3.68)	$(1.83)	(24)%	(11)%
General and administrative	$2.16	$2.18	$2.14	$(0.02)	$0.04	(1)%	2%
Derivative settlement gain (loss) (2)	$(13.42)	$(14.58)	$7.57	$1.16	$(22.15)	8%	(293)%
Earnings per share information (in thousands, except per share data): (3)
Basic weighted-average common shares outstanding	122,351	119,043	113,730	3,308	5,313	3%	5%
Diluted weighted-average common shares outstanding	124,084	123,690	113,730	394	9,960	—%	9%
Basic net income (loss) per common share	$9.09	$0.30	$(6.72)	$8.79	$7.02	2,930%	104%
Diluted net income (loss) per common share	$8.96	$0.29	$(6.72)	$8.67	$7.01	2,990%	104%

____________________________________________
(1)    Amounts and percentage changes may not calculate due to rounding.
(2)    Derivative settlements for the years ended December 31, 2022, 2021, and 2020, are included within the net derivative (gain) loss line item in the accompanying consolidated statements of operations (“accompanying statements of operations”).
(3)    Please refer to Note 9 - Earnings Per Share in Part II, Item 8 of this report for additional discussion.
Average net daily equivalent production for the year ended December 31, 2022, increased three percent compared with 2021, as a result of a 37 percent increase in average net daily equivalent production from our South Texas assets outpacing a 14 percent decrease in average net daily equivalent production from our Midland Basin assets, as a result of increased capital allocation to our Austin Chalk assets. In 2023, we expect total production volumes to remain relatively flat compared with 2022, and we expect a slight decrease in oil as a percentage of total production. Please refer to Comparison of Financial Results and Trends Between 2022 and 2021 and Between 2021 and 2020 below for additional discussion.
We present certain information on a per BOE basis in order to evaluate our performance relative to our peers and to identify and measure trends we believe may require additional analysis and discussion.
Our realized price on a per BOE basis increased $12.60 for the year ended December 31, 2022, compared with 2021, primarily as a result of increased benchmark commodity prices. The loss on settlement of our commodity derivative contracts decreased $1.16 per BOE resulting from a lower percentage of production volumes covered by commodity derivative contracts that settled during the year ended December 31, 2022, compared with 2021.
LOE on a per BOE basis increased 15 percent for the year ended December 31, 2022, compared with 2021, primarily driven by increases in workover activity, and service provider costs that were impacted by inflation. For 2023, we expect LOE on a per BOE basis to increase, compared with 2022, primarily as a result of anticipated increases in service provider costs attributable to inflation, and increased workover activity, which we expect to be partially offset by increasing activity in the Austin Chalk, where operating costs are lower than in the Midland Basin. We anticipate volatility in LOE on a per BOE basis as a result of changes in total production, changes in our overall production mix, timing of workover projects, inflation, and industry activity, all of which impact total LOE.
Transportation costs on a per BOE basis increased four percent for the year ended December 31, 2022, compared with 2021. This increase was the result of a 37 percent increase in net daily equivalent production volumes from our South Texas assets which was partially offset by transportation contract cost reductions. In general, we expect total transportation costs to fluctuate relative to changes in gas and NGL production from our South Texas assets, where we incur a majority of our transportation costs. For 2023, we expect transportation costs on a per BOE basis to decrease compared with 2022 as a result of transportation cost reductions in the second half of 2023 resulting from the expiration of a long-term contract in South Texas.
Production tax expense on a per BOE basis for the year ended December 31, 2022, increased 30 percent compared with 2021, primarily driven by increases in realized prices. Our overall production tax rate was 4.9 percent and 4.7 percent for the years ended December 31, 2022, and 2021, respectively. We generally expect production tax expense to correlate with oil, gas, and NGL production revenue on an absolute and per BOE basis. Product mix, the location of production, and incentives to encourage oil and gas development can also impact the amount of production tax expense that we recognize.
Ad valorem tax expense on a per BOE basis increased 108 percent for the year ended December 31, 2022, compared with 2021, as a result of increases to the assessed values of our producing properties, driven by increases in commodity prices. We anticipate volatility in ad valorem tax expense on a per BOE and absolute basis as the valuation of our producing properties changes.
Depletion, depreciation, amortization, and asset retirement obligation liability accretion (“DD&A”) expense on a per BOE basis decreased 24 percent for the year ended December 31, 2022, compared with 2021, as a result of increased estimated proved reserves at the end of 2021 and during 2022, and increased activity in our Austin Chalk program, which has lower DD&A rates compared to our Midland Basin assets. We expect DD&A expense per BOE and on an absolute basis to increase slightly in 2023, compared with 2022, primarily as a result of inflation, partially offset by increased activity in our Austin Chalk program. Our DD&A rate fluctuates as a result of changes in our production mix, changes in our total estimated proved reserve volumes, changes in capital allocation, impairments, divestiture activity, and carrying cost funding and sharing arrangements with third parties.
General and administrative (“G&A”) expense on a per BOE basis remained relatively flat for the year ended December 31, 2022, compared with 2021. For 2023, we expect G&A expense per BOE and on an absolute basis to increase compared with 2022, primarily as a result of expected increases in compensation expense.
Please refer to Comparison of Financial Results and Trends Between 2022 and 2021 and Between 2021 and 2020 for additional discussion of operating expenses.

Comparison of Financial Results and Trends Between 2022 and 2021 and Between 2021 and 2020
Please refer to Comparison of Financial Results and Trends Between 2021 and 2020 and Between 2020 and 2019 in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our 2021 Annual Report on Form 10-K, filed with the SEC on February 25, 2022, for a detailed discussion of certain comparisons of our financial results and trends for the year ended December 31, 2021, compared with the year ended December 31, 2020.
Average net daily equivalent production, production revenue, and production expense
The following table presents the changes in our average net daily equivalent production, production revenue, and production expense, by area, between the years ended December 31, 2022, and 2021:

	Net Equivalent Production Increase (Decrease)	Production Revenue Increase	Production Expense Increase
	(MBOE per day)	(in millions)	(in millions)
Midland Basin	(13.0)	$222.0	$55.5
South Texas	17.3	526.0	60.0
Total	4.4	$748.0	$115.5
____________________________________________
Note: Amounts may not calculate due to rounding.
Average net daily equivalent production volumes for the year ended December 31, 2022, increased three percent compared with 2021, comprised of a 37 percent increase from our South Texas assets, partially offset by a 14 percent decrease from our Midland Basin assets. Realized prices for oil, gas, and NGLs increased 40 percent, 29 percent, and six percent, respectively, for the year ended December 31, 2022, compared with 2021. As a result of increased production and pricing, production revenue for oil, gas, and NGLs increased 29 percent for the year ended December 31, 2022, compared with 2021. Total production expense for the year ended December 31, 2022, increased 23 percent, compared with 2021, primarily as a result of increased production taxes and LOE.
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
Average net daily equivalent production volumes for the year ended December 31, 2021, increased 11 percent compared with 2020, comprised of a 19 percent increase from our Midland Basin assets, partially offset by a two percent decrease from our South Texas assets. Realized prices for oil, gas, and NGLs increased 83 percent, 169 percent, and 141 percent, respectively, for the year ended December 31, 2021, compared with 2020. As a result of increased production and pricing, production revenue for oil, gas, and NGLs increased 131 percent for the year ended December 31, 2021, compared with 2020. Total production expense for the year ended December 31, 2021, increased 29 percent compared with 2020, primarily as a result of increased production taxes and LOE.
Please refer to Overview of Selected Production and Financial Information, Including Trends for additional discussion, including discussion of trends on a per BOE basis.
Depletion, depreciation, amortization, and asset retirement obligation liability accretion

	For the Years Ended December 31,
	2022	2021	2020
	(in millions)
Depletion, depreciation, amortization, and asset retirement obligation liability accretion	$603.8	$774.4	$785.0

DD&A expense for the year ended December 31, 2022, decreased 22 percent compared with 2021, primarily as a result of increased estimated proved reserves at the end of 2021 and during 2022, and increased activity in our Austin Chalk program, which has lower DD&A rates compared to our Midland Basin assets. DD&A expense for the year ended December 31, 2021, remained flat compared with 2020. Please refer to Overview of Selected Production and Financial Information, Including Trends above for discussion of DD&A expense on a per BOE basis.
Exploration

	For the Years Ended December 31,
	2022	2021	2020
	(in millions)
Geological, geophysical, and other expenses	$24.7	$7.0	$11.6
Overhead	30.2	32.3	29.4
Total	$54.9	$39.3	$41.0
__________________________________________
Note: Prior periods have been adjusted to conform to the current period presentation.
Exploration expense increased 40 percent for the year ended December 31, 2022, compared with 2021, primarily as a result of unsuccessful exploration activity related to one drilled and completed well that was subsequently abandoned outside of our core areas of operation. Exploration expense fluctuates based on actual geological and geophysical studies we perform within an exploratory area, exploratory dry hole expense incurred, and changes in the amount of allocated overhead.
Impairment

	For the Years Ended December 31,
	2022	2021	2020
	(in millions)
Abandonment and impairment of unproved properties	$7.5	$35.0	$59.3
Impairment of proved oil and gas properties and related support equipment	—	—	956.7
Total	$7.5	$35.0	$1,016.0
Unproved property abandonments and impairments recorded during the years ended December 31, 2022, 2021, and 2020, related to actual and anticipated lease expirations, as well as actual and anticipated losses of acreage due to title defects, changes in development plans, and other inherent acreage risks. Impairment expense decreased 79 percent for the year ended December 31, 2022, compared with 2021, as a result of fewer actual and anticipated lease expirations and title defects.
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
Reserve estimates and related impairments of proved and unproved properties are difficult to predict in a volatile price environment. If commodity prices for the products we produce decline as a result of supply and demand fundamentals associated with geopolitical or macroeconomic events, we may experience additional proved and unproved property impairments in the future. Future impairments of proved and unproved properties are difficult to predict; however, based on our commodity price assumptions as of February 9, 2023, we do not expect any material oil and gas property impairments in the first quarter of 2023 resulting from commodity price impacts.
Please refer to Critical Accounting Estimates below and Note 8 – Fair Value Measurements in Part II, Item 8 of this report for additional discussion.

General and administrative

	For the Years Ended December 31,
	2022	2021	2020
	(in millions)
General and administrative	$114.6	$111.9	$99.2
G&A expense remained flat for the year ended December 31, 2022, compared with 2021, and increased 13 percent for the year ended December 31, 2021, compared with 2020, primarily as a result of increased compensation expense. Please refer to Overview of Selected Production and Financial Information, Including Trends above for discussion of G&A expense.
Net derivative (gain) loss

	For the Years Ended December 31,
	2022	2021	2020
	(in millions)
Net derivative (gain) loss	$374.0	$901.7	$(161.6)
Net derivative (gain) loss is a result of changes in derivative fair values associated with fluctuations in the forward price curves for the commodities underlying our outstanding derivative contracts and the monthly cash settlements of our derivative positions during the period. The net derivative losses for the years ended December 31, 2022, and 2021, resulted from increases in benchmark commodity prices during those years. The net derivative gain for the year ended December 31, 2020, resulted from decreases in benchmark commodity prices during 2020. Please refer to Note 10 – Derivative Financial Instruments in Part II, Item 8 of this report for additional discussion.
Other operating expense, net

	For the Years Ended December 31,
	2022	2021	2020
	(in millions)
Other operating expense, net	$3.5	$46.1	$24.8
Other operating expense, net, recorded in 2021 and 2020, primarily consisted of legal settlements.
Interest expense

	For the Years Ended December 31,
	2022	2021	2020
	(in millions)
Interest expense	$(120.3)	$(160.4)	$(163.9)
Interest expense decreased 25 percent for the year ended December 31, 2022, compared with 2021, as a result of the reduction in the aggregate principal amount of our Senior Notes through various transactions in 2022 and 2021. Total interest expense is impacted by, and can vary based on, the timing and amount of borrowings under our revolving credit facility. Please refer to Overview of Liquidity and Capital Resources below, and to Note 5 – Long-Term Debt in Part II, Item 8 of this report for additional discussion, including the definition of Senior Notes.
Net gain (loss) on extinguishment of debt

	For the Years Ended December 31,
	2022	2021	2020
	(in millions)
Net gain (loss) on extinguishment of debt	$(67.6)	$(2.1)	$280.1

The redemption of our 2025 Senior Secured Notes during 2022 resulted in a net loss on extinguishment of debt of $67.2 million, which included $33.5 million of premium paid, $26.3 million of accelerated expense recognition of the unamortized debt discount, and $7.4 million of accelerated expense recognition of the unamortized deferred financing costs.
The Exchange Offers executed during 2020 resulted in a net gain on extinguishment of debt of $227.3 million, which was primarily comprised of the gain on the partial principal redemption of Old Notes and the debt discount associated with the issuance of the 2025 Senior Secured Notes. Additionally, during the year ended December 31, 2020, we repurchased certain of our 2022 Senior Notes and 2024 Senior Notes in open market transactions, resulting in a net gain on extinguishment of debt of $52.8 million.
Please refer to Note 5 – Long-Term Debt in Part II, Item 8 of this report for additional discussion, including the definitions of Exchange Offers, Old Notes, 2025 Senior Secured Notes, 2022 Senior Notes, and 2024 Senior Notes.
Income tax (expense) benefit

	For the Years Ended December 31,
	2022	2021	2020
	(in millions, except tax rate)
Income tax (expense) benefit	$(283.8)	$(9.9)	$192.1
Effective tax rate	20.3%	21.5%	20.1%
The decrease in the effective tax rate for the year ended December 31, 2022, compared with 2021, primarily resulted from the release of the valuation allowance recorded against the derivative deferred tax asset recognized in prior periods. As a result of the increase in income before income taxes for the year ended December 31, 2022, compared with 2021, the Company’s permanent items, including excess tax benefits from stock-based compensation and limits on expensing of certain individual’s compensation, had less of an impact on the effective tax rate for the year ended December 31, 2022, compared with 2021.
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
During 2022, we made federal estimated tax payments of $10.0 million. During the fourth quarter of 2022, we commissioned a multi-year research and development (“R&D") credit study which is expected to be completed in late 2023. We expect that this study will result in a favorable impact to our effective tax rate when the results are recorded.
Changes in federal income tax laws or enactment of proposed legislation to increase the corporate tax rate and eliminate or reduce certain oil and gas industry deductions could have a material impact on our effective tax rate and current tax expense. Effective for tax years beginning after December 31, 2022, the IRA creates a 15 percent corporate alternative minimum tax (“CAMT”) on average annual adjusted financial statement income exceeding $1.0 billion over any three-year period. The CAMT is currently not expected to have a material effect on our consolidated financial statements in future periods.
Please refer to Overview of Liquidity and Capital Resources and Critical Accounting Estimates below as well as Note 4 – Income Taxes in Part II, Item 8 of this report for further discussion.
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
Sources of Cash
We expect our 2023 capital expenditure and return of capital programs to be funded by cash flows from operations. Although we expect cash flows from operations to be sufficient to fund our 2023 programs, we may also use borrowings under our revolving credit facility or raise funds through new debt or equity offerings or from other sources of financing. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current stockholders could be diluted, and these newly issued securities may have rights, preferences, or privileges senior to those of existing stockholders and bondholders. Additionally, we may enter into carrying cost and sharing arrangements with third parties for certain exploration or development programs. All of our sources of liquidity can be affected by the general conditions of the broader economy, force majeure events, fluctuations in commodity prices, operating costs, interest rate changes, tax law changes, and volumes produced, all of which affect us and our industry.
Our credit ratings impact the availability of and cost for us to borrow additional funds. Three major credit rating agencies upgraded our credit ratings during 2022, reflecting our top-tier assets and operational performance, our priority of improving our leverage metrics, our ability to consistently generate cash flows and our decision to use a portion of the proceeds to reduce total debt, our strong liquidity profile, and our use of financial derivative instruments as part of our financial risk management program.
We have no control over the market prices for oil, gas, and NGLs, although we may be able to influence the amount of our realized revenues from our oil, gas, and NGL sales through the use of commodity derivative contracts as part of our commodity price risk management program. Commodity derivative contracts may limit the prices we receive for our oil, gas, and NGL sales if oil, gas, or NGL prices rise substantially over the price established by the commodity derivative contract. Please refer to Note 10 – Derivative Financial Instruments in Part II, Item 8 of this report for additional information about our commodity derivative contracts currently in place and the timing of settlement of those contracts.
Credit Agreement
Our Credit Agreement provides for a senior secured revolving credit facility with a maximum loan amount of $3.0 billion, a borrowing base of $2.5 billion, and aggregate lender commitments totaling $1.25 billion. The borrowing base is subject to regular, semi-annual redetermination, and considers the value of both our proved oil and gas properties reflected in our most recent reserve report and commodity derivative contracts, each as determined by our lender group. The next scheduled borrowing base redetermination date is April 1, 2023. No individual bank participating in our Credit Agreement represents more than 10 percent of the lender commitments under the Credit Agreement. We must comply with certain financial and non-financial covenants under the terms of the Credit Agreement, including covenants limiting dividend payments and requiring that we maintain certain financial ratios, as set forth in the Credit Agreement. We were in compliance with all financial and non-financial covenants as of December 31, 2022, and through the filing of this report. Please refer to Note 5 – Long-Term Debt in Part II, Item 8 of this report for additional discussion, as well as the presentation of the outstanding balance, total amount of letters of credit, and available borrowing capacity under the Credit Agreement as of February 9, 2023, December 31, 2022, and December 31, 2021.
We had no revolving credit facility borrowings during the year ended December 31, 2022. Our daily weighted-average revolving credit facility debt balance was $106.0 million for the year ended December 31, 2021. Cash flows provided by our operating activities, proceeds received from divestitures of properties, capital markets activities including open market debt repurchases, debt redemptions, repayment of scheduled debt maturities, our capital expenditures, including acquisitions, and other financing activities, all impact the amount we borrow under our revolving credit facility.
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
The following table presents our weighted-average interest rates and our weighted-average borrowing rates for the years ended December 31, 2022, 2021, and 2020:

	For the Years Ended December 31,
	2022	2021	2020
Weighted-average interest rate	7.6%	7.7%	7.0%
Weighted-average borrowing rate	6.8%	6.8%	6.1%
Our weighted-average interest rate remained flat for the year ended December 31, 2022, compared with 2021, as an increase in deferred financing costs and higher commitment fees resulting from the increase in aggregate lender commitments under the Credit Agreement were offset by decreases related to the redemption of the 2025 Senior Secured Notes. Our weighted-average borrowing rate remained flat for the year ended December 31, 2022, compared with 2021, as a result of the timing of redemptions of our Senior Notes during 2022 and 2021. Our weighted-average interest and weighted-average borrowing rates increased for the year ended December 31, 2021, compared with 2020, primarily as a result of the higher interest rate on our 2025 Senior Secured Notes issued during 2020.
Our weighted-average interest and weighted-average borrowing rates are impacted by the occurrence and timing of long-term debt issuances and redemptions and the average outstanding balance on our revolving credit facility. Additionally, our weighted-average interest rate is impacted by the fees paid on the unused portion of our aggregate lender commitments. The rates disclosed in the above table do not reflect certain amounts associated with the repurchase or redemption of Senior Notes, such as the accelerated expense recognition of the unamortized deferred financing costs and unamortized discounts, as these amounts are netted against the associated gain or loss on extinguishment of debt. The 2021 Senior Secured Convertible Notes were retired upon maturity on July 1, 2021, the 2024 Senior Notes were redeemed on February 14, 2022, and the 2025 Senior Secured Notes were redeemed on June 17, 2022. After these dates, the weighted-average interest rate was no longer impacted by the non-cash amortization of deferred financing costs for the redeemed or retired notes, or for 2021 Senior Secured Convertible Notes and the 2025 Senior Secured Notes, the non-cash amortization of the discounts. Please refer to Note 5 – Long-Term Debt in Part II, Item 8 of this report for additional discussion and definitions.
Uses of Cash
We use cash for the development, exploration, and acquisition of oil and gas properties; for the payment of operating and general and administrative costs, income taxes, dividends, and debt obligations, including interest and early repayments or redemptions; and for repurchases of shares of our common stock under the Stock Repurchase Program. Expenditures for the development, exploration, and acquisition of oil and gas properties are the primary use of our capital resources. During 2022, we spent approximately $879.9 million on capital expenditures. This amount differs from the costs incurred amount of $961.7 million for the year ended December 31, 2022, as costs incurred is an accrual-based amount that also includes asset retirement obligations, geological and geophysical expenses, acquisitions of oil and gas properties, and exploration overhead amounts. Please refer to Costs Incurred in Supplemental Oil and Gas Information (unaudited) in Part II, Item 8 of this report for additional discussion.
The amount and allocation of our future capital expenditures will depend upon a number of factors, including our cash flows from operating, investing, and financing activities, our ability to execute our development program, inflation, and the number and size of acquisitions that we complete. In addition, the impact of oil, gas, and NGL prices on investment opportunities, the availability of capital, tax law changes, and the timing and results of our exploration and development activities may lead to changes in funding requirements for future development. We periodically review our capital expenditure budget to assess if changes are necessary based on current and projected cash flows, acquisition and divestiture activities, debt requirements, and other factors.
Changes to the Internal Revenue Code (“IRC“), such as the CAMT enacted pursuant to the IRA, effective for tax years beginning after December 31, 2022, could increase the corporate income tax rate and could eliminate or reduce current tax deductions for intangible drilling costs, depreciation of equipment costs, and other deductions which currently reduce our taxable income. While the CAMT is not currently applicable to us, it and other future legislation could reduce our net cash provided by operating activities over time, and could therefore result in a reduction of funding available for the items discussed above.
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
On September 7, 2022, we announced that our Board of Directors approved the Stock Repurchase Program authorizing us to repurchase up to $500.0 million in aggregate value of our common stock through December 31, 2024. We intend to fund repurchases with net cash provided by operating activities. Stock repurchases may also be funded with borrowings under the Credit Agreement. The timing, as well as the number and value of our shares repurchased under the Stock Repurchase Program, will be determined by certain authorized officers of the Company at their discretion and will depend on a variety of factors, including the market price of our common stock, general market and economic conditions and applicable legal requirements. During the year ended December 31, 2022, we repurchased and subsequently retired 1,365,255 shares of our common stock at a cost of $57.2 million, and as of December 31, 2022, $442.8 million remained available under the Stock Repurchase Program for repurchases of our common stock. Effective January 1, 2023, shares of common stock repurchased, net of shares of common stock issued, will be subject to a one percent excise tax imposed by the IRA. The Stock Repurchase Program terminates and supersedes the August 1998 authorization to repurchase common stock, under which 3,072,184 shares remained available for repurchase prior to termination. Please refer to Note 3 - Equity in Part II, Item 8 of this report for additional discussion.
During 2022, we redeemed all of the aggregate principal amount outstanding of our 2024 Senior Notes and our 2025 Senior Secured Notes. During 2021, we issued our 2028 Senior Notes and with the proceeds, repurchased certain of our then outstanding 2022 Senior Notes and 2024 Senior Notes through the Tender Offer. Subsequently, we redeemed the remaining 2022 Senior Notes then outstanding through the 2022 Senior Notes Redemption. The 2021 Senior Secured Convertible Notes matured on July 1, 2021, and on that day, we used borrowings under our revolving credit facility to retire, at par, the outstanding principal amount. These transactions were completed as part of our strategy to reduce absolute debt and improve our leverage metrics. Please refer to Note 5 – Long-Term Debt in Part II, Item 8 of this report for additional discussion and definitions.
During the years ended December 31, 2022, 2021, and 2020, we paid $19.6 million, $2.4 million, and $2.3 million, respectively, in dividends to our stockholders. During 2022, our Board of Directors approved an increase to our fixed dividend to $0.60 per share annually, to be paid in quarterly increments of $0.15 per share. Dividends paid reflects $0.16 per share paid during the year ended December 31, 2022, and $0.02 per share paid during each of the years ended December 31, 2021, and 2020. Our current intention is to continue to make dividend payments for the foreseeable future, subject to our future earnings, our financial condition, covenants under our Credit Agreement and indentures governing each series of our outstanding Senior Notes, other covenants, and other factors that could arise. The payment and amount of future dividends remains at the discretion of our Board of Directors.
Analysis of Cash Flow Changes Between 2022 and 2021 and Between 2021 and 2020
The following tables present changes in cash flows between the years ended December 31, 2022, 2021, and 2020, for our operating, investing, and financing activities. The analysis following each table should be read in conjunction with our accompanying consolidated statements of cash flows (“accompanying statements of cash flows”) in Part II, Item 8 of this report.
Operating Activities

	For the Years Ended December 31,			Amount Change Between
	2022	2021	2020	2022/2021	2021/2020
	(in millions)
Net cash provided by operating activities	$1,686.4	$1,159.8	$790.9	$526.6	$368.9
Net cash provided by operating activities increased for the year ended December 31, 2022, compared with 2021, primarily as a result of an $833.2 million increase in cash received from oil, gas, and NGL production revenues, net of transportation costs and production taxes, partially offset by an increase in cash paid for LOE and G&A expense of $70.7 million and an increase of $69.2 million in cash paid on settled derivative trades.
Net cash provided by operating activities increased for the year ended December 31, 2021, compared with 2020, primarily as a result of a $1.3 billion increase in cash received from oil, gas, and NGL production revenues, net of transportation costs and production taxes, partially offset by an increase of $1.0 billion in cash paid on settled derivative trades.
Net cash provided by operating activities is affected by working capital changes and the timing of cash receipts and disbursements.
Investing Activities

	For the Years Ended December 31,			Amount Change Between
	2022	2021	2020	2022/2021	2021/2020
	(in millions)
Net cash used in investing activities	$(880.3)	$(667.2)	$(555.6)	$(213.1)	$(111.6)
Net cash used in investing activities increased for the year ended December 31, 2022, compared with 2021, primarily as a result of a $205.1 million increase in capital expenditures. Net cash used in investing activities during the year ended December 31, 2022, was funded by net cash provided by operating activities.
Net cash used in investing activities increased for the year ended December 31, 2021, compared with 2020, primarily as a result of a $127.1 million increase in capital expenditures. Net cash used in investing activities during the year ended December 31, 2021, was funded by net cash provided by operating activities.
Financing Activities

	For the Years Ended December 31,			Amount Change Between
	2022	2021	2020	2022/2021	2021/2020
	(in millions)
Net cash used in financing activities	$(693.9)	$(159.8)	$(235.4)	$(534.1)	$75.6
Net cash used in financing activities for the year ended December 31, 2022, related to $480.2 million of cash paid, including premium, to redeem our 2025 Senior Secured Notes, and $104.8 million of cash paid to redeem our 2024 Senior Notes. These redemptions were made using cash on hand. Additionally, we paid $57.2 million to repurchase and subsequently retire 1,365,255 shares of our common stock under the Stock Repurchase Program, $25.1 million for the net share settlement of employee and director stock awards, and $19.6 million in dividends to our stockholders. Please refer to Note 3 - Equity in Part II, Item 8 of this report for additional discussion of our Stock Repurchase Program.

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
Interest Rate Risk
We are exposed to risk due to the floating interest rate associated with any outstanding balance on our revolving credit facility. Our Credit Agreement allows us to fix the interest rate for all or a portion of the principal balance of our revolving credit facility for a period up to six months. To the extent that the interest rate is fixed, interest rate changes will affect the revolving credit facility’s fair value but will not impact results of operations or cash flows. Conversely, for the portion of the revolving credit facility that has a floating interest rate, interest rate changes will not affect the fair value but will impact future results of operations and cash flows. Changes in interest rates do not impact the amount of interest we pay on our fixed-rate Senior Notes, but can impact their fair values. As of December 31, 2022, our outstanding principal amount of fixed-rate debt totaled $1.6 billion and we had no floating-rate debt outstanding. As we had no borrowings under our revolving credit facility during 2022, we had no exposure to variable interest rates during the year ended December 31, 2022. Please refer to Note 8 – Fair Value Measurements in Part II, Item 8 of this report for additional discussion on the fair values of our Senior Notes.
The Federal Reserve increased short-term interest rates throughout 2022 and into early 2023. These increases, and any future increases, could impact the cost and our ability to borrow funds.
Commodity Price Risk
The prices we receive for our oil, gas, and NGL production directly impact our revenue, profitability, access to capital, ability to execute our Stock Repurchase Program and pay dividends, and future rate of growth. Oil, gas, and NGL prices are subject to unpredictable fluctuations resulting from a variety of factors that are typically beyond our control, including changes in supply and demand associated with the broader macroeconomic environment, constraints on gathering systems, processing facilities, pipelines, and other transportation systems, and weather-related events. The markets for oil, gas, and NGLs have been volatile, especially over the last decade, and remain subject to high levels of uncertainty and volatility related to the ongoing conflict between Russia and Ukraine, the economic and trade sanctions that certain countries have imposed on Russia, production output from OPEC+, and the associated potential impacts of these issues on global commodity and financial markets. These issues have contributed to inflation, supply chain disruptions, a rise in interest rates, and could have further industry-specific impacts, which may require us to adjust our business plan. The realized prices we receive for our production also depend on numerous factors that are typically beyond our control. Based on our 2022 production, a 10 percent decrease in our average realized prices for oil, gas, and NGLs, would have reduced our oil, gas, and NGL production revenues by approximately $227.0 million, $79.1 million, and $28.5 million, respectively. If commodity prices had been 10 percent lower, our net derivative settlements for the year ended December 31, 2022, would have offset the declines in oil, gas, and NGL production revenue by approximately $157.9 million.
We enter into commodity derivative contracts in order to reduce the risk of fluctuations in commodity prices. The fair value of our commodity derivative contracts is largely determined by estimates of the forward curves of the relevant price indices. As of December 31, 2022, a 10 percent increase or decrease in the forward curves associated with our oil and gas commodity derivative instruments would have changed our net derivative positions for these products by approximately $61.1 million and $1.9 million, respectively.
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
We evaluate our transactions to determine if any variable interest entities exist. If we determine that we are the primary beneficiary of a variable interest entity, that entity is consolidated into our consolidated financial statements. We have not been involved in any unconsolidated SPE transactions during 2022 or 2021, or through the filing of this report.

Critical Accounting Estimates
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
Future cash inflows and future production and development costs are determined by applying prices and costs, including transportation, quality differentials, and basis differentials, applicable to each period to the estimated quantities of proved reserves remaining to be produced as of the end of that period. Expected cash flows are discounted to present value using an appropriate discount rate. For example, the standardized measure of discounted future net cash flows calculation requires that a 10 percent discount rate be applied. Although reserve estimates are inherently imprecise, and estimates of new discoveries and undeveloped locations are more imprecise than those of established producing oil and gas properties, we make a considerable effort in estimating our reserves. We engage Ryder Scott, an independent reservoir evaluation consulting firm, to audit a minimum of 80 percent of our total calculated proved reserve PV-10. We expect proved reserve estimates will change as additional information becomes available and as commodity prices and operating and capital costs change. We evaluate and estimate our proved reserves each year end. It should not be assumed that the standardized measure of discounted future net cash flows (GAAP) or PV-10 (non-GAAP) as of December 31, 2022, is the current market value of our estimated proved reserves. In accordance with SEC requirements, we based these measures on the unweighted arithmetic average of the first-day-of-the-month price of each month within the trailing 12-month period ended December 31, 2022. Actual future prices and costs may be materially higher or lower than the prices and costs utilized in the estimates. Please refer to Risk Factors in Part I, Item 1A of this report for additional discussion.
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

	For the Years Ended December 31,
	2022	2021	2020
	MMBOE Change
Revisions resulting from performance	(11.1)	3.4	3.6
Removal of proved undeveloped reserves no longer in our five-year development plan	(19.9)	(40.6)	(65.0)
Revisions resulting from price changes	9.5	37.2	(32.6)
Total	(21.5)	—	(94.0)
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

	For the year ended December 31, 2022
	MMBOE Change	Percentage Change
10 percent decrease in SEC pricing (1)	(3.7)	(1)%
Average NYMEX strip pricing as of fiscal year end (2)	(14.3)	(3)%
10 percent decrease in proved undeveloped reserves (3)	(22.0)	(4)%
____________________________________________
(1)    The change solely reflects the impact of a 10 percent decrease in SEC pricing to the total reported estimated proved reserve volumes as of December 31, 2022, and does not include additional impacts to our estimated proved reserves that may result from our internal intent to drill hurdles or changes in future service or equipment costs.
(2)    The change solely reflects the impact of replacing SEC pricing with the five-year average NYMEX strip pricing as of December 31, 2022, and does not include additional impacts to our estimated proved reserves that may result from our internal intent to drill hurdles or changes in future service or equipment costs. As of December 31, 2022, SEC pricing was $93.67 per Bbl for oil, $6.36 per MMBtu for gas, and $42.52 per Bbl for NGLs, and five-year average NYMEX strip pricing was $71.02 per Bbl for oil, $4.38 per MMBtu for gas, and $28.05 per Bbl for NGLs.
(3)    The change solely reflects a 10 percent decrease in proved undeveloped reserves as of December 31, 2022, and does not include any additional impacts to our estimated proved reserves.
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
We cannot predict when or if future impairment charges will be recorded because of the uncertainty in the factors discussed above. Despite any amount of future impairment being difficult to predict, based on our commodity price assumptions as of February 9, 2023, we do not expect any material oil and gas property impairments in the first quarter of 2023 resulting from commodity price impacts.
Please refer to Note 1 – Summary of Significant Accounting Policies and Note 8 – Fair Value Measurements in Part II, Item 8 of this report for discussion of impairments of oil and gas properties recorded for the years ended December 31, 2022, 2021, and 2020.
Revenue Recognition. We predominately derive our revenue from the sale of produced oil, gas, and NGLs. Our revenue recognition policy is a critical accounting estimate because revenue is a key component of our results of operations and our forward-looking statements contained in our analysis of liquidity and capital resources. A 10 percent change in our revenue accrual at year-end 2022 would have impacted total operating revenues by approximately $18.4 million for the year ended December 31, 2022. Please refer to Note 1 – Summary of Significant Accounting Policies and Note 2 - Revenue from Contracts with Customers in Part II, Item 8 of this report for additional discussion.

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
Income Taxes. We account for deferred income taxes, whereby deferred tax assets and liabilities are recognized based on the tax effects of temporary differences between the carrying amounts on the consolidated financial statements and the tax basis of assets and liabilities, as measured using currently enacted tax rates. These differences will result in taxable income or deductions in future years when the reported amounts of the assets or liabilities are recovered or settled, respectively. Considerable judgment is required in predicting when these events may occur and whether recovery of an asset is more likely than not. We record deferred tax assets and associated valuation allowances, when appropriate, to reflect amounts more likely than not to be realized based upon Company analysis. Additionally, our federal and state income tax returns are generally not filed before the consolidated financial statements are prepared. Therefore, we estimate the tax basis of our assets and liabilities at the end of each period, as well as the effects of tax rate changes, tax credits, and net operating and capital loss carryforwards and carrybacks. Adjustments related to differences between the estimates we use and actual amounts we report are recorded in the periods in which we file our income tax returns. These adjustments and changes in our estimates of asset recovery and liability settlement as well as significant enacted tax rate changes could have an impact on our results of operations. A one percent change in our effective tax rate would have changed our calculated income tax expense by approximately $14.0 million for the year ended December 31, 2022. Please refer to Note 1 – Summary of Significant Accounting Policies and Note 4 – Income Taxes in Part II, Item 8 of this report for additional discussion.
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
Climate Change and Air Quality. In June 2013, President Obama announced a Climate Action Plan designed to further reduce GHG emissions and prepare the nation for the physical effects that may occur as a result of climate change. The Climate Action Plan targeted methane reductions from the oil and gas sector as part of a comprehensive interagency methane strategy. As part of the Climate Action Plan, on May 12, 2016, the EPA issued final regulations applicable to new, modified, or reconstructed sources that amended and expanded 2012 regulations for the oil and gas sector by, among other things, setting emission limits for volatile organic compounds (“VOCs” or “VOC”) and methane, a GHG, and added requirements for previously unregulated sources. The 2016 NSPS requires reduction of methane and VOCs from certain activities in oil and gas production, processing, transmission and storage and applies to facilities constructed, modified, or reconstructed after September 18, 2015. The regulation requires, among other things, GHG and VOC emission limits for certain equipment, such as centrifugal compressors and reciprocating compressors; semi-annual leak detection and repair for well sites and quarterly for boosting and garnering compressor stations and gas transmission compressor stations; control requirements and emission limits for pneumatic pumps; and additional requirements for control of GHGs and VOCs from well completions. On September 14, and 15, 2020, the EPA finalized amendments to the 2012 and 2016 NSPS that removed transmission and storage infrastructure from regulation of methane emissions and other VOCs, as well as removed methane control requirements. The portion of the 2020 amendments that removed the transmission and storage infrastructure from the regulations was disapproved by the Congressional Review Act in 2021. In November 2021, the EPA proposed to expand the requirements of the 2012 and 2016 NSPS and also include requirements for states to develop performance standards to control methane emissions from existing sources. In December 2022, the EPA issued a supplemental proposal to update, strengthen, and expand the 2021 proposed rules. The EPA is expected to finalize the rule in 2023.
States are also required to comply with the NAAQS. The oil and gas sector is often subjected to additional controls when areas within states are not attaining the ozone NAAQS as the VOCs emitted by the oil and gas sector are a precursor to ozone formation. The ozone NAAQS was set at 70 parts per billion (“ppb”) in 2015. The EPA maintained the standard in 2020, but in 2021 the EPA communicated that it is reconsidering the 2020 decision with the intention of completing the reconsideration by the end of 2023. If the ozone NAAQS is lowered, it may result in additional actions by states requiring further emission controls and associated costs. Oil and gas facilities operating in areas that are determined to be out of compliance with the 70 ppb requirement or a lowered ozone NAAQS may be subject to increased emission controls and associated costs of compliance.
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
In terms of opportunities, the regulation of GHG emissions and the introduction of alternative incentives, such as enhanced oil recovery, carbon sequestration, and low carbon fuel standards, could benefit us in a variety of ways. For example, although federal regulation and climate change legislation could reduce the overall demand for the oil and gas that we produce, the relative demand for gas may increase because the burning of gas produces lower levels of emissions than other readily available fossil fuels such as oil and coal. In addition, if renewable resources such as wind or solar power become more prevalent, gas-fired electric plants may provide an alternative backup to maintain consistent electricity supply. Also, if states adopt low-carbon fuel standards, gas may become a more attractive transportation fuel. Approximately 40 percent and 35 percent of our production on a BOE basis in 2022 and 2021, respectively, was gas. Market-based incentives for the capture and storage of carbon dioxide in underground reservoirs, particularly in oil and gas reservoirs, could also benefit us through the potential to obtain GHG emission allowances or offsets from or government incentives for the sequestration of carbon dioxide.
Non-GAAP Financial Measures
Adjusted EBITDAX represents net income (loss) before interest expense, interest income, income taxes, depletion, depreciation, amortization and asset retirement obligation liability accretion expense, exploration expense, property abandonment and impairment expense, non-cash stock-based compensation expense, derivative gains and losses net of settlements, gains and losses on divestitures, gains and losses on extinguishment of debt, and certain other items. Adjusted EBITDAX excludes certain items that we believe affect the comparability of operating results and can exclude items that are generally non-recurring in nature or whose timing and/or amount cannot be reasonably estimated. Adjusted EBITDAX is a non-GAAP measure that we believe provides useful additional information to investors and analysts, as a performance measure, for analysis of our ability to internally generate funds for exploration, development, acquisitions, and to service debt. We are also subject to financial covenants under our Credit Agreement as further described in Note 5 – Long-Term Debt in Part II, Item 8 of this report. In addition, adjusted EBITDAX is widely used by professional research analysts and others in the valuation, comparison, and investment recommendations of companies in the oil and gas exploration and production industry, and many investors use the published research of industry research analysts in making investment decisions. Adjusted EBITDAX should not be considered in isolation or as a substitute for net income (loss), income (loss) from operations, net cash provided by operating activities, or other profitability or liquidity measures prepared under GAAP. Because adjusted EBITDAX excludes some, but not all items that affect net income (loss) and may vary among companies, the adjusted EBITDAX amounts presented may not be comparable to similar metrics of other companies. Our revolving credit facility provides a material source of liquidity for us. Under the terms of our Credit Agreement, if we failed to comply with the covenants that establish a maximum permitted ratio of total funded debt, as defined in the Credit Agreement, to adjusted EBITDAX, we would be in default, an event that would prevent us from borrowing under our revolving credit facility and would therefore materially limit a significant source of our liquidity. In addition, if we are in default under our revolving credit facility and are unable to obtain a waiver of that default from our lenders, lenders under that facility and under the indentures governing each series of our outstanding Senior Notes, as defined in Note 5 – Long-Term Debt in Part II, Item 8 of this report, would be entitled to exercise all of their remedies for default.

The following table provides reconciliations of our net income (loss) (GAAP) and net cash provided by operating activities (GAAP) to adjusted EBITDAX (non-GAAP) for the periods presented:

	For the Years Ended December 31,
	2022	2021	2020
	(in thousands)
Net income (loss) (GAAP)	$1,111,952	$36,229	$(764,614)
Interest expense	120,346	160,353	163,892
Income tax expense (benefit)	283,818	9,938	(192,091)
Depletion, depreciation, amortization, and asset retirement obligation liability accretion	603,780	774,386	784,987
Exploration (1)	50,978	35,346	37,541
Impairment	7,468	35,000	1,016,013
Stock-based compensation expense	18,772	18,819	14,999
Net derivative (gain) loss	374,012	901,659	(161,576)
Derivative settlement gain (loss)	(710,700)	(748,958)	351,261
Net (gain) loss on extinguishment of debt	67,605	2,139	(280,081)
Other, net	(9,743)	507	5,074
Adjusted EBITDAX (non-GAAP)	1,918,288	1,225,418	975,405
Interest expense	(120,346)	(160,353)	(163,892)
Income tax (expense) benefit	(283,818)	(9,938)	192,091
Exploration (1)(2)	(36,810)	(35,346)	(37,541)
Amortization of debt discount and deferred financing costs	10,281	17,275	17,704
Deferred income taxes	269,057	9,565	(192,540)
Other, net	1,817	(4,260)	(11,874)
Net change in working capital	(72,063)	117,411	11,591
Net cash provided by operating activities (GAAP)	$1,686,406	$1,159,772	$790,944
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
(2)    For the year ended December 31, 2022, amount is net of certain capital expenditures related to unsuccessful exploration efforts outside of our core areas of operation.
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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of SM Energy Company and subsidiaries
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of SM Energy Company and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 23, 2023 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or is required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Depletion, Depreciation and Amortization (“DD&A”) of Proved Oil and Gas Properties

Description of the Matter
At December 31, 2022, the net book value of the Company’s proved oil and gas properties was $4.1 billion, and depletion, depreciation, amortization, and asset retirement obligation liability accretion was $603.8 million for the year then ended. As described in Note 1, under the successful efforts method of accounting, capitalized costs of proved properties are depleted using the units-of-production method based on proved reserves, as estimated by the Company’s engineers. Proved reserve estimates are impacted by various inputs, including historical production, oil and gas price assumptions, and future operating and capital cost assumptions, among others, and requires the expertise of the Company’s engineers in evaluating and interpreting the relevant data. Because of the complexity involved in estimating oil and gas reserves, management used independent petroleum engineers to audit the estimates prepared by the Company's engineers as of December 31, 2022.

Auditing the Company’s DD&A calculation is especially complex because of the use of the work of the Company’s engineers and the independent petroleum engineers and the evaluation of management’s determination of the inputs described above used by the engineers in estimating proved oil and gas reserves.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls that address the risk of material misstatement relating to proved oil and gas reserves as an input to the DD&A expense calculations, including management’s controls over the completeness and accuracy of the financial data used in estimating proved oil and gas reserves.
Our audit procedures included, among others, evaluating the professional qualifications and objectivity of the Company’s engineers responsible for the preparation of the reserve estimates and the independent petroleum engineers used to audit the estimates. In addition, in assessing whether we can use the work of the engineers, we evaluated the completeness and accuracy of the financial data used by the engineers, in estimating proved oil and gas reserves by agreeing significant inputs to source documentation, where available, on a sample basis, and we assessed the inputs for reasonableness based on our review of corroborative evidence and consideration of any contrary evidence. We also tested that the DD&A expense calculations, are based on appropriate proved oil and gas reserves amounts from the Company’s reserve report.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2012.
Denver, Colorado
February 23, 2023

SM ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$444,998	$332,716
Accounts receivable	233,297	247,201
Derivative assets	48,677	24,095
Prepaid expenses and other	10,231	9,175
Total current assets	737,203	613,187
Property and equipment (successful efforts method):
Proved oil and gas properties	10,258,368	9,397,407
Accumulated depletion, depreciation, and amortization	(6,188,147)	(5,634,961)
Unproved oil and gas properties, net of valuation allowance of $38,008 and $34,934, respectively	487,192	629,098
Wells in progress	287,267	148,394
Other property and equipment, net of accumulated depreciation of $56,512 and $62,359, respectively	38,099	36,060
Total property and equipment, net	4,882,779	4,575,998
Noncurrent assets:
Derivative assets	24,465	239
Other noncurrent assets	71,592	44,553
Total noncurrent assets	96,057	44,792
Total assets	$5,716,039	$5,233,977
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$532,289	$563,306
Derivative liabilities	56,181	319,506
Other current liabilities	10,114	6,515
Total current liabilities	598,584	889,327
Noncurrent liabilities:
Revolving credit facility	—	—
Senior Notes, net	1,572,210	2,081,164
Asset retirement obligations	108,233	97,324
Deferred income taxes	280,811	9,769
Derivative liabilities	1,142	25,696
Other noncurrent liabilities	69,601	67,566
Total noncurrent liabilities	2,031,997	2,281,519

Commitments and contingencies (note 6)

Stockholders’ equity:
Common stock, $0.01 par value - authorized: 200,000,000 shares; issued and outstanding: 121,931,676 and 121,862,248 shares, respectively	1,219	1,219
Additional paid-in capital	1,779,703	1,840,228
Retained earnings	1,308,558	234,533
Accumulated other comprehensive loss	(4,022)	(12,849)
Total stockholders’ equity	3,085,458	2,063,131
Total liabilities and stockholders’ equity	$5,716,039	$5,233,977
The accompanying notes are an integral part of these consolidated financial statements.

SM ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the Years Ended December 31,
	2022	2021	2020
Operating revenues and other income:
Oil, gas, and NGL production revenue	$3,345,906	$2,597,915	$1,126,188
Other operating income	12,741	24,979	485
Total operating revenues and other income	3,358,647	2,622,894	1,126,673
Operating expenses:
Oil, gas, and NGL production expense	620,912	505,416	391,217
Depletion, depreciation, amortization, and asset retirement obligation liability accretion	603,780	774,386	784,987
Exploration	54,943	39,296	40,997
Impairment	7,468	35,000	1,016,013
General and administrative	114,558	111,945	99,160
Net derivative (gain) loss	374,012	901,659	(161,576)
Other operating expense, net	3,493	46,069	24,825
Total operating expenses	1,779,166	2,413,771	2,195,623
Income (loss) from operations	1,579,481	209,123	(1,068,950)
Interest expense	(120,346)	(160,353)	(163,892)
Net gain (loss) on extinguishment of debt	(67,605)	(2,139)	280,081
Other non-operating income (expense), net	4,240	(464)	(3,944)
Income (loss) before income taxes	1,395,770	46,167	(956,705)
Income tax (expense) benefit	(283,818)	(9,938)	192,091
Net income (loss)	$1,111,952	$36,229	$(764,614)

Basic weighted-average common shares outstanding	122,351	119,043	113,730
Diluted weighted-average common shares outstanding	124,084	123,690	113,730
Basic net income (loss) per common share	$9.09	$0.30	$(6.72)
Diluted net income (loss) per common share	$8.96	$0.29	$(6.72)
The accompanying notes are an integral part of these consolidated financial statements.

SM ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	For the Years Ended December 31,
	2022	2021	2020
Net income (loss)	$1,111,952	$36,229	$(764,614)
Other comprehensive income (loss), net of tax:
Pension liability adjustment (1)	8,827	749	(2,279)
Total other comprehensive income (loss), net of tax	8,827	749	(2,279)
Total comprehensive income (loss)	$1,120,779	$36,978	$(766,893)
____________________________________________
(1)    Please refer to Note 11 – Pension Benefits for additional discussion of the pension liability adjustment.
The accompanying notes are an integral part of these consolidated financial statements.

SM ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data and dividends per share)

			Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Common Stock			Retained Earnings
	Shares	Amount
Balances, January 1, 2020	112,987,952	$1,130	$1,791,596	$967,587	$(11,319)	$2,748,994
Net loss	—	—	—	(764,614)	—	(764,614)
Other comprehensive loss	—	—	—	—	(2,279)	(2,279)
Cash dividends declared, $0.02 per share	—	—	—	(2,276)	—	(2,276)
Issuance of common stock under Employee Stock Purchase Plan	464,757	4	1,460	—	—	1,464
Issuance of common stock upon vesting of RSUs and settlement of PSUs, net of shares used for tax withholdings	1,022,019	10	(1,570)	—	—	(1,560)
Stock-based compensation expense	267,576	3	14,996	—	—	14,999
Issuance of Warrants	—	—	21,520			21,520
Other	—	—	(88)	—	—	(88)
Balances, December 31, 2020	114,742,304	$1,147	$1,827,914	$200,697	$(13,598)	$2,016,160
Net income	—	—	—	36,229	—	36,229
Other comprehensive income	—	—	—	—	749	749
Cash dividends declared, $0.02 per share	—	—	—	(2,393)	—	(2,393)
Issuance of common stock under Employee Stock Purchase Plan	313,773	3	2,636	—	—	2,639
Issuance of common stock upon vesting of RSUs and settlement of PSUs, net of shares used for tax withholdings	827,572	9	(9,081)	—	—	(9,072)
Stock-based compensation expense	60,510	1	18,818	—	—	18,819
Issuance of common stock through cashless exercise of Warrants	5,918,089	59	(59)	—	—	—
Balances, December 31, 2021	121,862,248	$1,219	$1,840,228	$234,533	$(12,849)	$2,063,131
Net income	—	—	—	1,111,952	—	1,111,952
Other comprehensive income	—	—	—	—	8,827	8,827
Cash dividends declared, $0.31 per share	—	—	—	(37,927)	—	(37,927)
Issuance of common stock under Employee Stock Purchase Plan	113,785	1	3,038	—	—	3,039
Issuance of common stock upon vesting of RSUs and settlement of PSUs, net of shares used for tax withholdings	1,291,427	13	(25,142)	—	—	(25,129)
Stock-based compensation expense	29,471	—	18,772	—	—	18,772
Purchase of shares under Stock Repurchase Program	(1,365,255)	(14)	(57,193)	—	—	(57,207)
Balances, December 31, 2022	121,931,676	$1,219	$1,779,703	$1,308,558	$(4,022)	$3,085,458
The accompanying notes are an integral part of these consolidated financial statements.

SM ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$1,111,952	$36,229	$(764,614)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation, amortization, and asset retirement obligation liability accretion	603,780	774,386	784,987
Impairment	7,468	35,000	1,016,013
Stock-based compensation expense	18,772	18,819	14,999
Net derivative (gain) loss	374,012	901,659	(161,576)
Derivative settlement gain (loss)	(710,700)	(748,958)	351,261
Amortization of debt discount and deferred financing costs	10,281	17,275	17,704
Net (gain) loss on extinguishment of debt	67,605	2,139	(280,081)
Deferred income taxes	269,057	9,565	(192,540)
Other, net	6,242	(3,753)	(6,800)
Changes in working capital:
Accounts receivable	38,554	(101,047)	29,100
Prepaid expenses and other	(1,055)	220	5,873
Accounts payable and accrued expenses	(109,562)	218,238	(23,382)
Net cash provided by operating activities	1,686,406	1,159,772	790,944

Cash flows from investing activities:
Capital expenditures	(879,934)	(674,841)	(547,785)
Other, net	(329)	7,606	(7,781)
Net cash used in investing activities	(880,263)	(667,235)	(555,566)

Cash flows from financing activities:
Proceeds from revolving credit facility	—	1,832,500	1,447,000
Repayment of revolving credit facility	—	(1,925,500)	(1,476,500)
Net proceeds from Senior Notes	—	392,771	—
Cash paid to repurchase Senior Notes	(584,946)	(450,776)	(189,998)
Repurchase of common stock	(57,207)	—	—
Net proceeds from sale of common stock	3,039	2,639	1,464
Dividends paid	(19,637)	(2,393)	(2,276)
Net share settlement from issuance of stock awards	(25,129)	(9,072)	(1,560)
Other, net	(9,981)	—	(13,508)
Net cash used in financing activities	(693,861)	(159,831)	(235,378)

Net change in cash, cash equivalents, and restricted cash	112,282	332,706	—
Cash, cash equivalents, and restricted cash at beginning of period	332,716	10	10
Cash, cash equivalents, and restricted cash at end of period	$444,998	$332,716	$10

Supplemental schedule of additional cash flow information and non-cash activities:
Operating activities:
Cash paid for interest, net of capitalized interest	$(134,240)	$(136,606)	$(140,493)
Net cash (paid) refunded for income taxes	$(10,576)	$(864)	$6,664
Investing activities:
Increase (decrease) in capital expenditure accruals and other	$29,789	$(10,826)	$(7,965)
Non-cash financing activities (1)
____________________________________________
(1)    Please refer to Note 5 – Long-Term Debt for discussion of the debt transactions completed during the years ended December 31, 2022, 2021, and 2020.
The accompanying notes are an integral part of these consolidated financial statements.

SM ENERGY COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Summary of Significant Accounting Policies
Description of Operations
SM Energy Company, together with its consolidated subsidiaries, is an independent energy company currently engaged in the acquisition, exploration, development, and production of oil, gas, and NGLs in the state of Texas.
Basis of Presentation
The accompanying consolidated financial statements include the accounts of the Company and have been prepared in accordance with GAAP and the instructions to Form 10-K and Regulation S-X. Intercompany accounts and transactions have been eliminated. In connection with the preparation of the accompanying consolidated financial statements, the Company evaluated events subsequent to the balance sheet date of December 31, 2022, through the filing of this report. Additionally, certain prior period amounts have been reclassified to conform to current period presentation in the accompanying consolidated financial statements.
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
Cash and Cash Equivalents
The Company considers all liquid investments purchased with an initial maturity of three months or less and deposits in money market mutual funds that are readily convertible into cash to be cash equivalents. The carrying value of cash and cash equivalents approximates fair value due to the short-term nature of these instruments.
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

	For the Years Ended December 31,
	2022	2021	2020
Major customer #1	24%	27%	15%
Major customer #2	8%	15%	24%
Major customer #3	7%	9%	20%
Group #1 of entities under common control	24%	18%	6%

The Company only contracts with the affiliates of the lenders under its Credit Agreement as its derivative counterparties, and the Company’s policy is that each counterparty must have certain minimum investment grade senior unsecured debt ratings.
The Company maintains its primary bank accounts with a large, multinational bank that has branch locations in the Company’s areas of operation. The Company’s policy is to diversify its concentration of cash and cash equivalent investments among multiple institutions and investment products to limit the amount of credit exposure to any single institution or investment.
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
Proved oil and gas property costs are evaluated for impairment on a pool-by-pool basis and reduced to fair value when there is an indication that associated carrying costs may not be recoverable. The Company uses Level 3 inputs and the income valuation technique, which converts future cash flows to a single present value amount, to measure the fair value of proved properties using a discount rate, price and cost forecasts, and certain reserve risk-adjustment factors, as selected by the Company’s management. The Company uses a discount rate that represents a current market-based weighted average cost of capital. The discount rate typically ranges from 10 percent to 15 percent. The prices for oil and gas are forecast based on NYMEX strip pricing, adjusted for basis differentials, for the first five years, after which a flat terminal price is used for each commodity stream. The prices for NGLs are forecast using OPIS Mont Belvieu pricing, adjusted for basis differentials, for as long as the market is actively trading, after which a flat terminal price is used. Future operating costs are also adjusted as deemed appropriate for these estimates. Certain undeveloped reserve estimates are also risk-adjusted given the risk to related projected cash flows due to performance and exploitation uncertainties.
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
The Company’s estimated asset retirement obligation liability is based on historical experience in plugging and abandoning wells, estimated economic lives, estimated plugging and abandonment cost, and federal and state regulatory requirements. The liability is discounted using the credit-adjusted risk-free rate estimated at the time the liability is incurred or revised. The credit-adjusted risk-free rates used to discount the Company’s plugging and abandonment liabilities range from 5.5 percent to 12 percent. In periods subsequent to initial measurement of the liability, the Company must recognize period-to-period changes in the liability resulting from the passage of time, revisions to either the amount of the original estimate of undiscounted cash flows or economic life, changes in inflation factors, or the Company’s credit-adjusted risk-free rate as market conditions warrant. Please refer to Note 14 – Asset Retirement Obligations for a reconciliation of the Company’s total asset retirement obligation liability as of December 31, 2022, and 2021.
Derivative Financial Instruments
The Company periodically enters into commodity derivative instruments to mitigate a portion of its exposure to oil, gas, and NGL price volatility and location differentials for its expected future oil, gas, and NGL production, and the associated impact on cash flows. These instruments typically include commodity price swaps and collar arrangements, as well as, basis swaps and roll differential swaps. Commodity derivative instruments are measured at fair value and are included in the accompanying balance sheets as derivative assets and liabilities, with the exception of derivative instruments that meet the “normal purchase normal sale” exclusion. The Company does not designate its commodity derivative contracts as hedging instruments. Accordingly, the Company reflects changes in the fair value of its derivative instruments in its accompanying statements of operations as they occur. Gains and losses on derivatives are included within the cash flows from operating activities section of the accompanying statements of cash flows. Please refer to Note 10 – Derivative Financial Instruments for additional discussion.
Revenue Recognition
The Company derives revenue predominately from the sale of produced oil, gas, and NGLs. Revenue is recognized at the point in time when custody and title (“control”) of the product transfers to the purchaser, which may differ depending on the applicable contractual terms. Revenue accruals are recorded monthly and are based on estimated production delivered to a purchaser and the expected price to be received. The Company uses knowledge of its properties, contractual arrangements, historical performance, NYMEX, local spot market, and OPIS prices, and other factors as the basis of these estimates. Variances between estimates and the actual amounts received are recorded in the month payment is received. Please refer to Note 2 - Revenue from Contracts with Customers for additional discussion.
Stock-Based Compensation
At December 31, 2022, the Company had stock-based employee compensation plans that included RSUs and PSUs issued to employees, RSUs and restricted stock issued to non-employee directors, and an employee stock purchase plan available to eligible employees. The Company records expense associated with the fair value of stock-based compensation in accordance with authoritative accounting guidance, which is based on the estimated fair value of these awards determined at the time of grant, and is included within the general and administrative and exploration expense line items in the accompanying statements of operations. For stock-based compensation awards containing non-market based performance conditions, the Company evaluates the probability of the number of shares that are expected to vest, and then adjusts the expense to reflect the number of shares expected to vest and the cumulative vesting period met to date. Further, the Company accounts for forfeitures of stock-based compensation awards as they occur. Please refer to Note 7 – Compensation Plans for additional discussion.
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
An ROU asset represents a lessee’s right to use an underlying asset for the lease term, while the associated lease liability represents the lessee’s obligations to make lease payments. At the commencement date, which is the date on which a lessor makes an underlying asset available for use by a lessee, a lease ROU asset and corresponding lease liability is recognized based on the present value of the future lease payments. The initial measurement of lease payments may also be adjusted for certain items, including options that are reasonably certain to be exercised, such as options to purchase the asset at the end of the lease term, or options to extend or early terminate the lease. Excluded from the initial measurement of an ROU asset and corresponding lease liability are certain variable lease payments, such as payments made that vary depending on actual usage or performance.
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
The Company evaluates its transactions to determine if any variable interest entities exist. If it is determined that the Company is the primary beneficiary of a variable interest entity, that entity is consolidated into the Company’s consolidated financial statements. The Company has not been involved in any unconsolidated SPE transactions during 2022 or 2021, or through the filing of this report.
Recently Issued Accounting Standards
In September 2022, the FASB issued ASU No. 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations (“ASU 2022-04”). ASU 2022-04 was issued to enhance the transparency of supplier finance programs and implement explicit GAAP disclosure requirements for those programs. The guidance is to be applied retrospectively to each period in which a balance sheet is presented, except for the amendment on rollforward information, which is to be applied prospectively. ASU 2022-04 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. ASU 2022-04 is currently not applicable to the Company.
As of December 31, 2022, and through the filing of this report, no other ASUs have been issued and not yet adopted that are applicable to the Company and that would have a material effect on the Company’s consolidated financial statements and related disclosures.
Note 2 - Revenue from Contracts with Customers
The Company recognizes its share of revenue from the sale of produced oil, gas, and NGLs from its Midland Basin and South Texas assets. Oil, gas, and NGL production revenue presented within the accompanying statements of operations is reflective of the revenue generated from contracts with customers.
The tables below present oil, gas, and NGL production revenue by product type for each of the Company’s operating areas for the years ended December 31, 2022, 2021, and 2020:

	For the year ended December 31, 2022
	Midland Basin	South Texas	Total
	(in thousands)
Oil production revenue	$1,816,597	$453,471	$2,270,068
Gas production revenue	432,831	358,049	790,880
NGL production revenue	986	283,972	284,958
Total	$2,250,414	$1,095,492	$3,345,906
Relative percentage	67%	33%	100%

	For the year ended December 31, 2021
	Midland Basin	South Texas	Total
	(in thousands)
Oil production revenue	$1,701,915	$189,911	$1,891,826
Gas production revenue	326,115	199,364	525,479
NGL production revenue	381	180,229	180,610
Total	$2,028,411	$569,504	$2,597,915
Relative percentage	78%	22%	100%

	For the year ended December 31, 2020
	Midland Basin	South Texas	Total
	(in thousands)
Oil production revenue	$802,494	$51,074	$853,568
Gas production revenue	76,759	110,700	187,459
NGL production revenue	324	84,837	85,161
Total	$879,577	$246,611	$1,126,188
Relative percentage	78%	22%	100%
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
Revenue is recorded in the month when performance obligations are satisfied. However, settlement statements from the purchasers of hydrocarbons and the related cash consideration are received 30 to 90 days after production has occurred. As a result, the Company must estimate the amount of production delivered to its customers and the consideration that will ultimately be received for sale of the product. Estimated revenue due to the Company is recorded within the accounts receivable line item on the accompanying balance sheets until payment is received. The accounts receivable balances from contracts with customers within the accompanying balance sheets as of December 31, 2022, and 2021, were $184.5 million and $215.6 million, respectively. To estimate accounts receivable from contracts with customers, the Company uses knowledge of its properties, historical performance, contractual arrangements, index pricing, quality and transportation differentials, and other factors as the basis for these estimates. Differences between estimates and actual amounts received for product sales are recorded in the month that payment is received from the purchaser.
Note 3 - Equity
Stock Repurchase Program
On September 7, 2022, the Company announced that its Board of Directors approved the Stock Repurchase Program authorizing the Company to repurchase up to $500.0 million in aggregate value of its common stock through December 31, 2024. The Stock Repurchase Program permits the Company to repurchase shares of its common stock from time to time in open market transactions, through privately negotiated transactions or by other means in accordance with federal securities laws and subject to certain provisions of the Credit Agreement and the indentures governing the Senior Notes, as defined in Note 5 – Long-Term Debt. The Company intends to fund repurchases with net cash provided by operating activities. Stock repurchases may also be funded with borrowings under the Credit Agreement. The timing, as well as the number and value of shares repurchased under the Stock Repurchase Program, will be determined by certain authorized officers of the Company at their discretion and will depend on a variety of factors, including the market price of the Company’s common stock, general market and economic conditions and applicable legal requirements. The value of shares authorized for repurchase by the Board of Directors does not require the Company to repurchase such shares or guarantee that such shares will be repurchased, and the Stock Repurchase Program may be suspended, modified, or discontinued at any time without prior notice. No assurance can be given that any particular number or dollar value of its shares will be repurchased by the Company. The Stock Repurchase Program terminates and supersedes the August 1998 authorization to repurchase common stock, under which 3,072,184 shares remained available for repurchase prior to termination.
During the year ended December 31, 2022, the Company repurchased and subsequently retired 1,365,255 shares of its common stock at a weighted-average share price of $41.88 for a total cost of $57.2 million, excluding commissions and fees. As of December 31, 2022, $442.8 million remained available for repurchases of the Company’s outstanding common stock under the Stock Repurchase Program. Effective January 1, 2023, shares of common stock repurchased, net of shares of common stock issued, will be subject to a one percent excise tax imposed by the IRA.
Warrants
On June 17, 2020, in connection with the Exchange Offers described below in Note 5 – Long-Term Debt, the Company issued warrants to purchase up to an aggregate of approximately 5.9 million shares, or approximately five percent of its then outstanding common stock, at an exercise price of $0.01 per share (“Warrants”). The Warrants became exercisable at the election of the holders on January 15, 2021, pursuant to the terms of the Warrant Agreement, dated June 17, 2020 (“Warrant Agreement”), and the remaining unexercised warrants remain exercisable at the election of the holders until their expiration on June 30, 2023. The Warrants are indexed to the Company’s common stock and are required to be settled through physical settlement or net share settlement, if exercised.
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
No Warrants were exercised during the year ended December 31, 2022. During 2021, the Company issued 5,918,089 shares of common stock as a result of the cashless exercise of 5,922,260 Warrants at a weighted-average share price of $15.45 per share, as determined under the terms of the Warrant Agreement. At the request of stockholders and pursuant to the Company’s obligations under the Warrant Agreement, a registration statement covering the resale of a majority of these shares was filed with the SEC on June 11, 2021.
Dividends
During the third quarter of 2022, the Company’s Board of Directors approved an increase to the Company’s fixed dividend to $0.60 per share annually, to be paid in quarterly increments of $0.15 per share. During the year ended December 31, 2022, cash dividends declared totaled $37.9 million.

Note 4 – Income Taxes
The provision for income taxes consists of the following:

	For the Years Ended December 31,
	2022	2021	2020
	(in thousands)
Current portion of income tax (expense) benefit
Federal	$(9,230)	$—	$—
State	(5,531)	(373)	(449)
Deferred portion of income tax (expense) benefit	(269,057)	(9,565)	192,540
Income tax (expense) benefit	$(283,818)	$(9,938)	$192,091

Effective tax rate	20.3%	21.5%	20.1%
The components of the net deferred tax liabilities are as follows:

	As of December 31,
	2022	2021
	(in thousands)
Deferred tax liabilities
Oil and gas properties excluding asset retirement obligation liabilities	$358,537	$117,085
Derivative assets	3,416	—
Other	6,059	4,835
Total deferred tax liabilities	368,012	121,920
Deferred tax assets
Federal and state tax net operating loss carryovers	28,151	3,299
Asset retirement obligation liabilities	24,899	21,899
Interest carryforward	22,667	—
Lease liabilities	4,525	4,496
Pension	3,970	7,413
Stock compensation	567	2,246
Credit carryover	161	897
Debt discount and deferred financing costs	59	20,551
Derivative liabilities	—	69,283
Other liabilities	3,818	528
Total deferred tax assets	88,817	130,612
Valuation allowance	(1,616)	(18,461)
Net deferred tax assets	87,201	112,151
Total net deferred tax liabilities	$280,811	$9,769

Current federal income tax refundable	$770	$—
Current state income tax payable	$5,316	$362
As of December 31, 2022, the Company had estimated federal net operating loss (“NOL”) carryforwards of $121.7 million, state NOL carryforwards of $3.3 million that expire between 2023 and 2037, and de minimus state tax credits that expire between 2023 and 2031. The Company expects to utilize the federal R&D credit carryforward from 2021. The Company commissioned a multi-year R&D credit study, which is expected to be completed in late 2023, and is likely to favorably impact the Company’s effective tax rate when the results are recorded. The Company’s policy is to not record an R&D credit until it is claimed on a filed tax return, which had not occurred at the time of this filing.

The Company’s current valuation allowance includes an amount for state NOL carryforwards and state tax credits, which are expected to expire before they can be utilized. The change in the valuation allowance as of December 31, 2021, compared with December 31, 2022, primarily relates to the change in the Company’s net derivative position from liabilities to assets and to estimated future reversals of existing taxable temporary differences, which support the realization of the remaining deductible temporary differences and carryforwards. Cumulative financial statement income exceeds cumulative financial statement losses for the periods included in the Company’s accompanying statements of operations, which reinforces the Company’s decision to not maintain a valuation allowance for certain deferred tax assets as of December 31, 2022.
Recorded income tax expense or benefit differs from the amount that would be provided by applying the statutory United States federal income tax rate to income or loss before income taxes. These differences primarily relate to the effect of state income taxes, excess tax benefits and deficiencies from stock-based compensation awards, tax deduction limitations on compensation of covered individuals, changes in valuation allowances, the cumulative impact of other smaller permanent differences, and can also reflect the cumulative effect of an enacted tax rate change, in the period of enactment, on the Company’s net deferred tax asset and liability balances. These differences are reported as follows:

	For the Years Ended December 31,
	2022	2021	2020
	(in thousands)
Federal statutory tax (expense) benefit	$(293,112)	$(9,695)	$200,908
(Increase) decrease in tax resulting from:
Change in valuation allowance	16,845	(5,073)	(10,318)
Employee share-based compensation	10,861	3,080	(2,578)
Return to provision	(2,183)	1,230	(857)
Compensation of covered individuals	(6,297)	(1,216)	(719)
State tax (expense) benefit (net of federal benefit)	(9,870)	(211)	5,722
Other	(62)	1,947	(67)
Income tax (expense) benefit	$(283,818)	$(9,938)	$192,091
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
The Company complies with authoritative accounting guidance regarding uncertain tax provisions. The entire amount of unrecognized tax benefit reported by the Company would affect its effective tax rate if recognized. Interest expense in the accompanying statements of operations includes a negligible amount associated with income taxes. The total amount recorded for unrecognized tax benefits for each of the years ended December 31, 2022, 2021, and 2020, was $0.4 million. The Company does not expect a significant change to the recorded unrecognized tax benefits in 2023, except for any potential change related to the Company’s R&D credit study discussed above.
Note 5 – Long-Term Debt
Credit Agreement
On August 2, 2022, the Company entered into a Seventh Amended and Restated Credit Agreement by and among the Company, Wells Fargo Bank, National Association, as Administrative Agent and Swingline Lender, and the institutions named therein as lenders. The Credit Agreement provides for a senior secured revolving credit facility with a maximum loan amount of $3.0 billion. As of December 31, 2022, the borrowing base and aggregate lender commitments were $2.5 billion and $1.25 billion, respectively. The revolving credit facility is secured by substantially all of the Company’s proved oil and gas properties. The borrowing base is subject to regular, semi-annual redetermination, and considers the value of both the Company’s proved oil and gas properties reflected in the Company’s most recent reserve report; and commodity derivative contracts, each as determined by the Company’s lender group. The next scheduled borrowing base redetermination date is April 1, 2023. The Credit Agreement is scheduled to mature on the earlier of August 2, 2027 (“Stated Maturity Date”), or 91 days prior to the maturity date of any of the Company’s outstanding Senior Notes, as defined below, to the extent that, on or before such date, the respective Senior Notes have not been repaid, exchanged, repurchased, refinanced, or otherwise redeemed in full, and, if refinanced or exchanged, with a scheduled maturity date that is not earlier than at least 180 days after the Stated Maturity Date. In addition to other terms, conditions, agreements, and provisions, the Credit Agreement establishes SOFR as the benchmark for determining interest rates. The financial covenants under the Credit Agreement are discussed under Covenants below.
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
The following table presents the outstanding balance, total amount of letters of credit outstanding, and available borrowing capacity under the Credit Agreement as of February 9, 2023, December 31, 2022, and December 31, 2021:

	As of February 9, 2023	As of December 31, 2022	As of December 31, 2021
	(in thousands)
Revolving credit facility (1)	$—	$—	$—
Letters of credit (2)	6,000	6,000	2,500
Available borrowing capacity	1,244,000	1,244,000	1,097,500
Total aggregate lender commitment amount	$1,250,000	$1,250,000	$1,100,000
____________________________________________
(1)    Unamortized deferred financing costs attributable to the revolving credit facility are presented as a component of the other noncurrent assets line item on the accompanying balance sheets and totaled $10.8 million and $2.7 million as of December 31, 2022, and 2021, respectively. These costs are being amortized over the term of the revolving credit facility on a straight-line basis.
(2)    Letters of credit outstanding reduce the amount available under the revolving credit facility on a dollar-for-dollar basis.
Senior Secured Notes
No Senior Secured Notes were outstanding as of December 31, 2022. Senior Secured Notes, net of unamortized discount and deferred financing costs, included within the Senior Notes, net line item on the accompanying balance sheets as of December 31, 2021, consisted of the following:

As of December 31, 2021
(in thousands)

Principal amount of 10.0% Senior Secured Notes due 2025	$446,675
Unamortized debt discount	30,236
Unamortized deferred financing costs	8,727
10.0% Senior Secured Notes due 2025, net of unamortized debt discount and deferred financing costs	$407,712
2025 Senior Secured Notes. On June 17, 2020, the Company issued $446.7 million in aggregate principal amount of 10.0% Senior Secured Notes (“2025 Senior Secured Notes” or “Senior Secured Notes”), at par, with a maturity date of January 15, 2025. The Company incurred fees of $13.1 million, and recorded $405.0 million as the initial carrying amount, which approximated the fair value of the 2025 Senior Secured Notes at issuance. The excess of the principal amount of the 2025 Senior Secured Notes over its fair value was recorded as a debt discount. The debt discount and deferred financing costs were being amortized to interest expense until the early redemption of the 2025 Senior Secured Notes in 2022, as discussed below.
2021 Senior Secured Convertible Notes. On August 12, 2016, the Company issued $172.5 million in aggregate principal amount of 1.50% Senior Convertible Notes with a maturity date of July 1, 2021 (“2021 Senior Convertible Notes”). Upon issuance of the 2021 Senior Convertible Notes, the Company received net proceeds of $166.6 million after deducting fees of $5.9 million. The Company recorded $132.3 million as the initial carrying amount of the debt component, which approximated its fair value at issuance, and the $40.2 million excess of the principal amount of the 2021 Senior Convertible Notes over the fair value of the debt component was recorded as a debt discount and a corresponding increase in additional paid-in capital. The debt discount and deferred financing costs were amortized to interest expense through the maturity date. Upon the closing of the Exchange Offers, discussed and defined below, on June 17, 2020, the remaining outstanding 2021 Senior Convertible Notes became secured and are subsequently referred to as “2021 Senior Secured Convertible Notes”. The 2021 Senior Secured Convertible Notes were fully redeemed in 2021, as discussed below.
Interest expense recognized on the 2021 Senior Secured Convertible Notes related to the stated interest rate and amortization of the debt discount and debt related issuance costs totaled $2.3 million and $7.7 million for the years ended December 31, 2021, and 2020, respectively.
Senior Unsecured Notes
Senior Unsecured Notes, net of unamortized deferred financing costs, included within the Senior Notes, net line item on the accompanying balance sheets as of December 31, 2022, and 2021, consisted of the following (collectively referred to as “Senior Unsecured Notes”, and together with the 2025 Senior Secured Notes, “Senior Notes”):

	As of December 31, 2022			As of December 31, 2021
	Principal Amount	Unamortized Deferred Financing Costs	Principal Amount, Net	Principal Amount	Unamortized Deferred Financing Costs	Principal Amount, Net
	(in thousands)
5.0% Senior Notes due 2024	$—	$—	$—	$104,769	$403	$104,366
5.625% Senior Notes due 2025	349,118	1,528	347,590	349,118	2,160	346,958
6.75% Senior Notes due 2026	419,235	2,569	416,666	419,235	3,270	415,965
6.625% Senior Notes due 2027	416,791	3,172	413,619	416,791	3,949	412,842
6.5% Senior Notes due 2028	400,000	5,665	394,335	400,000	6,679	393,321
Total	$1,585,144	$12,934	$1,572,210	$1,689,913	$16,461	$1,673,452
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
2022 Senior Notes. On November 17, 2014, the Company issued $600.0 million in aggregate principal amount of 6.125% Senior Notes due 2022, at par, with a maturity date of November 15, 2022 (“2022 Senior Notes”). The Company received net proceeds of $590.0 million after deducting fees of $10.0 million. The 2022 Senior Notes were fully redeemed in 2021, as discussed below.
2024 Senior Notes. On May 20, 2013, the Company issued $500.0 million in aggregate principal amount of 5.0% Senior Notes due 2024, at par, with a maturity date of January 15, 2024 (“2024 Senior Notes”). The Company received net proceeds of $490.2 million after deducting fees of $9.8 million. The 2024 Senior Notes were fully redeemed in 2022, as discussed below.
2025 Senior Notes. On May 21, 2015, the Company issued $500.0 million in aggregate principal amount of 5.625% Senior Notes due 2025, at par, which mature on June 1, 2025. The Company received net proceeds of $491.0 million after deducting fees of $9.0 million.
2026 Senior Notes. On September 12, 2016, the Company issued $500.0 million in aggregate principal amount of 6.75% Senior Notes due 2026, at par, which mature on September 15, 2026 (“2026 Senior Notes”). The Company received net proceeds of $491.6 million after deducting fees of $8.4 million.
2027 Senior Notes. On August 20, 2018, the Company issued $500.0 million in aggregate principal amount of 6.625% Senior Notes due 2027, at par, which mature on January 15, 2027 (“2027 Senior Notes”). The Company received net proceeds of $492.1 million after deducting fees of $7.9 million.
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
On June 17, 2022, the Company redeemed all of the $446.7 million of aggregate principal amount outstanding of its 2025 Senior Secured Notes with cash on hand, at a redemption price equal to 107.5 percent of the principal amount outstanding on the date of the redemption, plus accrued and unpaid interest. Upon redemption, the Company recorded a net loss on extinguishment of debt of $67.2 million which included $33.5 million of premium paid, $26.3 million of accelerated expense recognition of the unamortized debt discount, and $7.4 million of accelerated expense recognition of the remaining unamortized deferred financing costs. The Company canceled all redeemed 2025 Senior Secured Notes upon settlement.
2021 Senior Notes Transactions. On June 23, 2021, the Company issued $400.0 million in aggregate principal amount of its 2028 Senior Notes, as described above. The net proceeds of $392.8 million were used to repurchase $193.1 million and $172.3 million of outstanding principal amount of the Company’s 2022 Senior Notes and 2024 Senior Notes, respectively, through a cash tender offer (“Tender Offer”), and to redeem the remaining $19.3 million of 2022 Senior Notes not repurchased as part of the Tender Offer (“2022 Senior Notes Redemption”). The Company paid total consideration, excluding accrued interest, of $385.3 million, and recorded a net loss on extinguishment of debt of $2.1 million for the year ended December 31, 2021, which included the accelerated expense recognition of $1.5 million of the remaining unamortized deferred financing costs and $0.6 million of net premiums. The Company canceled all repurchased and redeemed 2022 Senior Notes and 2024 Senior Notes upon settlement.
The 2021 Senior Secured Convertible Notes matured on July 1, 2021, and on that day, the Company used borrowings under its revolving credit facility to retire, at par, the remaining outstanding principal amount of $65.5 million.
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
On June 17, 2020, the Company exchanged $611.9 million in aggregate principal amount of Senior Unsecured Notes and $107.0 million in aggregate principal amount of 2021 Senior Convertible Notes for $446.7 million in aggregate principal amount of 2025 Senior Secured Notes. Further, in connection with the Private Exchange, the Company tendered $53.5 million in cash to certain holders of the 2021 Senior Convertible Notes and issued the Warrants. Please refer to Note 3 - Equity for more information regarding the Warrants. Upon the closing of the Exchange Offers, the Company recorded a net gain on extinguishment of debt of $227.3 million which included the accelerated expense recognition of $6.1 million and $5.6 million of previously unamortized debt discount and deferred financing costs, respectively.
Upon the closing of the Exchange Offers, the Company retired $611.9 million in aggregate principal amount of its Senior Unsecured Notes. Portions of the then-outstanding principal amount of each series of the Senior Unsecured Notes listed below were tendered and retired in connection with the Exchange Offers. The following table summarizes the principal amounts of the Senior Unsecured Notes tendered as of the Settlement Date:

Title of Senior Unsecured Notes Tendered	Principal Amount of Senior Unsecured Notes Tendered
(in thousands)
6.125% Senior Notes due 2022	$141,701
5.0% Senior Notes due 2024	155,339
5.625% Senior Notes due 2025	150,882
6.75% Senior Notes due 2026	80,765
6.625% Senior Notes due 2027	83,209
Total	$611,896
The Company canceled all 2021 Senior Convertible Notes and Senior Unsecured Notes that were retired upon closing of the Exchange Offers.
Additionally, during 2020, in open market transactions, the Company repurchased a total of $122.7 million and $67.6 million in aggregate principal amount of its 2022 Senior Notes and 2024 Senior Notes, respectively, for a total settlement amount, excluding accrued interest, of $136.5 million. In connection with the repurchases, the Company recorded a net gain on extinguishment of debt of

$52.8 million for the year ended December 31, 2020. This amount included discounts realized upon repurchase of $53.8 million partially offset by approximately $1.0 million related to the accelerated expense recognition of the previously unamortized deferred financing costs. The Company canceled all repurchased 2022 Senior Notes and 2024 Senior Notes upon settlement.
Covenants
The Company is subject to certain financial and non-financial covenants under the Credit Agreement and the indentures governing the Senior Notes that, among other terms, limit the Company’s ability to incur additional indebtedness, make restricted payments including dividends, sell assets, create liens that secure debt, enter into transactions with affiliates, merge or consolidate with other entities, and with respect to the Company’s restricted subsidiaries, permit the consensual restriction on the ability of such restricted subsidiaries to pay dividends or indebtedness owing to the Company or to any other restricted subsidiaries. The financial covenants under the Credit Agreement require that the Company’s (a) total funded debt, as defined in the Credit Agreement, to 12-month trailing adjusted EBITDAX ratio cannot be greater than 3.50 to 1.00 on the last day of each fiscal quarter; and (b) adjusted current ratio, as defined in the Credit Agreement, cannot be less than 1.00 to 1.00 as of the last day of any fiscal quarter. The Company was in compliance with all covenants under the Credit Agreement and the indentures governing the Senior Notes as of December 31, 2022, and through the filing of this report.
Capitalized Interest
Capitalized interest costs for the years ended December 31, 2022, 2021, and 2020, totaled $17.6 million, $15.0 million, and $15.8 million, respectively. The amount of interest the Company capitalizes generally fluctuates based on the amount borrowed, the Company’s capital program, and the timing and amount of costs associated with capital projects that are considered in progress. Capitalized interest costs are included in total costs incurred. Please refer to Costs Incurred in Supplemental Oil and Gas Information (unaudited) in Part II, Item 8 of this report.
Note 6 – Commitments and Contingencies
Commitments
As of December 31, 2022, the Company had entered into various agreements, which included drilling rig contracts of $24.7 million, gathering, processing, transportation throughput, and delivery commitments of $45.7 million, office leases, including maintenance, of $36.8 million, fixed price contracts to purchase electricity of $31.0 million, sand sourcing agreements of approximately $20.8 million, compression service contracts of $13.2 million, and other miscellaneous contracts and leases of $13.8 million. As of December 31, 2022, the annual minimum payments for the next five years and total minimum payments thereafter are presented below:

For the Years Ending December 31,	Amount
(in thousands)
2023	$98,286
2024	26,837
2025	22,229
2026	16,317
2027	6,372
Thereafter	15,947
Total	$185,988
Drilling Rig and Completion Service Contracts. The Company has drilling rig and completion service contracts in place to facilitate its drilling and completion plans. As of December 31, 2022, the Company’s drilling rig commitments totaled $24.7 million under contract terms extending through the third quarter of 2023. If all of these contracts were terminated as of December 31, 2022, the Company would avoid a portion of the contractual service commitments; however, the Company would be required to pay $14.7 million in early termination fees. Excluded from these amounts are variable commitments and potential penalties determined by the number of completion crews the Company has in operation in a particular area under a completion service agreement. As of December 31, 2022, potential penalties under this completion service agreement, which expires on December 31, 2023, range from zero to a maximum of $3.4 million. No material expenses related to early termination or standby fees were incurred by the Company during the year ended December 31, 2022, and the Company does not expect to incur material penalties with regard to its drilling rig and completion service contracts during 2023.
Pipeline Transportation Commitments. The Company has gathering, processing, transportation throughput, and delivery commitments with various third-parties that require delivery of a minimum amount of oil, gas, and produced water. As of December 31, 2022, the Company had commitments to deliver a minimum of 18 MMBbl of oil through 2026, 26 Bcf of gas through the first half of 2023, and 11 MMBbl of produced water through 2027. The Company would be required to make periodic deficiency payments for any shortfalls in delivering the minimum volume commitments under certain agreements. As of December 31, 2022, if the Company failed to deliver any product, as applicable, the aggregate undiscounted deficiency payments would total approximately $45.7 million. This amount does not include deficiency payment estimates associated with approximately 5 MMBbl of future oil delivery commitments where the Company cannot predict with accuracy the amount and timing of these payments, as such payments are dependent upon the price of oil in effect at the time of settlement. The Company expects to fulfill the delivery commitments from a combination of production from existing productive wells, future development of proved undeveloped reserves, and future development of resources not yet characterized as proved reserves. Under certain of the Company’s commitments, if the Company is unable to deliver the minimum quantity from its production, it may deliver production acquired from third-parties to satisfy its minimum volume commitments. As of the filing of this report, the Company does not expect to incur material shortfalls with regard to these commitments.
Office Leases. The Company leases office space under various operating leases totaling $36.8 million, including maintenance, with certain terms extending into 2033. Rent expense for the years ended December 31, 2022, 2021, and 2020, was $3.5 million, $4.8 million, and $5.4 million, respectively.
Electrical Power Purchase Contracts. As of December 31, 2022, the Company had fixed price contracts for the purchase of electrical power through 2027 with a total remaining obligation of $31.0 million.
Sand Purchase Commitments. As of December 31, 2022, the Company had a sand purchase agreement with a minimum purchase commitment of approximately $20.8 million through December 31, 2023. As of December 31, 2022, if the Company failed to purchase the minimum amount required by the contract, it would be subject to penalties of up to $4.9 million. Additionally, as of December 31, 2022, the Company had a sand sourcing agreement with potential penalties ranging from zero to a maximum of $10.0 million that vary based on the amount of sand the Company uses in well completions occurring in certain areas through March 31, 2024. As of the filing of this report, the Company does not expect to incur penalties with regard to these agreements.
Compression Service Contracts. As of December 31, 2022, the Company had compression service contracts with terms extending through 2025 for equipment being used in field operations with a total remaining obligation of $13.2 million.
Drilling and Completion Commitments. During 2022, the Company entered into an agreement that includes minimum drilling and completion footage requirements on certain existing leases. If these minimum requirements are not satisfied by March 31, 2024, the Company will be required to pay liquidated damages based on the difference between the actual footage drilled and completed and the minimum requirements. As of December 31, 2022, the liquidated damages could range from zero to a maximum of $60.3 million, with the maximum exposure assuming no additional development activity occurred prior to March 31, 2024. As of the filing of this report, the Company does not expect to incur material liquidated damages with regard to this agreement.
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
Note 7 – Compensation Plans
As of December 31, 2022, approximately 3.8 million shares of common stock were available for grant under the Equity Plan. The issuance of a direct share benefit, such as a share of common stock, a stock option, a restricted share, an RSU or a PSU, counts as one share against the number of shares available to be granted under the Equity Plan. Each PSU has the potential to count as two shares against the number of shares available to be granted under the Equity Plan based on the final performance multiplier. The Company may also grant other types of long-term incentive-based awards, such as cash awards and performance-based cash awards, to eligible employees.
Performance Share Units
The Company has granted PSUs to eligible employees as part of its Equity Plan. The number of shares of the Company’s common stock issued to settle PSUs ranges from zero to two times the number of PSUs awarded and is determined based on certain criteria over a three-year performance period. PSUs generally vest on the third anniversary of the date of the grant or upon other triggering events as set forth in the Equity Plan. Employees who were retirement eligible on the grant date of the 2022 PSU award vest in pro-rata increments on a daily basis over the three-year performance period beginning at the grant date, and any non-vested portions of a PSU award will be forfeited if the employee leaves the Company.
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
For PSUs granted in 2019, which the Company determined to be equity awards, the settlement criteria included a combination of the Company’s Total Shareholder Return (“TSR”) relative to the TSR of certain peer companies and the Company’s cash return on total capital invested (“CRTCI”) relative to the CRTCI of certain peer companies over the associated three-year performance period. In addition to these performance criteria, the award agreements for these grants also stipulated that if the Company’s absolute TSR was negative over the three-year performance period, the maximum number of shares of common stock that could be issued to settle outstanding PSUs was capped at one times the number of PSUs granted on the award date, regardless of the Company’s TSR and CRTCI performance relative to its peer group. The fair value of the PSUs granted in 2019 was measured on the grant date using the GBM Model, with the assumption that the associated CRTCI performance condition would be met at the target amount at the end of the performance period. PSUs granted in 2019 fully vested in 2022 and were settled as presented below.
For PSUs granted in 2022, which the Company determined to be equity awards, settlement will be determined based on a combination of the following criteria measured over the three-year performance period: the Company’s TSR relative to the TSR of certain peer companies, the Company’s absolute TSR, free cash flow (“FCF”) generation, and the achievement of certain ESG targets, in each case as defined by the award agreement. The relative and absolute TSR portions of the fair value of the PSUs granted in 2022 were measured on the grant date using the GBM Model. The portion of the awards associated with FCF generation and ESG performance conditions assumes that target amounts will be met at the end of the performance period. As these awards depend on a combination of performance-based settlement criteria and market-based settlement criteria, compensation expense may be adjusted in future periods because the number of units expected to vest increases or decreases based on the Company’s expected FCF generation and achievement of certain ESG targets.
The Company initially records compensation expense associated with the issuance of PSUs based on the fair value of the awards as of the grant date and may adjust compensation expense in future periods as discussed above. Compensation expense for PSUs is recognized within general and administrative expense and exploration expense over the vesting periods of the respective awards. Total compensation expense recorded for PSUs was $2.6 million, $6.0 million, and $4.4 million for the years ended December 31, 2022, 2021, and 2020, respectively. As of December 31, 2022, there was $6.1 million of total unrecognized expense related to non-vested PSUs, which is being amortized through mid-2025.
The fair value of PSUs granted in 2022 was $7.4 million and the fair value of PSUs that vested during the years ended December 31, 2022, 2021, and 2020, was $12.3 million, $8.4 million, and $12.6 million, respectively.
A summary of activity is presented in the following table:

	For the Years Ended December 31,
	2022		2021		2020
	PSUs (1)	Weighted-Average Grant-Date Fair Value	PSUs (1)	Weighted-Average Grant-Date Fair Value	PSUs (1)	Weighted-Average Grant-Date Fair Value
Non-vested at beginning of year	464,483	$12.80	830,464	$17.52	2,022,585	$16.87
Granted	276,010	$26.67	—	$—	—	$—
Vested	(461,387)	$12.81	(352,395)	$23.81	(792,572)	$15.85
Forfeited	(5,848)	$18.24	(13,586)	$15.46	(399,549)	$17.56
Non-vested at end of year	273,258	$26.67	464,483	$12.80	830,464	$17.52
____________________________________________
(1)The number of shares of common stock assumes a multiplier of one. The actual final number of shares of common stock to be issued will range from zero to two times the number of PSUs awarded depending on the three-year performance multiplier.

A summary of the shares of common stock issued to settle PSUs is presented in the table below:

	For the Years Ended December 31,
	2022	2021	2020
Shares of common stock issued to settle PSUs (1)	1,004,410	347,742	700,511
Less: shares of common stock withheld for income and payroll taxes	(349,487)	(112,919)	(215,451)
Net shares of common stock issued	654,923	234,823	485,060

Multiplier earned	2.0	1.0	0.9
____________________________________________
(1)    During the years ended December 31, 2022, 2021, and 2020, the Company settled PSUs that were granted in 2019, 2018, and 2017, respectively. The Company and all eligible recipients in 2022 and 2021, and the majority of eligible recipients in 2020, mutually agreed to net share settle a portion of the awards to cover income and payroll tax withholdings, as provided for in the Equity Plan and applicable award agreements.
Employee Restricted Stock Units
The Company has granted RSUs to eligible employees as part of its Equity Plan. Each RSU represents a right to receive one share of the Company’s common stock upon settlement of the award at the end of the specified vesting period. RSUs generally vest in one-third increments on each anniversary date of the grant date over the applicable vesting period or upon other triggering events as set forth in the Equity Plan. Employees who are retirement eligible at the time an RSU award is granted generally vest in six-month increments over the applicable vesting period beginning at the grant date. Retirement eligible employees must stay with the Company through the entire six-month vesting period to receive that increment of vesting and any non-vested portions of an RSU award will be forfeited when the employee leaves the Company.
The Company records compensation expense associated with the issuance of RSUs based on the fair value of the awards as of the grant date. The fair value of an RSU is equal to the closing price of the Company’s common stock on the date of the grant. Compensation expense for RSUs is recognized within general and administrative expense and exploration expense over the vesting periods of the respective awards. Total compensation expense recorded for RSUs for the years ended December 31, 2022, 2021, and 2020, was $13.5 million, $10.2 million, and $8.7 million, respectively. As of December 31, 2022, there was $24.4 million of total unrecognized compensation expense related to non-vested RSUs, which is being amortized through mid-2025.
The fair value of RSUs granted to eligible employees in 2022, 2021 and 2020, was $18.0 million, $17.0 million, and $8.7 million, respectively, and the fair value of RSUs that vested during the years ended December 31, 2022, 2021, and 2020, was $11.2 million, $9.3 million, and $12.5 million, respectively.
A summary of activity is presented in the following table:

	For the Years Ended December 31,
	2022		2021		2020
	RSUs	Weighted- Average Grant-Date Fair Value	RSUs	Weighted- Average Grant-Date Fair Value	RSUs	Weighted- Average Grant-Date Fair Value
Non-vested at beginning of year	1,841,237	$13.79	2,097,860	$8.83	1,532,131	$16.01
Granted	526,776	$34.08	666,052	$25.52	1,458,869	$5.98
Vested	(920,927)	$12.17	(843,098)	$11.00	(746,132)	$16.74
Forfeited	(72,034)	$18.24	(79,577)	$10.64	(147,008)	$15.34
Non-vested at end of year	1,375,052	$22.42	1,841,237	$13.79	2,097,860	$8.83

A summary of the shares of common stock issued to settle RSUs is presented in the table below:

	For the Years Ended December 31,
	2022	2021	2020
Shares of common stock issued to settle RSUs (1)	920,927	843,098	746,132
Less: shares of common stock withheld for income and payroll taxes	(284,423)	(250,349)	(209,173)
Net shares of common stock issued	636,504	592,749	536,959
____________________________________________
(1)    During the years ended December 31, 2022, 2021, and 2020, the Company issued shares of common stock to settle RSUs that related to awards granted in previous years. The Company and all eligible recipients in 2022 and 2021, and the majority of eligible recipients in 2020, mutually agreed to net share settle a portion of the awards to cover income and payroll tax withholdings in accordance with the Company’s Equity Plan and individual award agreements.
Director Shares
In 2022, 2021, and 2020, the Company issued a total of 29,471, 60,510, and 267,576 shares, respectively, of its common stock to its non-employee directors under the Equity Plan. For the years ended December 31, 2022, 2021, and 2020, the Company recorded $1.5 million, $1.2 million, and $1.0 million, respectively, of compensation expense related to director shares. All shares issued to non-employee directors fully vest on December 31 of the year granted.
Employee Stock Purchase Plan
Under the Company’s Employee Stock Purchase Plan (“ESPP”), eligible employees may purchase shares of the Company’s common stock through payroll deductions of up to 15 percent of eligible compensation, subject to a maximum of 2,500 shares per offering period and a maximum of $25,000 in value related to purchases for each calendar year. The purchase price of the common stock is 85 percent of the lower of the trading price of the common stock on either the first or last day of the six-month offering period. The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the IRC. The Company had approximately 3.4 million shares of its common stock available for issuance under the ESPP as of December 31, 2022. There were a total of 113,785, 313,773, and 464,757 shares issued under the ESPP in 2022, 2021, and 2020, respectively. Total proceeds to the Company for the issuance of these shares was $3.0 million, $2.6 million, and $1.5 million, for the years ended December 31, 2022, 2021, and 2020, respectively.
The fair value of ESPP grants is measured at the grant date using the Black-Scholes option-pricing model. Expected volatility is calculated based on the Company’s historical daily common stock price, and the risk-free interest rate is based on U.S. Treasury yield curve rates with maturities consistent with a six-month vesting period.
The fair value of ESPP shares issued during the periods reported above were estimated using the following weighted-average assumptions:

	For the Years Ended December 31,
	2022	2021	2020
Risk free interest rate	1.2%	0.8%	0.8%
Dividend yield	0.1%	0.3%	0.7%
Volatility factor of the expected market price of the Company’s common stock	69.1%	106.1%	166.2%
Expected life (in years)	0.5	0.5	0.5
For the years ended December 31, 2022, 2021, and 2020, the Company expensed $1.2 million, $1.4 million, and $0.9 million, respectively, based on the estimated fair value of the ESPP grants.
401(k) Plan
The Company has a defined contribution plan (“401(k) Plan”) that is subject to the Employee Retirement Income Security Act of 1974. The 401(k) Plan allows eligible employees to contribute a maximum of 60 percent of their base salaries up to the contribution limits established under the IRC. The Company matches either 100 percent or 150 percent of each employee’s contributions, depending on pension plan eligibility, up to six percent of the employee’s base salary and performance bonus, and may make additional contributions at its discretion. Please refer to Note 11 – Pension Benefits for additional discussion of pension benefits. The Company’s matching contributions to the 401(k) Plan were $5.5 million, $3.9 million, and $4.2 million for the years ended December 31, 2022, 2021, and 2020, respectively.

Note 8 – Fair Value Measurements
The Company follows fair value measurement accounting guidance for all assets and liabilities measured at fair value. This guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. Market or observable inputs are the preferred sources of values, followed by assumptions based on hypothetical transactions in the absence of market inputs. The fair value hierarchy for grouping these assets and liabilities is based on the significance level of the following inputs:
•Level 1 – quoted prices in active markets for identical assets or liabilities
•Level 2 – quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations whose inputs are observable or whose significant value drivers are observable
•Level 3 – significant inputs to the valuation model are unobservable
The following table is a listing of the Company’s assets and liabilities that are measured at fair value in the accompanying balance sheets and where they are classified within the fair value hierarchy as of December 31, 2022:

	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Derivatives (1)	$—	$73,142	$—
Liabilities:
Derivatives (1)	$—	$57,323	$—
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
Oil and Gas Properties and Other Property and Equipment
The Company had no assets included in total property and equipment, net, measured at fair value as of December 31, 2022, or 2021.
The following table presents impairment of proved properties expense and abandonment and impairment of unproved properties expense recorded for the periods presented:

	For the Years Ended December 31,
	2022	2021	2020
	(in thousands)
Impairment of proved oil and gas properties and related support equipment	$—	$—	$956,650
Abandonment and impairment of unproved properties (1)	7,468	35,000	59,363
Impairment	$7,468	$35,000	$1,016,013
____________________________________________
(1)    These impairments related to actual and anticipated lease expirations, as well as actual and anticipated losses on acreage due to title defects, changes in development plans, and other inherent acreage risks. The balances in the unproved oil and gas properties line item on the accompanying balance sheets as of December 31, 2022, and 2021, are recorded at carrying value.
No proved property impairment expense was recorded during the years ended December 31, 2022, or 2021. For the year ended December 31, 2020, the Company recorded impairment expense of $956.7 million related to its South Texas proved oil and gas properties and related support facilities due to the decrease in commodity price forecasts at the end of the first quarter of 2020, specifically decreases in oil and NGL prices. The Company used a discount rate of 11 percent in its calculation of the present value of expected future cash flows based on the prevailing market-based weighted average cost of capital as of March 31, 2020.
Please refer to Note 1 – Summary of Significant Accounting Policies for information on the Company’s policies for determining fair value of its oil and gas producing properties and related impairment expense.

Long-Term Debt
The following table reflects the fair value of the Company’s Senior Notes obligations measured using Level 1 inputs based on quoted secondary market trading prices. These notes were not presented at fair value on the accompanying balance sheets as of December 31, 2022, or 2021, as they were recorded at carrying value, net of any unamortized discounts and deferred financing costs. Please refer to Note 5 – Long-Term Debt for additional information.

	As of December 31,
	2022		2021
	Principal Amount	Fair Value	Principal Amount	Fair Value
	(in thousands)
10.0% Senior Secured Notes due 2025	$—	$—	$446,675	$491,628
5.0% Senior Notes due 2024	$—	$—	$104,769	$104,583
5.625% Senior Notes due 2025	$349,118	$337,821	$349,118	$353,091
6.75% Senior Notes due 2026	$419,235	$409,484	$419,235	$431,787
6.625% Senior Notes due 2027	$416,791	$402,120	$416,791	$432,783
6.5% Senior Notes due 2028	$400,000	$384,520	$400,000	$417,284
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
For the years ended December 31, 2022, 2021, and 2020, potentially dilutive securities for this calculation consisted primarily of non-vested RSUs, contingent PSUs, and Warrants, all of which were measured using the treasury stock method. The Warrants became exercisable at the election of the holders on January 15, 2021, and as a result, they were included as potentially dilutive securities on an adjusted weighted-average basis for the portion of the year ended December 31, 2021, for which they were outstanding. A majority of the Warrants were exercised during 2021, and the remaining outstanding Warrants were dilutive during the year ended December 31, 2022, as presented below. The Warrants were not exercisable for the year ended December 31, 2020, and therefore had no dilutive impact. Please refer to Note 3 - Equity for additional detail regarding the terms of the Warrants.
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
When the Company recognizes a net loss from continuing operations, all potentially dilutive shares are anti-dilutive and are consequently excluded from the calculation of diluted net loss per common share. The following table details the weighted-average number of anti-dilutive securities for the years presented:

	For the Years Ended December 31,
	2022	2021	2020
	(in thousands)
Anti-dilutive	—	—	265

The following table sets forth the calculations of basic and diluted net income (loss) per common share:

	For the Years Ended December 31,
	2022	2021	2020
	(in thousands, except per share data)
Net income (loss)	$1,111,952	$36,229	$(764,614)

Basic weighted-average common shares outstanding	122,351	119,043	113,730
Dilutive effect of non-vested RSUs and contingent PSUs	1,714	2,582	—
Dilutive effect of Warrants	19	2,065	—
Diluted weighted-average common shares outstanding	124,084	123,690	113,730

Basic net income (loss) per common share	$9.09	$0.30	$(6.72)
Diluted net income (loss) per common share	$8.96	$0.29	$(6.72)
Note 10 – Derivative Financial Instruments
Summary of Oil, Gas, and NGL Derivative Contracts in Place
The Company regularly enters into commodity derivative contracts to mitigate a portion of its exposure to oil, gas, and NGL price volatility and location differentials, and the associated impact on cash flows. As of the filing of this report, all contracts were entered into for other-than-trading purposes. The Company’s commodity derivative contracts consist of price swap and collar arrangements for oil, gas, and NGL production. In a typical commodity swap agreement, if the agreed upon published third-party index price (“index price”) is lower than the swap price, the Company receives the difference between the index price and the agreed upon swap price. If the index price is higher than the swap price, the Company pays the difference. For collar arrangements, the Company receives the difference between an agreed upon index price and the floor price if the index price is below the floor price. The Company pays the difference between the agreed upon ceiling price and the index price if the index price is above the ceiling price. No amounts are paid or received if the index price is between the floor and ceiling prices.
The Company has entered into fixed price oil and gas basis swaps in order to mitigate exposure to adverse pricing differentials between certain industry benchmark prices and the actual physical pricing points where the Company’s production is sold. As of December 31, 2022, the Company had basis swap contracts with fixed price differentials between:
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

As of December 31, 2022, the Company had commodity derivative contracts outstanding through the fourth quarter of 2025 as summarized in the table below:

	Contract Period
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	2023	2023	2023	2023	2024	2025
Oil Derivatives (volumes in MBbl and prices in $ per Bbl):
Swaps
NYMEX WTI Volumes	294	333	304	259	—	—
Weighted-Average Contract Price	$45.20	$45.18	$45.20	$45.23	$—	$—
ICE Brent Volumes	900	910	920	920	910	—
Weighted-Average Contract Price	$86.50	$86.50	$86.50	$86.50	$85.50	$—
Collars
NYMEX WTI Volumes	577	464	291	—	919	—
Weighted-Average Floor Price	$60.00	$67.85	$75.00	$—	$75.00	$—
Weighted-Average Ceiling Price	$74.02	$81.53	$93.05	$—	$81.47	$—
Basis Swaps
WTI Midland-NYMEX WTI Volumes	1,294	1,357	1,414	1,294	893	—
Weighted-Average Contract Price	$0.99	$0.99	$0.88	$0.88	$1.10	$—
WTI Houston MEH-NYMEX WTI Volumes	390	431	361	296	297	—
Weighted-Average Contract Price	$1.65	$1.68	$1.59	$1.53	$1.75	$—
Roll Differential Swaps
NYMEX WTI Volumes	1,220	1,243	1,304	1,201	—	—
Weighted-Average Contract Price	$0.60	$0.62	$0.64	$0.62	$—	$—

Gas Derivatives (volumes in BBtu and prices in $ per MMBtu):
Swaps
NYMEX HH Volumes	—	1,420	1,470	—	—	—
Weighted-Average Contract Price	$—	$5.05	$5.11	$—	$—	$—
IF Waha Volumes	900	—	—	—	—	—
Weighted-Average Contract Price	$3.98	$—	$—	$—	$—	$—
Collars
NYMEX HH Volumes	7,919	5,181	6,194	8,362	13,722	—
Weighted-Average Floor Price	$3.84	$3.83	$3.75	$3.90	$4.00	$—
Weighted-Average Ceiling Price	$9.75	$4.68	$4.62	$5.70	$6.39	$—
IF HSC Volumes	900	1,345	1,389	1,451	—	—
Weighted-Average Floor Price	$3.38	$4.25	$4.25	$4.25	$—	$—
Weighted-Average Ceiling Price	$7.75	$5.00	$4.95	$5.55	$—	$—
Basis Swaps
IF Waha-NYMEX HH Volumes	1,816	2,462	2,442	2,337	20,958	20,501
Weighted-Average Contract Price	$(0.81)	$(1.93)	$(1.05)	$(1.01)	$(0.86)	$(0.66)
IF HSC-NYMEX HH Volumes	6,737	1,774	1,813	2,008	—	—
Weighted-Average Contract Price	$0.19	$(0.25)	$(0.25)	$(0.25)	$—	$—

Commodity Derivative Contracts Entered Into Subsequent to December 31, 2022
Subsequent to December 31, 2022, and through the filing of this report, the Company entered into the following commodity derivative contracts:
•NYMEX WTI price swap contracts for the third and fourth quarters of 2023 for a total of 0.6 MMBbl of oil production at a weighted-average contract price of $73.89 per Bbl;
•WTI Midland-NYMEX WTI basis swap contracts for 2024 for a total of 2.1 MMBbl of oil production at a weighted-average contract price of $1.20 per Bbl;
•WTI Houston MEH-NYMEX WTI basis swap contract for 2024 for a total of 0.6 MMBbl of oil production at a contract price of $1.90 per Bbl;
•NYMEX WTI Roll Differential swap contracts for 2024 for a total of 2.2 MMBbl of oil production at a weighted-average contract price of $0.42 per Bbl;
•NYMEX HH collar contracts for 2024 for a total of 5,735 BBtu of gas production at a weighted-average floor contract price of $3.00 per MMBtu and a weighted-average ceiling contract price of $4.70 per MMBtu; and
•OPIS Propane Mont Belvieu Non-TET swap contract for the second through fourth quarters of 2023 for a total of 0.4 MMBbl of NGL production at a contract price of $36.12 per Bbl.
Derivative Assets and Liabilities Fair Value
The Company’s commodity derivatives are measured at fair value and are included in the accompanying balance sheets as derivative assets and liabilities, with the exception of derivative instruments that meet the “normal purchase normal sale” exclusion. The Company does not designate its commodity derivative contracts as hedging instruments. The fair value of the commodity derivative contracts at December 31, 2022, and 2021, was a net asset of $15.8 million and a net liability of $320.9 million, respectively.
The following table details the fair value of commodity derivative contracts recorded in the accompanying balance sheets, by category:

	As of December 31, 2022	As of December 31, 2021
	(in thousands)
Derivative assets:
Current assets	$48,677	$24,095
Noncurrent assets	24,465	239
Total derivative assets	$73,142	$24,334
Derivative liabilities:
Current liabilities	$56,181	$319,506
Noncurrent liabilities	1,142	25,696
Total derivative liabilities	$57,323	$345,202
Offsetting of Derivative Assets and Liabilities
As of December 31, 2022, and 2021, all derivative instruments held by the Company were subject to master netting arrangements with various financial institutions. In general, the terms of the Company’s agreements provide for offsetting of amounts payable or receivable between it and the counterparty, at the election of both parties, for transactions that settle on the same date and in the same currency. The Company’s agreements also provide that in the event of an early termination, the counterparties have the right to offset amounts owed or owing under that and any other agreement with the same counterparty. The Company’s accounting policy is to not offset these positions in its accompanying balance sheets.

The following table provides a reconciliation between the gross assets and liabilities reflected on the accompanying balance sheets and the potential effects of master netting arrangements on the fair value of the Company’s commodity derivative contracts:

	Derivative Assets as of		Derivative Liabilities as of
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
	(in thousands)
Gross amounts presented in the accompanying balance sheets	$73,142	$24,334	$(57,323)	$(345,202)
Amounts not offset in the accompanying balance sheets	(26,136)	(22,862)	26,136	22,862
Net amounts	$47,006	$1,472	$(31,187)	$(322,340)
The Company recognizes all gains and losses from changes in commodity derivative fair values immediately in earnings rather than deferring such amounts in accumulated other comprehensive loss. The Company had no commodity derivative contracts designated as hedging instruments for the years ended December 31, 2022, 2021, and 2020. Please refer to Note 8 – Fair Value Measurements for more information regarding the Company’s derivative instruments, including its valuation techniques.
The following table summarizes the commodity components of the derivative settlement (gain) loss, and the net derivative (gain) loss line items presented within the accompanying statements of cash flows and the accompanying statements of operations, respectively:

	For the Years Ended December 31,
	2022	2021	2020
	(in thousands)
Derivative settlement (gain) loss:
Oil contracts	$514,641	$523,245	$(331,559)
Gas contracts	171,598	152,361	(11,898)
NGL contracts	24,461	73,352	(7,804)
Total derivative settlement (gain) loss:	$710,700	$748,958	$(351,261)

Net derivative (gain) loss:
Oil contracts	$284,863	$650,959	$(205,180)
Gas contracts	82,769	172,248	30,038
NGL contracts	6,380	78,452	13,566
Total net derivative (gain) loss:	$374,012	$901,659	$(161,576)
Credit Related Contingent Features
As of December 31, 2022, all of the Company’s derivative counterparties were members of the Company’s Credit Agreement lender group. The Company does not enter into derivative contracts with counterparties that are not part of the lender group. Under the Credit Agreement, the Company is required to provide mortgage liens on assets having a value equal to at least 85 percent of the total PV-9, as defined in the Credit Agreement, of the Company’s proved oil and gas properties evaluated in the most recent reserve report. Collateral securing indebtedness under the Credit Agreement also secures the Company’s derivative agreement obligations.
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
Obligations and Funded Status for the Pension Plans
The Company recognizes the funded status (i.e. the difference between the fair value of plan assets and the projected benefit obligation) of the Company’s Pension Plans in the accompanying balance sheets as either an asset or a liability and recognizes a corresponding adjustment within the other comprehensive income (loss), net of tax, line item in the accompanying consolidated statements of comprehensive income (loss). The projected benefit obligation is the actuarial present value of the benefits earned to date by plan participants based on employee service and compensation including the effect of assumed future salary increases. The accumulated benefit obligation uses the same factors as the projected benefit obligation, but excludes the effects of assumed future salary increases. The Company’s measurement date for plan assets and obligations is December 31.

	For the Years Ended December 31,
	2022	2021
	(in thousands)
Change in benefit obligation:
Projected benefit obligation at beginning of year	$75,760	$73,593
Service cost	4,652	4,455
Interest cost	2,314	2,089
Actuarial (gain) loss	(15,567)	1,914
Benefits paid	(1,998)	(4,630)
Settlements	—	(1,661)
Projected benefit obligation at end of year	65,161	75,760

Change in plan assets:
Fair value of plan assets at beginning of year	35,941	32,894
Actual return on plan assets	(3,529)	2,777
Employer contribution	6,000	6,561
Benefits paid	(1,998)	(4,630)
Settlements	—	(1,661)
Fair value of plan assets at end of year	36,414	35,941
Funded status at end of year	$(28,747)	$(39,819)
The Company’s underfunded status for the Pension Plans as of December 31, 2022, and 2021, was $28.7 million and $39.8 million, respectively, and is recognized in the accompanying balance sheets within the other noncurrent liabilities line item. There are no plan assets in the Nonqualified Pension Plan.
Accumulated Benefit Obligation in Excess of Plan Assets for the Pension Plans

	As of December 31,
	2022	2021
	(in thousands)
Projected benefit obligation	$65,161	$75,760

Accumulated benefit obligation	$55,712	$64,325
Less: fair value of plan assets	(36,414)	(35,941)
Underfunded accumulated benefit obligation	$19,298	$28,384
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

The pre-tax amounts not yet recognized in net periodic pension costs, but rather recognized in the accumulated other comprehensive loss line item within the accompanying balance sheets as of December 31, 2022, and 2021, were as follows:

	As of December 31,
	2022	2021
	(in thousands)
Unrecognized actuarial losses	$5,130	$16,388
Accumulated other comprehensive loss (pre-tax)	$5,130	$16,388
The pension liability adjustments recognized in other comprehensive income (loss) during 2022, 2021, and 2020, were as follows:

	For the Years Ended December 31,
	2022	2021	2020
	(in thousands)
Net actuarial gain (loss)	$10,327	$(612)	$(6,381)
Amortization of prior service cost	—	13	17
Amortization of net actuarial loss	931	1,240	950
Settlements	—	312	2,509
Total pension liability adjustment, pre-tax	11,258	953	(2,905)
Tax (expense) benefit	(2,431)	(204)	626
Total pension liability adjustment, net	$8,827	$749	$(2,279)
Components of Net Periodic Benefit Cost for the Pension Plans

	For the Years Ended December 31,
	2022	2021	2020
	(in thousands)
Components of net periodic benefit cost:
Service cost	$4,652	$4,455	$4,516
Interest cost	2,314	2,089	2,358
Expected return on plan assets that reduces periodic pension benefit cost	(1,711)	(1,474)	(1,735)
Amortization of prior service cost	—	13	17
Amortization of net actuarial loss	931	1,240	950
Net periodic benefit cost	6,186	6,323	6,106
Settlements	—	312	2,509
Total net benefit cost	$6,186	$6,635	$8,615
Pension Plan Assumptions
The weighted-average assumptions used to measure the Company’s projected benefit obligation are as follows:

	As of December 31,
	2022	2021
Projected benefit obligation:
Discount rate	5.2%	3.1%
Rate of compensation increase	3.5%	3.6%

The weighted-average assumptions used to measure the Company’s net periodic benefit cost are as follows:

	For the Years Ended December 31,
	2022	2021	2020
Net periodic benefit cost:
Discount rate	3.1%	2.9%	3.6%
Expected return on plan assets (1)	3.6%	4.4%	5.3%
Rate of compensation increase	4.8%	4.4%	4.5%
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
The weighted-average asset allocation of the Qualified Pension Plan is as follows:

	Target	As of December 31,
Asset Category	2023	2022	2021
Equity securities	45.0%	47.1%	39.0%
Fixed income securities	30.0%	21.0%	27.9%
Other securities	25.0%	31.9%	33.1%
Total	100.0%	100.0%	100.0%
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

Pension Plan Assets
The fair values of the Company’s Qualified Pension Plan assets as of December 31, 2022, and 2021, utilizing the fair value hierarchy discussed in Note 8 – Fair Value Measurements are as follows:

			Fair Value Measurements Using:
	Actual Asset Allocation (1)	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
		(in thousands)
As of December 31, 2022
Equity securities:
Domestic (2)	20.7%	$7,533	$5,012	$2,521	$—
International (3)	26.4%	9,594	9,594	—	—
Total equity securities	47.1%	17,127	14,606	2,521	—
Fixed income securities:
Core fixed income (4)	14.3%	5,220	5,220	—	—
Floating rate corporate loans (5)	6.7%	2,450	2,450	—	—
Total fixed income securities	21.0%	7,670	7,670	—	—
Other securities:
Real estate (6)	6.8%	2,476	—	—	2,476
Collective investment trusts (7)	1.9%	687	—	687	—
Hedge fund (8)	23.2%	8,454	4,133	—	4,321
Total other securities	31.9%	11,617	4,133	687	6,797
Total investments	100.0%	$36,414	$26,409	$3,208	$6,797

As of December 31, 2021
Equity securities:
Domestic (2)	19.1%	$6,860	$4,909	$1,951	$—
International (3)	19.9%	7,138	7,138	—	—
Total equity securities	39.0%	13,998	12,047	1,951	—
Fixed income securities:
Core fixed income (4)	18.8%	6,770	6,770	—	—
Floating rate corporate loans (5)	9.1%	3,272	3,272	—	—
Total fixed income securities	27.9%	10,042	10,042	—	—
Other securities:
Real estate (6)	5.1%	1,833	—	—	1,833
Collective investment trusts (7)	1.4%	499	—	499	—
Hedge fund (8)	26.6%	9,569	5,207	—	4,362
Total other securities	33.1%	11,901	5,207	499	6,195
Total investments	100.0%	$35,941	$27,296	$2,450	$6,195
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
The following is a summary of the changes in Level 3 plan assets (in thousands):

Balance at January 1, 2021	$5,736
Purchases	250
Realized gain on assets	132
Unrealized gain on assets	298
Disposition	(221)
Balance at December 31, 2021	$6,195
Purchases	400
Realized gain on assets	259
Unrealized loss on assets	(57)
Disposition	—
Balance at December 31, 2022	$6,797
Contributions
The Company contributed $6.0 million, $6.6 million, and $6.0 million to the Pension Plans for the years ended December 31, 2022, 2021, and 2020, respectively. The Company expects to make a $10.2 million contribution to the Pension Plans in 2023.
Benefit Payments
The Pension Plans made actual benefit payments of $2.0 million, $6.3 million, and $11.6 million for the years ended December 31, 2022, 2021, and 2020, respectively. Expected benefit payments over the next 10 years are as follows:

For the Years Ending December 31,	Amount
(in thousands)
2023	$7,996
2024	$4,181
2025	$4,835
2026	$7,112
2027	$5,103
2028 through 2032	$26,981
Note 12 - Leases
As of December 31, 2022, and 2021, the Company had operating leases for asset classes that include office space, office equipment, drilling rigs, midstream agreements, vehicles, and equipment rentals used in field operations. For operating leases recorded on the accompanying balance sheets, remaining lease terms range from less than one year to approximately 10 years. Certain leases contain optional extension periods that allow for terms to be extended for up to an additional 10 years, however in order to maintain financial and operational flexibility, there are no available options to extend that the Company is reasonably certain it will exercise. An early termination option exists for certain leases, some of which allow the Company to terminate a lease within one year, however, there are no leases in which material early termination options are reasonably certain to be exercised by the Company. As of December 31, 2022, and 2021, the Company did not have any agreements in place that were classified as finance leases under Topic 842. As of December 31, 2022, and through the filing of this report, the Company has no material lease arrangements which are scheduled to commence in the future. Please refer to Note 1 – Summary of Significant Accounting Policies for additional information on the Company’s policies for lease determination and classification.

The following table reflects the components of the Company’s total costs, whether capitalized or expensed, related to operating leases, including short-term leases, and variable lease payments made for leases with initial lease terms greater than 12 months, for the years ended December 31, 2022, and 2021. This total does not reflect amounts that may be reimbursed by other third parties in the normal course of business, such as non-operating working interest owners.

	For the Years Ended December 31,
	2022	2021
	(in thousands)
Operating lease cost	$10,174	$12,825
Short-term lease cost (1)	175,098	145,052
Variable lease cost (2)	7,085	48,931
Total lease cost	$192,357	$206,808
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
Cash paid for amounts included in the measurement of lease liabilities for the years ended December 31, 2022, and 2021, were as follows:

	For the Years Ended December 31,
	2022	2021
	(in thousands)
Operating cash flows from operating leases	$4,718	$11,286
Investing cash flows from operating leases	$5,042	$2,316
Maturities for the Company’s operating lease liabilities included on the accompanying balance sheets as of December 31, 2022, were as follows:

As of December 31, 2022
(in thousands)
2023	$11,164
2024	8,520
2025	5,808
2026	2,931
2027	2,008
Thereafter	8,957
Total Lease payments	$39,388
Less: Imputed interest (1)	(5,654)
Total	$33,734
____________________________________________
(1)    The weighted-average discount rate used to determine the operating lease liability as of December 31, 2022, was 5.8 percent.

The following table presents supplemental accompanying balance sheet information for operating leases as of December 31, 2022, and 2021:

	As of December 31,
	2022	2021
	(in thousands, except discount rate and lease term)
Balance sheet classifications of operating leases:
Other noncurrent assets	$26,368	$19,026
Other current liabilities	$10,114	$6,516
Other noncurrent liabilities	$23,621	$19,440

ROU assets obtained in exchange for operating lease liabilities	$16,186	$13,018
Weighted-average discount rate	5.8%	5.4%
Weighted-average remaining lease term (years)	5	7
Note 13 – Accounts Receivable and Accounts Payable and Accrued Expenses
The components of accounts receivable are as follows:

	As of December 31,
	2022	2021
	(in thousands)
Oil, gas, and NGL production revenue	$184,458	$215,630
Amounts due from joint interest owners	45,997	23,782
Other	2,842	7,789
Total accounts receivable	$233,297	$247,201
The components of accounts payable and accrued expenses are as follows:

	As of December 31,
	2022	2021
	(in thousands)
Drilling and lease operating cost accruals	$125,570	$71,012
Trade accounts payable	43,898	25,072
Revenue and severance tax payable	182,744	254,422
Property taxes	43,066	20,250
Compensation	35,799	47,037
Derivative settlements	22,745	57,186
Interest	35,992	60,273
Dividends payable	18,290	—
Other	24,185	28,054
Total accounts payable and accrued expenses	$532,289	$563,306
Note 14 – Asset Retirement Obligations
Please refer to Asset Retirement Obligations in Note 1 – Summary of Significant Accounting Policies for a discussion of the initial and subsequent measurements of asset retirement obligation liabilities and the significant assumptions used in the estimates.

The following is a reconciliation of the Company’s total asset retirement obligation liability as of December 31, 2022, and 2021:

	As of December 31,
	2022	2021
	(in thousands)
Beginning asset retirement obligations	$101,424	$85,325
Liabilities incurred (1)	2,086	1,715
Liabilities settled (2)	(6,356)	(1,948)
Accretion expense	5,344	4,159
Revision to estimated cash flows	12,815	12,173
Ending asset retirement obligations (3)	$115,313	$101,424
____________________________________________
(1)Reflects liabilities incurred through drilling activities.
(2)Reflects liabilities settled through plugging and abandonment activities and divestitures of properties.
(3)Balances as of December 31, 2022, and 2021, included $7.1 million and $4.1 million, respectively, related to the Company’s current asset retirement obligation liability, which is recorded in the accounts payable and accrued expenses line item on the accompanying balance sheets.
Note 15 – Suspended Well Costs
The following table reflects the net changes in capitalized exploratory well costs during 2022, 2021, and 2020. The table does not include amounts that were capitalized and either subsequently expensed or reclassified to producing well costs in the same year:

	For the Years Ended December 31,
	2022	2021	2020
	(in thousands)
Beginning balance	$15,576	$5,698	$11,925
Additions to capitalized exploratory well costs pending the determination of proved reserves	49,047	15,576	3,346
Reclassifications based on the determination of proved reserves	(14,721)	(5,698)	(9,573)
Capitalized exploratory well costs charged to expense (1)	(855)	—	—
Ending balance	$49,047	$15,576	$5,698
____________________________________________
(1)Relates to unsuccessful exploration activity outside of the Company’s core areas of operation.
As of December 31, 2022, there were no exploratory well costs that were capitalized for more than one year.

Supplemental Oil and Gas Information (unaudited)
Costs Incurred
Costs incurred in oil and gas property acquisition, exploration, and development activities, whether capitalized or expensed, are summarized as follows:

	For the Years Ended December 31,
	2022	2021	2020
	(in thousands)
Development costs (1)	$810,520	$583,527	$490,935
Exploration costs	147,042	125,415	77,911
Acquisitions
Proved properties	18	71	5,579
Unproved properties (2)	4,153	9,036	10,854
Total, including asset retirement obligations (3)(4)	$961,733	$718,049	$585,279
____________________________________________
(1)Includes facility costs of $30.0 million, $18.2 million, and $27.2 million for the years ended December 31, 2022, 2021, and 2020, respectively.
(2)Includes amounts related to leasing activity and acquiring surface rights outside of acquisitions of proved and unproved properties totaling $4.2 million, $5.8 million, and $8.6 million for the years ended December 31, 2022, 2021, and 2020, respectively.
(3)Includes amounts relating to estimated asset retirement obligations of $15.1 million, $12.8 million, and $(4.7) million for the years ended December 31, 2022, 2021, and 2020, respectively.
(4)Includes capitalized interest of $17.6 million, $15.0 million, and $15.8 million for the years ended December 31, 2022, 2021, and 2020, respectively.
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
The tables below present a summary of changes in the Company’s estimated proved reserves for each of the years ended December 31, 2022, 2021, and 2020. The Company engaged Ryder Scott to audit internal engineering estimates for at least 80 percent of the Company’s total calculated proved reserve PV-10 for each year presented. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries and undeveloped locations are more imprecise than estimates of established producing oil and gas properties. Accordingly, these estimates are expected to change as future information becomes available.

	For the Year Ended December 31, 2022
	Oil	Gas	NGLs	Total
	(MMBbl)	(Bcf)	(MMBbl)	(MMBOE)
Total proved reserves:
Beginning of year	199.5	1,243.5	85.2	492.0
Revisions of previous estimates (1)	23.7	248.2	16.7	81.7
Discoveries and extensions	6.6	37.2	3.9	16.7
Sales of reserves	—	—	—	—
Purchases of minerals in place	—	—	—	—
Production	(24.0)	(125.9)	(8.0)	(53.0)
End of year	205.8	1,402.9	97.8	537.4

Proved developed reserves:
Beginning of year	110.7	833.0	50.7	300.2
End of year	110.4	902.1	57.1	317.8
Proved undeveloped reserves:
Beginning of year	88.8	410.4	34.5	191.8
End of year	95.4	500.8	40.7	219.6
____________________________________________
Note: Amounts may not calculate due to rounding.
(1)    Revisions of previous estimates consist of 103.2 MMBOE of infill reserves, positive price revisions of 9.5 MMBOE, the removal of 19.9 MMBOE of estimated proved undeveloped reserves reclassified to unproved reserves categories as a result of revising certain aspects of the Company’s future development plans, and negative performance revisions of 11.1 MMBOE. Please refer to Areas of Operation in Part I, Items 1 and 2 of this report, and to Oil and Gas Reserve Quantities in Critical Accounting Estimates in Part II, Item 7 of this report for additional information.

	For the Year Ended December 31, 2021
	Oil	Gas	NGLs	Total
	(MMBbl)	(Bcf)	(MMBbl)	(MMBOE)
Total proved reserves:
Beginning of year	172.7	1,052.0	56.6	404.6
Revisions of previous estimates (1)(2)	35.7	158.9	12.2	74.4
Discoveries and extensions	19.3	141.4	21.9	64.7
Sales of reserves	(0.3)	(0.5)	(0.1)	(0.4)
Purchases of minerals in place	0.1	0.1	—	0.1
Production	(27.9)	(108.4)	(5.4)	(51.4)
End of year	199.5	1,243.5	85.2	492.0

Proved developed reserves:
Beginning of year	89.8	643.9	32.1	229.3
End of year	110.7	833.0	50.7	300.2
Proved undeveloped reserves:
Beginning of year	82.9	408.1	24.4	175.3
End of year	88.8	410.4	34.5	191.8
____________________________________________
Note: Amounts may not calculate due to rounding.
(1)    Revisions of previous estimates consist of 74.4 MMBOE of infill reserves, positive price and performance revisions of 37.2 MMBOE and 3.4 MMBOE, respectively, and the removal of 40.6 MMBOE of estimated proved undeveloped reserves reclassified to unproved reserves categories as a result of revising certain aspects of the Company’s future development plans.
(2)    Amounts have been adjusted to conform to the current period presentation.

	For the Year Ended December 31, 2020
	Oil	Gas	NGLs	Total
	(MMBbl)	(Bcf)	(MMBbl)	(MMBOE)
Total proved reserves:
Beginning of year	184.1	1,223.2	74.0	462.0
Revisions of previous estimates (1)(2)	(7.7)	(155.5)	(21.7)	(55.3)
Discoveries and extensions	19.6	96.5	11.5	47.1
Sales of reserves	(0.5)	(8.9)	(1.1)	(3.0)
Purchases of minerals in place	0.2	0.6	—	0.4
Production	(23.0)	(103.9)	(6.1)	(46.4)
End of year	172.7	1,052.0	56.6	404.6

Proved developed reserves:
Beginning of year	85.0	712.1	43.4	247.0
End of year	89.8	643.9	32.1	229.3
Proved undeveloped reserves:
Beginning of year	99.1	511.1	30.6	214.9
End of year	82.9	408.1	24.4	175.3
____________________________________________
Note: Amounts may not calculate due to rounding.
(1)Revisions of previous estimates consist of the removal of 65.0 MMBOE of certain longer term estimated proved undeveloped reserves, 32.6 MMBOE of negative price revisions resulting from declining commodity prices during 2020, 38.7 MMBOE of infill reserves, and 3.6 MMBOE of positive performance revisions.
(2)Amounts have been adjusted to conform to the current period presentation.
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
Future operating costs are determined based on estimates of expenditures to be incurred in developing and producing the estimated proved reserves in place at the end of the period using year end costs and assuming continuation of existing economic conditions, plus Company overhead incurred by the central administrative office attributable to operating activities and estimated abandonment costs.
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

	For the Years Ended December 31,
	2022	2021	2020
Oil (per Bbl)	$95.02	$66.21	$37.63
Gas (per Mcf)	$6.39	$4.28	$1.81
NGLs (per Bbl)	$35.88	$29.31	$14.64

The following summary sets forth the Company’s future net cash flows relating to proved oil, gas, and NGL reserves based on the standardized measure of discounted future net cash flows:

	As of December 31,
	2022	2021	2020
	(in thousands)
Future cash inflows	$32,024,639	$21,027,406	$9,227,390
Future production costs	(7,672,906)	(5,498,098)	(3,429,288)
Future development costs	(2,949,871)	(1,591,550)	(1,259,395)
Future income taxes	(3,888,342)	(2,130,280)	—
Future net cash flows	17,513,520	11,807,478	4,538,707
10 percent annual discount	(7,551,454)	(4,844,871)	(1,856,250)
Standardized measure of discounted future net cash flows	$9,962,066	$6,962,607	$2,682,457
The principal sources of changes in the standardized measure of discounted future net cash flows were:

	For the Years Ended December 31,
	2022	2021	2020
	(in thousands)
Standardized measure of discounted future net cash flows, beginning of year	$6,962,607	$2,682,457	$4,103,998
Sales of oil, gas, and NGLs produced, net of production costs	(2,724,994)	(2,092,499)	(734,971)
Net changes in prices and production costs	4,428,804	5,242,783	(2,251,636)
Extensions and discoveries, net of related costs (1)	424,463	783,215	271,897
Sales of reserves in place	—	(4,361)	(10,755)
Purchase of reserves in place	—	1,565	2,120
Previously estimated development costs incurred during the period	423,527	426,120	431,926
Changes in estimated future development costs	(462,015)	(25,355)	215,460
Revisions of previous quantity estimates (1)	1,327,530	1,015,539	38,623
Accretion of discount	815,862	268,246	436,284
Net change in income taxes	(996,437)	(1,196,013)	258,844
Changes in timing and other	(237,281)	(139,090)	(79,333)
Standardized measure of discounted future net cash flows, end of year	$9,962,066	$6,962,607	$2,682,457
____________________________________________
(1)Prior periods have been adjusted to conform to the current period presentation.

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
Changes in Internal Control Over Financial Reporting
There have been no changes during the fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 framework).
Based on management’s assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2022.
The Company’s independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting. That report immediately follows this report.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of SM Energy Company and subsidiaries
Opinion on Internal Control Over Financial Reporting
We have audited SM Energy Company and subsidiaries’ internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, SM Energy Company and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 23, 2023 expressed an unqualified opinion thereon.
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
February 23, 2023

ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
These disclosures are not applicable to the Company.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by this Item concerning the Company’s Directors, Executive Officers, and corporate governance is incorporated by reference to the information provided under the captions “Proposal 1 - Election of Directors,” “Information about our Executive Officers,” and “Corporate Governance” in the Company’s Definitive Proxy Statement on Schedule 14A for the 2023 annual meeting of stockholders, to be filed within 120 days from December 31, 2022.
The information required by this Item concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference to the information provided under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Definitive Proxy Statement on Schedule 14A for the 2023 annual meeting of stockholders, to be filed within 120 days from December 31, 2022.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference to the information provided under the captions “Executive Compensation Tables” and “Director Compensation” in the Company’s Definitive Proxy Statement on Schedule 14A for the 2023 annual meeting of stockholders, to be filed within 120 days from December 31, 2022.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item concerning security ownership of certain beneficial owners and management is incorporated by reference to the information provided under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Definitive Proxy Statement on Schedule 14A for the 2023 annual meeting of stockholders, to be filed within 120 days from December 31, 2022.
Securities Authorized for Issuance Under Equity Compensation Plans. The Company has equity compensation plans under which options and shares of the Company’s common stock are authorized for grant or issuance as compensation to eligible employees, consultants, and members of the Board of Directors. The Company’s stockholders have approved these plans. Please refer to Note 7 – Compensation Plans in Part II, Item 8 of this report for further information about the material terms of the Company’s equity compensation plans. The following table is a summary of the shares of common stock authorized for issuance under equity compensation plans as of December 31, 2022:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
Equity Incentive Compensation Plan (1)
Restricted stock units (2)	1,383,846	N/A
Performance share units (2)(3)	273,717	N/A
Total for Equity Incentive Compensation Plan	1,657,563	$—	3,786,016
Employee Stock Purchase Plan (4)	—	—	3,425,107
Equity compensation plans not approved by security holders	—	—	—
Total for all plans	1,657,563	$—	7,211,123
____________________________________________
(1)In May 2006, the stockholders approved the Equity Plan to authorize the issuance of restricted stock, restricted stock units, non-qualified stock options, incentive stock options, stock appreciation rights, performance shares, performance units, and stock-based awards to key employees, consultants, and members of the Board of Directors of the Company or any affiliate of the Company. The Company’s Board of Directors approved amendments to the Equity Plan in 2009, 2010, 2013, 2016, and 2018 and each amended plan was approved by stockholders at the respective annual stockholders’ meetings. The total number of shares of the Company’s common stock underlying awards granted in 2022, 2021, and 2020 under the Equity Plan were 832,257, 726,562, and 1,726,445, respectively.
(2)RSUs and PSUs do not have exercise prices associated with them, but rather a weighted-average per unit fair value, which is presented in order to provide additional information regarding the potential dilutive effect of the awards. The weighted-average grant date per unit fair value for the outstanding RSUs and PSUs was $22.41 and $26.67, respectively. Please refer to Note 7 – Compensation Plans in Part II, Item 8 of this report for additional discussion.
(3)The number of shares of common stock assumes a multiplier of one. The actual final number of shares of common stock to be issued will range from zero to two times the number of PSUs awarded depending on the three-year performance multiplier.
(4)Under the ESPP, eligible employees may purchase shares of the Company’s common stock through payroll deductions of up to 15 percent of their eligible compensation. The purchase price of the common stock is 85 percent of the lower of the trading price of the common stock on either the first or last day of the six-month offering period. The ESPP is intended to qualify under Section 423 of the IRC. The total number of shares of the Company’s common stock issued in 2022, 2021, and 2020 under the ESPP were 113,785, 313,773, and 464,757, respectively.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference to the information provided under the captions “Certain Relationships and Related Transactions” and “Corporate Governance” in the Company’s Definitive Proxy Statement on Schedule 14A for the 2023 annual meeting of stockholders, to be filed within 120 days from December 31, 2022.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference to the information provided under the captions “Independent Registered Public Accounting Firm” and “Audit Committee Pre-approval Policy and Procedures” in the Company’s Definitive Proxy Statement on Schedule 14A for the 2023 annual meeting of stockholders, to be filed within 120 days from December 31, 2022.

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

4.4
Third Supplemental Indenture, dated September 12, 2016 by and between SM Energy Company and U.S. Bank National Association, as trustee (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on September 12, 2016, and incorporated herein by reference)

4.5
Fourth Supplemental Indenture, dated as of August 20, 2018, by and between SM Energy Company and U.S. Bank National Association, as trustee (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on August 20, 2018, and incorporated herein by reference)

4.6
Warrant Agreement dated as of June 17, 2020, among SM Energy Company, Computershare Inc. and Computershare Trust Company, N.A., collectively as warrant agent (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on June 17, 2020, and incorporated herein by reference)

4.7
Fifth Supplemental Indenture, dated as of June 23, 2021, by and between SM Energy Company and U.S. Bank National Association, as trustee (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on June 23, 2021, and incorporated herein by reference)

4.8*	Description of Securities
10.1
Deed of Trust to Wachovia Bank, National Association, as Administrative Agent, dated effective as of April 14, 2009 (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on April 20, 2009, and incorporated herein by reference)

10.2
Supplement and Amendment to Deed of Trust, Mortgage, Line of Credit Mortgage, Assignment, Security Agreement, Fixture Filing and Financing Statement for the benefit of Wachovia Bank, National Association, as Administrative Agent, dated effective as of April 14, 2009 (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on April 20, 2009, and incorporated herein by reference)

10.3
Seventh Amended and Restated Credit Agreement dated as of August 2, 2022, among SM Energy Company, Wells Fargo Bank, National Association, as Administrative Agent and Swingline Lender, and the Lenders party thereto (filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, and incorporated herein by reference)

10.4††
Net Profits Interest Bonus Plan, As Amended by the Board of Directors on July 30, 2010 (filed as Exhibit 10.6 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 and incorporated herein by reference)

10.5†
Pension Plan for Employees of SM Energy Company as Amended and Restated as of January 1, 2010 (filed as Exhibit 10.30 to the registrant’s Annual Report on Form 10-K filed for the year ended December 31, 2010, and incorporated herein by reference)

10.6†
Amendment No. 1 to the Pension Plan for Employees of SM Energy Company amended as of January 1, 2011 (filed as Exhibit 10.41 to the registrant’s Annual Report on Form 10-K filed for the year ended December 31, 2011, and incorporated herein by reference)

10.7†
Amendment No. 2 to the Pension Plan for Employees of SM Energy Company amended as of January 1, 2012 (filed as Exhibit 10.42 to the registrant’s Annual Report on Form 10-K filed for the year ended December 31, 2011, and incorporated herein by reference)

10.8†
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

10.10†
SM Energy Company Non-Qualified Deferred Compensation Plan as of March 10, 2014 (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on January 24, 2014, and incorporated herein by reference)

10.11†
Cash Bonus Plan, As Amended and Restated as of February 1, 2014 (filed as Exhibit 10.41 to the registrant’s Annual Report on Form 10-K filed for the year ended December 31, 2013, and incorporated herein by reference)

10.12†	Section 162(m) Cash Bonus Plan, effective as of May 21, 2014 (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on May 28, 2014, and incorporated herein by reference)
10.13†
Performance Share Unit Award Agreement as of July 1, 2019 (filed as Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, and incorporated herein by reference)

10.14†
SM Energy Company Employee Stock Purchase Plan, amended and restated effective as of April 5, 2021 (filed as Annex A in the registrant’s Definitive Proxy Statement on Schedule 14A, filed on April 16, 2021, and incorporated herein by reference)

10.15†
Form of Non-Employee Director Restricted Stock Award Agreement as of May 27, 2010 (filed as Exhibit 10.5 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, and incorporated herein by reference)

10.16*†	Summary of Compensation Arrangements for Non-Employee Directors
10.17†	Change of Control Executive Severance Agreement (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on October 20, 2015, and incorporated herein by reference)
10.18†
Change of Control Severance Agreement dated December 18, 2022 between Lehman E. Newton, III and SM Energy Company. (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on December 21, 2022, and incorporated herein by reference)

10.19†
Change of Control Severance Agreement dated December 29, 2022 between David Copeland and SM Energy Company. (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on December 30, 2022, and incorporated herein by reference)

10.20†
Non-Competition and Non-Solicitation Agreement dated December 18, 2022 between Lehman E. Newton, III and SM Energy Company (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on December 21, 2022, and incorporated herein by reference)

10.21†
Non-Competition and Non-Solicitation Agreement dated December 29, 2022 between David Copeland and SM Energy Company (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on December 30, 2022, and incorporated herein by reference)

10.22†
SM Energy Company Equity Incentive Compensation Plan, amended and restated effective as of May 22, 2018 (filed as Annex A in the registrant’s Definitive Proxy Statement on Schedule 14A, filed on April 12, 2018, and incorporated herein by reference)

10.23***
Gathering and Natural Gas Services Agreement effective as of April 1, 2011 between SM Energy Company and ETC Texas Pipeline, Ltd. (filed as Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, and incorporated herein by reference)

10.24***
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

SM ENERGY COMPANY
(Registrant)

Date:	February 23, 2023	By:	/s/ HERBERT S. VOGEL
Herbert S. Vogel
President and Chief Executive Officer
(Principal Executive Officer)
GENERAL POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Herbert S. Vogel and A. Wade Pursell his or her true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, and each with full power to act alone, for the undersigned and in his or her name, place and stead, in any and all capacities, to sign any amendments to this Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ HERBERT S. VOGEL	President, Chief Executive Officer, and Director	February 23, 2023
Herbert S. Vogel	(Principal Executive Officer)

/s/ A. WADE PURSELL	Executive Vice President and Chief Financial Officer	February 23, 2023
A. Wade Pursell	(Principal Financial Officer)

/s/ PATRICK A. LYTLE	Vice President - Chief Accounting Officer and Controller	February 23, 2023
Patrick A. Lytle	(Principal Accounting Officer)

Signature	Title	Date

/s/ WILLIAM D. SULLIVAN	Chairman of the Board of Directors	February 23, 2023
William D. Sullivan

/s/ CARLA J. BAILO	Director	February 23, 2023
Carla J. Bailo

/s/ STEPHEN R. BRAND	Director	February 23, 2023
Stephen R. Brand

/s/ RAMIRO G. PERU	Director	February 23, 2023
Ramiro G. Peru

/s/ ANITA M. POWERS	Director	February 23, 2023
Anita M. Powers

/s/ JULIO M. QUINTANA	Director	February 23, 2023
Julio M. Quintana

/s/ ROSE M. ROBESON	Director	February 23, 2023
Rose M. Robeson