Form 10-Q
period 2023-06-30
SM Energy Co
filed 2023-08-03
CIK 893538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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
As of July 21, 2023, the registrant had 118,665,529 shares of common stock outstanding.

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
•our outlook on prices for future crude oil, natural gas, and natural gas liquids (also referred to throughout this report as “oil,” “gas,” and “NGLs,” respectively), well costs, service costs, production costs, and general and administrative costs, and the effects of inflation on each of these;
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
•our drilling and completion activities and other exploration and development activities, each of which could be affected by supply chain disruptions and inflation, our ability to obtain permits and governmental approvals, and plans by us, our joint development partners, and/or other third-party operators;
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SM ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share data)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$378,238	$444,998
Accounts receivable	217,794	233,297
Derivative assets	74,138	48,677
Prepaid expenses and other	8,815	10,231
Total current assets	678,985	737,203
Property and equipment (successful efforts method):
Proved oil and gas properties	10,824,717	10,258,368
Accumulated depletion, depreciation, and amortization	(6,494,068)	(6,188,147)
Unproved oil and gas properties, net of valuation allowance of $37,904 and $38,008, respectively	524,693	487,192
Wells in progress	332,609	287,267
Other property and equipment, net of accumulated depreciation of $58,203 and $56,512, respectively	43,276	38,099
Total property and equipment, net	5,231,227	4,882,779
Noncurrent assets:
Derivative assets	12,077	24,465
Other noncurrent assets	70,337	71,592
Total noncurrent assets	82,414	96,057
Total assets	$5,992,626	$5,716,039
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$530,459	$532,289
Derivative liabilities	22,210	56,181
Other current liabilities	11,319	10,114
Total current liabilities	563,988	598,584
Noncurrent liabilities:
Revolving credit facility	—	—
Senior Notes, net	1,573,772	1,572,210
Asset retirement obligations	113,999	108,233
Deferred income taxes	375,063	280,811
Derivative liabilities	5,894	1,142
Other noncurrent liabilities	61,443	69,601
Total noncurrent liabilities	2,130,171	2,031,997

Commitments and contingencies (note 6)

Stockholders’ equity:
Common stock, $0.01 par value - authorized: 200,000,000 shares; issued and outstanding: 118,112,105 and 121,931,676 shares, respectively	1,181	1,219
Additional paid-in capital	1,680,080	1,779,703
Retained earnings	1,621,202	1,308,558
Accumulated other comprehensive loss	(3,996)	(4,022)
Total stockholders’ equity	3,298,467	3,085,458
Total liabilities and stockholders’ equity	$5,992,626	$5,716,039
The accompanying notes are an integral part of these condensed consolidated financial statements.

SM ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Operating revenues and other income:
Oil, gas, and NGL production revenue	$546,555	$990,377	$1,117,333	$1,849,098
Other operating income	4,199	1,725	6,926	2,780
Total operating revenues and other income	550,754	992,102	1,124,259	1,851,878
Operating expenses:
Oil, gas, and NGL production expense	145,588	165,593	287,936	310,284
Depletion, depreciation, amortization, and asset retirement obligation liability accretion	157,832	154,823	312,021	314,304
Exploration	14,960	20,868	33,388	29,914
General and administrative	27,500	28,291	55,169	53,287
Net derivative (gain) loss	(11,674)	104,236	(63,003)	522,757
Other operating expense, net	7,197	5,485	17,350	6,790
Total operating expenses	341,403	479,296	642,861	1,237,336
Income from operations	209,351	512,806	481,398	614,542
Interest expense	(22,148)	(35,496)	(44,607)	(74,883)
Loss on extinguishment of debt	—	(67,226)	—	(67,605)
Other non-operating income (expense), net	4,763	112	9,233	(233)
Income before income taxes	191,966	410,196	446,024	471,821
Income tax expense	(42,092)	(86,711)	(97,598)	(99,572)
Net income	$149,874	$323,485	$348,426	$372,249

Basic weighted-average common shares outstanding	119,408	121,910	120,533	121,909
Diluted weighted-average common shares outstanding	120,074	124,343	121,175	124,267
Basic net income per common share	$1.26	$2.65	$2.89	$3.05
Diluted net income per common share	$1.25	$2.60	$2.88	$3.00
Dividends per common share	$0.15	$—	$0.30	$0.01
The accompanying notes are an integral part of these condensed consolidated financial statements.

SM ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$149,874	$323,485	$348,426	$372,249
Other comprehensive income, net of tax:
Pension liability adjustment	13	182	26	364
Total other comprehensive income, net of tax	13	182	26	364
Total comprehensive income	$149,887	$323,667	$348,452	$372,613
The accompanying notes are an integral part of these condensed consolidated financial statements.

SM ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except share data and dividends per share)

			Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Common Stock			Retained Earnings
	Shares	Amount
Balances, December 31, 2022	121,931,676	$1,219	$1,779,703	$1,308,558	$(4,022)	$3,085,458
Net income	—	—	—	198,552	—	198,552
Other comprehensive income	—	—	—	—	13	13
Cash dividends declared, $0.15 per share	—	—	—	(18,078)	—	(18,078)
Stock-based compensation expense	—	—	4,318	—	—	4,318
Purchase of shares under Stock Repurchase Program	(1,413,758)	(14)	(40,454)	—	—	(40,468)
Balances, March 31, 2023	120,517,918	$1,205	$1,743,567	$1,489,032	$(4,009)	$3,229,795
Net income	—	—	—	149,874	—	149,874
Other comprehensive income	—	—	—	—	13	13
Cash dividends declared, $0.15 per share	—	—	—	(17,704)	—	(17,704)
Issuance of common stock under Employee Stock Purchase Plan	68,210	1	1,815	—	—	1,816
Issuance of common stock upon vesting of RSUs, net of shares used for tax withholdings	774	—	(7)	—	—	(7)
Stock-based compensation expense	56,872	1	4,162	—	—	4,163
Purchase of shares under Stock Repurchase Program	(2,550,706)	(26)	(69,457)	—	—	(69,483)
Other	19,037	—	—	—	—	—
Balances, June 30, 2023	118,112,105	$1,181	$1,680,080	$1,621,202	$(3,996)	$3,298,467

			Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Common Stock			Retained Earnings
	Shares	Amount
Balances, December 31, 2021	121,862,248	$1,219	$1,840,228	$234,533	$(12,849)	$2,063,131
Net income	—	—	—	48,764	—	48,764
Other comprehensive income	—	—	—	—	182	182
Cash dividends declared, $0.01 per share	—	—	—	(1,218)	—	(1,218)
Issuance of common stock upon vesting of RSUs, net of shares used for tax withholdings	1,929	—	(24)	—	—	(24)
Stock-based compensation expense	—	—	4,274	—	—	4,274
Balances, March 31, 2022	121,864,177	$1,219	$1,844,478	$282,079	$(12,667)	$2,115,109
Net income	—	—	—	323,485	—	323,485
Other comprehensive income	—	—	—	—	182	182
Issuance of common stock under Employee Stock Purchase Plan	65,634	1	1,644	—	—	1,645
Stock-based compensation expense	29,471	—	4,479	—	—	4,479
Balances, June 30, 2022	121,959,282	$1,220	$1,850,601	$605,564	$(12,485)	$2,444,900
The accompanying notes are an integral part of these condensed consolidated financial statements.

SM ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	For the Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$348,426	$372,249
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation, amortization, and asset retirement obligation liability accretion	312,021	314,304
Stock-based compensation expense	8,481	8,753
Net derivative (gain) loss	(63,003)	522,757
Derivative settlement gain (loss)	20,712	(408,781)
Amortization of debt discount and deferred financing costs	2,743	7,607
Loss on extinguishment of debt	—	67,605
Deferred income taxes	94,246	92,948
Other, net	(4,305)	16,967
Net change in working capital	(4,436)	(109,748)
Net cash provided by operating activities	714,885	884,661

Cash flows from investing activities:
Capital expenditures	(550,046)	(365,745)
Acquisition of proved and unproved oil and gas properties	(88,834)	—
Other, net	657	—
Net cash used in investing activities	(638,223)	(365,745)

Cash flows from financing activities:
Cash paid to repurchase Senior Notes	—	(584,946)
Repurchase of common stock	(108,863)	—
Net proceeds from sale of common stock	1,815	1,645
Dividends paid	(36,367)	(1,218)
Other, net	(7)	(24)
Net cash used in financing activities	(143,422)	(584,543)

Net change in cash, cash equivalents, and restricted cash	(66,760)	(65,627)
Cash, cash equivalents, and restricted cash at beginning of period	444,998	332,716
Cash, cash equivalents, and restricted cash at end of period	$378,238	$267,089

Supplemental schedule of additional cash flow information and non-cash activities:
Operating activities:
Cash paid for interest, net of capitalized interest	$(42,680)	$(90,875)
Net cash paid for income taxes	$(6,137)	$(10,502)
Investing activities:
Increase in capital expenditure accruals and other	$24,220	$37,780
Non-cash financing activities (1)
_______________________________________
(1)    Please refer to Note 5 - Long-Term Debt for discussion of the debt transactions executed during the six months ended June 30, 2022.
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Quarterly Report on Form 10-Q, and Regulation S-X. These financial statements do not include all information and notes required by GAAP for annual financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the 2022 Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation of interim financial information, have been included. Operating results for the periods presented are not necessarily indicative of expected results for the full year. In connection with the preparation of the Company’s unaudited condensed consolidated financial statements, the Company evaluated events subsequent to the balance sheet date of June 30, 2023, and through the filing of this report. Additionally, certain prior period amounts have been reclassified to conform to current period presentation in the accompanying unaudited condensed consolidated financial statements.
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
Recently Issued Accounting Standards
As of June 30, 2023, and through the filing of this report, no new accounting standards have been issued and not yet adopted that are applicable to the Company and that would have a material effect on the Company’s unaudited condensed consolidated financial statements and related disclosures.
Note 2 - Revenue from Contracts with Customers
The Company recognizes its share of revenue from the sale of produced oil, gas, and NGLs from its Midland Basin and South Texas assets. Oil, gas, and NGL production revenue presented within the accompanying unaudited condensed consolidated statements of operations (“accompanying statements of operations”) reflects revenue generated from contracts with customers.
The tables below present oil, gas, and NGL production revenue by product type for each of the Company’s operating areas for the three and six months ended June 30, 2023, and 2022:

	Midland Basin		South Texas		Total
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2023	2022	2023	2022	2023	2022

	(in thousands)
Oil production revenue	$302,874	$534,927	$120,519	$132,092	$423,393	$667,019
Gas production revenue	36,800	137,543	32,927	103,784	69,727	241,327
NGL production revenue	211	130	53,224	81,901	53,435	82,031
Total	$339,885	$672,600	$206,670	$317,777	$546,555	$990,377
Relative percentage	62%	68%	38%	32%	100%	100%

	Midland Basin		South Texas		Total
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022	2023	2022

	(in thousands)
Oil production revenue	$623,009	$1,028,822	$221,222	$245,499	$844,231	$1,274,321
Gas production revenue	86,589	239,816	76,869	171,560	163,458	411,376
NGL production revenue	388	282	109,256	163,119	109,644	163,401
Total	$709,986	$1,268,920	$407,347	$580,178	$1,117,333	$1,849,098
Relative percentage	64%	69%	36%	31%	100%	100%
The Company recognizes oil, gas, and NGL production revenue at the point in time when custody and title (“control”) of the product transfers to the purchaser, which differs depending on the applicable contractual terms. Transfer of control drives the presentation of transportation, gathering, processing, and other post-production expenses (“fees and other deductions”) within the accompanying statements of operations. Fees and other deductions incurred by the Company prior to transfer of control are recorded within the oil, gas, and NGL production expense line item on the accompanying statements of operations. When control is transferred at or near the wellhead, sales are based on a wellhead market price that is affected by fees and other deductions incurred by the purchaser subsequent to the transfer of control.
Revenue is recorded in the month when performance obligations are satisfied. However, settlement statements from the purchasers of hydrocarbons and the related cash consideration are received 30 to 90 days after production has occurred. As a result, the Company must estimate the amount of production delivered to the customer and the consideration that will ultimately be received for sale of the product. Estimated revenue due to the Company is recorded within the accounts receivable line item on the accompanying unaudited condensed consolidated balance sheets (“accompanying balance sheets”) until payment is received. The accounts receivable balances from contracts with customers within the accompanying balance sheets as of June 30, 2023, and December 31, 2022, were $162.5 million and $184.5 million, respectively. To estimate accounts receivable from contracts with customers, the Company uses knowledge of its properties, historical performance, contractual arrangements, index pricing, quality and transportation differentials, and other factors as the basis for these estimates. Differences between estimates and actual amounts received for product sales are recorded in the month that payment is received from the purchaser. The time period between production and satisfaction of performance obligations is generally less than one day, therefore there are no material unsatisfied or partially unsatisfied performance obligations at the end of the reporting period.
Please refer to Note 1 - Summary of Significant Accounting Policies and Note 2 - Revenue from Contracts with Customers in the 2022 Form 10-K for more information regarding the Company’s revenue recognition policy and the types of contracts under which oil, gas, and NGL production revenue is generated.
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
During the three and six months ended June 30, 2023, the Company repurchased and subsequently retired 2,550,706 and 3,964,464 shares, respectively, of its common stock at a weighted-average share price of $26.95 and $27.44, respectively, for a total cost of $68.7 million and $108.8 million, respectively, excluding excise taxes, commissions, and fees. As of June 30, 2023, $334.0 million remained available for repurchases of the Company’s outstanding common stock under the Stock Repurchase Program.

Note 4 - Income Taxes
The provision for income taxes for the three and six months ended June 30, 2023, and 2022, consists of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

	(in thousands)
Current portion of income tax (expense) benefit:
Federal	$2,189	$(3,664)	$(2,809)	$(4,273)
State	(3)	(2,047)	(543)	(2,351)
Deferred portion of income tax expense	(44,278)	(81,000)	(94,246)	(92,948)
Income tax expense	$(42,092)	$(86,711)	$(97,598)	$(99,572)

Effective tax rate	21.9%	21.1%	21.9%	21.1%
Recorded income tax expense or benefit differs from the amount that would be provided by applying the statutory United States federal income tax rate to income or loss before income taxes. These differences primarily relate to the effect of state income taxes, excess tax benefits and deficiencies from stock-based compensation awards, tax deduction limitations on the compensation of covered individuals, changes in valuation allowances, the cumulative effect of other smaller permanent differences, and can also reflect the cumulative effect of an enacted tax rate change, in the period of enactment, on the Company’s net deferred tax asset and liability balances. The quarterly effective tax rate and the resulting income tax expense or benefit can also be affected by the proportional effects of forecast net income or loss and the correlative effect on the valuation allowance for each of the periods presented in the table above.
The Company commissioned a multi-year research and development (“R&D”) credit study in 2022, which is expected to be completed in late 2023, and is expected to favorably impact the Company’s effective tax rate and future tax obligations when the results are recorded. The Company’s policy is to not record an R&D credit until it is claimed on a filed tax return, which has not occurred as of the filing of this report.
The Company made $6.1 million of cash tax payments during the second quarter of 2023, primarily related to Texas franchise taxes.
For all years before 2019, the Company is generally no longer subject to United States federal or state income tax examinations by tax authorities.
Note 5 - Long-Term Debt
Credit Agreement
The Company’s Credit Agreement provides for a senior secured revolving credit facility with a maximum loan amount of $3.0 billion. As of June 30, 2023, the borrowing base and aggregate lender commitments under the Credit Agreement were $2.5 billion and $1.25 billion, respectively. The next scheduled borrowing base redetermination date is October 1, 2023. The Credit Agreement is scheduled to mature on the earlier of (a) August 2, 2027 (“Stated Maturity Date”), or (b) 91 days prior to the maturity date of any of the Company’s outstanding Senior Notes, as defined below, to the extent that, on or before such date, the respective Senior Notes have not been repaid, exchanged, repurchased, refinanced, or otherwise redeemed in full, and, if refinanced or exchanged, with a scheduled maturity date that is not earlier than at least 180 days after the Stated Maturity Date.
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

The following table presents the outstanding balance, total amount of letters of credit outstanding, and available borrowing capacity under the Credit Agreement as of July 21, 2023, June 30, 2023, and December 31, 2022:

	As of July 21, 2023	As of June 30, 2023	As of December 31, 2022

	(in thousands)
Revolving credit facility (1)	$—	$—	$—
Letters of credit (2)	2,500	2,500	6,000
Available borrowing capacity	1,247,500	1,247,500	1,244,000
Total aggregate lender commitment amount	$1,250,000	$1,250,000	$1,250,000
____________________________________________
(1)    Unamortized deferred financing costs attributable to the revolving credit facility are presented as a component of the other noncurrent assets line item on the accompanying balance sheets and totaled $9.6 million and $10.8 million as of June 30, 2023, and December 31, 2022, respectively. These costs are being amortized over the term of the revolving credit facility on a straight-line basis.
(2)    Letters of credit outstanding reduce the amount available under the revolving credit facility on a dollar-for-dollar basis.
Senior Notes
The Company’s Senior Notes, net line item on the accompanying balance sheets as of June 30, 2023, and December 31, 2022, consists of the following (collectively referred to as “Senior Notes”):

	As of June 30, 2023			As of December 31, 2022
	Principal Amount	Unamortized Deferred Financing Costs	Principal Amount, Net	Principal Amount	Unamortized Deferred Financing Costs	Principal Amount, Net

	(in thousands)
5.625% Senior Notes due 2025	$349,118	$1,211	$347,907	$349,118	$1,528	$347,590
6.75% Senior Notes due 2026	419,235	2,219	417,016	419,235	2,569	416,666
6.625% Senior Notes due 2027	416,791	2,784	414,007	416,791	3,172	413,619
6.5% Senior Notes due 2028	400,000	5,158	394,842	400,000	5,665	394,335
Total	$1,585,144	$11,372	$1,573,772	$1,585,144	$12,934	$1,572,210
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
Please refer to Note 5 - Long-Term Debt in the 2022 Form 10-K for additional detail on the Company’s Senior Notes.
Senior Secured Notes
On June 17, 2022, the Company redeemed all of the $446.7 million of aggregate principal amount outstanding of its 10.0% Senior Secured Notes due 2025 (“2025 Senior Secured Notes”), with cash on hand, at a redemption price equal to 107.5 percent of the principal amount outstanding on the date of the redemption, plus accrued and unpaid interest. Upon redemption, the Company recorded a net loss on extinguishment of debt of $67.2 million which included $33.5 million of premium paid, $26.3 million of accelerated expense recognition of the remaining unamortized debt discount, and $7.4 million of accelerated expense recognition of the remaining unamortized deferred financing costs. The Company canceled all redeemed 2025 Senior Secured Notes upon settlement.
Covenants
The Company is subject to certain financial and non-financial covenants under the Credit Agreement and the indentures governing the Senior Notes that, among other terms, limit the Company’s ability to incur additional indebtedness, make restricted payments including dividends, sell assets, create liens that secure debt, enter into transactions with affiliates, and merge or consolidate with other entities. The Company was in compliance with all financial and non-financial covenants as of June 30, 2023, and through the filing of this report. Please refer to Note 5 - Long-Term Debt in the 2022 Form 10-K for additional detail on the Company’s covenants under the Credit Agreement and indentures governing the Senior Notes.
Capitalized Interest
Capitalized interest costs for the three months ended June 30, 2023, and 2022, totaled $5.9 million and $4.2 million, respectively, and totaled $11.4 million and $7.2 million for the six months ended June 30, 2023, and 2022, respectively. The amount of interest the Company capitalizes generally fluctuates based on the amount borrowed, the Company’s capital program, and the timing and amount of costs associated with capital projects that are considered in progress. Capitalized interest costs are included in total costs incurred.
Note 6 - Commitments and Contingencies
Commitments
Other than those items discussed below, there have been no changes in commitments through the filing of this report that differ materially from those disclosed in the 2022 Form 10-K. Please refer to Note 6 - Commitments and Contingencies in the 2022 Form 10-K for additional discussion of the Company’s commitments.
Drilling Rig Service Contracts. During the six months ended June 30, 2023, and through the filing of this report, the Company amended certain of its drilling rig contracts to extend contract terms, which resulted in changes to day rates and potential early termination fees. As of the filing of this report, the Company’s drilling rig commitments totaled $27.0 million under contract terms extending through the third quarter of 2024. If all of these contracts were terminated as of the filing of this report, the Company would avoid a portion of the contractual service commitments; however, the Company would be required to pay $18.7 million in early termination fees. No early termination penalties or standby fees were incurred by the Company during the six months ended June 30, 2023, and the Company does not expect to incur material penalties with regard to its drilling rig contracts during the remainder of 2023.
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
Note 7 - Derivative Financial Instruments
Summary of Oil, Gas, and NGL Derivative Contracts in Place
The Company regularly enters into commodity derivative contracts to mitigate a portion of its exposure to oil, gas, and NGL price volatility and location differentials, and the associated effect on cash flows. All commodity derivative contracts that the Company enters into are for other-than-trading purposes. The Company’s commodity derivative contracts consist of price swap and collar arrangements for oil and gas production, and price swap arrangements for NGL production. In a typical commodity swap agreement, if the agreed upon published third-party index price (“index price”) is lower than the swap price, the Company receives the difference between the index price and the agreed upon swap price. If the index price is higher than the swap price, the Company pays the difference. For collar arrangements, the Company receives the difference between an agreed upon index price and the floor price if the index price is below the floor price. The Company pays the difference between the agreed upon ceiling price and the index price if the index price is above the ceiling price. No amounts are paid or received if the index price is between the floor and ceiling prices.
The Company has entered into fixed price oil and gas basis swaps in order to mitigate exposure to adverse pricing differentials between certain industry benchmark prices and the actual physical pricing points where the Company’s production is sold. As of June 30, 2023, the Company had basis swap contracts with fixed price differentials between:
•NYMEX WTI and Argus WTI Midland (“WTI Midland”) for a portion of its Midland Basin oil production with sales contracts that settle at WTI Midland prices;
•NYMEX WTI and Argus WTI Houston Magellan East Houston Terminal (“WTI Houston MEH”) for a portion of its South Texas oil production with sales contracts that settle at WTI Houston MEH prices;
•NYMEX Henry Hub (“NYMEX HH”) and Inside FERC Houston Ship Channel (“IF HSC”) for a portion of its South Texas gas production with sales contracts that settle at IF HSC prices; and
•NYMEX HH and Inside FERC West Texas (“IF Waha”) for a portion of its Midland Basin gas production with sales contracts that settle at IF Waha prices.

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

As of June 30, 2023, the Company had commodity derivative contracts outstanding through the fourth quarter of 2025 as summarized in the table below:

	Contract Period
	Third Quarter 2023	Fourth Quarter 2023	2024	2025
Oil Derivatives (volumes in MBbl and prices in $ per Bbl):
Swaps
NYMEX WTI Volumes	607	837	—	—
Weighted-Average Contract Price	$59.77	$65.91	$—	$—
ICE Brent Volumes	920	920	910	—
Weighted-Average Contract Price	$86.50	$86.50	$85.50	$—
Collars
NYMEX WTI Volumes	291	—	919	—
Weighted-Average Floor Price	$75.00	$—	$75.00	$—
Weighted-Average Ceiling Price	$93.05	$—	$81.47	$—
Basis Swaps
WTI Midland-NYMEX WTI Volumes	1,414	1,294	2,961	—
Weighted-Average Contract Price	$0.88	$0.88	$1.17	$—
WTI Houston MEH-NYMEX WTI Volumes	361	296	877	—
Weighted-Average Contract Price	$1.59	$1.53	$1.85	$—
Roll Differential Swaps
NYMEX WTI Volumes	1,304	1,201	2,188	—
Weighted-Average Contract Price	$0.64	$0.62	$0.42	$—

Gas Derivatives (volumes in BBtu and prices in $ per MMBtu):
Swaps
NYMEX HH Volumes	1,470	—	2,759	5,891
Weighted-Average Contract Price	$5.11	$—	$3.27	$4.20
Collars
NYMEX HH Volumes	6,194	8,362	22,342	5,891
Weighted-Average Floor Price	$3.75	$3.90	$3.61	$3.50
Weighted-Average Ceiling Price	$4.62	$5.70	$5.76	$5.32
IF HSC Volumes	1,389	1,451	—	—
Weighted-Average Floor Price	$4.25	$4.25	$—	$—
Weighted-Average Ceiling Price	$4.95	$5.55	$—	$—
Basis Swaps
IF Waha-NYMEX HH Volumes	3,505	2,337	20,958	20,501
Weighted-Average Contract Price	$(0.95)	$(1.01)	$(0.86)	$(0.66)
IF HSC-NYMEX HH Volumes	1,813	2,008	10,208	—
Weighted-Average Contract Price	$(0.25)	$(0.25)	$(0.33)	$—

NGL Derivatives (volumes in MBbl and prices in $ per Bbl):
Swaps
OPIS Propane Mont Belvieu Non-TET Volumes	181	187	—	—
Weighted-Average Contract Price	$36.67	$36.66	$—	$—

Commodity Derivative Contracts Entered Into Subsequent to June 30, 2023
Subsequent to June 30, 2023, and through July 21, 2023, the Company entered into the following commodity derivative contracts:
•NYMEX WTI oil collar contracts for the first and second quarters of 2024 for a total of 0.6 MMBbl of oil production at a weighted-average floor price of $62.38 per Bbl and a weighted-average ceiling price of $76.51 per Bbl;
•WTI Midland-NYMEX WTI basis swap contracts for 2024 for a total of 0.9 MMBbl of oil production at a contract price of $1.35 per Bbl;
•WTI Houston MEH-NYMEX WTI basis swap contract for 2024 for a total of 0.3 MMBbl of oil production at a contract price of $1.75 per Bbl; and
•IF HSC-NYMEX HH basis swap contracts for 2024 for a total of 4,780 BBtu of gas production at a weighted-average contract price of $(0.15) per MMBtu.
Derivative Assets and Liabilities Fair Value
The Company’s commodity derivatives are measured at fair value and are included in the accompanying balance sheets as derivative assets and liabilities, with the exception of derivative instruments that meet the “normal purchase normal sale” exclusion. The Company does not designate its commodity derivative contracts as hedging instruments. The fair value of the commodity derivative contracts was a net asset of $58.1 million and $15.8 million as of June 30, 2023, and December 31, 2022, respectively.
The following table details the fair value of commodity derivative contracts recorded in the accompanying balance sheets, by category:

	As of June 30, 2023	As of December 31, 2022

	(in thousands)
Derivative assets:
Current assets	$74,138	$48,677
Noncurrent assets	12,077	24,465
Total derivative assets	$86,215	$73,142
Derivative liabilities:
Current liabilities	$22,210	$56,181
Noncurrent liabilities	5,894	1,142
Total derivative liabilities	$28,104	$57,323
Offsetting of Derivative Assets and Liabilities
As of June 30, 2023, and December 31, 2022, all derivative instruments held by the Company were subject to master netting arrangements with various financial institutions. In general, the terms of the Company’s agreements provide for offsetting of amounts payable or receivable between it and the counterparty, at the election of both parties, for transactions that settle on the same date and in the same currency. The Company’s agreements also provide that in the event of an early termination, the counterparties have the right to offset amounts owed or owing under that and any other agreement with the same counterparty. The Company’s accounting policy is to not offset these positions in its accompanying balance sheets.
The following table provides a reconciliation between the gross assets and liabilities reflected on the accompanying balance sheets and the potential effects of master netting arrangements on the fair value of the Company’s commodity derivative contracts:

	Derivative Assets as of		Derivative Liabilities as of
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022

	(in thousands)
Gross amounts presented in the accompanying balance sheets	$86,215	$73,142	$(28,104)	$(57,323)
Amounts not offset in the accompanying balance sheets	(24,835)	(26,136)	24,835	26,136
Net amounts	$61,380	$47,006	$(3,269)	$(31,187)

The following table summarizes the commodity components of the derivative settlement (gain) loss, and the net derivative (gain) loss line items presented within the accompanying unaudited condensed consolidated statements of cash flows (“accompanying statements of cash flows”) and the accompanying statements of operations, respectively:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

	(in thousands)
Derivative settlement (gain) loss:
Oil contracts	$472	$179,213	$6,698	$308,381
Gas contracts	(14,550)	53,337	(25,852)	80,388
NGL contracts	(1,558)	8,048	(1,558)	20,012
Total derivative settlement (gain) loss	$(15,636)	$240,598	$(20,712)	$408,781

Net derivative (gain) loss:
Oil contracts	$(17,518)	$100,273	$(46,685)	$415,323
Gas contracts	10,560	8,548	(10,218)	94,723
NGL contracts	(4,716)	(4,585)	(6,100)	12,711
Total net derivative (gain) loss	$(11,674)	$104,236	$(63,003)	$522,757
Credit Related Contingent Features
As of June 30, 2023, all of the Company’s derivative counterparties were members of the Credit Agreement lender group. The Company does not enter into derivative contracts with counterparties that are not part of the lender group. Under the Credit Agreement, the Company is required to provide mortgage liens on assets having a value equal to at least 85 percent of the total PV-9, as defined in the Credit Agreement, of the Company’s proved oil and gas properties evaluated in the most recent reserve report. Collateral securing indebtedness under the Credit Agreement also secures the Company’s derivative agreement obligations.
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

	As of June 30, 2023			As of December 31, 2022
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

	(in thousands)
Assets:
Derivatives (1)	$—	$86,215	$—	$—	$73,142	$—
Liabilities:
Derivatives (1)	$—	$28,104	$—	$—	$57,323	$—
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
Long-Term Debt
The following table reflects the fair value of the Company’s Senior Notes obligations measured using Level 1 inputs based on quoted secondary market trading prices. These notes were not presented at fair value on the accompanying balance sheets as of June 30, 2023, or December 31, 2022, as they were recorded at carrying value, net of any unamortized deferred financing costs. Please refer to Note 5 - Long-Term Debt above for additional information.

	As of June 30, 2023		As of December 31, 2022
	Principal Amount	Fair Value	Principal Amount	Fair Value

	(in thousands)
5.625% Senior Notes due 2025	$349,118	$341,560	$349,118	$337,821
6.75% Senior Notes due 2026	$419,235	$411,332	$419,235	$409,484
6.625% Senior Notes due 2027	$416,791	$408,259	$416,791	$402,120
6.5% Senior Notes due 2028	$400,000	$384,584	$400,000	$384,520
Note 9 - Earnings Per Share
Basic net income or loss per common share is calculated by dividing net income or loss available to common stockholders by the basic weighted-average number of common shares outstanding for the respective period. Diluted net income or loss per common share is calculated by dividing net income or loss available to common stockholders by the diluted weighted-average number of common shares outstanding, which includes the effect of potentially dilutive securities. Potentially dilutive securities for this calculation consist primarily of non-vested restricted stock units (“RSU” or “RSUs”) and contingent performance share units (“PSU” or “PSUs”), which were measured using the treasury stock method. Please refer to Note 10 - Compensation Plans in this report and Note 9 - Earnings Per Share in the 2022 Form 10-K for additional detail on these potentially dilutive securities.
The following table sets forth the calculations of basic and diluted net income per common share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

	(in thousands, except per share data)
Net income	$149,874	$323,485	$348,426	$372,249

Basic weighted-average common shares outstanding	119,408	121,910	120,533	121,909
Dilutive effect of non-vested RSUs, contingent PSUs, and other	666	2,433	642	2,358
Diluted weighted-average common shares outstanding	120,074	124,343	121,175	124,267

Basic net income per common share	$1.26	$2.65	$2.89	$3.05
Diluted net income per common share	$1.25	$2.60	$2.88	$3.00

Note 10 - Compensation Plans
The Company may grant various types of both short-term and long-term incentive-based awards under its compensation plans, such as cash awards, performance-based cash awards, and equity awards to eligible employees. Additionally, the Company grants stock-based compensation to its Board of Directors and provides an employee stock purchase plan. As of June 30, 2023, approximately 3.7 million shares of common stock were available for grant under the Company’s Equity Incentive Compensation Plan (“Equity Plan”).
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
For PSUs granted in 2022 and 2023, which the Company determined to be equity awards, settlement will be determined based on a combination of the following criteria measured over the three-year performance period: the Company’s Total Shareholder Return (“TSR”) relative to the TSR of certain peer companies, the Company’s absolute TSR, free cash flow (“FCF”) generation, and the achievement of certain ESG targets, in each case as defined by the award agreement. The Company initially records compensation expense associated with the issuance of PSUs based on the fair value of the awards as of the grant date. As a portion of these awards depends on performance-based settlement criteria, compensation expense may be adjusted in future periods as the expected number of shares of the Company’s common stock issued to settle the units increases or decreases based on the Company’s expected FCF generation and achievement of certain ESG targets.
Compensation expense for PSUs is recognized within general and administrative expense and exploration expense over the vesting periods of the respective awards. Total compensation expense recorded for PSUs was $0.2 million and $0.7 million for the three months ended June 30, 2023, and 2022, respectively, and $0.8 million and $1.4 million for the six months ended June 30, 2023, and 2022, respectively. As of June 30, 2023, there was $4.1 million of total unrecognized compensation expense related to non-vested PSUs, which is being amortized through mid-2025. There were no material changes to the outstanding and non-vested PSUs during the six months ended June 30, 2023.
Subsequent to June 30, 2023, the Company granted a total of 256,633 PSUs with a grant date fair value of $7.7 million.
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
The Company records compensation expense associated with the issuance of RSUs based on the fair value of the awards as of the date of grant. The fair value of an RSU is equal to the closing price of the Company’s common stock on the date of the grant. Compensation expense for RSUs is recognized within general and administrative expense and exploration expense over the vesting periods of the respective awards. Total compensation expense recorded for RSUs was $3.4 million and $3.2 million for the three months ended June 30, 2023, and 2022, respectively, and $6.7 million and $6.5 million for the six months ended June 30, 2023, and 2022, respectively. As of June 30, 2023, there was $17.4 million of total unrecognized compensation expense related to non-vested RSUs, which is being amortized through January 2026. There were no material changes to the outstanding and non-vested RSUs during the six months ended June 30, 2023.
Subsequent to June 30, 2023, the Company settled RSUs upon the vesting of awards granted in previous years. The Company and a majority of eligible recipients mutually agreed to net share settle a portion of the awards to cover income and payroll tax withholdings, as provided for in the Equity Plan and applicable award agreements. After withholding 248,963 shares to satisfy income and payroll tax withholding obligations, the Company issued 553,442 shares of common stock in accordance with the terms of the applicable award agreements. Additionally, the Company granted to employees a total of 591,361 RSUs with a grant date fair value of $18.7 million.
Director Shares
During the second quarters of 2023, and 2022, the Company issued a total of 56,872 and 29,471 shares, respectively, of its common stock as compensation to its non-employee directors under the Equity Plan. Shares issued during 2023 will fully vest on December 31, 2023, and shares issued during 2022 fully vested on December 31, 2022.

Employee Stock Purchase Plan
Under the Company’s Employee Stock Purchase Plan (“ESPP”), eligible employees may purchase shares of the Company’s common stock through payroll deductions of up to 15 percent of eligible compensation, subject to a maximum of 2,500 shares per offering period and a maximum of $25,000 in value related to purchases for each calendar year. The purchase price of the common stock is 85 percent of the lower of the trading price of the common stock on either the first or last day of the six-month offering period. The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. There were a total of 68,210 and 65,634 shares issued under the ESPP during the second quarters of 2023, and 2022, respectively. Total proceeds to the Company for the issuance of these shares was $1.8 million and $1.6 million for the six months ended June 30, 2023, and 2022, respectively. The fair value of ESPP grants is measured at the date of grant using the Black-Scholes option-pricing model.
Please refer to Note 7 - Compensation Plans in the 2022 Form 10-K for additional detail on the Company’s compensation plans.
Note 11 - Acquisitions
Acquisitions
On June 30, 2023, the Company acquired approximately 20,000 net acres of oil and gas properties located in Dawson and northern Martin Counties, Texas. Total consideration paid after purchase price adjustments was $88.8 million. Under authoritative accounting guidance, this transaction was considered to be an asset acquisition. Therefore, the properties were recorded based on the total consideration paid after purchase price adjustments and the transaction costs were capitalized as a component of the cost of the assets acquired.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion includes forward-looking statements. Please refer to the Cautionary Information about Forward-Looking Statements section of this report for important information about these types of statements. Additionally, the following discussion includes sequential quarterly comparison to the financial information presented in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed with the Securities and Exchange Commission (“SEC”) on April 28, 2023. Throughout the following discussion, we explain changes between the three months ended June 30, 2023, and the three months ended March 31, 2023 (“sequential quarterly” or “sequentially”), as well as the year-to-date (“YTD”) change between the six months ended June 30, 2023, and the six months ended June 30, 2022 (“YTD 2023-over-YTD 2022”).
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
Our asset portfolio is comprised of high-quality assets in the Midland Basin of West Texas and in the Maverick Basin of South Texas that are capable of generating strong returns in the current macroeconomic environment, and present resilience to commodity price risk and volatility. We remain focused on maximizing returns and increasing the value of our top-tier assets through disciplined capital spending, strategic acreage acquisitions, and continued development and optimization of our existing assets. We believe that our high-quality asset base provides for a sustainable approach to prioritizing operational execution, maintaining a strong balance sheet, generating cash flows, returning capital to stockholders, and maintaining strong financial flexibility.
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
While the United States inflation rate has decreased since the beginning of the year and the average rate of inflation in 2023 is lower than it was in 2022, global commodity and financial markets remain subject to heightened levels of uncertainty and volatility. Tightening of monetary policy by the United States Federal Reserve, recent oil production curtailment agreements among the Organization of the Petroleum Exporting Countries (“OPEC”) plus other non-OPEC oil producing countries (collectively referred to as “OPEC+”), and the ongoing conflict between Russia and Ukraine and associated economic and trade sanctions have driven commodity price volatility, contributed to instances of supply chain disruptions and a rise in interest rates, and could have further industry-specific impacts that may require us to adjust our business plan. For additional detail, please refer to the Risk Factors section in Part I, Item 1A of our 2022 Form 10-K. Despite continuing uncertainty, we expect to maximize the value of our high-quality asset base and sustain strong operational performance and financial stability. We remain focused on returning capital to stockholders through cash flow generation.
Areas of Operations
Our Midland Basin assets are comprised of approximately 110,000 net acres located in the Permian Basin in West Texas (“Midland Basin”). In the second quarter of 2023, drilling and completion activities within our RockStar and Sweetie Peck positions continued to focus primarily on development optimization of our Midland Basin position. Our Midland Basin position provides substantial future development opportunities within multiple oil-rich intervals, including the Spraberry and Wolfcamp formations.
Our South Texas assets are comprised of approximately 155,000 net acres located in the Maverick Basin in Dimmit and Webb Counties, Texas (“South Texas”). In the second quarter of 2023, we focused our operations in South Texas on production from both the Austin Chalk formation and Eagle Ford shale formation, development of the Eagle Ford shale formation, and development and further delineation of the Austin Chalk formation. Our overlapping acreage position in the Maverick Basin covers a significant portion of the western Eagle Ford shale and Austin Chalk formations, and includes acreage across the oil, gas-condensate, and dry gas windows with gas composition amenable to processing for NGL extraction.

Second Quarter 2023 Overview and Outlook for the Remainder of 2023
During the second quarter of 2023, we continued to execute on our goal of sustainably returning capital to our stockholders through our Stock Repurchase Program and fixed quarterly dividend by repurchasing and subsequently retiring approximately 2.6 million shares of our outstanding common stock at a cost of $68.7 million, excluding excise taxes, commissions, and fees, and declaring quarterly dividends of $0.15 per share totaling $17.7 million. Please refer to Note 3 - Equity in Part I, Item 1 of this report for additional discussion of our Stock Repurchase Program.
Additionally, during the second quarter of 2023, we acquired approximately 20,000 net acres of oil and gas properties in the Midland Basin, and an additional 2,800 net acres through our continued leasing efforts, demonstrating our repeated success in extending inventory life and maintaining a strong balance sheet. Please refer to Note 11 - Acquisitions in Part I, Item 1 of this report for additional discussion.
Our total 2023 capital program, excluding acquisitions and leasing efforts, is expected to be approximately $1.05 billion. This reflects a decrease of $50.0 million, as compared to our original expectation, primarily as a result of lower-than-expected costs. Our capital program remains focused on our highly economic oil development projects in both our Midland Basin and South Texas assets. During 2023, we expect to repeat our track record of inventory replacement and growth, and to continue applying our strength in geosciences and development optimization. Please refer to Overview of Liquidity and Capital Resources below for discussion of how we expect to fund the remainder of our 2023 capital program.
Financial and Operational Results. Average net daily equivalent production for the three months ended June 30, 2023, increased five percent sequentially to 154.4 MBOE, consisting of a 12 percent increase from our South Texas assets driven by higher oil, gas, and NGL production volumes from both new and existing wells. This increase was slightly offset by a one percent decrease from our Midland Basin assets resulting from the timing of well completions.
Oil, gas, and NGL realized prices, before the effect of derivative settlements (“realized price” or “realized prices”), decreased sequentially by three percent, 29 percent, and 21 percent, respectively, as a result of decreases in benchmark commodity prices during the second quarter of 2023. Total realized price per BOE decreased 10 percent sequentially, resulting in a four percent decrease in oil, gas, and NGL production revenue, which was $546.6 million for the three months ended June 30, 2023, compared with $570.8 million for the three months ended March 31, 2023. Oil, gas, and NGL production expense of $10.36 per BOE for the three months ended June 30, 2023, decreased four percent sequentially, primarily as a result of decreases in production tax expense per BOE and lease operating expense (“LOE”) per BOE.
We recorded net derivative gains of $11.7 million and $51.3 million for the three months ended June 30, 2023, and March 31, 2023, respectively. Included within these amounts are derivative settlement gains of $15.6 million and $5.1 million for the three months ended June 30, 2023, and March 31, 2023, respectively.
Operational and financial activities during the three months ended June 30, 2023, resulted in the following:
•Net cash provided by operating activities of $383.3 million, compared with $331.6 million for the three months ended March 31, 2023.
•Net income of $149.9 million, or $1.25 per diluted share, compared with net income of $198.6 million, or $1.62 per diluted share, for the three months ended March 31, 2023.
•Adjusted EBITDAX, a non-GAAP financial measure, of $390.2 million, compared with $401.4 million for the three months ended March 31, 2023. Please refer to the caption Non-GAAP Financial Measures below for additional discussion and our definition of adjusted EBITDAX and reconciliations to net income and net cash provided by operating activities.
Please refer to Overview of Selected Production and Financial Information, Including Trends and Comparison of Financial Results and Trends Between the Three Months Ended June 30, 2023, and March 31, 2023, and Between the Six Months Ended June 30, 2023, and 2022 below for additional discussion.
Operational Activities. In our Midland Basin program, we operated three drilling rigs and one completion crew, drilled 11 gross (five net) wells, and completed 20 gross (16 net) wells during the second quarter of 2023. Average net daily equivalent production volumes decreased sequentially by one percent to 73.0 MBOE. Costs incurred in our Midland Basin program during the three months ended June 30, 2023, totaled $261.0 million, or 70 percent of our total costs incurred for the period. During the remainder of 2023, we anticipate operating one completion crew, and we plan to add an additional drilling rig in the fourth quarter to begin drilling on recently acquired acreage. We expect our activity to focus primarily on developing formations within our RockStar and Sweetie Peck positions.
In our South Texas program, we operated two drilling rigs and one completion crew, drilled 12 gross (12 net) wells, and completed eight gross (eight net) wells during the second quarter of 2023. Average net daily equivalent production volumes increased sequentially by 12 percent to 81.4 MBOE. Costs incurred in our South Texas program during the three months ended June 30, 2023, totaled $102.6 million, or 27 percent of our total costs incurred for the period. We anticipate operating two drilling rigs for the remainder of 2023 and one completion crew for a majority of the remainder of 2023, focused primarily on developing the Austin Chalk formation.
The table below provides a quarterly summary of changes in our drilled but not completed well count and current year drilling and completion activity in our operated programs for the three and six months ended June 30, 2023:

	Midland Basin		South Texas (1)		Total
	Gross	Net	Gross	Net	Gross	Net
Wells drilled but not completed at December 31, 2022 (2)	49	40	29	28	78	69
Wells drilled	8	7	7	7	15	14
Wells completed	(12)	(10)	(17)	(16)	(29)	(26)
Wells drilled but not completed at March 31, 2023 (2)	45	37	19	19	64	56
Wells drilled	11	5	12	12	23	17
Wells completed	(20)	(16)	(8)	(8)	(28)	(24)
Wells drilled but not completed at June 30, 2023 (2)	36	27	23	23	59	50
____________________________________________
(1)    The South Texas drilled but not completed well count as of December 31, 2022, included nine gross (nine net) wells that were not included in our five-year development plan as of December 31, 2022, eight of which were in the Eagle Ford shale formation.
(2)    Amounts may not calculate due to rounding.
Costs Incurred. Costs incurred in oil and gas property acquisition, exploration, and development activities, whether capitalized or expensed, totaled $373.9 million and $682.6 million for the three and six months ended June 30, 2023, respectively, and were primarily incurred in our Midland Basin and South Texas programs as discussed in Operational Activities above.
Production Results. The table below presents our production by product type for each of our assets for the periods presented:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022
Midland Basin Production:
Oil (MMBbl)	4.2	4.2	8.4	10.2
Gas (Bcf)	14.8	14.5	29.2	31.4
NGLs (MMBbl)	—	—	—	—
Equivalent (MMBOE)	6.6	6.7	13.3	15.4
Average net daily equivalent (MBOE per day)	73.0	74.0	73.5	85.3
Relative percentage	47%	51%	49%	57%

South Texas Production:
Oil (MMBbl)	1.7	1.4	3.1	2.4
Gas (Bcf)	18.9	17.8	36.7	31.4
NGLs (MMBbl)	2.6	2.1	4.7	4.0
Equivalent (MMBOE)	7.4	6.5	13.9	11.7
Average net daily equivalent (MBOE per day)	81.4	72.5	77.0	64.6
Relative percentage	53%	49%	51%	43%

Total Production:
Oil (MMBbl)	5.9	5.7	11.5	12.6
Gas (Bcf)	33.7	32.2	65.9	62.9
NGLs (MMBbl)	2.6	2.1	4.7	4.1
Equivalent (MMBOE)	14.1	13.2	27.2	27.1
Average net daily equivalent (MBOE per day)	154.4	146.4	150.5	149.9
____________________________________________
Note: Amounts may not calculate due to rounding.

Please refer to Overview of Selected Production and Financial Information, Including Trends and Comparison of Financial Results and Trends Between the Three Months Ended June 30, 2023, and March 31, 2023, and Between the Six Months Ended June 30, 2023, and 2022 below for discussion on production.
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
The following table summarizes commodity price data, as well as the effect of derivative settlements, for the three months ended June 30, 2023, March 31, 2023, and June 30, 2022:

	For the Three Months Ended
	June 30, 2023	March 31, 2023	June 30, 2022
Oil (per Bbl):
Average NYMEX contract monthly price	$73.78	$76.13	$108.41
Realized price	$72.12	$74.31	$108.64
Effect of oil derivative settlements	$(0.08)	$(1.10)	$(29.19)
Gas:
Average NYMEX monthly settle price (per MMBtu)	$2.10	$3.42	$7.17
Realized price (per Mcf)	$2.07	$2.91	$7.66
Effect of gas derivative settlements (per Mcf)	$0.43	$0.35	$(1.69)
NGLs (per Bbl):
Average OPIS price (1)	$25.21	$30.95	$50.05
Realized price	$20.83	$26.24	$42.08
Effect of NGL derivative settlements	$0.61	$—	$(4.13)
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
Given the uncertainty surrounding global financial markets, production output from OPEC+, the ongoing conflict between Russia and Ukraine and the associated economic and trade sanctions, and the potential impacts of these issues on global commodity markets, we expect benchmark prices for oil, gas, and NGLs to remain volatile for the foreseeable future, and we cannot reasonably predict the timing or likelihood of any future impacts that may result, which could include further inflation, supply chain disruptions, a continued rise in interest rates, and industry-specific impacts. In addition to supply and demand fundamentals, as global commodities, the prices for oil, gas, and NGLs are affected by real or perceived geopolitical risks in various regions of the world as well as the relative strength of the United States dollar compared to other currencies. Our realized prices at local sales points may also be affected by infrastructure capacity or outages in the areas of our operations and beyond.
The following table summarizes 12-month strip prices for NYMEX WTI oil, NYMEX Henry Hub gas, and OPIS NGLs as of July 21, 2023, and June 30, 2023:

	As of July 21, 2023	As of June 30, 2023
NYMEX WTI oil (per Bbl)	$75.43	$70.13
NYMEX Henry Hub gas (per MMBtu)	$3.24	$3.22
OPIS NGLs (per Bbl)	$26.39	$23.62
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
Financial Results of Operations and Additional Comparative Data
The tables below provide information regarding selected production and financial information for the three months ended June 30, 2023, and the preceding three quarters:

	For the Three Months Ended
	June 30,	March 31,	December 31,	September 30,
	2023	2023	2022	2022

	(in millions)
Production (MMBOE)	14.1	13.2	13.1	12.7
Oil, gas, and NGL production revenue	$546.6	$570.8	$669.3	$827.6
Oil, gas, and NGL production expense	$145.6	$142.3	$150.7	$160.0
Depletion, depreciation, amortization, and asset retirement obligation liability accretion	$157.8	$154.2	$143.6	$145.9
Exploration	$15.0	$18.4	$10.8	$14.2
General and administrative	$27.5	$27.7	$32.8	$28.4
Net income	$149.9	$198.6	$258.5	$481.2
Selected Performance Metrics

	For the Three Months Ended
	June 30,	March 31,	December 31,	September 30,
	2023	2023	2022	2022
Average net daily equivalent production (MBOE per day)	154.4	146.4	142.9	137.8
Lease operating expense (per BOE)	$4.98	$5.16	$5.20	$5.64
Transportation costs (per BOE)	$2.89	$2.81	$2.86	$2.87
Production taxes as a percent of oil, gas, and NGL production revenue	4.3%	4.7%	4.8%	4.9%
Ad valorem tax expense (per BOE)	$0.83	$0.81	$0.97	$0.93
Depletion, depreciation, amortization, and asset retirement obligation liability accretion (per BOE)	$11.23	$11.70	$10.93	$11.50
General and administrative (per BOE)	$1.96	$2.10	$2.50	$2.24
____________________________________________
Note: Amounts may not calculate due to rounding.

Overview of Selected Production and Financial Information, Including Trends

	For the Three Months Ended		Amount Change Between Periods	Percent Change Between Periods	For the Six Months Ended		Amount Change Between Periods	Percent Change Between Periods
	June 30,	March 31,			June 30,	June 30,
	2023	2023			2023	2022
Net production volumes: (1)
Oil (MMBbl)	5.9	5.7	0.2	4%	11.5	12.6	(1.1)	(8)%
Gas (Bcf)	33.7	32.2	1.5	5%	65.9	62.9	3.1	5%
NGLs (MMBbl)	2.6	2.1	0.4	20%	4.7	4.1	0.6	16%
Equivalent (MMBOE)	14.1	13.2	0.9	7%	27.2	27.1	0.1	—%
Average net daily production: (1)
Oil (MBbl per day)	64.5	62.9	1.6	3%	63.7	69.6	(5.9)	(8)%
Gas (MMcf per day)	370.4	358.1	12.3	3%	364.3	347.4	17.0	5%
NGLs (MBbl per day)	28.2	23.8	4.4	18%	26.0	22.4	3.6	16%
Equivalent (MBOE per day)	154.4	146.4	8.0	5%	150.5	149.9	0.5	—%
Oil, gas, and NGL production revenue (in millions): (1)
Oil production revenue	$423.4	$420.8	$2.6	1%	$844.2	$1,274.3	$(430.1)	(34)%
Gas production revenue	69.7	93.7	(24.0)	(26)%	163.5	411.4	(247.9)	(60)%
NGL production revenue	53.4	56.2	(2.8)	(5)%	109.6	163.4	(53.8)	(33)%
Total oil, gas, and NGL production revenue	$546.6	$570.8	$(24.2)	(4)%	$1,117.3	$1,849.1	$(731.8)	(40)%
Oil, gas, and NGL production expense (in millions): (1)
Lease operating expense	$69.9	$68.0	$1.9	3%	$138.0	$126.7	$11.3	9%
Transportation costs	40.6	37.0	3.6	10%	77.7	76.0	1.7	2%
Production taxes	23.4	26.7	(3.3)	(12)%	50.0	90.4	(40.4)	(45)%
Ad valorem tax expense	11.6	10.6	1.0	9%	22.3	17.1	5.1	30%
Total oil, gas, and NGL production expense	$145.6	$142.3	$3.2	2%	$287.9	$310.3	$(22.3)	(7)%
Realized price:
Oil (per Bbl)	$72.12	$74.31	$(2.19)	(3)%	$73.19	$101.15	$(27.96)	(28)%
Gas (per Mcf)	$2.07	$2.91	$(0.84)	(29)%	$2.48	$6.54	$(4.06)	(62)%
NGLs (per Bbl)	$20.83	$26.24	$(5.41)	(21)%	$23.29	$40.25	$(16.96)	(42)%
Per BOE	$38.89	$43.31	$(4.42)	(10)%	$41.03	$68.14	$(27.11)	(40)%
Per BOE data: (1)
Oil, gas, and NGL production expense:
Lease operating expense	$4.98	$5.16	$(0.18)	(3)%	$5.07	$4.67	$0.40	9%
Transportation costs	2.89	2.81	0.08	3%	2.85	2.80	0.05	2%
Production taxes	1.66	2.02	(0.36)	(18)%	1.84	3.33	(1.49)	(45)%
Ad valorem tax expense	0.83	0.81	0.02	2%	0.82	0.63	0.19	30%
Total oil, gas, and NGL production expense (1)	$10.36	$10.80	$(0.44)	(4)%	$10.57	$11.43	$(0.86)	(8)%
Depletion, depreciation, amortization, and asset retirement obligation liability accretion	$11.23	$11.70	$(0.47)	(4)%	$11.46	$11.58	$(0.12)	(1)%
General and administrative	$1.96	$2.10	$(0.14)	(7)%	$2.03	$1.96	$0.07	4%
Derivative settlement gain (loss)(2)	$1.11	$0.39	$0.72	185%	$0.76	$(15.06)	$15.82	105%
Earnings per share information (in thousands, except per share data): (3)
Basic weighted-average common shares outstanding	119,408	121,671	(2,263)	(2)%	120,533	121,909	(1,376)	(1)%
Diluted weighted-average common shares outstanding	120,074	122,294	(2,220)	(2)%	121,175	124,267	(3,092)	(2)%
Basic net income per common share	$1.26	$1.63	$(0.37)	(23)%	$2.89	$3.05	$(0.16)	(5)%
Diluted net income per common share	$1.25	$1.62	$(0.37)	(23)%	$2.88	$3.00	$(0.12)	(4)%

______________________________________
(1)    Amounts and percentage changes may not calculate due to rounding.
(2)    Derivative settlements for the three months ended June 30, 2023, and for the six months ended June 30, 2023, and 2022, are included within the net derivative (gain) loss line item in the accompanying statements of operations.
(3)    Please refer to Note 9 - Earnings Per Share in Part I, Item 1 of this report for additional discussion.
Average net daily equivalent production for the three months ended June 30, 2023, increased five percent sequentially, primarily consisting of a 12 percent increase from our South Texas assets, driven by higher oil, gas, and NGL production volumes from both new and existing wells. The increase from our South Texas assets was slightly offset by a one percent decrease from our Midland Basin assets, which resulted from the timing of well completions. Average net daily equivalent production remained flat YTD 2023-over-YTD 2022 as a 19 percent increase from our South Texas assets was offset by a 14 percent decrease from our Midland Basin assets. These changes were primarily the result of the timing of well completions. We expect a slight increase in total net equivalent production for the full-year 2023, compared with 2022, driven by increased production from both new and existing wells in South Texas and as we benefit from reduced production curtailments because the build-out of South Texas oil handling capacity is expected to meet production volume needs.
We present certain information on a per BOE basis in order to evaluate our performance relative to our peers and to identify and measure trends we believe may require additional analysis and discussion.
Our realized price on a per BOE basis decreased $4.42 sequentially and decreased $27.11 YTD 2023-over-YTD 2022, as a result of decreases in oil, gas, and NGL benchmark prices. For the three months ended June 30, 2023, and March 31, 2023, we had gains on the settlement of our commodity derivative contracts of $1.11 per BOE and $0.39 per BOE, respectively. For the six months ended June 30, 2023, we had a gain on the settlement of our commodity derivative contracts of $0.76 per BOE, compared to a loss of $15.06 per BOE for the same period in 2022.
LOE on a per BOE basis decreased three percent sequentially as a result of increases in net equivalent production volumes outpacing increases in recurring LOE and workover expense. LOE on a per BOE basis increased nine percent YTD 2023-over-YTD 2022 as a result of increased workover activity and increases in labor costs, both of which we expect will lead to an increase in LOE on a per BOE basis for the full-year 2023, compared with 2022. We anticipate volatility in LOE on a per BOE basis as a result of changes in total production, changes in our overall production mix, timing of workover projects, and industry activity, all of which affect total LOE.
Transportation costs on a per BOE basis increased three percent sequentially and increased two percent YTD 2023-over-YTD 2022. In general, we expect total transportation costs to fluctuate relative to changes in gas and NGL production from our South Texas assets, where we incur a majority of our transportation costs. For the full-year 2023, we expect transportation costs on a per BOE basis to decrease compared with 2022, as a result of transportation cost reductions in the second half of 2023 resulting from the expiration of a long-term contract in South Texas.
Production tax expense on a per BOE basis decreased 18 percent sequentially and decreased 45 percent YTD 2023-over-YTD 2022, as a result of decreases in realized prices. Our overall production tax rate for the three and six months ended June 30, 2023, was 4.3 percent and 4.5 percent, respectively, compared with 4.7 percent for the three months ended March 31, 2023, and 4.9 percent for the six months ended June 30, 2022. We generally expect production tax expense to correlate with oil, gas, and NGL production revenue on an absolute and per BOE basis. Product mix, the location of production, and incentives to encourage oil and gas development can also impact the amount of production tax expense that we recognize.
Ad valorem tax expense on a per BOE basis increased two percent sequentially and increased 30 percent YTD 2023-over-YTD 2022 as a result of changes to the expected value assessments of our producing properties, which are driven by fluctuations in commodity prices. We anticipate volatility in ad valorem tax expense on a per BOE and absolute basis as the valuation of our producing properties changes.
Depletion, depreciation, amortization, and asset retirement obligation liability accretion (“DD&A”) expense on a per BOE basis decreased four percent sequentially and remained flat YTD 2023-over-YTD 2022. The sequential quarterly decrease resulted from a shift in our production mix resulting from increased activity in our South Texas assets, which have a lower DD&A rate than our Midland Basin assets. Our DD&A rate fluctuates as a result of changes in our production mix, changes in our total estimated proved reserve volumes, changes in capital allocation, impairments, divestiture activity, and carrying cost funding and sharing arrangements with third parties. We expect DD&A expense per BOE and on an absolute basis to increase in 2023, compared with 2022, primarily as a result of cost increases, partially offset by increased production from our South Texas assets.
General and administrative (“G&A”) expense on a per BOE basis decreased seven percent sequentially as a result of increased net equivalent production volumes and increased four percent YTD 2023-over-YTD 2022 as a result of increased compensation expense. We currently expect G&A expense to increase per BOE and on an absolute basis for the full-year 2023 compared with 2022, primarily as a result of expected increases in compensation expense.
Please refer to Comparison of Financial Results and Trends Between the Three Months Ended June 30, 2023, and March 31, 2023, and Between the Six Months Ended June 30, 2023, and 2022 below for additional discussion of operating expenses.

Comparison of Financial Results and Trends Between the Three Months Ended June 30, 2023, and March 31, 2023, and Between the Six Months Ended June 30, 2023, and 2022
Average net daily equivalent production, oil, gas, and NGL production revenue, and oil, gas, and NGL production expense
Sequential Quarterly Changes. The following table presents changes in our average net daily equivalent production, oil, gas, and NGL production revenue, and oil, gas, and NGL production expense, by area, between the three months ended June 30, 2023, and March 31, 2023:

	Net Equivalent Production Increase (Decrease)	Oil, Gas, and NGL Production Revenue Increase (Decrease)	Oil, Gas, and NGL Production Expense Increase (Decrease)
	(MBOE per day)	(in millions)	(in millions)
Midland Basin	(0.9)	$(30.2)	$(1.8)
South Texas	9.0	6.0	5.1
Total	8.0	$(24.2)	$3.2
__________________________________________
Note: Amounts may not calculate due to rounding.
Average net daily equivalent production volumes increased five percent, consisting of a 12 percent increase from our South Texas assets, slightly offset by a one percent decrease from our Midland Basin assets. Realized prices for oil, gas, and NGLs decreased three percent, 29 percent, and 21 percent, respectively. As a result of decreases in benchmark commodity prices for oil, gas, and NGLs, total realized price per BOE decreased 10 percent. This decrease was partially offset by increased average net daily equivalent production resulting in a four percent decrease in oil, gas, and NGL production revenue. Oil, gas, and NGL production expense increased two percent, primarily driven by increases in transportation costs and LOE, partially offset by a decrease in production tax expense.
YTD 2023-over-YTD 2022 Changes. The following table presents changes in our average net daily equivalent production, oil, gas, and NGL production revenue, and oil, gas, and NGL production expense, by area, between the six months ended June 30, 2023, and 2022:

	Net Equivalent Production Increase (Decrease)	Oil, Gas, and NGL Production Revenue Decrease	Oil, Gas, and NGL Production Expense Increase (Decrease)
	(MBOE per day)	(in millions)	(in millions)
Midland Basin	(11.8)	$(558.9)	$(30.4)
South Texas	12.4	(172.8)	8.0
Total	0.5	$(731.8)	$(22.3)
__________________________________________
Note: Amounts may not calculate due to rounding.
Average net daily equivalent production volumes remained flat, as a 19 percent increase from our South Texas assets was offset by a 14 percent decrease from our Midland Basin assets. Realized prices for oil, gas, and NGLs decreased 28 percent, 62 percent, and 42 percent, respectively. As a result of decreases in benchmark commodity prices for oil, gas, and NGLs, total realized price per BOE decreased 40 percent, resulting in a 40 percent decrease in oil, gas, and NGL production revenue. Oil, gas, and NGL production expense decreased seven percent, primarily driven by a decrease in production tax expense, partially offset by an increase in LOE.
Please refer to Overview of Selected Production and Financial Information, Including Trends above for additional discussion, including discussion of trends on a per BOE basis.
Depletion, depreciation, amortization, and asset retirement obligation liability accretion

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022

	(in millions)
Depletion, depreciation, amortization, and asset retirement obligation liability accretion	$157.8	$154.2	$312.0	$314.3

DD&A expense increased two percent sequentially and remained flat YTD 2023-over-YTD 2022. Please refer to Overview of Selected Production and Financial Information, Including Trends above for discussion of DD&A expense on a per BOE basis.
Exploration

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022

	(in millions)
Geological, geophysical, and other expenses	$7.4	$10.6	$18.0	$15.0
Overhead	7.6	7.8	15.4	14.9
Total	$15.0	$18.4	$33.4	$29.9
Exploration expense decreased 19 percent sequentially and increased 12 percent YTD 2023-over-YTD 2022. The sequential quarterly decrease was primarily a result of unsuccessful exploration activity related to one well that experienced technical issues during the drilling phase, which affected the three months ended March 31, 2023. The YTD 2023-over-YTD 2022 increase was primarily due to an increase in geological and geophysical expense. Exploration expense fluctuates based on actual geological and geophysical studies we perform within an exploratory area, exploratory dry hole expense incurred, and changes in the amount of allocated overhead.
General and administrative

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022

	(in millions)
General and administrative	$27.5	$27.7	$55.2	$53.3
G&A expense remained flat sequentially and increased four percent YTD 2023-over-YTD 2022. The YTD 2023-over-YTD 2022 increase was primarily a result of increased compensation expense. We currently expect G&A expense to increase on an absolute basis for the full-year 2023 compared with 2022, primarily as a result of expected increases in compensation expense. Please refer to the section Overview of Selected Production and Financial Information, Including Trends above for discussion of G&A expense on a per BOE basis.
Net derivative (gain) loss

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022

	(in millions)
Net derivative (gain) loss	$(11.7)	$(51.3)	$(63.0)	$522.8
Net derivative (gain) loss is a result of changes in derivative fair values associated with fluctuations in the forward price curves for the commodities underlying our outstanding derivative contracts and the monthly cash settlements of our derivative positions during the period. The net derivative gains for the three months ended June 30, 2023, and March 31, 2023, and for the six months ended June 30, 2023, resulted from decreases in benchmark commodity prices during those periods. The net derivative loss for the six months ended June 30, 2022, resulted from increases in benchmark commodity prices. Please refer to Note 7 - Derivative Financial Instruments in Part I, Item 1 of this report for additional discussion.
Interest expense

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022

	(in millions)
Interest expense	$(22.1)	$(22.5)	$(44.6)	$(74.9)
Interest expense remained flat sequentially and decreased 40 percent YTD 2023-over-YTD 2022 as a result of the reduction in the aggregate principal amount of our Senior Notes through various transactions in 2022, including the redemption of our 2024 Senior Notes on February 14, 2022, and the redemption of our 2025 Senior Secured Notes on June 17, 2022. As a result of these transactions, we expect interest expense to decrease for the full-year 2023, compared with 2022. Total interest expense can vary based on the timing and amount of borrowings under our revolving credit facility. Please refer to Note 5 - Long-Term Debt in Part I, Item 1 of this report and Overview of Liquidity and Capital Resources below for additional discussion.
Loss on extinguishment of debt

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022

	(in millions)
Loss on extinguishment of debt	$—	$—	$—	$(67.6)
The redemption of our 2025 Senior Secured Notes on June 17, 2022, resulted in a net loss on extinguishment of debt of $67.2 million for the six months ended June 30, 2022, which included $33.5 million of premium paid, $26.3 million of accelerated expense recognition of the remaining unamortized debt discount, and $7.4 million of accelerated expense recognition of the remaining unamortized deferred financing costs.
Income tax expense

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022

	(in millions, except tax rate)
Income tax expense	$(42.1)	$(55.5)	$(97.6)	$(99.6)
Effective tax rate	21.9%	21.8%	21.9%	21.1%
Our effective tax rate remained flat sequentially and increased YTD 2023-over-YTD 2022 primarily due to a benefit recognized from the release of the valuation allowance during the six months ended June 30, 2022, that lowered the effective tax rate compared to no valuation benefit recognized during the six months ended June 30, 2023. The tax rates for each period presented reflect the proportional effects of state income taxes, limits on expensing of certain covered individual’s compensation, and the cumulative effect of other small differences. Based on current projections, we estimate that between two percent and six percent of full-year 2023 income tax expense will be current, however, this could be impacted by the R&D credit study as further discussed in Note 4 - Income Taxes in Part I, Item 1 of this report.
We made $6.1 million of cash tax payments during the second quarter of 2023, primarily related to Texas franchise taxes.
Changes in federal income tax laws or enactment of proposed legislation to increase the corporate tax rate and eliminate or reduce certain oil and gas industry deductions could have a material effect on our effective tax rate and current tax expense. Please refer to the Risk Factors section in Part 1, Item 1A of our 2022 Form 10-K for additional discussion.
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
Sources of Cash
For the six months ended June 30, 2023, our capital expenditures, return of capital program, and asset acquisitions were funded with cash flows from operating activities and cash on hand, and we expect that to continue for the remainder of 2023. However, we may also use borrowings under our revolving credit facility or raise funds through new debt or equity offerings or from other sources of financing. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current stockholders could be diluted, and these newly issued securities may have rights, preferences, or privileges senior to those of certain existing stockholders and bondholders. Additionally, we may enter into carrying cost and sharing arrangements with third parties for certain exploration or development programs.
Our credit ratings affect the availability of, and cost for us to borrow, additional funds. Two major credit rating agencies upgraded our credit rating during the second quarter of 2023, citing our ability to consistently generate meaningful cash flows, disciplined capital spending, return of capital to stockholders, debt redemptions during 2022, and sustained strong operational performance, including our established inventory of drilling locations in our primary plays, all of which contribute to our strong liquidity profile. All of our sources of liquidity can be affected by the general conditions of the broader economy, force majeure events, fluctuations in commodity prices, operating costs, interest rate changes, tax law changes, and volumes produced, all of which affect us and our industry.
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
Credit Agreement
Our Credit Agreement provides for a senior secured revolving credit facility with a maximum loan amount of $3.0 billion. As of June 30, 2023, the borrowing base and aggregate lender commitments under our Credit Agreement were $2.5 billion and $1.25 billion, respectively. The borrowing base is subject to regular, semi-annual redetermination, which considers the value of both our proved oil and gas properties reflected in our most recent reserve report and commodity derivative contracts, each as determined by our lender group. The next scheduled borrowing base redetermination date is October 1, 2023. No individual bank participating in the Credit Agreement represents more than 10 percent of the aggregate lender commitment. We must comply with certain financial and non-financial covenants under the terms of the Credit Agreement. We were in compliance with all financial and non-financial covenants under the Credit Agreement as of June 30, 2023, and through the filing of this report. Please refer to Note 5 - Long-Term Debt in Part I, Item 1 of this report for additional discussion, as well as the presentation of the outstanding balance, total amount of letters of credit, and available borrowing capacity under the Credit Agreement as of July 21, 2023, June 30, 2023, and December 31, 2022.
We had no revolving credit facility borrowings during the six months ended June 30, 2023, and 2022. Cash flows provided by our operating activities, proceeds received from divestitures of properties, capital markets activities including open market debt repurchases, debt redemptions, repayment of scheduled debt maturities, and our capital expenditures, including acquisitions, all impact the amount we borrow under our revolving credit facility.
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
The following table presents our weighted-average interest rates and our weighted-average borrowing rates for the periods presented:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022
Weighted-average interest rate	7.1%	7.2%	7.1%	8.2%
Weighted-average borrowing rate	6.4%	6.5%	6.5%	7.2%
Our weighted-average interest rate and our weighted-average borrowing rate each remained flat sequentially, and decreased YTD 2023-over-YTD 2022, primarily due to the redemption of our 2024 Senior Notes and 2025 Senior Secured Notes during 2022. As a result of these redemptions, we expect our weighted-average interest rate and weighted-average borrowing rate to decrease for the full-year 2023 compared with 2022.
Our weighted-average interest rate and weighted-average borrowing rate are affected by the occurrence and timing of long-term debt issuances and redemptions and the average outstanding balance on our revolving credit facility. Additionally, our weighted-average interest rates are affected by the fees paid on the unused portion of our aggregate lender commitments. The rates disclosed in the above table do not reflect certain amounts associated with the repurchase or redemption of Senior Notes, such as the acceleration of unamortized deferred financing costs and unamortized discounts, as these amounts are netted against the associated gain or loss on extinguishment of debt. The 2024 Senior Notes were redeemed on February 14, 2022, and the 2025 Senior Secured Notes were redeemed on June 17, 2022. After these dates, the weighted-average interest rate was no longer affected by the non-cash amortization of deferred financing costs or, for the 2025 Senior Secured Notes, the non-cash amortization of the discount.
Uses of Cash
We use cash for the development, exploration, and acquisition of oil and gas properties; for the payment of operating and general and administrative costs, income taxes, dividends, debt obligations, including interest and early repayments or redemptions; and for repurchases of shares of our common stock under the Stock Repurchase Program. Expenditures for the development, exploration, and acquisition of oil and gas properties are the primary use of our capital resources. During the six months ended June 30, 2023, we spent approximately $638.9 million on capital expenditures and on acquiring proved and unproved oil and gas properties. This amount differs from the costs incurred amount of $682.6 million for the six months ended June 30, 2023, as costs incurred is an accrual-based amount that also includes asset retirement obligations, geological and geophysical expenses, and exploration overhead amounts.
The amount and allocation of our future capital expenditures will depend upon a number of factors, including our cash flows from operating, investing, and financing activities, our ability to execute our development program, inflation, and the number and size of acquisitions that we complete. In addition, the impact of oil, gas, and NGL prices on investment opportunities, the availability of capital, tax law and other regulatory changes, and the timing and results of our exploration and development activities may lead to changes in funding requirements for future development. We periodically review our capital expenditure budget and guidance to assess if changes are necessary based on current and projected cash flows, acquisition and divestiture activities, debt requirements, and other factors. Our total 2023 capital program, which we expect to fund with cash flows from operations, is expected to be approximately $1.05 billion, excluding acquisitions. This reflects a decrease of $50.0 million, as compared to our original expectation, primarily as a result of lower-than-expected costs.
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
During the three and six months ended June 30, 2023, we repurchased and subsequently retired 2,550,706 and 3,964,464 shares, respectively, of our common stock at a cost of $68.7 million and $108.8 million, respectively, excluding excise taxes, commissions, and fees. As of June 30, 2023, $334.0 million remained available under the Stock Repurchase Program for repurchases of our common stock. Please refer to Note 3 - Equity in Part I, Item 1 of this report for additional discussion.
On February 14, 2022, we redeemed all of the $104.8 million of aggregate principal amount outstanding of our 2024 Senior Notes, and on June 17, 2022, we redeemed all of the $446.7 million of aggregate principal amount outstanding of our 2025 Senior Secured Notes. All redeemed 2024 Senior Notes and 2025 Senior Secured Notes were canceled upon settlement. Please refer to Note 5 - Long-Term Debt in Part I, Item 1 of this report for additional discussion.
Analysis of Cash Flow Changes Between the Six Months Ended June 30, 2023, and 2022
The following tables present changes in cash flows between the six months ended June 30, 2023, and 2022, for our operating, investing, and financing activities. The analysis following each table should be read in conjunction with our accompanying statements of cash flows in Part I, Item 1 of this report.
Operating activities

	For the Six Months Ended June 30,		Amount Change Between Periods
	2023	2022

	(in millions)
Net cash provided by operating activities	$714.9	$884.7	$(169.8)
Net cash provided by operating activities decreased for the six months ended June 30, 2023, compared with the same period in 2022, primarily as a result of a $583.5 million decrease in cash received from oil, gas, and NGL production revenue net of transportation costs and production taxes and an increase of $38.5 million in cash paid for LOE and ad valorem taxes, partially offset by a $397.3 million decrease in cash paid on settled derivative trades, a $45.6 million decrease in cash paid for interest, and a $19.0 million decrease in cash paid for G&A expense. Net cash provided by operating activities is also affected by working capital changes and the timing of cash receipts and disbursements.
Investing activities

	For the Six Months Ended June 30,		Amount Change Between Periods
	2023	2022

	(in millions)
Net cash used in investing activities	$(638.2)	$(365.7)	$(272.5)
Net cash used in investing activities increased for the six months ended June 30, 2023, compared with the same period in 2022, as a result of a $184.3 million increase in capital expenditures and $88.8 million of cash paid to acquire proved and unproved oil and gas properties in the Midland Basin. Please refer to Note 11 - Acquisitions in Part I, Item 1 of this report for additional discussion of acquisition activity.
Financing activities

	For the Six Months Ended June 30,		Amount Change Between Periods
	2023	2022

	(in millions)
Net cash used in financing activities	$(143.4)	$(584.5)	$441.1
Net cash used in financing activities for the six months ended June 30, 2023, related to $108.9 million of cash paid, including commissions and fees, to repurchase and subsequently retire 3,964,464 shares of our common stock under the Stock Repurchase Program and $36.4 million of dividends paid.
Net cash used in financing activities for the six months ended June 30, 2022, related to $480.2 million of cash paid, including premium, to redeem our 2025 Senior Secured Notes, and $104.8 million of cash paid to redeem our 2024 Senior Notes.
Interest Rate Risk
We are exposed to market and credit risk due to the floating interest rate associated with any outstanding balance on our revolving credit facility. Our Credit Agreement allows us to fix the interest rate for all or a portion of the principal balance of our revolving credit facility for a period up to six months. To the extent that the interest rate is fixed, interest rate changes will affect the revolving credit facility’s fair value but will not affect results of operations or cash flows. Conversely, for the portion of the revolving credit facility that has a floating interest rate, interest rate changes will not affect the fair value but will affect future results of operations and cash flows. Changes in interest rates do not affect the amount of interest we pay on our fixed-rate Senior Notes, but can affect their fair values. As of June 30, 2023, our outstanding principal amount of fixed-rate debt totaled $1.6 billion and we had no floating-rate debt outstanding. Please refer to Note 8 - Fair Value Measurements in Part I, Item 1 of this report for additional discussion on the fair values of our Senior Notes.
The Federal Reserve has continued to increase short-term interest rates in 2023. These increases, and any future increases, could affect the cost and our ability to borrow funds.
Commodity Price Risk
The prices we receive for our oil, gas, and NGL production directly affect our revenue, profitability, access to capital, ability to execute our Stock Repurchase Program and pay dividends, and future rate of growth. Oil, gas, and NGL prices are subject to unpredictable fluctuations resulting from a variety of factors that are typically beyond our control, including changes in supply and demand associated with the broader macroeconomic environment, constraints on gathering systems, processing facilities, pipelines, and other transportation systems, and weather-related events. The markets for oil, gas, and NGLs have been volatile, especially over the last decade, and remain subject to high levels of uncertainty and volatility related to production output from OPEC+, the ongoing conflict between Russia and Ukraine and the associated economic and trade sanctions, and the potential impacts of these issues on global commodity and financial markets. These circumstances have contributed to inflation, instances of supply chain disruptions, and a rise in interest rates, and could have further industry-specific impacts that may require us to adjust our business plan. The realized prices we receive for our production also depend on numerous factors that are typically beyond our control. Based on our production for the six months ended June 30, 2023, a 10 percent decrease in our average realized oil, gas, and NGL prices would have reduced our oil, gas, and NGL production revenue by approximately $84.4 million, $16.3 million, and $11.0 million, respectively. If commodity prices had been 10 percent lower, our net derivative settlements for the six months ended June 30, 2023, would have offset the declines in oil, gas, and NGL production revenue by approximately $27.0 million.
We enter into commodity derivative contracts in order to reduce the risk of fluctuations in commodity prices. The fair value of our commodity derivative contracts is largely determined by estimates of the forward curves of the relevant price indices. As of June 30, 2023, a 10 percent increase or decrease in the forward curves associated with our oil, gas, and NGL commodity derivative instruments would have changed our net derivative positions for these products by approximately $38.6 million, $8.3 million, and $0.9 million, respectively.
Off-Balance Sheet Arrangements
We have not participated in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPE”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

We evaluate our transactions to determine if any variable interest entities exist. If we determine that we are the primary beneficiary of a variable interest entity, that entity is consolidated into our consolidated financial statements. We have not been involved in any unconsolidated SPE transactions during the six months ended June 30, 2023, or through the filing of this report.
Critical Accounting Estimates
Please refer to the corresponding section in Part II, Item 7 and to Note 1 - Summary of Significant Accounting Policies included in Part II, Item 8 of our 2022 Form 10-K for discussion of our accounting estimates.
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

The following table provides reconciliations of our net income (GAAP) and net cash provided by operating activities (GAAP) to adjusted EBITDAX (non-GAAP) for the periods presented:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

	(in thousands)
Net income (GAAP)	$149,874	$323,485	$348,426	$372,249
Interest expense	22,148	35,496	44,607	74,883
Interest income (1)	(4,994)	(496)	(9,696)	(534)
Income tax expense	42,092	86,711	97,598	99,572
Depletion, depreciation, amortization, and asset retirement obligation liability accretion	157,832	154,823	312,021	314,304
Exploration (2)	14,064	19,894	31,541	27,949
Stock-based compensation expense	4,163	4,479	8,481	8,753
Net derivative (gain) loss	(11,674)	104,236	(63,003)	522,757
Derivative settlement gain (loss)	15,636	(240,598)	20,712	(408,781)
Loss on extinguishment of debt	—	67,226	—	67,605
Other, net	1,079	4,459	927	5,522
Adjusted EBITDAX (non-GAAP)	390,220	559,715	791,614	1,084,279
Interest expense	(22,148)	(35,496)	(44,607)	(74,883)
Interest income (1)	4,994	496	9,696	534
Income tax expense	(42,092)	(86,711)	(97,598)	(99,572)
Exploration (2)(3)	(14,473)	(7,911)	(22,654)	(15,966)
Amortization of debt discount and deferred financing costs	1,372	3,597	2,743	7,607
Deferred income taxes	44,278	81,000	94,246	92,948
Other, net	(680)	(335)	(14,119)	(538)
Net change in working capital	21,780	28,214	(4,436)	(109,748)
Net cash provided by operating activities (GAAP)	$383,251	$542,569	$714,885	$884,661
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
(3)    For the three and six months ended June 30, 2023, amounts exclude certain capital expenditures related to unsuccessful exploration activity for one well that experienced technical issues during the drilling phase. For the three and six months ended June 30, 2022, amounts exclude certain capital expenditures related to unsuccessful exploration efforts outside of our core areas of operation.

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
Changes in Internal Control Over Financial Reporting
There have been no changes during the second quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about purchases made by us and any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the three months ended June 30, 2023, of shares of our common stock, which is the sole class of equity securities registered by us pursuant to Section 12 of the Exchange Act:

PURCHASES OF EQUITY SECURITIES BY ISSUER AND AFFILIATED PURCHASES
Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (as of period end date) (2)
04/01/2023 - 04/30/2023	270	$26.21	—	$402,780,476
05/01/2023 - 05/31/2023	1,947,246	$26.49	1,947,246	$351,203,216
06/01/2023 - 06/30/2023	603,460	$28.45	603,460	$334,036,922
Total:	2,550,976	$26.95	2,550,706
___________________________________
(1)    270 shares purchased by us in the second quarter of 2023 were to offset tax withholding obligations that occurred upon the delivery of outstanding shares underlying RSUs issued under the terms of award agreements granted under the Equity Plan.
(2)    In September 2022, our Board of Directors approved the Stock Repurchase Program authorizing us to repurchase up to $500.0 million in aggregate value of our common stock through December 31, 2024. The Stock Repurchase Program permits us to repurchase our shares from time to time in open market transactions, through privately negotiated transactions or by other means in accordance with federal securities laws and subject to certain provisions of our Credit Agreement and the indentures governing our Senior Notes. We intend to utilize net cash provided by operating activities to repurchase shares of our common stock. Stock repurchases may also be made with borrowings under our Credit Agreement. The timing, as well as the number and value of shares repurchased under the Stock Repurchase Program, will be determined by certain authorized officers of the Company at their discretion and will depend on a variety of factors, including the market price of our common stock, general market and economic conditions and applicable legal requirements. The value of shares authorized for repurchase by our Board of Directors does not require us to repurchase such shares or guarantee that such shares will be repurchased, and the Stock Repurchase Program may be suspended, modified, or discontinued at any time without prior notice. No assurance can be given that any particular number or dollar value of our shares will be repurchased. During the three months ended June 30, 2023, we repurchased and subsequently retired 2,550,706 shares of our common stock under the Stock Repurchase Program at a weighted-average share price of $26.95 for a total cost of $68.7 million, excluding excise taxes, commissions, and fees.
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
3.1
Restated Certificate of Incorporation of SM Energy Company, as amended through June 1, 2010 (filed as Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, and incorporated herein by reference)

3.2
Certificate of Amendment to Restated Certificate of Incorporation of SM Energy Company, as amended through June 1, 2010, dated May 25, 2023 (filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on May 30, 2023, and incorporated herein by reference)

3.3
Amended and Restated By-Laws of SM Energy Company, effective as of February 21, 2017 (filed as Exhibit 3.2 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2016, and incorporated herein by reference)

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

SM ENERGY COMPANY

August 3, 2023	By:	/s/ HERBERT S. VOGEL
Herbert S. Vogel
President and Chief Executive Officer
(Principal Executive Officer)

August 3, 2023	By:	/s/ A. WADE PURSELL
A. Wade Pursell
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

August 3, 2023	By:	/s/ PATRICK A. LYTLE
Patrick A. Lytle
Vice President - Chief Accounting Officer and Controller
(Principal Accounting Officer)