Form 10-Q
period 2023-09-30
SM Energy Co
filed 2023-11-03
CIK 893538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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
As of October 26, 2023, the registrant had 116,313,887 shares of common stock outstanding.

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
•armed conflict, political instability, or civil unrest in oil and gas producing regions, including instability in the Middle East, the war between Russia and Ukraine, the related potential effects on laws and regulations, or the imposition of economic or trade sanctions;
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SM ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share data)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$401,980	$444,998
Accounts receivable	264,511	233,297
Derivative assets	25,524	48,677
Prepaid expenses and other	10,537	10,231
Total current assets	702,552	737,203
Property and equipment (successful efforts method):
Proved oil and gas properties	11,169,443	10,258,368
Accumulated depletion, depreciation, and amortization	(6,680,485)	(6,188,147)
Unproved oil and gas properties, net of valuation allowance of $36,286 and $38,008, respectively	526,085	487,192
Wells in progress	236,234	287,267
Other property and equipment, net of accumulated depreciation of $59,133 and $56,512, respectively	41,017	38,099
Total property and equipment, net	5,292,294	4,882,779
Noncurrent assets:
Derivative assets	5,294	24,465
Other noncurrent assets	78,430	71,592
Total noncurrent assets	83,724	96,057
Total assets	$6,078,570	$5,716,039
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$540,459	$532,289
Derivative liabilities	43,152	56,181
Other current liabilities	15,473	10,114
Total current liabilities	599,084	598,584
Noncurrent liabilities:
Revolving credit facility	—	—
Senior Notes, net	1,574,553	1,572,210
Asset retirement obligations	115,271	108,233
Deferred income taxes	324,440	280,811
Derivative liabilities	4,595	1,142
Other noncurrent liabilities	56,334	69,601
Total noncurrent liabilities	2,075,193	2,031,997

Commitments and contingencies (note 6)

Stockholders’ equity:
Common stock, $0.01 par value - authorized: 200,000,000 shares; issued and outstanding: 116,313,887 and 121,931,676 shares, respectively	1,163	1,219
Additional paid-in capital	1,581,110	1,779,703
Retained earnings	1,826,002	1,308,558
Accumulated other comprehensive loss	(3,982)	(4,022)
Total stockholders’ equity	3,404,293	3,085,458
Total liabilities and stockholders’ equity	$6,078,570	$5,716,039
The accompanying notes are an integral part of these condensed consolidated financial statements.

SM ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Operating revenues and other income:
Oil, gas, and NGL production revenue	$639,699	$827,558	$1,757,032	$2,676,656
Other operating income	1,202	7,893	8,128	10,673
Total operating revenues and other income	640,901	835,451	1,765,160	2,687,329
Operating expenses:
Oil, gas, and NGL production expense	138,264	159,961	426,200	470,245
Depletion, depreciation, amortization, and asset retirement obligation liability accretion	189,353	145,865	501,374	460,169
Exploration	10,245	14,203	43,633	44,117
General and administrative	29,255	28,428	84,424	81,715
Net derivative (gain) loss	75,355	(137,577)	12,352	385,180
Other operating expense, net	2,832	2,290	20,182	9,080
Total operating expenses	445,304	213,170	1,088,165	1,450,506
Income from operations	195,597	622,281	676,995	1,236,823
Interest expense	(23,106)	(22,825)	(67,713)	(97,708)
Interest income	4,106	1,546	13,802	2,080
Loss on extinguishment of debt	—	—	—	(67,605)
Other non-operating expense, net	(233)	(383)	(696)	(1,150)
Income before income taxes	176,364	600,619	622,388	1,072,440
Income tax (expense) benefit	45,979	(119,379)	(51,619)	(218,951)
Net income	$222,343	$481,240	$570,769	$853,489

Basic weighted-average common shares outstanding	117,823	123,195	119,589	122,318
Diluted weighted-average common shares outstanding	118,328	124,279	120,165	124,233
Basic net income per common share	$1.89	$3.91	$4.77	$6.98
Diluted net income per common share	$1.88	$3.87	$4.75	$6.87
Dividends declared per common share	$0.15	$0.15	$0.45	$0.16
The accompanying notes are an integral part of these condensed consolidated financial statements.

SM ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$222,343	$481,240	$570,769	$853,489
Other comprehensive income, net of tax:
Pension liability adjustment	14	182	40	546
Total other comprehensive income, net of tax	14	182	40	546
Total comprehensive income	$222,357	$481,422	$570,809	$854,035
The accompanying notes are an integral part of these condensed consolidated financial statements.

SM ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except share data and dividends per share)

			Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Common Stock			Retained Earnings
	Shares	Amount
Balances, December 31, 2022	121,931,676	$1,219	$1,779,703	$1,308,558	$(4,022)	$3,085,458
Net income	—	—	—	198,552	—	198,552
Other comprehensive income	—	—	—	—	13	13
Net cash dividends declared, $0.15 per share	—	—	—	(18,078)	—	(18,078)
Stock-based compensation expense	—	—	4,318	—	—	4,318
Purchase of shares under Stock Repurchase Program	(1,413,758)	(14)	(40,454)	—	—	(40,468)
Balances, March 31, 2023	120,517,918	$1,205	$1,743,567	$1,489,032	$(4,009)	$3,229,795
Net income	—	—	—	149,874	—	149,874
Other comprehensive income	—	—	—	—	13	13
Net cash dividends declared, $0.15 per share	—	—	—	(17,704)	—	(17,704)
Issuance of common stock under Employee Stock Purchase Plan	68,210	1	1,815	—	—	1,816
Issuance of common stock upon vesting of RSUs, net of shares used for tax withholdings	774	—	(7)	—	—	(7)
Stock-based compensation expense	56,872	1	4,162	—	—	4,163
Purchase of shares under Stock Repurchase Program	(2,550,706)	(26)	(69,457)	—	—	(69,483)
Other	19,037	—	—	—	—	—
Balances, June 30, 2023	118,112,105	$1,181	$1,680,080	$1,621,202	$(3,996)	$3,298,467
Net income	—	—	—	222,343	—	222,343
Other comprehensive income	—	—	—	—	14	14
Net cash dividends declared, $0.15 per share	—	—	—	(17,543)	—	(17,543)
Issuance of common stock under Employee Stock Purchase Plan	(18)	—	—	—	—	—
Issuance of common stock upon vesting of RSUs, net of shares used for tax withholdings	553,442	6	(7,881)	—	—	(7,875)
Stock-based compensation expense	—	—	6,038	—	—	6,038
Purchase of shares under Stock Repurchase Program	(2,351,642)	(24)	(97,127)	—	—	(97,151)
Balances, September 30, 2023	116,313,887	$1,163	$1,581,110	$1,826,002	$(3,982)	$3,404,293
The accompanying notes are an integral part of these condensed consolidated financial statements.

SM ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED) (Continued)
(in thousands, except share data and dividends per share)

			Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Common Stock			Retained Earnings
	Shares	Amount
Balances, December 31, 2021	121,862,248	$1,219	$1,840,228	$234,533	$(12,849)	$2,063,131
Net income	—	—	—	48,764	—	48,764
Other comprehensive income	—	—	—	—	182	182
Net cash dividends declared, $0.01 per share	—	—	—	(1,218)	—	(1,218)
Issuance of common stock upon vesting of RSUs, net of shares used for tax withholdings	1,929	—	(24)	—	—	(24)
Stock-based compensation expense	—	—	4,274	—	—	4,274
Balances, March 31, 2022	121,864,177	$1,219	$1,844,478	$282,079	$(12,667)	$2,115,109
Net income	—	—	—	323,485	—	323,485
Other comprehensive income	—	—	—	—	182	182
Issuance of common stock under Employee Stock Purchase Plan	65,634	1	1,644	—	—	1,645
Stock-based compensation expense	29,471	—	4,479	—	—	4,479
Balances, June 30, 2022	121,959,282	$1,220	$1,850,601	$605,564	$(12,485)	$2,444,900
Net income	—	—	—	481,240	—	481,240
Other comprehensive income	—	—	—	—	182	182
Net cash dividends declared, $0.15 per share	—	—	—	(18,419)	—	(18,419)
Issuance of common stock upon vesting of RSUs and settlement of PSUs, net of shares used for tax withholdings	1,289,498	13	(25,118)	—	—	(25,105)
Stock-based compensation expense	—	—	5,105	—	—	5,105
Purchase of shares under Stock Repurchase Program	(452,734)	(5)	(20,236)	—	—	(20,241)
Balances, September 30, 2022	122,796,046	$1,228	$1,810,352	$1,068,385	$(12,303)	$2,867,662
The accompanying notes are an integral part of these condensed consolidated financial statements.

SM ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	For the Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$570,769	$853,489
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation, amortization, and asset retirement obligation liability accretion	501,374	460,169
Stock-based compensation expense	14,519	13,858
Net derivative loss	12,352	385,180
Derivative settlement gain (loss)	20,398	(595,080)
Amortization of debt discount and deferred financing costs	4,114	8,910
Loss on extinguishment of debt	—	67,605
Deferred income taxes	43,171	202,996
Other, net	(11,489)	14,134
Net change in working capital	(57,329)	(13,230)
Net cash provided by operating activities	1,097,879	1,398,031

Cash flows from investing activities:
Capital expenditures	(766,756)	(591,846)
Acquisition of proved and unproved oil and gas properties	(109,318)	(7)
Other, net	657	(589)
Net cash used in investing activities	(875,417)	(592,442)

Cash flows from financing activities:
Cash paid to repurchase Senior Notes	—	(584,946)
Repurchase of common stock	(205,246)	(20,241)
Net proceeds from sale of common stock	1,815	1,645
Dividends paid	(54,167)	(1,218)
Other, net	(7,882)	(35,110)
Net cash used in financing activities	(265,480)	(639,870)

Net change in cash, cash equivalents, and restricted cash	(43,018)	165,719
Cash, cash equivalents, and restricted cash at beginning of period	444,998	332,716
Cash, cash equivalents, and restricted cash at end of period	$401,980	$498,435

Supplemental schedule of additional cash flow information and non-cash activities:
Operating activities:
Cash paid for interest, net of capitalized interest	$(77,514)	$(125,668)
Net cash paid for income taxes	$(6,176)	$(10,506)
Investing activities:
Changes in capital expenditure accruals and other	$35,683	$50,590
Non-cash financing activities (1)
_______________________________________
(1)    Please refer to Note 5 - Long-Term Debt for discussion of the debt transactions executed during the nine months ended September 30, 2022.
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Quarterly Report on Form 10-Q, and Regulation S-X. These financial statements do not include all information and notes required by GAAP for annual financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the 2022 Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation of interim financial information, have been included. Operating results for the periods presented are not necessarily indicative of expected results for the full year. In connection with the preparation of the Company’s unaudited condensed consolidated financial statements, the Company evaluated events subsequent to the balance sheet date of September 30, 2023, and through the filing of this report. Additionally, certain prior period amounts have been reclassified to conform to current period presentation in the accompanying unaudited condensed consolidated financial statements.
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
Recently Issued Accounting Standards
In October 2023, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative (“ASU 2023-06”). ASU 2023-06 was issued to modify the disclosure or presentation requirements of a variety of topics in the codification. The effective date for each amendment will be the date on which the Securities and Exchange Commission’s (“SEC”) removal of the related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. The Company is evaluating the impact of ASU 2023-06 on its consolidated financial statements and related disclosures but does not expect the impact to be material.
As of September 30, 2023, and through the filing of this report, no other new accounting standards have been issued and not yet adopted that are applicable to the Company and that would have a material effect on the Company’s unaudited condensed consolidated financial statements and related disclosures.
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

The tables below present oil, gas, and NGL production revenue by product type for each of the Company’s operating areas for the three and nine months ended September 30, 2023, and 2022:

	Midland Basin		South Texas		Total
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2023	2022	2023	2022	2023	2022

	(in thousands)
Oil production revenue	$369,858	$420,838	$129,376	$105,095	$499,234	$525,933
Gas production revenue	45,215	123,912	36,592	110,641	81,807	234,553
NGL production revenue	175	315	58,483	66,757	58,658	67,072
Total	$415,248	$545,065	$224,451	$282,493	$639,699	$827,558
Relative percentage	65%	66%	35%	34%	100%	100%

	Midland Basin		South Texas		Total
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022	2023	2022

	(in thousands)
Oil production revenue	$992,867	$1,449,660	$350,598	$350,594	$1,343,465	$1,800,254
Gas production revenue	131,804	363,728	113,461	282,201	245,265	645,929
NGL production revenue	563	597	167,739	229,876	168,302	230,473
Total	$1,125,234	$1,813,985	$631,798	$862,671	$1,757,032	$2,676,656
Relative percentage	64%	68%	36%	32%	100%	100%
The Company recognizes oil, gas, and NGL production revenue at the point in time when custody and title (“control”) of the product transfers to the purchaser, which differs depending on the applicable contractual terms. Transfer of control drives the presentation of transportation, gathering, processing, and other post-production expenses (“fees and other deductions”) within the accompanying statements of operations. Fees and other deductions incurred by the Company prior to transfer of control are recorded within the oil, gas, and NGL production expense line item on the accompanying statements of operations. When control is transferred at or near the wellhead, sales are based on a wellhead market price that may be affected by fees and other deductions incurred by the purchaser subsequent to the transfer of control.
Revenue is recorded in the month when performance obligations are satisfied. However, settlement statements from the purchasers of hydrocarbons and the related cash consideration are received 30 to 90 days after production has occurred. As a result, the Company must estimate the amount of production delivered to the customer and the consideration that will ultimately be received for sale of the product. Estimated revenue due to the Company is recorded within the accounts receivable line item on the accompanying unaudited condensed consolidated balance sheets (“accompanying balance sheets”) until payment is received. The accounts receivable balances from contracts with customers within the accompanying balance sheets as of September 30, 2023, and December 31, 2022, were $217.3 million and $184.5 million, respectively. To estimate accounts receivable from contracts with customers, the Company uses knowledge of its properties, historical performance, contractual arrangements, index pricing, quality and transportation differentials, and other factors as the basis for these estimates. Differences between estimates and actual amounts received for product sales are recorded in the month that payment is received from the purchaser. The time period between production and satisfaction of performance obligations is generally less than one day, therefore there are no material unsatisfied or partially unsatisfied performance obligations at the end of the reporting period.
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
The following table presents the Company’s common stock repurchase activity for the three and nine months ended September 30, 2023, and 2022:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

	(in thousands, except per share data)
Shares of common stock repurchased (1)	2,352	453	6,316	453
Weighted-average price per share (2)	$40.97	$44.69	$32.48	$44.69
Cost of shares of common stock repurchased (2) (3)	$96,336	$20,232	$205,120	$20,232
____________________________________________
(1)    All repurchased shares of the Company’s common stock were retired upon repurchase.
(2)    Amounts exclude excise taxes, commissions, and fees.
(3)    Amounts may not calculate due to rounding.
As of September 30, 2023, $237.7 million remained available for repurchases of the Company’s outstanding common stock under the Stock Repurchase Program.
Note 4 - Income Taxes
The provision for income taxes for the three and nine months ended September 30, 2023, and 2022, consisted of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

	(in thousands)
Current portion of income tax expense:
Federal	$(3,923)	$(7,014)	$(6,732)	$(11,287)
State	(1,173)	(2,317)	(1,716)	(4,668)
Deferred portion of income tax (expense) benefit	51,075	(110,048)	(43,171)	(202,996)
Income tax (expense) benefit	$45,979	$(119,379)	$(51,619)	$(218,951)

Effective tax rate	(26.1)%	19.9%	8.3%	20.4%
Income tax expense or benefit differs from the amount that would be calculated by applying the statutory United States federal income tax rate to income or loss before income taxes. These differences primarily relate to the effect of state income taxes, excess tax benefits and deficiencies from stock-based compensation awards, tax deduction limitations on the compensation of covered individuals, benefits from qualifying credits, changes in valuation allowances, the cumulative effect of other smaller permanent differences, and can also reflect the cumulative effect of an enacted tax rate change, in the period of enactment, on the Company’s net deferred tax asset and liability balances. The quarterly effective tax rate and the resulting income tax expense or benefit can also be affected by the proportional effects of forecast net income or loss and the correlative effect on the valuation allowance for each of the periods presented in the table above.
The Company commissioned a multi-year research and development (“R&D”) credit study in 2022, which was completed during the third quarter of 2023, and resulted in a favorable adjustment to the Company’s effective tax rate and a reduction of the Company’s 2022 and expected 2023 tax obligations. After utilizing a portion of the credits for the 2022 and 2023 tax years, the recorded net carryover R&D credit, as of September 30, 2023, expected to be utilized in future periods totaled $52.3 million.
For all years before 2019, the Company is generally no longer subject to United States federal or state income tax examinations by tax authorities.

Note 5 - Long-Term Debt
Credit Agreement
The Company’s Credit Agreement provides for a senior secured revolving credit facility with a maximum loan amount of $3.0 billion. As of September 30, 2023, the borrowing base and aggregate lender commitments under the Credit Agreement were $2.5 billion and $1.25 billion, respectively. Subsequent to September 30, 2023, the semi-annual borrowing base redetermination was completed, which reaffirmed both the Company’s borrowing base and aggregate lender commitments at existing amounts. The next scheduled borrowing base redetermination date is April 1, 2024. The Credit Agreement is scheduled to mature on the earlier of (a) August 2, 2027 (“Stated Maturity Date”), or (b) 91 days prior to the maturity date of any of the Company’s outstanding Senior Notes, as defined below, to the extent that, on or before such date, the respective Senior Notes have not been repaid, exchanged, repurchased, refinanced, or otherwise redeemed in full, and, if refinanced or exchanged, with a scheduled maturity date that is not earlier than at least 180 days after the Stated Maturity Date.
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
The following table presents the outstanding balance, total amount of letters of credit outstanding, and available borrowing capacity under the Credit Agreement as of October 26, 2023, September 30, 2023, and December 31, 2022:

	As of October 26, 2023	As of September 30, 2023	As of December 31, 2022

	(in thousands)
Revolving credit facility (1)	$—	$—	$—
Letters of credit (2)	2,500	2,500	6,000
Available borrowing capacity	1,247,500	1,247,500	1,244,000
Total aggregate lender commitment amount	$1,250,000	$1,250,000	$1,250,000
____________________________________________
(1)    Unamortized deferred financing costs attributable to the revolving credit facility are presented as a component of the other noncurrent assets line item on the accompanying balance sheets and totaled $9.1 million and $10.8 million as of September 30, 2023, and December 31, 2022, respectively. These costs are being amortized over the term of the revolving credit facility on a straight-line basis.
(2)    Letters of credit outstanding reduce the amount available under the revolving credit facility on a dollar-for-dollar basis.
Senior Notes
The Company’s Senior Notes, net line item on the accompanying balance sheets as of September 30, 2023, and December 31, 2022, consisted of the following (collectively referred to as “Senior Notes”):

	As of September 30, 2023			As of December 31, 2022
	Principal Amount	Unamortized Deferred Financing Costs	Principal Amount, Net	Principal Amount	Unamortized Deferred Financing Costs	Principal Amount, Net

	(in thousands)
5.625% Senior Notes due 2025	$349,118	$1,054	$348,064	$349,118	$1,528	$347,590
6.75% Senior Notes due 2026	419,235	2,044	417,191	419,235	2,569	416,666
6.625% Senior Notes due 2027	416,791	2,589	414,202	416,791	3,172	413,619
6.5% Senior Notes due 2028	400,000	4,904	395,096	400,000	5,665	394,335
Total	$1,585,144	$10,591	$1,574,553	$1,585,144	$12,934	$1,572,210
The Senior Notes are unsecured senior obligations and rank equal in right of payment with all of the Company’s existing and any future unsecured senior debt and are senior in right of payment to any future subordinated debt. The Company may redeem some or all of its Senior Notes prior to their maturity at redemption prices that may include a premium, plus accrued and unpaid interest as described in the indentures governing the Senior Notes.

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
Please refer to Note 5 - Long-Term Debt in the 2022 Form 10-K for additional detail on the Company’s Senior Notes.
Senior Secured Notes
On June 17, 2022, the Company redeemed all of the $446.7 million of aggregate principal amount outstanding of its 10.0% Senior Secured Notes due 2025 (“2025 Senior Secured Notes”), with cash on hand, at a redemption price equal to 107.5 percent of the principal amount outstanding on the date of the redemption, plus accrued and unpaid interest. Upon redemption, the Company recorded a net loss on extinguishment of debt of $67.2 million, which included $33.5 million of premium paid, $26.3 million of accelerated expense recognition of the remaining unamortized debt discount, and $7.4 million of accelerated expense recognition of the remaining unamortized deferred financing costs. The Company canceled all redeemed 2025 Senior Secured Notes upon settlement.
Covenants
The Company is subject to certain financial and non-financial covenants under the Credit Agreement and the indentures governing the Senior Notes that, among other terms, limit the Company’s ability to incur additional indebtedness, make restricted payments including dividends, sell assets, create liens that secure debt, enter into transactions with affiliates, and merge or consolidate with other entities. The Company was in compliance with all financial and non-financial covenants as of September 30, 2023, and through the filing of this report. Please refer to Note 5 - Long-Term Debt in the 2022 Form 10-K for additional detail on the Company’s covenants under the Credit Agreement and indentures governing the Senior Notes.
Capitalized Interest
Capitalized interest costs for the three months ended September 30, 2023, and 2022, totaled $4.9 million and $5.1 million, respectively, and totaled $16.3 million and $12.3 million for the nine months ended September 30, 2023, and 2022, respectively. The amount of interest the Company capitalizes generally fluctuates based on the amount borrowed, the Company’s capital program, and the timing and amount of costs associated with capital projects that are considered in progress. Capitalized interest costs are included in total costs incurred.
Note 6 - Commitments and Contingencies
Commitments
Other than those items discussed below, there have been no changes in commitments through the filing of this report that differ materially from those disclosed in the 2022 Form 10-K. Please refer to Note 6 - Commitments and Contingencies in the 2022 Form 10-K for additional discussion of the Company’s commitments.
Drilling Rig Service Contracts. During the nine months ended September 30, 2023, the Company entered into a new drilling rig contract, and amended certain of its existing drilling rig contracts to extend contract terms resulting in changes to day rates and potential early termination fees. As of September 30, 2023, the Company’s drilling rig commitments totaled $34.9 million under contract terms extending through the third quarter of 2024. If all of these contracts were terminated as of September 30, 2023, the Company would avoid a portion of the contractual service commitments; however, the Company would be required to pay $22.0 million in early termination fees. No early termination penalties or standby fees were incurred by the Company during the nine months ended September 30, 2023, and the Company does not expect to incur material penalties with regard to its drilling rig contracts during the remainder of 2023.
Electrical Power Purchase Contracts. During the nine months ended September 30, 2023, the Company amended certain of its fixed price contracts for the purchase of electrical power to extend contract terms through March of 2029, with a total remaining obligation of $43.9 million as of September 30, 2023.
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
The Company has entered into fixed price oil and gas basis swaps in order to mitigate exposure to adverse pricing differentials between certain industry benchmark prices and the actual physical pricing points where the Company’s production is sold. As of September 30, 2023, the Company had basis swap contracts with fixed price differentials between:
•NYMEX WTI and Argus WTI Midland (“WTI Midland”) for a portion of its Midland Basin oil production with sales contracts that settle at WTI Midland prices;
•NYMEX WTI and Argus WTI Houston Magellan East Houston Terminal (“WTI Houston MEH”) for a portion of its South Texas oil production with sales contracts that settle at WTI Houston MEH prices;
•NYMEX Henry Hub (“HH”) and Inside FERC Houston Ship Channel (“IF HSC”) for a portion of its South Texas gas production with sales contracts that settle at IF HSC prices; and
•NYMEX HH and Inside FERC West Texas (“IF Waha”) for a portion of its Midland Basin gas production with sales contracts that settle at IF Waha prices.
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

As of September 30, 2023, the Company had commodity derivative contracts outstanding through the fourth quarter of 2025 as summarized in the table below:

	Contract Period
	Fourth Quarter 2023	2024	2025
Oil Derivatives (volumes in MBbl and prices in $ per Bbl):
Swaps
NYMEX WTI Volumes	837	—	—
Weighted-Average Contract Price	$65.91	$—	$—
ICE Brent Volumes	920	910	—
Weighted-Average Contract Price	$86.50	$85.50	$—
Collars
NYMEX WTI Volumes	—	3,993	—
Weighted-Average Floor Price	$—	$70.01	$—
Weighted-Average Ceiling Price	$—	$84.69	$—
Basis Swaps
WTI Midland-NYMEX WTI Volumes	1,294	4,857	—
Weighted-Average Contract Price	$0.88	$1.21	$—
WTI Houston MEH-NYMEX WTI Volumes	296	1,190	—
Weighted-Average Contract Price	$1.53	$1.82	$—
Roll Differential Swaps
NYMEX WTI Volumes	1,446	7,048	—
Weighted-Average Contract Price	$0.62	$0.57	$—

Gas Derivatives (volumes in BBtu and prices in $ per MMBtu):
Swaps
NYMEX HH Volumes	—	4,185	5,891
Weighted-Average Contract Price	$—	$3.20	$4.20
Collars
NYMEX HH Volumes	8,362	22,342	11,723
Weighted-Average Floor Price	$3.90	$3.61	$3.50
Weighted-Average Ceiling Price	$5.70	$5.76	$5.04
IF HSC Volumes	1,451	—	—
Weighted-Average Floor Price	$4.25	$—	$—
Weighted-Average Ceiling Price	$5.55	$—	$—
Basis Swaps
IF Waha-NYMEX HH Volumes	2,337	20,958	20,501
Weighted-Average Contract Price	$(1.01)	$(0.86)	$(0.66)
IF HSC-NYMEX HH Volumes	2,008	15,898	—
Weighted-Average Contract Price	$(0.25)	$(0.27)	$—

NGL Derivatives (volumes in MBbl and prices in $ per Bbl):
Swaps
OPIS Propane Mont Belvieu Non-TET Volumes	187	—	—
Weighted-Average Contract Price	$36.66	$—	$—
Commodity Derivative Contracts Entered Into Subsequent to September 30, 2023
Subsequent to September 30, 2023, the Company entered into a NYMEX WTI Roll Differential swap contract for the fourth quarter of 2023 for a total of 0.6 MMBbl of oil production at a contract price of $1.59 per Bbl.

Derivative Assets and Liabilities Fair Value
The Company’s commodity derivatives are measured at fair value and are included in the accompanying balance sheets as derivative assets and liabilities, with the exception of derivative instruments that meet the “normal purchase normal sale” exclusion. The Company does not designate its commodity derivative contracts as hedging instruments. The fair value of commodity derivative contracts was a net liability of $16.9 million as of September 30, 2023, and a net asset of $15.8 million as of December 31, 2022.
The following table details the fair value of commodity derivative contracts recorded in the accompanying balance sheets, by category:

	As of September 30, 2023	As of December 31, 2022

	(in thousands)
Derivative assets:
Current assets	$25,524	$48,677
Noncurrent assets	5,294	24,465
Total derivative assets	$30,818	$73,142
Derivative liabilities:
Current liabilities	$43,152	$56,181
Noncurrent liabilities	4,595	1,142
Total derivative liabilities	$47,747	$57,323
Offsetting of Derivative Assets and Liabilities
As of September 30, 2023, and December 31, 2022, all derivative instruments held by the Company were subject to master netting arrangements with various financial institutions. In general, the terms of the Company’s agreements provide for offsetting of amounts payable or receivable between it and the counterparty, at the election of both parties, for transactions that settle on the same date and in the same currency. The Company’s agreements also provide that in the event of an early termination, the counterparties have the right to offset amounts owed or owing under that and any other agreement with the same counterparty. The Company’s accounting policy is to not offset these positions in its accompanying balance sheets.
The following table provides a reconciliation between the gross assets and liabilities reflected on the accompanying balance sheets and the potential effects of master netting arrangements on the fair value of the Company’s commodity derivative contracts:

	Derivative Assets as of		Derivative Liabilities as of
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022

	(in thousands)
Gross amounts presented in the accompanying balance sheets	$30,818	$73,142	$(47,747)	$(57,323)
Amounts not offset in the accompanying balance sheets	(26,940)	(26,136)	26,940	26,136
Net amounts	$3,878	$47,006	$(20,807)	$(31,187)

The following table summarizes the commodity components of the derivative settlement (gain) loss, and the net derivative (gain) loss line items presented within the accompanying unaudited condensed consolidated statements of cash flows (“accompanying statements of cash flows”) and the accompanying statements of operations, respectively:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

	(in thousands)
Derivative settlement (gain) loss:
Oil contracts	$13,446	$120,430	$20,144	$428,811
Gas contracts	(11,643)	61,981	(37,495)	142,369
NGL contracts	(1,489)	3,888	(3,047)	23,900
Total derivative settlement (gain) loss	$314	$186,299	$(20,398)	$595,080

Net derivative (gain) loss:
Oil contracts	$77,857	$(180,300)	$31,172	$235,023
Gas contracts	(4,437)	47,973	(14,655)	142,695
NGL contracts	1,935	(5,250)	(4,165)	7,462
Total net derivative (gain) loss	$75,355	$(137,577)	$12,352	$385,180
Credit Related Contingent Features
As of September 30, 2023, all of the Company’s derivative counterparties were members of the Credit Agreement lender group. The Company does not enter into derivative contracts with counterparties that are not part of the lender group. Under the Credit Agreement, the Company is required to provide mortgage liens on assets having a value equal to at least 85 percent of the total PV-9, as defined in the Credit Agreement, of the Company’s proved oil and gas properties evaluated in the most recent reserve report. Collateral securing indebtedness under the Credit Agreement also secures the Company’s derivative agreement obligations.
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

	As of September 30, 2023			As of December 31, 2022
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

	(in thousands)
Assets:
Derivatives (1)	$—	$30,818	$—	$—	$73,142	$—
Liabilities:
Derivatives (1)	$—	$47,747	$—	$—	$57,323	$—
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
Long-Term Debt
The following table reflects the fair value of the Company’s Senior Notes obligations measured using Level 1 inputs based on quoted secondary market trading prices. These notes were not presented at fair value on the accompanying balance sheets as of September 30, 2023, or December 31, 2022, as they were recorded at carrying value, net of any unamortized deferred financing costs. Please refer to Note 5 - Long-Term Debt above for additional information.

	As of September 30, 2023		As of December 31, 2022
	Principal Amount	Fair Value	Principal Amount	Fair Value

	(in thousands)
5.625% Senior Notes due 2025	$349,118	$341,671	$349,118	$337,821
6.75% Senior Notes due 2026	$419,235	$411,898	$419,235	$409,484
6.625% Senior Notes due 2027	$416,791	$408,168	$416,791	$402,120
6.5% Senior Notes due 2028	$400,000	$383,128	$400,000	$384,520
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
The following table sets forth the calculations of basic and diluted net income per common share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

	(in thousands, except per share data)
Net income	$222,343	$481,240	$570,769	$853,489

Basic weighted-average common shares outstanding	117,823	123,195	119,589	122,318
Dilutive effect of non-vested RSUs, contingent PSUs, and other	505	1,084	576	1,915
Diluted weighted-average common shares outstanding	118,328	124,279	120,165	124,233

Basic net income per common share	$1.89	$3.91	$4.77	$6.98
Diluted net income per common share	$1.88	$3.87	$4.75	$6.87

Note 10 - Compensation Plans
The Company may grant various types of both short-term and long-term incentive-based awards under its compensation plans, such as cash awards, performance-based cash awards, and equity awards to eligible employees. Additionally, the Company grants stock-based compensation to its Board of Directors and provides an employee stock purchase plan. As of September 30, 2023, approximately 2.8 million shares of common stock were available for grant under the Company’s Equity Incentive Compensation Plan (“Equity Plan”).
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
For PSUs granted in 2022 and 2023, which the Company determined to be equity awards, settlement will be determined based on a combination of the following criteria measured over the three-year performance period: the Company’s Total Shareholder Return (“TSR”) relative to the TSR of certain peer companies, the Company’s absolute TSR, free cash flow (“FCF”) generation, and the achievement of certain ESG targets, in each case as defined by the award agreement. The Company initially records compensation expense associated with the issuance of PSUs based on the fair value of the awards as of the grant date. As a portion of these awards depends on performance-based settlement criteria, compensation expense may be adjusted in future periods as the expected number of shares of the Company’s common stock issued to settle the units increases or decreases based on the Company’s expected FCF generation and achievement of certain ESG targets. During the nine months ended September 30, 2023, the Company granted a total of 256,633 PSUs with a grant date fair value of $7.7 million.
Compensation expense for PSUs is recognized within general and administrative expense and exploration expense over the vesting periods of the respective awards. Total compensation expense recorded for PSUs was $1.0 million and $0.6 million for the three months ended September 30, 2023, and 2022, respectively, and $1.8 million and $2.0 million for the nine months ended September 30, 2023, and 2022, respectively. As of September 30, 2023, there was $9.9 million of total unrecognized compensation expense related to non-vested PSUs, which is being amortized through mid-2026.
A summary of activity during the nine months ended September 30, 2023, is presented in the following table:

	PSUs (1)	Weighted-Average Grant-Date Fair Value (2)
Non-vested at beginning of year	273,258	$26.67
Granted	256,633	$29.93
Vested	—	$—
Forfeited	(31,918)	$25.99
Non-vested at end of quarter	497,973	$27.75
____________________________________________
(1)    The number of shares of common stock assumes a multiplier of one. The actual final number of shares of common stock to be issued will range from zero to two times the number of PSUs awarded depending on the three-year performance multiplier.
(2)    Amounts represent price per unit.
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
The Company records compensation expense associated with the issuance of RSUs based on the fair value of the awards as of the date of grant. The fair value of an RSU is equal to the closing price of the Company’s common stock on the date of the grant. Compensation expense for RSUs is recognized within general and administrative expense and exploration expense over the vesting periods of the respective awards. During the nine months ended September 30, 2023, the Company granted to employees a total of 620,420 RSUs with a grant date fair value of $19.8 million, and the Company settled RSUs upon vesting of awards granted in previous years. The Company and a majority of eligible recipients mutually agreed to net share settle a portion of the awards to cover income and payroll tax withholdings, as provided for in the Equity Plan and applicable award agreements. After withholding 249,233 shares to satisfy income and payroll tax withholding obligations, the Company issued 554,216 shares of common stock in accordance with the terms of the applicable award agreements during the nine months ended September 30, 2023.

Total compensation expense recorded for RSUs was $4.1 million and $3.5 million for the three months ended September 30, 2023, and 2022, respectively, and $10.8 million and $10.0 million for the nine months ended September 30, 2023, and 2022, respectively. As of September 30, 2023, there was $30.0 million of total unrecognized compensation expense related to non-vested RSUs, which is being amortized through mid-2026.
A summary of activity during the nine months ended September 30, 2023, is presented in the following table:

	RSUs	Weighted-Average Grant-Date Fair Value (1)
Non-vested at beginning of year	1,375,052	$22.42
Granted	620,420	$31.92
Vested	(803,449)	$16.72
Forfeited	(98,766)	$28.86
Non-vested at end of quarter	1,093,257	$31.42
____________________________________________
(1)    Amounts represent price per unit.
Director Shares
During the nine months ended September 30, 2023, and 2022, the Company issued a total of 56,872 and 29,471 shares, respectively, of its common stock as compensation to its non-employee directors under the Equity Plan. Shares issued during 2023 will fully vest on December 31, 2023, and shares issued during 2022 fully vested on December 31, 2022.
Employee Stock Purchase Plan
Under the Company’s Employee Stock Purchase Plan (“ESPP”), eligible employees may purchase shares of the Company’s common stock through payroll deductions of up to 15 percent of eligible compensation, subject to a maximum of 2,500 shares per offering period and a maximum of $25,000 in value related to purchases for each calendar year. The purchase price of the common stock is 85 percent of the lower of the trading price of the common stock on either the first or last day of the six-month offering period. The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. There were a total of 68,192 and 65,634 shares issued under the ESPP during the nine months ended September 30, 2023, and 2022, respectively. Total proceeds to the Company for the issuance of these shares was $1.8 million and $1.6 million for the nine months ended September 30, 2023, and 2022, respectively. The fair value of ESPP grants is measured at the date of grant using the Black-Scholes option-pricing model.
Please refer to Note 7 - Compensation Plans in the 2022 Form 10-K for additional detail on the Company’s compensation plans.
Note 11 - Acquisitions
Acquisitions
On June 30, 2023, the Company acquired approximately 20,000 net acres of oil and gas properties located in Dawson and northern Martin Counties, Texas. Total consideration paid after purchase price adjustments was $88.9 million. Under authoritative accounting guidance, this transaction was considered to be an asset acquisition. Therefore, the properties were recorded based on the total consideration paid after purchase price adjustments and the transaction costs were capitalized as a component of the cost of the assets acquired.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion includes forward-looking statements. Please refer to the Cautionary Information about Forward-Looking Statements section of this report for important information about these types of statements. Additionally, the following discussion includes sequential quarterly comparison to the financial information presented in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, filed with the SEC on August 3, 2023. Throughout the following discussion, we explain changes between the three months ended September 30, 2023, and the three months ended June 30, 2023 (“sequential quarterly” or “sequentially”), as well as the year-to-date (“YTD”) change between the nine months ended September 30, 2023, and the nine months ended September 30, 2022 (“YTD 2023-over-YTD 2022”).
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
Our asset portfolio is comprised of high-quality assets in the Midland Basin of West Texas and in the Maverick Basin of South Texas that are capable of generating strong returns in the current macroeconomic environment and provide resilience to commodity price risk and volatility. We remain focused on maximizing returns and increasing the value of our top-tier assets through disciplined capital spending, strategic acreage acquisitions, and continued development and optimization of our existing assets. We believe that our high-quality asset base provides for a sustainable approach to prioritizing operational execution, maintaining a strong balance sheet, generating cash flows, returning capital to stockholders, and maintaining strong financial flexibility.
We are committed to exceptional safety, health, and environmental stewardship; supporting the professional development of a diverse and thriving team of employees; building and maintaining partnerships with our stakeholders by investing in and connecting with the communities where we live and work; and transparency in reporting on our progress in these areas. The Environmental, Social and Governance Committee of our Board of Directors oversees, among other things, the development and implementation of the Company’s ESG policies, programs, and initiatives, and together with management reports to our Board of Directors regarding such matters. Further demonstrating our commitment to sustainable operations and environmental stewardship, compensation for our executives and eligible employees under our long-term incentive plan, and compensation for all employees under our short-term incentive plan is calculated based on, in part, certain Company-wide, performance-based metrics that include key financial, operational, environmental, health, and safety measures.
We are impacted by global commodity and financial markets that remain subject to heightened levels of uncertainty and volatility. While the United States inflation rate has decreased since the beginning of the year and the average rate of inflation in 2023 is lower than it was in 2022, inflation continues to impact certain aspects of our business. Tightening of monetary policy by the United States Federal Reserve, declining global oil inventory in storage, continued oil production curtailment agreements among the Organization of the Petroleum Exporting Countries (“OPEC”) plus other non-OPEC oil producing countries (collectively referred to as “OPEC+”), instability in the Middle East, and economic and trade sanctions associated with the war between Russia and Ukraine have driven commodity price volatility, contributed to instances of supply chain disruptions and a rise in interest rates, and could have further industry-specific impacts that may require us to adjust our business plan. For additional detail, please refer to the Risk Factors section in Part I, Item 1A of our 2022 Form 10-K. Despite continuing uncertainty, we expect to maximize the value of our high-quality asset base and sustain strong operational performance and financial stability. We remain focused on returning capital to stockholders through cash flow generation.
Areas of Operations
Our Midland Basin assets are comprised of approximately 110,000 net acres located in the Permian Basin in West Texas (“Midland Basin”). In the third quarter of 2023, drilling and completion activities within our RockStar and Sweetie Peck positions continued to focus primarily on development optimization of our Midland Basin position. Our Midland Basin position provides substantial future development opportunities within multiple oil-rich intervals, including the Spraberry and Wolfcamp formations.
Our South Texas assets are comprised of approximately 155,000 net acres located in Dimmit and Webb Counties, Texas (“South Texas”). In the third quarter of 2023, we focused our operations in South Texas on production from both the Austin Chalk formation and Eagle Ford shale formation, development of the Eagle Ford shale formation, and development and further delineation of the Austin Chalk formation. Our overlapping acreage position in the Maverick Basin in South Texas covers a significant portion of the western Eagle Ford shale and Austin Chalk formations, and includes acreage across the oil, gas-condensate, and dry gas windows with gas composition amenable to processing for NGL extraction.

Third Quarter 2023 Overview and Outlook for the Remainder of 2023
During the third quarter of 2023, we continued to execute on our goal of sustainably returning capital to our stockholders through our Stock Repurchase Program and fixed quarterly dividend by repurchasing and subsequently retiring approximately 2.4 million shares of our outstanding common stock at a cost of $96.3 million, excluding excise taxes, commissions, and fees, and paying quarterly dividends of $0.15 per share totaling $17.8 million. In September 2023, we declared a quarterly cash dividend of $0.15 per share of common stock outstanding to be paid on November 6, 2023. Additionally, our Board of Directors approved an increase to our fixed dividend policy, pursuant to which we intend to pay $0.18 per share per quarter, beginning in the first quarter of 2024. Please refer to Note 3 - Equity in Part I, Item 1 of this report for additional discussion of our Stock Repurchase Program.
We expect our total 2023 capital program, excluding acquisitions and certain leasing efforts, to be approximately $1.1 billion. This reflects an increase from our previous expectation for capital expenditures related to additional working interests acquired in certain wells in the Midland Basin during the third quarter of 2023. Our capital program remains focused on our highly economic oil development projects in both our Midland Basin and South Texas assets. During 2023, we expect to repeat our track record of inventory replacement and growth, and to continue applying our strength in geosciences and development optimization. Please refer to Overview of Liquidity and Capital Resources below for discussion of how we expect to fund the remainder of our 2023 capital program.
Financial and Operational Results. Average net daily equivalent production for the three months ended September 30, 2023, remained flat sequentially at 153.7 MBOE, as a six percent increase from our Midland Basin assets was offset by a six percent decrease from our South Texas assets. These changes were a result of the timing of well completions.
Oil, gas, and NGL realized prices, before the effect of derivative settlements (“realized price” or “realized prices”), increased sequentially by 12 percent, 20 percent, and 13 percent, respectively, as a result of increases in benchmark commodity prices during the third quarter of 2023. Total realized price per BOE increased 16 percent sequentially, resulting in a 17 percent increase in oil, gas, and NGL production revenue, which was $639.7 million for the three months ended September 30, 2023, compared with $546.6 million for the three months ended June 30, 2023. Oil, gas, and NGL production expense of $9.78 per BOE for the three months ended September 30, 2023, decreased six percent sequentially, primarily as a result of a decrease in transportation costs per BOE partially offset by an increase in production tax expense per BOE.
We recorded a net derivative loss of $75.4 million and a net derivative gain of $11.7 million for the three months ended September 30, 2023, and June 30, 2023, respectively. Included within these amounts is a derivative settlement loss of $0.3 million for the three months ended September 30, 2023, and a derivative settlement gain of $15.6 million for the three months ended June 30, 2023.
Operational and financial activities during the three months ended September 30, 2023, resulted in the following:
•Net cash provided by operating activities of $383.0 million, compared with $383.3 million for the three months ended June 30, 2023.
•Net income of $222.3 million, or $1.88 per diluted share, compared with net income of $149.9 million, or $1.25 per diluted share, for the three months ended June 30, 2023.
•Adjusted EBITDAX, a non-GAAP financial measure, of $475.6 million, compared with $390.2 million for the three months ended June 30, 2023. Please refer to the caption Non-GAAP Financial Measures below for additional discussion and our definition of adjusted EBITDAX and reconciliations to net income and net cash provided by operating activities.
Please refer to Overview of Selected Production and Financial Information, Including Trends and Comparison of Financial Results and Trends Between the Three Months Ended September 30, 2023, and June 30, 2023, and Between the Nine Months Ended September 30, 2023, and 2022 below for additional discussion.
Operational Activities. In our Midland Basin program, we operated three drilling rigs and one completion crew, drilled 19 gross (11 net) wells, completed 20 gross (17 net) wells, and acquired five net wells during the third quarter of 2023. Average net daily equivalent production volumes increased sequentially by six percent to 77.4 MBOE. Costs incurred in our Midland Basin program during the three months ended September 30, 2023, totaled $161.3 million, or 62 percent of our total costs incurred for the period. During the remainder of 2023, we expect our activity to focus on developing formations within our RockStar and Sweetie Peck positions, and on developing our recently acquired acreage. We added a fourth drilling rig at the end of the third quarter of 2023 and we anticipate operating four drilling rigs for the remainder of 2023. Subsequent to September 30, 2023, we added a second completion crew and we anticipate operating between one and two completion crews for the remainder of 2023.
In our South Texas program, we operated two drilling rigs and one completion crew for a portion of the quarter, drilled 13 gross (13 net) wells, and completed 13 gross (13 net) wells during the third quarter of 2023. Average net daily equivalent production volumes decreased sequentially by six percent to 76.3 MBOE. Costs incurred in our South Texas program during the three months ended September 30, 2023, totaled $90.7 million, or 35 percent of our total costs incurred for the period. We anticipate operating two drilling rigs for the remainder of 2023 and one completion crew for a majority of the remainder of 2023, focused primarily on developing the Austin Chalk formation.
The table below provides a quarterly summary of changes in our drilled but not completed well count and current year drilling and completion activity in our operated programs for the three and nine months ended September 30, 2023:

	Midland Basin		South Texas (1)		Total
	Gross	Net	Gross	Net	Gross	Net
Wells drilled but not completed at December 31, 2022	49	40	29	28	78	69
Wells drilled	8	7	7	7	15	14
Wells completed	(12)	(10)	(17)	(16)	(29)	(26)
Wells drilled but not completed at March 31, 2023	45	37	19	19	64	56
Wells drilled	11	5	12	12	23	17
Wells completed	(20)	(16)	(8)	(8)	(28)	(24)
Wells drilled but not completed at June 30, 2023	36	27	23	23	59	50
Wells drilled	19	11	13	13	32	24
Wells completed	(20)	(17)	(13)	(13)	(33)	(30)
Wells acquired (2)	—	5	—	—	—	5
Wells drilled but not completed at September 30, 2023	35	25	23	23	58	48
____________________________________________
Note: Amounts may not calculate due to rounding.
(1)    The South Texas drilled but not completed well count as of December 31, 2022, included nine gross (nine net) wells that were not included in our five-year development plan as of December 31, 2022, eight of which were in the Eagle Ford shale formation.
(2)    Amount relates to additional working interests acquired during the three months ended September 30, 2023, on wells drilled during the first half of 2023, that were not completed as of September 30, 2023.
Costs Incurred. Costs incurred in oil and gas property acquisition, exploration, and development activities, whether capitalized or expensed, totaled $260.6 million and $943.2 million for the three and nine months ended September 30, 2023, respectively, and were primarily incurred in our Midland Basin and South Texas programs as discussed in Operational Activities above. Of our total costs incurred for the three and nine months ended September 30, 2023, $20.6 million and $111.9 million, respectively, related to proved and unproved property acquisitions in the Midland Basin, including the acquisition of additional working interests in certain wells.

Production Results. The table below presents our production by product type for each of our assets for the periods presented:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	June 30, 2023	September 30, 2023	September 30, 2022
Midland Basin Production:
Oil (MMBbl)	4.5	4.2	13.0	14.7
Gas (Bcf)	15.4	14.8	44.6	47.5
NGLs (MMBbl)	—	—	—	—
Equivalent (MMBOE)	7.1	6.6	20.4	22.6
Average net daily equivalent (MBOE per day)	77.4	73.0	74.8	82.9
Relative percentage	50%	47%	49%	57%

South Texas Production:
Oil (MMBbl)	1.6	1.7	4.7	3.6
Gas (Bcf)	17.5	18.9	54.2	46.3
NGLs (MMBbl)	2.5	2.6	7.2	5.9
Equivalent (MMBOE)	7.0	7.4	21.0	17.2
Average net daily equivalent (MBOE per day)	76.3	81.4	76.7	63.0
Relative percentage	50%	53%	51%	43%

Total Production:
Oil (MMBbl)	6.2	5.9	17.7	18.3
Gas (Bcf)	32.9	33.7	98.9	93.8
NGLs (MMBbl)	2.5	2.6	7.2	5.9
Equivalent (MMBOE)	14.1	14.1	41.4	39.8
Average net daily equivalent (MBOE per day)	153.7	154.4	151.5	145.8
____________________________________________
Note: Amounts may not calculate due to rounding.
Please refer to Overview of Selected Production and Financial Information, Including Trends and Comparison of Financial Results and Trends Between the Three Months Ended September 30, 2023, and June 30, 2023, and Between the Nine Months Ended September 30, 2023, and 2022 below for discussion on production.
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

The following table summarizes commodity price data, as well as the effect of derivative settlements, for the three months ended September 30, 2023, June 30, 2023, and September 30, 2022:

	For the Three Months Ended
	September 30, 2023	June 30, 2023	September 30, 2022
Oil (per Bbl):
Average NYMEX contract monthly price	$82.26	$73.78	$91.56
Realized price	$80.95	$72.12	$92.66
Effect of oil derivative settlements	$(2.18)	$(0.08)	$(21.22)
Gas:
Average NYMEX monthly settle price (per MMBtu)	$2.55	$2.10	$8.20
Realized price (per Mcf)	$2.48	$2.07	$7.58
Effect of gas derivative settlements (per Mcf)	$0.35	$0.43	$(2.00)
NGLs (per Bbl):
Average OPIS price (1)	$27.81	$25.21	$42.47
Realized price	$23.61	$20.83	$36.36
Effect of NGL derivative settlements	$0.60	$0.61	$(2.11)
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
Given the uncertainty surrounding global financial markets, production output from OPEC+, instability in the Middle East, economic and trade sanctions associated with the war between Russia and Ukraine, and the potential impacts of these issues on global commodity markets, we expect benchmark prices for oil, gas, and NGLs to remain volatile for the foreseeable future, and we cannot reasonably predict the timing or likelihood of any future impacts that may result, which could include further inflation, supply chain disruptions, a continued rise in interest rates, and industry-specific impacts. In addition to supply and demand fundamentals, as global commodities, the prices for oil, gas, and NGLs are affected by real or perceived geopolitical risks in various regions of the world as well as the relative strength of the United States dollar compared to other currencies. Our realized prices at local sales points may also be affected by infrastructure capacity or outages in the areas of our operations and beyond.
The following table summarizes 12-month strip prices for NYMEX WTI oil, NYMEX Henry Hub gas, and OPIS NGLs as of October 26, 2023, and September 30, 2023:

	As of October 26, 2023	As of September 30, 2023
NYMEX WTI oil (per Bbl)	$80.49	$84.26
NYMEX Henry Hub gas (per MMBtu)	$3.38	$3.20
OPIS NGLs (per Bbl)	$26.71	$28.32
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

Financial Results of Operations and Additional Comparative Data
The tables below provide information regarding selected production and financial information for the three months ended September 30, 2023, and the preceding three quarters:

	For the Three Months Ended
	September 30,	June 30,	March 31,	December 31,
	2023	2023	2023	2022

	(in millions)
Production (MMBOE)	14.1	14.1	13.2	13.1
Oil, gas, and NGL production revenue	$639.7	$546.6	$570.8	$669.3
Oil, gas, and NGL production expense	$138.3	$145.6	$142.3	$150.7
Depletion, depreciation, amortization, and asset retirement obligation liability accretion	$189.4	$157.8	$154.2	$143.6
Exploration	$10.2	$15.0	$18.4	$10.8
General and administrative	$29.3	$27.5	$27.7	$32.8
Net income	$222.3	$149.9	$198.6	$258.5
Selected Performance Metrics

	For the Three Months Ended
	September 30,	June 30,	March 31,	December 31,
	2023	2023	2023	2022
Average net daily equivalent production (MBOE per day)	153.7	154.4	146.4	142.9
Lease operating expense (per BOE)	$5.08	$4.98	$5.16	$5.20
Transportation costs (per BOE)	$2.07	$2.89	$2.81	$2.86
Production taxes as a percent of oil, gas, and NGL production revenue	4.3%	4.3%	4.7%	4.8%
Ad valorem tax expense (per BOE)	$0.70	$0.83	$0.81	$0.97
Depletion, depreciation, amortization, and asset retirement obligation liability accretion (per BOE)	$13.39	$11.23	$11.70	$10.93
General and administrative (per BOE)	$2.07	$1.96	$2.10	$2.50
____________________________________________
Note: Amounts may not calculate due to rounding.

Overview of Selected Production and Financial Information, Including Trends

	For the Three Months Ended		Amount Change Between Periods	Percent Change Between Periods	For the Nine Months Ended		Amount Change Between Periods	Percent Change Between Periods
	September 30,	June 30,			September 30,	September 30,
	2023	2023			2023	2022
Net production volumes: (1)
Oil (MMBbl)	6.2	5.9	0.3	5%	17.7	18.3	(0.6)	(3)%
Gas (Bcf)	32.9	33.7	(0.8)	(2)%	98.9	93.8	5.0	5%
NGLs (MMBbl)	2.5	2.6	(0.1)	(3)%	7.2	5.9	1.3	22%
Equivalent (MMBOE)	14.1	14.1	0.1	1%	41.4	39.8	1.6	4%
Average net daily production: (1)
Oil (MBbl per day)	67.0	64.5	2.5	4%	64.8	66.9	(2.1)	(3)%
Gas (MMcf per day)	357.9	370.4	(12.5)	(3)%	362.2	343.7	18.5	5%
NGLs (MBbl per day)	27.0	28.2	(1.2)	(4)%	26.3	21.6	4.7	22%
Equivalent (MBOE per day)	153.7	154.4	(0.7)	—%	151.5	145.8	5.7	4%
Oil, gas, and NGL production revenue (in millions): (1)
Oil production revenue	$499.2	$423.4	$75.8	18%	$1,343.5	$1,800.3	$(456.8)	(25)%
Gas production revenue	81.8	69.7	12.1	17%	245.3	645.9	(400.7)	(62)%
NGL production revenue	58.7	53.4	5.2	10%	168.3	230.5	(62.2)	(27)%
Total oil, gas, and NGL production revenue	$639.7	$546.6	$93.1	17%	$1,757.0	$2,676.7	$(919.6)	(34)%
Oil, gas, and NGL production expense (in millions): (1)
Lease operating expense	$71.9	$69.9	$2.0	3%	$209.9	$198.2	$11.7	6%
Transportation costs	29.2	40.6	(11.4)	(28)%	106.9	112.4	(5.5)	(5)%
Production taxes	27.3	23.4	3.9	17%	77.4	130.7	(53.3)	(41)%
Ad valorem tax expense	9.8	11.6	(1.8)	(16)%	32.1	29.0	3.1	11%
Total oil, gas, and NGL production expense	$138.3	$145.6	$(7.3)	(5)%	$426.2	$470.2	$(44.0)	(9)%
Realized price:
Oil (per Bbl)	$80.95	$72.12	$8.83	12%	$75.90	$98.52	$(22.62)	(23)%
Gas (per Mcf)	$2.48	$2.07	$0.41	20%	$2.48	$6.88	$(4.40)	(64)%
NGLs (per Bbl)	$23.61	$20.83	$2.78	13%	$23.40	$39.04	$(15.64)	(40)%
Per BOE	$45.24	$38.89	$6.35	16%	$42.47	$67.23	$(24.76)	(37)%
Per BOE data: (1)
Oil, gas, and NGL production expense:
Lease operating expense	$5.08	$4.98	$0.10	2%	$5.07	$4.98	$0.09	2%
Transportation costs	2.07	2.89	(0.82)	(28)%	2.58	2.82	(0.24)	(9)%
Production taxes	1.93	1.66	0.27	16%	1.87	3.28	(1.41)	(43)%
Ad valorem tax expense	0.70	0.83	(0.13)	(16)%	0.78	0.73	0.05	7%
Total oil, gas, and NGL production expense (1)	$9.78	$10.36	$(0.58)	(6)%	$10.30	$11.81	$(1.51)	(13)%
Depletion, depreciation, amortization, and asset retirement obligation liability accretion	$13.39	$11.23	$2.16	19%	$12.12	$11.56	$0.56	5%
General and administrative	$2.07	$1.96	$0.11	6%	$2.04	$2.05	$(0.01)	—%
Derivative settlement gain (loss) (2)	$(0.02)	$1.11	$(1.13)	(102)%	$0.49	$(14.95)	$15.44	103%
Earnings per share information (in thousands, except per share data): (3)
Basic weighted-average common shares outstanding	117,823	119,408	(1,585)	(1)%	119,589	122,318	(2,729)	(2)%
Diluted weighted-average common shares outstanding	118,328	120,074	(1,746)	(1)%	120,165	124,233	(4,068)	(3)%
Basic net income per common share	$1.89	$1.26	$0.63	50%	$4.77	$6.98	$(2.21)	(32)%
Diluted net income per common share	$1.88	$1.25	$0.63	50%	$4.75	$6.87	$(2.12)	(31)%

______________________________________
(1)    Amounts and percentage changes may not calculate due to rounding.
(2)    Derivative settlements for the three months ended September 30, 2023, and for the nine months ended September 30, 2023, and 2022, are included within the net derivative (gain) loss line item in the accompanying statements of operations.
(3)    Please refer to Note 9 - Earnings Per Share in Part I, Item 1 of this report for additional discussion.
Average net daily equivalent production for the three months ended September 30, 2023, remained flat sequentially as a six percent increase from our Midland Basin assets was offset by a six percent decrease from our South Texas assets, resulting from the timing of well completions. Average net daily equivalent production increased four percent YTD 2023-over-YTD 2022 as a result of an increase in well completions. The total YTD 2023-over-YTD 2022 increase in average net daily equivalent production consisted of a 22 percent increase from our South Texas assets partially offset by a 10 percent decrease from our Midland Basin assets, resulting from the timing of well completions, and the timing of capital expenditures during 2022 and 2023. We expect a slight increase in total net equivalent production for the full-year 2023, compared with 2022, primarily driven by an increase in well completions and increased production from our South Texas assets as we benefit from reduced production curtailments attributable to the build-out of South Texas oil handling capacity.
We present certain information on a per BOE basis in order to evaluate our performance relative to our peers and to identify and measure trends we believe may require additional analysis and discussion.
Our realized price on a per BOE basis increased $6.35 sequentially as a result of increases in oil, gas, and NGL benchmark prices. For the three months ended September 30, 2023, we recognized a loss on the settlement of our commodity derivative contracts of $0.02 per BOE, compared to a gain on the settlement of our commodity derivative contracts of $1.11 per BOE for the three months ended June 30, 2023. Our realized price on a per BOE basis decreased $24.76 YTD 2023-over-YTD 2022 as a result of decreases in oil, gas, and NGL benchmark prices. For the nine months ended September 30, 2023, we recognized a gain on the settlement of our commodity derivative contracts of $0.49 per BOE, compared to a loss of $14.95 per BOE for the same period in 2022.
LOE on a per BOE basis increased two percent both sequentially and YTD 2023-over-YTD 2022. The sequential quarterly increase was a result of a shift in our production mix from our South Texas assets to our Midland Basin assets, which have higher unit operating costs, partially offset by a decrease in workover expense. The YTD 2023-over-YTD 2022 increase was a result of increased workover activity and increases in labor costs, both of which we expect will lead to an increase in LOE on a per BOE basis for the full-year 2023, compared with 2022. We anticipate volatility in LOE on a per BOE basis as a result of changes in total production, changes in our overall production mix, timing of workover projects, and industry activity, all of which affect total LOE.
Transportation costs on a per BOE basis decreased 28 percent sequentially and decreased nine percent YTD 2023-over-YTD 2022 as a result of the expiration of a long-term contract in South Texas on June 30, 2023. In general, we expect total transportation costs to fluctuate relative to changes in gas and NGL production from our South Texas assets, where we incur a majority of our transportation costs. For the full-year 2023, we expect transportation costs on a per BOE basis to decrease compared with 2022, as a result of the expiration of the long-term contract discussed above.
Production tax expense on a per BOE basis increased 16 percent sequentially as a result of increases in realized prices, and decreased 43 percent YTD 2023-over-YTD 2022, as a result of decreases in realized prices. Our overall production tax rate for the three and nine months ended September 30, 2023, was 4.3 percent and 4.4 percent, respectively, compared with 4.3 percent for the three months ended June 30, 2023, and 4.9 percent for the nine months ended September 30, 2022. We generally expect production tax expense to correlate with oil, gas, and NGL production revenue on an absolute and per BOE basis. Product mix, the location of production, and incentives to encourage oil and gas development can also impact the amount of production tax expense that we recognize.
Ad valorem tax expense on a per BOE basis decreased 16 percent sequentially and increased seven percent YTD 2023-over-YTD 2022 as a result of changes to the assessed values of our producing properties. We anticipate volatility in ad valorem tax expense on a per BOE and absolute basis as the valuation of our producing properties changes, which is generally driven by fluctuations in commodity prices.
Depletion, depreciation, amortization, and asset retirement obligation liability accretion (“DD&A”) expense on a per BOE basis increased 19 percent sequentially due to inflation, and an increase in production from our Midland Basin assets, which have a higher DD&A rate than our South Texas assets. DD&A expense on a per BOE basis increased five percent YTD 2023-over-YTD 2022 due to inflation, partially offset by a shift in production mix due to higher activity in our South Texas assets, which have a lower DD&A rate than our Midland Basin assets. Our DD&A rate fluctuates as a result of changes in our production mix, changes in our total estimated proved reserve volumes, changes in capital allocation, impairments, acquisition and divestiture activity, and carrying cost funding and sharing arrangements with third parties. We expect DD&A expense per BOE and on an absolute basis to increase in 2023, compared with 2022, primarily as a result of cost increases, partially offset by a shift in production mix to our South Texas assets.
General and administrative (“G&A”) expense on a per BOE basis increased six percent sequentially primarily as a result of increased compensation expense. G&A expense on a per BOE basis remained flat YTD 2023-over-YTD 2022. We currently expect G&A expense to remain relatively flat per BOE and on an absolute basis for the full-year 2023 compared with 2022.

Please refer to Comparison of Financial Results and Trends Between the Three Months Ended September 30, 2023, and June 30, 2023, and Between the Nine Months Ended September 30, 2023, and 2022 below for additional discussion of operating expenses.
Comparison of Financial Results and Trends Between the Three Months Ended September 30, 2023, and June 30, 2023, and Between the Nine Months Ended September 30, 2023, and 2022
Average net daily equivalent production, oil, gas, and NGL production revenue, and oil, gas, and NGL production expense
Sequential Quarterly Changes. The following table presents changes in our average net daily equivalent production, oil, gas, and NGL production revenue, and oil, gas, and NGL production expense, by area, between the three months ended September 30, 2023, and June 30, 2023:

	Net Equivalent Production Increase (Decrease)	Oil, Gas, and NGL Production Revenue Increase	Oil, Gas, and NGL Production Expense Increase (Decrease)
	(MBOE per day)	(in millions)	(in millions)
Midland Basin	4.4	$75.4	$6.6
South Texas	(5.1)	17.8	(13.9)
Total	(0.7)	$93.1	$(7.3)
__________________________________________
Note: Amounts may not calculate due to rounding.
Average net daily equivalent production volumes remained flat, as a six percent increase from our Midland Basin assets was offset by a six percent decrease from our South Texas assets. As a result of increases in benchmark commodity prices, realized prices for oil, gas, and NGLs increased 12 percent, 20 percent, and 13 percent, respectively, resulting in a 17 percent increase in oil, gas, and NGL production revenue. Oil, gas, and NGL production expense decreased five percent, primarily driven by a decrease in transportation costs, partially offset by an increase in production tax expense.
YTD 2023-over-YTD 2022 Changes. The following table presents changes in our average net daily equivalent production, oil, gas, and NGL production revenue, and oil, gas, and NGL production expense, by area, between the nine months ended September 30, 2023, and 2022:

	Net Equivalent Production Increase (Decrease)	Oil, Gas, and NGL Production Revenue Decrease	Oil, Gas, and NGL Production Expense Decrease
	(MBOE per day)	(in millions)	(in millions)
Midland Basin	(8.1)	$(688.8)	$(39.9)
South Texas	13.8	(230.9)	(4.1)
Total	5.7	$(919.6)	$(44.0)
__________________________________________
Note: Amounts may not calculate due to rounding.
Average net daily equivalent production volumes increased four percent, consisting of a 22 percent increase from our South Texas assets, partially offset by a 10 percent decrease from our Midland Basin assets. As a result of decreases in benchmark commodity prices, realized prices for oil, gas, and NGLs decreased 23 percent, 64 percent, and 40 percent, respectively. These decreases were partially offset by increased average net daily equivalent production resulting in a 34 percent decrease in oil, gas, and NGL production revenue. Oil, gas, and NGL production expense decreased nine percent, primarily driven by decreases in production tax expense and transportation costs, partially offset by increases in LOE and ad valorem tax expense.
Please refer to Overview of Selected Production and Financial Information, Including Trends above for additional discussion, including discussion of trends on a per BOE basis.
Depletion, depreciation, amortization, and asset retirement obligation liability accretion

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	June 30, 2023	September 30, 2023	September 30, 2022

	(in millions)
Depletion, depreciation, amortization, and asset retirement obligation liability accretion	$189.4	$157.8	$501.4	$460.2

DD&A expense increased 20 percent sequentially and increased nine percent YTD 2023-over-YTD 2022. The sequential quarterly increase primarily resulted from inflation and an increase in production from our Midland Basin assets, which have a higher DD&A rate than our South Texas assets. The YTD 2023-over-YTD 2022 increase resulted from a combination of inflation and a four percent increase in average net daily equivalent production. These increases were partially offset by a shift in production mix due to higher activity in our South Texas assets, which have a lower DD&A rate than our Midland Basin assets. Please refer to Overview of Selected Production and Financial Information, Including Trends above for discussion of DD&A expense on a per BOE basis.
Exploration

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	June 30, 2023	September 30, 2023	September 30, 2022

	(in millions)
Geological, geophysical, and other expenses	$2.7	$7.4	$20.7	$21.8
Overhead	7.5	7.6	22.9	22.3
Total	$10.2	$15.0	$43.6	$44.1
Exploration expense decreased 32 percent sequentially primarily due to a decrease in geological and geophysical expense. Exploration expense remained flat YTD 2023-over-YTD 2022. Exploration expense fluctuates based on actual geological and geophysical studies we perform within an exploratory area, exploratory dry hole expense incurred, and changes in the amount of allocated overhead.
General and administrative

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	June 30, 2023	September 30, 2023	September 30, 2022

	(in millions)
General and administrative	$29.3	$27.5	$84.4	$81.7
G&A expense increased six percent sequentially and increased three percent YTD 2023-over-YTD 2022, primarily as a result of increased compensation expense. We currently expect G&A expense to remain relatively flat on an absolute basis for the full-year 2023 compared with 2022, but G&A expense can be impacted by full-year financial and operational results. Please refer to the section Overview of Selected Production and Financial Information, Including Trends above for discussion of G&A expense on a per BOE basis.
Net derivative (gain) loss

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	June 30, 2023	September 30, 2023	September 30, 2022

	(in millions)
Net derivative (gain) loss	$75.4	$(11.7)	$12.4	$385.2
Net derivative (gain) loss is a result of changes in fair values associated with fluctuations in the forward price curves for the commodities underlying our outstanding derivative contracts and the monthly cash settlements of our derivative positions during the period. Compared to our derivative contract prices, we expect increases in benchmark commodity prices to result in net derivative losses, and decreases in benchmark commodity prices to result in net derivative gains. Please refer to Note 7 - Derivative Financial Instruments in Part I, Item 1 of this report for additional discussion.
Interest expense

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	June 30, 2023	September 30, 2023	September 30, 2022

	(in millions)
Interest expense	$(23.1)	$(22.1)	$(67.7)	$(97.7)

Interest expense increased four percent sequentially and decreased 31 percent YTD 2023-over-YTD 2022. The sequential quarterly increase was primarily driven by a decrease in capitalized interest as a result of the timing of the development of our wells in progress. The YTD 2023-over-YTD 2022 decrease was a result of the reduction in the aggregate principal amount of our Senior Notes through various transactions in 2022, including the redemption of our 2024 Senior Notes on February 14, 2022, and the redemption of our 2025 Senior Secured Notes on June 17, 2022. As a result of these transactions, we expect interest expense to decrease for the full-year 2023, compared with 2022. Additionally, total interest expense can vary based on the timing and amount of borrowings under our revolving credit facility. Please refer to Note 5 - Long-Term Debt in Part I, Item 1 of this report and Overview of Liquidity and Capital Resources below for additional discussion.
Loss on extinguishment of debt

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	June 30, 2023	September 30, 2023	September 30, 2022

	(in millions)
Loss on extinguishment of debt	$—	$—	$—	$(67.6)
The redemption of our 2025 Senior Secured Notes on June 17, 2022, resulted in a net loss on extinguishment of debt of $67.2 million for the nine months ended September 30, 2022, which included $33.5 million of premium paid, $26.3 million of accelerated expense recognition of the remaining unamortized debt discount, and $7.4 million of accelerated expense recognition of the remaining unamortized deferred financing costs.
Income tax (expense) benefit

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	June 30, 2023	September 30, 2023	September 30, 2022

	(in millions, except tax rate)
Income tax (expense) benefit	$46.0	$(42.1)	$(51.6)	$(219.0)
Effective tax rate	(26.1)%	21.9%	8.3%	20.4%
Our effective tax rate decreased both sequentially and YTD 2023-over-YTD 2022 primarily due to benefits recognized from the result of the multi-year R&D credit study completed during the third quarter of 2023, which were partially offset by a release of the valuation allowance during the nine months ended September 30, 2022, that lowered the effective tax rate compared to no valuation benefit recognized during the nine months ended September 30, 2023. The tax rates for each period presented also reflect the proportional effects of state income taxes, limits on expensing of certain covered individual’s compensation, and the cumulative effect of other small differences. Based on current projections, we estimate that after utilization of a portion of the R&D credits, between $10.0 million and $15.0 million of full-year 2023 income tax expense will be current.
We made $6.2 million of cash tax payments during the nine months ended September 30, 2023, primarily related to Texas franchise taxes.
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
Sources of Cash
For the nine months ended September 30, 2023, we funded our capital expenditures, return of capital program, and asset acquisitions with cash flows from operating activities and cash on hand, and we expect that to continue for the remainder of 2023. However, we may also use borrowings under our revolving credit facility or raise funds through new debt or equity offerings or from other sources of financing. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current stockholders could be diluted, and these newly issued securities may have rights, preferences, or privileges senior to those of certain existing stockholders and bondholders. Additionally, we may enter into carrying cost and sharing arrangements with third parties for certain exploration or development programs.
Our credit ratings affect the availability of, and cost for us to borrow, additional funds. Two major credit rating agencies upgraded our credit rating during 2023, citing our ability to consistently generate meaningful cash flows, disciplined capital spending, return of capital to stockholders, debt redemptions during 2022, and sustained strong operational performance, including our established inventory of drilling locations in our primary plays, all of which contribute to our strong liquidity profile. All of our sources of liquidity can be affected by the general conditions of the broader economy, force majeure events, fluctuations in commodity prices, operating costs, interest rate changes, tax law changes, and volumes produced, all of which affect us and our industry.
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
Credit Agreement
Our Credit Agreement provides for a senior secured revolving credit facility with a maximum loan amount of $3.0 billion. As of September 30, 2023, the borrowing base and aggregate lender commitments under our Credit Agreement were $2.5 billion and $1.25 billion, respectively. The borrowing base is subject to regular, semi-annual redetermination, which considers the value of both our proved oil and gas properties reflected in our most recent reserve report and commodity derivative contracts, each as determined by our lender group. Subsequent to September 30, 2023, the semi-annual borrowing base redetermination was completed, which reaffirmed both our borrowing base and aggregate lender commitments at existing amounts. The next scheduled borrowing base redetermination date is April 1, 2024. No individual bank participating in the Credit Agreement represents more than 10 percent of the aggregate lender commitment. We must comply with certain financial and non-financial covenants under the terms of the Credit Agreement. We were in compliance with all financial and non-financial covenants under the Credit Agreement as of September 30, 2023, and through the filing of this report. Please refer to Note 5 - Long-Term Debt in Part I, Item 1 of this report for additional discussion, as well as the presentation of the outstanding balance, total amount of letters of credit, and available borrowing capacity under the Credit Agreement as of October 26, 2023, September 30, 2023, and December 31, 2022.
We had no revolving credit facility borrowings during the nine months ended September 30, 2023, and 2022. Cash flows provided by our operating activities, proceeds received from divestitures of properties, capital markets activities including open market debt repurchases, debt redemptions, repayment of scheduled debt maturities, other financing activities, and our capital expenditures, including acquisitions, all impact the amount we borrow under our revolving credit facility.
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
The following table presents our weighted-average interest rates and our weighted-average borrowing rates for the periods presented:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	June 30, 2023	September 30, 2023	September 30, 2022
Weighted-average interest rate	7.0%	7.1%	7.1%	7.8%
Weighted-average borrowing rate	6.4%	6.4%	6.4%	7.0%
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
Uses of Cash
We use cash for the development, exploration, and acquisition of oil and gas properties; for the payment of operating and general and administrative costs, income taxes, dividends, debt obligations, including interest and early repayments or redemptions; and for repurchases of shares of our common stock under the Stock Repurchase Program. Expenditures for the development, exploration, and acquisition of oil and gas properties are the primary use of our capital resources. During the nine months ended September 30, 2023, we spent $876.1 million on capital expenditures and on acquisitions of proved and unproved oil and gas properties, including the acquisition of additional working interests in certain wells. This amount differs from the costs incurred amount of $943.2 million for the nine months ended September 30, 2023, as costs incurred is an accrual-based amount that also includes asset retirement obligations, geological and geophysical expenses, and exploration overhead amounts.
The amount and allocation of our future capital expenditures will depend upon a number of factors, including our cash flows from operating, investing, and financing activities, our ability to execute our development program, inflation, and the number and size of acquisitions that we complete. In addition, the impact of oil, gas, and NGL prices on investment opportunities, the availability of capital, tax law and other regulatory changes, and the timing and results of our exploration and development activities may lead to changes in funding requirements for future development. We periodically review our capital expenditure budget and guidance to assess if changes are necessary based on current and projected cash flows, acquisition and divestiture activities, debt requirements, and other factors. Our total 2023 capital program, which we expect to fund with cash flows from operations, is expected to be approximately $1.1 billion and excludes acquisitions and certain leasing efforts. This amount reflects an increase from our previous expectation for capital expenditures related to additional working interests acquired in certain wells in the Midland Basin during the third quarter of 2023.
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
During the nine months ended September 30, 2023, and 2022, we repurchased and subsequently retired 6.3 million and 0.5 million shares, respectively, of our common stock at a cost of $205.1 million and $20.2 million, respectively, excluding excise taxes, commissions, and fees. As of September 30, 2023, $237.7 million remained available under the Stock Repurchase Program for repurchases of our common stock. Please refer to Note 3 - Equity in Part I, Item 1 of this report for additional discussion.
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
During the nine months ended September 30, 2023, and 2022, we paid $54.2 million and $1.2 million, respectively, in dividends to our stockholders. In September 2023, we declared a quarterly cash dividend of $0.15 per share of common stock outstanding to be paid on November 6, 2023. Additionally, our Board of Directors approved an increase to our quarterly fixed dividend policy, pursuant to which we intend to pay $0.18 per share per quarter, beginning in the first quarter of 2024. We currently intend to continue paying dividends to our stockholders for the foreseeable future, subject to our future earnings, our financial condition, covenants under our Credit Agreement and indentures governing each series of our outstanding Senior Notes, and other factors that could arise. The payment and amount of future dividends remains at the discretion of our Board of Directors.
Analysis of Cash Flow Changes Between the Nine Months Ended September 30, 2023, and 2022
The following tables present changes in cash flows between the nine months ended September 30, 2023, and 2022, for our operating, investing, and financing activities. The analysis following each table should be read in conjunction with our accompanying statements of cash flows in Part I, Item 1 of this report.

Operating activities

	For the Nine Months Ended September 30,		Amount Change Between Periods
	2023	2022

	(in millions)
Net cash provided by operating activities	$1,097.9	$1,398.0	$(300.1)
Net cash provided by operating activities decreased for the nine months ended September 30, 2023, compared with the same period in 2022, primarily as a result of an $893.4 million decrease in cash received from oil, gas, and NGL production revenue net of transportation costs and production taxes and an increase of $44.3 million in cash paid for LOE and ad valorem taxes, partially offset by a $626.7 million decrease in cash paid on settled derivative trades and a $45.9 million decrease in cash paid for interest. Net cash provided by operating activities is also affected by working capital changes and the timing of cash receipts and disbursements.
Investing activities

	For the Nine Months Ended September 30,		Amount Change Between Periods
	2023	2022

	(in millions)
Net cash used in investing activities	$(875.4)	$(592.4)	$(283.0)
Net cash used in investing activities increased for the nine months ended September 30, 2023, compared with the same period in 2022, as a result of a $174.9 million increase in capital expenditures and $109.3 million of cash paid to acquire proved and unproved oil and gas properties in the Midland Basin, including the acquisition of additional working interests in certain wells. Please refer to Note 11 - Acquisitions in Part I, Item 1 of this report for additional discussion of acquisition of proved and unproved oil and gas properties.
Financing activities

	For the Nine Months Ended September 30,		Amount Change Between Periods
	2023	2022

	(in millions)
Net cash used in financing activities	$(265.5)	$(639.9)	$374.4
Net cash used in financing activities for the nine months ended September 30, 2023, primarily related to $205.2 million of cash paid, including commissions and fees, to repurchase and subsequently retire 6.3 million shares of our common stock under the Stock Repurchase Program and $54.2 million of dividends paid.
Net cash used in financing activities for the nine months ended September 30, 2022, related to $480.2 million of cash paid, including premium, to redeem our 2025 Senior Secured Notes, and $104.8 million of cash paid to redeem our 2024 Senior Notes. Additionally, we paid $25.1 million for the net share settlement of employee stock awards and $20.2 million, including commissions and fees, to repurchase and subsequently retire 0.5 million shares of our common stock under the Stock Repurchase Program.
Interest Rate Risk
We are exposed to market and credit risk due to the floating interest rate associated with any outstanding balance on our revolving credit facility. Our Credit Agreement allows us to fix the interest rate for all or a portion of the principal balance of our revolving credit facility for a period up to six months. To the extent that the interest rate is fixed, interest rate changes will affect the revolving credit facility’s fair value but will not affect results of operations or cash flows. Conversely, for the portion of the revolving credit facility that has a floating interest rate, interest rate changes will not affect the fair value but will affect future results of operations and cash flows. Changes in interest rates do not affect the amount of interest we pay on our fixed-rate Senior Notes, but can affect their fair values. As of September 30, 2023, our outstanding principal amount of fixed-rate debt totaled $1.6 billion, and we had no floating-rate debt outstanding. Please refer to Note 8 - Fair Value Measurements in Part I, Item 1 of this report for additional discussion on the fair values of our Senior Notes.
The Federal Reserve has continued to increase short-term interest rates in 2023. These increases, and any future increases, are likely to increase the cost of and affect our ability to borrow funds.

Commodity Price Risk
The prices we receive for our oil, gas, and NGL production directly affect our revenue, profitability, access to capital, ability to execute our Stock Repurchase Program and pay dividends, and future rate of growth. Oil, gas, and NGL prices are subject to unpredictable fluctuations resulting from a variety of factors that are typically beyond our control, including changes in supply and demand associated with the broader macroeconomic environment, constraints on gathering systems, processing facilities, pipelines, and other transportation systems, and weather-related events. The markets for oil, gas, and NGLs have been volatile, especially over the last decade, and remain subject to high levels of uncertainty and volatility related to production output from OPEC+, instability in the Middle East, economic and trade sanctions associated with the war between Russia and Ukraine, and the potential impacts of these issues on global commodity and financial markets. These circumstances have contributed to inflation, instances of supply chain disruptions, and a rise in interest rates, and could have further industry-specific impacts that may require us to adjust our business plan. The realized prices we receive for our production also depend on numerous factors that are typically beyond our control. Based on our production for the nine months ended September 30, 2023, a 10 percent decrease in our average realized oil, gas, and NGL prices would have reduced our oil, gas, and NGL production revenue by approximately $134.3 million, $24.5 million, and $16.8 million, respectively. If commodity prices had been 10 percent lower, our net derivative settlements for the nine months ended September 30, 2023, would have offset the declines in oil, gas, and NGL production revenue by approximately $43.7 million.
We enter into commodity derivative contracts in order to reduce the risk of fluctuations in commodity prices. The fair value of our commodity derivative contracts is largely determined by estimates of the forward curves of the relevant price indices. As of September 30, 2023, a 10 percent increase or decrease in the forward curves associated with our oil, gas, and NGL commodity derivative instruments would have changed our net derivative positions for these products by approximately $48.0 million, $8.2 million, and $0.6 million, respectively.
Off-Balance Sheet Arrangements
We have not participated in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPE”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
We evaluate our transactions to determine if any variable interest entities exist. If we determine that we are the primary beneficiary of a variable interest entity, that entity is consolidated into our consolidated financial statements. We have not been involved in any unconsolidated SPE transactions during the nine months ended September 30, 2023, or through the filing of this report.
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
The following table provides reconciliations of our net income (GAAP) and net cash provided by operating activities (GAAP) to adjusted EBITDAX (non-GAAP) for the periods presented:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

	(in thousands)
Net income (GAAP)	$222,343	$481,240	$570,769	$853,489
Interest expense	23,106	22,825	67,713	97,708
Interest income	(4,106)	(1,546)	(13,802)	(2,080)
Income tax expense (benefit)	(45,979)	119,379	51,619	218,951
Depletion, depreciation, amortization, and asset retirement obligation liability accretion	189,353	145,865	501,374	460,169
Exploration (1)	9,071	13,203	40,612	41,152
Stock-based compensation expense	6,038	5,105	14,519	13,858
Net derivative (gain) loss	75,355	(137,577)	12,352	385,180
Derivative settlement gain (loss)	(314)	(186,299)	20,398	(595,080)
Loss on extinguishment of debt	—	—	—	67,605
Other, net	698	(2,040)	1,625	3,482
Adjusted EBITDAX (non-GAAP)	475,565	460,155	1,267,179	1,544,434
Interest expense	(23,106)	(22,825)	(67,713)	(97,708)
Interest income	4,106	1,546	13,802	2,080
Income tax (expense) benefit	45,979	(119,379)	(51,619)	(218,951)
Exploration (1) (2)	(8,912)	(11,993)	(31,566)	(27,959)
Amortization of debt discount and deferred financing costs	1,371	1,303	4,114	8,910
Deferred income taxes	(51,075)	110,048	43,171	202,996
Other, net	(8,041)	(2,003)	(22,160)	(2,541)
Net change in working capital	(52,893)	96,518	(57,329)	(13,230)
Net cash provided by operating activities (GAAP)	$382,994	$513,370	$1,097,879	$1,398,031
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
(2)    For the three and nine months ended September 30, 2023, amounts exclude certain capital expenditures related to unsuccessful exploration activity for one well that experienced technical issues during the drilling phase. For the three and nine months ended September 30, 2022, amounts exclude certain capital expenditures related to unsuccessful exploration efforts outside of our core areas of operation.

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
Changes in Internal Control Over Financial Reporting
There have been no changes during the third quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors as previously disclosed in our 2022 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about purchases made by us and any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the three months ended September 30, 2023, of shares of our common stock, which is the sole class of equity securities registered by us pursuant to Section 12 of the Exchange Act:

PURCHASES OF EQUITY SECURITIES BY ISSUER AND AFFILIATED PURCHASES
Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (as of period end date) (2)
07/01/2023 - 07/31/2023	248,963	$31.63	—	$334,036,922
08/01/2023 - 08/31/2023	1,205,583	$40.66	1,205,583	$285,014,637
09/01/2023 - 09/30/2023	1,146,059	$41.28	1,146,059	$237,700,848
Total:	2,600,605	$40.07	2,351,642
___________________________________
(1)    248,963 shares purchased by us in the third quarter of 2023 were to offset tax withholding obligations that occurred upon the delivery of outstanding shares underlying RSUs issued under the terms of award agreements granted under the Equity Plan.
(2)    In September 2022, our Board of Directors approved the Stock Repurchase Program authorizing us to repurchase up to $500.0 million in aggregate value of our common stock through December 31, 2024. The Stock Repurchase Program permits us to repurchase our shares from time to time in open market transactions, through privately negotiated transactions or by other means in accordance with federal securities laws and subject to certain provisions of our Credit Agreement and the indentures governing our Senior Notes. We intend to utilize net cash provided by operating activities to repurchase shares of our common stock. Stock repurchases may also be made with borrowings under our Credit Agreement. The timing, as well as the number and value of shares repurchased under the Stock Repurchase Program, will be determined by certain authorized officers of the Company at their discretion and will depend on a variety of factors, including the market price of our common stock, general market and economic conditions and applicable legal requirements. The value of shares authorized for repurchase by our Board of Directors does not require us to repurchase such shares or guarantee that such shares will be repurchased, and the Stock Repurchase Program may be suspended, modified, or discontinued at any time without prior notice. No assurance can be given that any particular number or dollar value of our shares will be repurchased. During the three months ended September 30, 2023, we repurchased and subsequently retired 2,351,642 shares of our common stock under the Stock Repurchase Program at a weighted-average share price of $40.97 for a total cost of $96.3 million, excluding excise taxes, commissions, and fees.
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

SM ENERGY COMPANY

November 3, 2023	By:	/s/ HERBERT S. VOGEL
Herbert S. Vogel
President and Chief Executive Officer
(Principal Executive Officer)

November 3, 2023	By:	/s/ A. WADE PURSELL
A. Wade Pursell
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

November 3, 2023	By:	/s/ PATRICK A. LYTLE
Patrick A. Lytle
Vice President - Chief Accounting Officer and Controller
(Principal Accounting Officer)