Form 10-Q
period 2024-06-30
SM Energy Co
filed 2024-08-08
CIK 893538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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
As of July 31, 2024, the registrant had 114,418,413 shares of common stock outstanding.

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
•risks related to the XCL Acquisition, including the risk that we may fail to consummate the XCL Acquisition on the terms or timing currently contemplated, or at all, that NOG fails to consummate its purchase of 20 percent of the Uinta Basin Assets and the Option Assets, and the risk we may fail to realize the expected benefits of the XCL Acquisition and acquisition of the Option Assets; see Note 11 - Acquisitions in Part I, Item 1 of this report for discussion and definitions of XCL Acquisition, NOG, Uinta Basin Assets, and Option Assets;
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
•risks related to the integration of the XCL Acquisition or business disruptions that could result from the XCL Acquisition;
•any changes to the borrowing base, aggregate lender commitments or maturity date, or any other amendments to our Seventh Amended and Restated Credit Agreement, as amended subsequent to June 30, 2024 (“Credit Agreement”);
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
Our forward-looking statements are based on assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments, and other factors that we believe are appropriate under the circumstances. We caution you that forward-looking statements are not guarantees of future performance and these statements are subject to known and unknown risks and uncertainties, which may cause our actual results or performance to be materially different from any future results or performance expressed or implied by the forward-looking statements. Factors that may cause our financial condition, results of operations, business prospects or economic performance to differ from expectations include the factors discussed in the Risk Factors section in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”), and Exhibit 99.2 to our Current Report on Form 8-K filed with the United States Securities and Exchange Commission (“SEC”) on July 18, 2024.
The forward-looking statements in this report speak only as of the filing of this report. Although we may from time to time voluntarily update our prior forward-looking statements, we disclaim any commitment to do so except as required by applicable securities laws.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SM ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share data)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$487,869	$616,164
Accounts receivable	239,095	231,165
Derivative assets	27,208	56,442
Prepaid expenses and other	20,056	12,668
Total current assets	774,228	916,439
Property and equipment (successful efforts method):
Proved oil and gas properties	12,164,196	11,477,358
Accumulated depletion, depreciation, and amortization	(7,171,277)	(6,830,253)
Unproved oil and gas properties, net of valuation allowance of $34,123 and $35,362, respectively	286,312	335,620
Wells in progress	336,900	358,080
Other property and equipment, net of accumulated depreciation of $61,547 and $59,669, respectively	45,402	35,615
Total property and equipment, net	5,661,533	5,376,420
Noncurrent assets:
Acquisition deposit held in escrow	102,000	—
Derivative assets	7,878	8,672
Other noncurrent assets	111,372	78,454
Total noncurrent assets	221,250	87,126
Total assets	$6,657,011	$6,379,985
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$563,764	$611,598
Derivative liabilities	20,552	6,789
Other current liabilities	17,469	15,425
Total current liabilities	601,785	633,812
Noncurrent liabilities:
Revolving credit facility	—	—
Senior Notes, net	1,576,896	1,575,334
Asset retirement obligations	124,499	118,774
Net deferred tax liabilities	440,815	369,903
Derivative liabilities	3,305	1,273
Other noncurrent liabilities	65,771	65,039
Total noncurrent liabilities	2,211,286	2,130,323

Commitments and contingencies (note 6)

Stockholders’ equity:
Common stock, $0.01 par value - authorized: 200,000,000 shares; issued and outstanding: 114,068,885 and 115,745,393 shares, respectively	1,141	1,157
Additional paid-in capital	1,492,859	1,565,021
Retained earnings	2,352,532	2,052,279
Accumulated other comprehensive loss	(2,592)	(2,607)
Total stockholders’ equity	3,843,940	3,615,850
Total liabilities and stockholders’ equity	$6,657,011	$6,379,985
The accompanying notes are an integral part of these condensed consolidated financial statements.

SM ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Operating revenues and other income:
Oil, gas, and NGL production revenue	$633,451	$546,555	$1,193,047	$1,117,333
Other operating income	1,104	4,199	1,378	6,926
Total operating revenues and other income	634,555	550,754	1,194,425	1,124,259
Operating expenses:
Oil, gas, and NGL production expense	136,622	145,588	273,997	287,936
Depletion, depreciation, amortization, and asset retirement obligation liability accretion	179,651	157,832	345,839	312,021
Exploration	17,094	14,960	35,675	33,388
General and administrative	31,112	27,500	61,290	55,169
Net derivative (gain) loss	(12,118)	(11,674)	16,027	(63,003)
Other operating expense, net	2,814	7,197	3,822	17,350
Total operating expenses	355,175	341,403	736,650	642,861
Income from operations	279,380	209,351	457,775	481,398
Interest expense	(21,807)	(22,148)	(43,680)	(44,607)
Interest income	6,333	4,994	13,103	9,696
Other non-operating expense	(23)	(231)	(47)	(463)
Income before income taxes	263,883	191,966	427,151	446,024
Income tax expense	(53,590)	(42,092)	(85,659)	(97,598)
Net income	$210,293	$149,874	$341,492	$348,426

Basic weighted-average common shares outstanding	114,634	119,408	115,138	120,533
Diluted weighted-average common shares outstanding	115,715	120,074	116,092	121,175
Basic net income per common share	$1.83	$1.26	$2.97	$2.89
Diluted net income per common share	$1.82	$1.25	$2.94	$2.88
Net dividends declared per common share	$0.18	$0.15	$0.36	$0.30
The accompanying notes are an integral part of these condensed consolidated financial statements.

SM ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$210,293	$149,874	$341,492	$348,426
Other comprehensive income, net of tax:
Pension liability adjustment	7	13	15	26
Total other comprehensive income, net of tax	7	13	15	26
Total comprehensive income	$210,300	$149,887	$341,507	$348,452
The accompanying notes are an integral part of these condensed consolidated financial statements.

SM ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except share data and dividends per share)

			Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Common Stock			Retained Earnings
	Shares	Amount
Balances, December 31, 2023	115,745,393	$1,157	$1,565,021	$2,052,279	$(2,607)	$3,615,850
Net income	—	—	—	131,199	—	131,199
Other comprehensive income	—	—	—	—	8	8
Net cash dividends declared, $0.18 per share	—	—	—	(20,707)	—	(20,707)
Issuance of common stock upon vesting of RSUs, net of shares used for tax withholdings	1,147	—	(22)	—	—	(22)
Stock-based compensation expense	1,839	—	5,018	—	—	5,018
Purchase of shares under Stock Repurchase Program	(712,235)	(7)	(33,088)	—	—	(33,095)
Balances, March 31, 2024	115,036,144	$1,150	$1,536,929	$2,162,771	$(2,599)	$3,698,251
Net income	—	—	—	210,293	—	210,293
Other comprehensive income	—	—	—	—	7	7
Net cash dividends declared, $0.18 per share	—	—	—	(20,532)	—	(20,532)
Issuance of common stock under Employee Stock Purchase Plan	56,006	1	1,843	—	—	1,844
Stock-based compensation expense	35,691	1	5,787	—	—	5,788
Purchase of shares under Stock Repurchase Program	(1,058,956)	(11)	(51,700)	—	—	(51,711)
Balances, June 30, 2024	114,068,885	$1,141	$1,492,859	$2,352,532	$(2,592)	$3,843,940

			Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Common Stock			Retained Earnings
	Shares	Amount
Balances, December 31, 2022	121,931,676	$1,219	$1,779,703	$1,308,558	$(4,022)	$3,085,458
Net income	—	—	—	198,552	—	198,552
Other comprehensive income	—	—	—	—	13	13
Net cash dividends declared, $0.15 per share	—	—	—	(18,078)	—	(18,078)
Stock-based compensation expense	—	—	4,318	—	—	4,318
Purchase of shares under Stock Repurchase Program	(1,413,758)	(14)	(40,454)	—	—	(40,468)
Balances, March 31, 2023	120,517,918	$1,205	$1,743,567	$1,489,032	$(4,009)	$3,229,795
Net income	—	—	—	149,874	—	149,874
Other comprehensive income	—	—	—	—	13	13
Net cash dividends declared, $0.15 per share	—	—	—	(17,704)	—	(17,704)
Issuance of common stock under Employee Stock Purchase Plan	68,210	1	1,815	—	—	1,816
Issuance of common stock upon vesting of RSUs, net of shares used for tax withholdings	774	—	(7)	—	—	(7)
Stock-based compensation expense	56,872	1	4,162	—	—	4,163
Purchase of shares under Stock Repurchase Program	(2,550,706)	(26)	(69,457)	—	—	(69,483)
Other	19,037	—	—	—	—	—
Balances, June 30, 2023	118,112,105	$1,181	$1,680,080	$1,621,202	$(3,996)	$3,298,467
The accompanying notes are an integral part of these condensed consolidated financial statements.

SM ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	For the Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$341,492	$348,426
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation, amortization, and asset retirement obligation liability accretion	345,839	312,021
Stock-based compensation expense	10,806	8,481
Net derivative (gain) loss	16,027	(63,003)
Net derivative settlement gain	29,797	20,712
Amortization of deferred financing costs	2,743	2,743
Deferred income taxes	70,907	94,246
Other, net	(17,756)	(4,305)
Net change in working capital	(47,473)	(4,436)
Net cash provided by operating activities	752,382	714,885

Cash flows from investing activities:
Capital expenditures	(655,049)	(550,046)
Acquisition of proved and unproved oil and gas properties	2	(88,834)
Other, net	80	657
Net cash used in investing activities	(654,967)	(638,223)

Cash flows from financing activities:
Repurchase of common stock	(83,991)	(108,863)
Dividends paid	(41,541)	(36,367)
Net proceeds from sale of common stock	1,844	1,815
Net share settlement from issuance of stock awards	(22)	(7)
Net cash used in financing activities	(123,710)	(143,422)

Net change in cash, cash equivalents, and restricted cash	(26,295)	(66,760)
Cash, cash equivalents, and restricted cash at beginning of period	616,164	444,998
Cash, cash equivalents, and restricted cash at end of period	$589,869	$378,238

Supplemental schedule of additional cash flow information:
Operating activities:
Cash paid for interest, net of capitalized interest	$(41,559)	$(42,680)
Net cash paid for income taxes	$(7,429)	$(6,137)
Investing activities:
Changes in capital expenditure accruals	$(21,491)	$24,220

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$487,869	$378,238
Restricted cash (1)	102,000	—
Cash, cash equivalents, and restricted cash at end of period	$589,869	$378,238
____________________________________________
(1)    Represents a deposit held in a third-party escrow account related to the XCL Acquisition, as defined in Note 11 - Acquisitions, and is included in the acquisition deposit held in escrow line item on the accompanying unaudited condensed consolidated balance sheets (“accompanying balance sheets”). Please refer to Note 11 - Acquisitions for additional discussion.
The accompanying notes are an integral part of these condensed consolidated financial statements.

SM ENERGY COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1 - Summary of Significant Accounting Policies
Description of Operations
SM Energy Company, together with its consolidated subsidiaries (“SM Energy” or the “Company”), is an independent energy company engaged in the acquisition, exploration, development, and production of oil, gas, and NGLs in the state of Texas, and upon the closing of the XCL Acquisition, in the state of Utah. Please refer to Note 11 - Acquisitions for discussion and definitions related to the XCL Acquisition.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Quarterly Report on Form 10-Q, and Regulation S-X. These financial statements do not include all information and notes required by GAAP for annual financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the 2023 Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation of interim financial information, have been included. Operating results for the periods presented are not necessarily indicative of expected results for the full year. In connection with the preparation of the Company’s unaudited condensed consolidated financial statements, the Company evaluated events subsequent to the balance sheet date of June 30, 2024, and through the filing of this report. Additionally, certain prior period amounts have been reclassified to conform to current period presentation in the accompanying unaudited condensed consolidated financial statements.
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
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 was issued to improve the disclosures related to rate reconciliations and income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The guidance is to be applied on a prospective basis; however, retrospective application is permitted. The Company is within the scope of this ASU and expects to adopt ASU 2023-09 on January 1, 2025, on a prospective basis. Adoption of ASU 2023-09 is not expected to have a material impact on the Company’s consolidated financial statements or related disclosures.
SEC Final Rule to Enhance and Standardize Climate-Related Disclosures. On March 6, 2024, the SEC adopted final rules to require registrants to disclose certain climate-related information in registration statements and annual reports. On April 4, 2024, the SEC issued an order staying the final rules pending completion of judicial review of the petitions challenging the final rules. The order does not amend the compliance dates contemplated by the final rules, which are applicable to the Company for fiscal years beginning with the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2025. The Company is currently evaluating the potential impact of the final rules on its financial statements and related disclosures.
As of June 30, 2024, and through the filing of this report, no other accounting guidance has been issued and not yet adopted that is applicable to the Company and that would have a material effect on the Company’s unaudited condensed consolidated financial statements and related disclosures.

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
The tables below present oil, gas, and NGL production revenue by product type for each of the Company’s operating areas:

	Midland Basin		South Texas		Total
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2024	2023	2024	2023	2024	2023

	(in thousands)
Oil production revenue	$378,830	$302,874	$153,724	$120,519	$532,554	$423,393
Gas production revenue	22,833	36,800	22,352	32,927	45,185	69,727
NGL production revenue	134	211	55,578	53,224	55,712	53,435
Total	$401,797	$339,885	$231,654	$206,670	$633,451	$546,555
Relative percentage	63%	62%	37%	38%	100%	100%

	Midland Basin		South Texas		Total
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023	2024	2023

	(in thousands)
Oil production revenue	$711,021	$623,009	$262,427	$221,222	$973,448	$844,231
Gas production revenue	63,371	86,589	49,658	76,869	113,029	163,458
NGL production revenue	218	388	106,352	109,256	106,570	109,644
Total	$774,610	$709,986	$418,437	$407,347	$1,193,047	$1,117,333
Relative percentage	65%	64%	35%	36%	100%	100%
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
Revenue is recorded in the month when performance obligations are satisfied. However, settlement statements from the purchasers of hydrocarbons and the related cash consideration are received 30 to 90 days after production has occurred. As a result, the Company must estimate the amount of production delivered to the customer and the consideration that will ultimately be received for sale of the product. Estimated revenue due to the Company is recorded within the accounts receivable line item on the accompanying balance sheets until payment is received. The accounts receivable balances from contracts with customers within the accompanying balance sheets as of June 30, 2024, and December 31, 2023, were $198.2 million and $175.3 million, respectively. To estimate accounts receivable from contracts with customers, the Company uses knowledge of its properties, historical performance, contractual arrangements, index pricing, quality and transportation differentials, and other factors as the basis for these estimates. Differences between estimates and actual amounts received for product sales are recorded in the month that payment is received from the purchaser. The time period between production and satisfaction of performance obligations is generally less than one day, therefore there are no material unsatisfied or partially unsatisfied performance obligations at the end of the reporting period.
Note 3 - Equity
Stock Repurchase Program
During the second quarter of 2024, the Company’s Board of Directors re-authorized the Company’s existing stock repurchase program to re-establish the Company’s authorization to repurchase up to $500.0 million in aggregate value of its common stock through December 31, 2027 (“Stock Repurchase Program”). The Stock Repurchase Program permits the Company to repurchase shares of its common stock from time to time in open market transactions, through privately negotiated transactions or by other means in accordance with federal securities laws and subject to certain provisions of the Credit Agreement and the indentures governing the Senior Notes, as defined in Note 5 - Long-Term Debt. Please refer to Note 3 - Equity in the 2023 Form 10-K for additional information regarding the Company’s Stock Repurchase Program.
The following table presents activity under the Company’s Stock Repurchase Program:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023

	(in thousands, except per share data)
Shares of common stock repurchased (1)	1,059	2,551	1,771	3,964
Weighted-average price per share (2)	$48.35	$26.95	$47.40	$27.44
Cost of shares of common stock repurchased (2) (3)	$51,202	$68,744	$83,955	$108,784
____________________________________________
(1)    All repurchased shares of the Company’s common stock were retired upon repurchase.
(2)    Amounts exclude excise taxes, commissions, and fees.
(3)    Amounts may not calculate due to rounding.
As of June 30, 2024, following the re-authorization of our existing Stock Repurchase Program, $500.0 million was available for repurchases of the Company’s outstanding common stock through December 31, 2027, under the Stock Repurchase Program.
Dividends
During the second quarter of 2024, the Company’s Board of Directors approved an increase to the Company’s fixed dividend policy to $0.80 per share annually, to be paid in quarterly increments of $0.20 per share, beginning in the fourth quarter of 2024.
Note 4 - Income Taxes
The provision for income taxes consisted of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023

	(in thousands)
Current portion of income tax (expense) benefit:
Federal	$(9,220)	$2,189	$(13,474)	$(2,809)
State	(854)	(3)	(1,278)	(543)
Deferred portion of income tax expense	(43,516)	(44,278)	(70,907)	(94,246)
Income tax expense	$(53,590)	$(42,092)	$(85,659)	$(97,598)

Effective tax rate	20.3%	21.9%	20.1%	21.9%
Income tax expense or benefit differs from the amount that would be calculated by applying the statutory United States federal income tax rate to income or loss before income taxes. These differences primarily relate to the effect of federal tax credits, state income taxes, excess tax benefits and deficiencies from stock-based compensation awards, tax deduction limitations on compensation of covered individuals, changes in valuation allowances, the cumulative effect of other smaller permanent differences, and can also reflect the cumulative effect of an enacted tax rate change, in the period of enactment, on the Company’s net deferred tax asset and liability balances. The quarterly effective tax rate and the resulting income tax expense or benefit can also be affected by the proportional effects of forecast net income or loss and the correlative effect on the valuation allowance for each of the periods presented in the table above.
The Company completed a multi-year research and development (“R&D”) credit study in 2023, which resulted in a favorable adjustment to the Company’s effective tax rate for the three and six months ended June 30, 2024, compared with the same periods in 2023, and a reduction of the Company’s tax obligation. Favorable adjustments to the Company’s effective tax rate are expected to continue in 2024 resulting from qualifying R&D activity and anticipated credit claims.

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
Note 5 - Long-Term Debt
Credit Agreement
The Company’s Credit Agreement provides for a senior secured revolving credit facility with a maximum loan amount of $3.0 billion. As of June 30, 2024, the borrowing base and aggregate lender commitments under the Credit Agreement were $2.5 billion and $1.25 billion, respectively. The next scheduled borrowing base redetermination date is October 1, 2024. The Credit Agreement is scheduled to mature on the earlier of (a) August 2, 2027 (“Stated Maturity Date”), or (b) 91 days prior to the maturity date of any of the Company’s outstanding Senior Notes, as defined below, to the extent that, on or before such date, the respective Senior Notes have not been repaid, exchanged, repurchased, refinanced, or otherwise redeemed in full, and, if refinanced or exchanged, with a scheduled maturity date that is not earlier than at least 180 days after the Stated Maturity Date.
On July 2, 2024, the Company entered into the First Amendment to the Credit Agreement (“First Amendment”) with its lenders. The First Amendment amended certain provisions of the Credit Agreement in order to facilitate financing for the pending XCL Acquisition, as defined in Note 11 - Acquisitions. On July 8, 2024, the Company, certain lenders under the revolving credit facility, and Wells Fargo Bank, National Association, administrative agent and swingline lender, began the process of seeking a second amendment to the Company’s Credit Agreement to, among other amendments, increase the revolving commitments available under the Credit Agreement from $1.25 billion to $2.0 billion and to extend the maturity of the Credit Agreement to five years beyond the effective date of such amendment. There can be no assurance that the second amendment to the Credit Agreement, including increases to the commitments or extension of the maturity date, will be obtained.
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
The following table presents the outstanding balance, total amount of letters of credit outstanding, and available borrowing capacity under the Credit Agreement as of July 31, 2024, June 30, 2024, and December 31, 2023:

	As of July 31, 2024	As of June 30, 2024	As of December 31, 2023

	(in thousands)
Revolving credit facility (1)	$—	$—	$—
Letters of credit (2)	2,500	2,500	2,500
Available borrowing capacity	1,247,500	1,247,500	1,247,500
Total aggregate lender commitment amount	$1,250,000	$1,250,000	$1,250,000
____________________________________________
(1)    Unamortized deferred financing costs attributable to the revolving credit facility are presented as a component of the other noncurrent assets line item on the accompanying balance sheets and totaled $7.3 million and $8.5 million as of June 30, 2024, and December 31, 2023, respectively. These costs are being amortized over the term of the revolving credit facility on a straight-line basis.
(2)    Letters of credit outstanding reduce the amount available under the revolving credit facility on a dollar-for-dollar basis.

Senior Notes
The Company’s Senior Notes, net line item on the accompanying balance sheets as of June 30, 2024, and December 31, 2023, consisted of the following (collectively referred to as “Senior Notes”):

	As of June 30, 2024			As of December 31, 2023
	Principal Amount	Unamortized Deferred Financing Costs	Principal Amount, Net	Principal Amount	Unamortized Deferred Financing Costs	Principal Amount, Net

	(in thousands)
5.625% Senior Notes due 2025	$349,118	$580	$348,538	$349,118	$896	$348,222
6.75% Senior Notes due 2026	419,235	1,518	417,717	419,235	1,868	417,367
6.625% Senior Notes due 2027	416,791	2,007	414,784	416,791	2,395	414,396
6.5% Senior Notes due 2028	400,000	4,143	395,857	400,000	4,651	395,349
Total	$1,585,144	$8,248	$1,576,896	$1,585,144	$9,810	$1,575,334
The Senior Notes are unsecured senior obligations and rank equal in right of payment with all of the Company’s existing and any future unsecured senior debt and are senior in right of payment to any future subordinated debt. The Company may redeem some or all of its Senior Notes prior to their maturity at redemption prices that may include a premium, plus accrued and unpaid interest as described in the indentures governing the Senior Notes. As of June 30, 2024, the 5.625% Senior Notes due June 1, 2025 (“2025 Senior Notes”) were classified as a noncurrent liability included in the Senior Notes, net line item on the accompanying balance sheets, as the Company intends to redeem all of the outstanding 2025 Senior Notes using proceeds from the notes offering discussed below.
On July 25, 2024, the Company issued $750.0 million in aggregate principal amount of 6.750% Senior Notes due 2029 (“2029 Senior Notes”) and $750.0 million in aggregate principal amount of 7.000% Senior Notes due 2032 (“2032 Senior Notes”, and together with the 2029 Senior Notes, “New Senior Notes”). The New Senior Notes were issued at par. The Company intends to use the net proceeds from the New Senior Notes, together with cash on hand and borrowings under its Credit Agreement, to fund the Company’s share of the purchase price for the pending XCL Acquisition, to redeem all of its outstanding 2025 Senior Notes, and to pay related fees and expenses. The 2029 Senior Notes are subject to a special mandatory redemption if the consummation of the XCL Acquisition does not occur on or before July 1, 2025, or if the Company notifies the trustee of the 2029 Senior Notes that it will not pursue the XCL Acquisition.
Also, on July 25, 2024, the Company issued a notice of redemption to the holders of the 2025 Senior Notes notifying such holders that the Company intends to redeem the $349.1 million aggregate principal amount outstanding of its 2025 Senior Notes on August 26, 2024 (“Redemption Date”). In accordance with the terms of the indenture governing the 2025 Senior Notes, the redemption price will be equal to 100 percent of the principal amount outstanding of the 2025 Senior Notes on the Redemption Date, plus accrued and unpaid interest.
Covenants
The Company is subject to certain financial and non-financial covenants under the Credit Agreement and the indentures governing the Senior Notes that, among other terms, limit the Company’s ability to incur additional indebtedness, make restricted payments including dividends, sell assets, create liens that secure debt, enter into transactions with affiliates, make certain investments, or merge or consolidate with other entities. The Company was in compliance with all financial and non-financial covenants as of June 30, 2024, and through the filing of this report. Please refer to Note 5 - Long-Term Debt in the 2023 Form 10-K for additional detail on the Company’s covenants under the Credit Agreement and indentures governing the Senior Notes.
Capitalized Interest
Capitalized interest costs for the three months ended June 30, 2024, and 2023, totaled $6.1 million and $5.9 million, respectively, and totaled $12.2 million and $11.4 million for the six months ended June 30, 2024, and 2023, respectively. The amount of interest the Company capitalizes generally fluctuates based on the amount borrowed, the Company’s capital program, and the timing and amount of costs associated with capital projects that are considered in progress. Capitalized interest costs are included in total costs incurred.

Note 6 - Commitments and Contingencies
Commitments
Other than those items discussed below and the XCL Acquisition Agreement discussed in Note 11 - Acquisitions, there have been no changes in commitments through the filing of this report that differ materially from those disclosed in the 2023 Form 10-K.
Drilling Rig Service Contracts. During the six months ended June 30, 2024, the Company entered into new drilling rig contracts. As of June 30, 2024, the Company’s drilling rig commitments totaled $26.4 million under contract terms extending through the second quarter of 2025. If all of the drilling rig contracts were terminated as of June 30, 2024, the Company would avoid a portion of the contractual service commitments; however, the Company would be required to pay $14.8 million in early termination fees. No early termination penalties or standby fees were incurred by the Company during the six months ended June 30, 2024, and the Company does not expect to incur material penalties with regard to its drilling rig contracts during the remainder of 2024.
Drilling and Completion Commitments. During the six months ended June 30, 2024, the Company entered into an agreement that includes minimum drilling and completion footage requirements on certain existing leases. If these minimum requirements are not satisfied by March 31, 2026, the Company will be required to pay liquidated damages based on the difference between the actual footage drilled and completed and the minimum requirements. As of June 30, 2024, the liquidated damages could range from zero to a maximum of $77.2 million, with the maximum exposure assuming no additional development activity occurs prior to March 31, 2026. As of the filing of this report, the Company expects to meet its obligations under this agreement.
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
The Company has entered into fixed price oil and gas basis swaps in order to mitigate exposure to adverse pricing differentials between certain industry benchmark prices and the actual physical pricing points where the Company’s production is sold. As of June 30, 2024, the Company had basis swap contracts with fixed price differentials between:
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

As of June 30, 2024, the Company had commodity derivative contracts outstanding through the fourth quarter of 2026 as summarized in the table below:

	Contract Period
	Third Quarter 2024	Fourth Quarter 2024	2025	2026
Oil Derivatives (volumes in MBbl and prices in $ per Bbl):
Swaps
NYMEX WTI Volumes	—	780	645	—
Weighted-Average Contract Price	$—	$73.24	$75.59	$—
Collars
NYMEX WTI Volumes	2,003	1,917	4,391	—
Weighted-Average Floor Price	$68.27	$69.93	$65.56	$—
Weighted-Average Ceiling Price	$83.10	$82.27	$81.70	$—
Basis Swaps
WTI Midland-NYMEX WTI Volumes	1,235	1,230	4,556	—
Weighted-Average Contract Price	$1.21	$1.21	$1.18	$—
WTI Houston MEH-NYMEX WTI Volumes	332	309	1,765	816
Weighted-Average Contract Price	$1.82	$1.82	$1.90	$2.10
Roll Differential Swaps
NYMEX WTI Volumes	2,621	2,334	—	—
Weighted-Average Contract Price	$0.69	$0.66	$—	$—

Gas Derivatives (volumes in BBtu and prices in $ per MMBtu):
Swaps
NYMEX HH Volumes	2,923	1,569	5,891	3,173
Weighted-Average Contract Price	$3.18	$3.03	$4.20	$3.96
IF Waha Volumes	—	—	—	1,548
Weighted-Average Contract Price	$—	$—	$—	$3.26
Collars
NYMEX HH Volumes	4,612	7,328	29,920	13,438
Weighted-Average Floor Price	$3.68	$3.38	$3.23	$3.25
Weighted-Average Ceiling Price	$4.21	$4.97	$4.70	$4.90
Basis Swaps
IF Waha-NYMEX HH Volumes	5,344	5,240	20,501	—
Weighted-Average Contract Price	$(0.99)	$(0.73)	$(0.66)	$—
IF HSC-NYMEX HH Volumes	3,426	5,750	946	—
Weighted-Average Contract Price	$(0.30)	$(0.38)	$0.0025	$—

NGL Derivatives (volumes in MBbl and prices in $ per Bbl):
Swaps
OPIS Propane Mont Belvieu Non-TET Volumes	404	434	396	—
Weighted-Average Contract Price	$31.87	$31.85	$32.86	$—
OPIS Normal Butane Mont Belvieu Non-TET Volumes	92	97	45	—
Weighted-Average Contract Price	$39.85	$39.84	$39.48	$—
OPIS Isobutane Mont Belvieu Non-TET Volumes	25	28	25	—
Weighted-Average Contract Price	$41.58	$41.58	$41.58	$—

Commodity Derivative Contracts Entered Into Subsequent to June 30, 2024
Subsequent to June 30, 2024, and through the filing of this report, the Company entered into the following commodity derivative contracts:
•NYMEX WTI price swap contracts for the fourth quarter of 2024 for a total of 1.1 MMBbl of oil production at a weighted-average contract price of $74.95 per Bbl and for the second and third quarters of 2025 for a total of 0.7 MMBbl of oil production at a weighted-average contract price of $75.00 per Bbl;
•NYMEX WTI collar contracts for the third quarter of 2025 for a total of 0.1 MMBbl of oil production at a weighted-average floor price of $70.00 per Bbl and a weighted-average ceiling price of $80.00 per Bbl; and
•NYMEX HH price swap contracts for the second quarters of 2025 and 2026 for a total of 1,430 BBtu and 1,472 BBtu of gas production, respectively, at a weighted-average contract price of $3.00 per MMBtu and $3.26 per MMBtu, respectively.
Derivative Assets and Liabilities Fair Value
The Company’s commodity derivatives are measured at fair value and are included in the accompanying balance sheets as derivative assets and liabilities, with the exception of derivative instruments that meet the “normal purchase normal sale” exclusion. The Company does not designate its commodity derivative contracts as hedging instruments. The fair value of commodity derivative contracts at June 30, 2024, and December 31, 2023, was a net asset of $11.2 million and $57.1 million, respectively.
The following table details the fair value of commodity derivative contracts recorded in the accompanying balance sheets, by category:

	As of June 30, 2024	As of December 31, 2023

	(in thousands)
Derivative assets:
Current assets	$27,208	$56,442
Noncurrent assets	7,878	8,672
Total derivative assets	$35,086	$65,114
Derivative liabilities:
Current liabilities	$20,552	$6,789
Noncurrent liabilities	3,305	1,273
Total derivative liabilities	$23,857	$8,062
Offsetting of Derivative Assets and Liabilities
As of June 30, 2024, and December 31, 2023, all derivative instruments held by the Company were subject to master netting arrangements with various financial institutions. In general, the terms of the Company’s agreements provide for offsetting of amounts payable or receivable between it and the counterparty, at the election of both parties, for transactions that settle on the same date and in the same currency. The Company’s agreements also provide that in the event of an early termination, the counterparties have the right to offset amounts owed or owing under that and any other agreement with the same counterparty. The Company’s accounting policy is to not offset these positions in its accompanying balance sheets.
The following table provides a reconciliation between the gross assets and liabilities reflected on the accompanying balance sheets and the potential effects of master netting arrangements on the fair value of the Company’s commodity derivative contracts:

	Derivative Assets as of		Derivative Liabilities as of
	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023

	(in thousands)
Gross amounts presented in the accompanying balance sheets	$35,086	$65,114	$(23,857)	$(8,062)
Amounts not offset in the accompanying balance sheets	(19,732)	(7,362)	19,732	7,362
Net amounts	$15,354	$57,752	$(4,125)	$(700)

The following table summarizes the commodity components of the net derivative settlement gain, and the net derivative (gain) loss line items presented within the accompanying unaudited condensed consolidated statements of cash flows (“accompanying statements of cash flows”) and the accompanying statements of operations, respectively:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023

	(in thousands)
Net derivative settlement (gain) loss:
Oil contracts	$1,161	$472	$(1,364)	$6,698
Gas contracts	(17,684)	(14,550)	(29,904)	(25,852)
NGL contracts	—	(1,558)	1,471	(1,558)
Total net derivative settlement gain	$(16,523)	$(15,636)	$(29,797)	$(20,712)

Net derivative (gain) loss:
Oil contracts	$(1,271)	$(17,518)	$35,828	$(46,685)
Gas contracts	(11,505)	10,560	(26,333)	(10,218)
NGL contracts	658	(4,716)	6,532	(6,100)
Total net derivative (gain) loss	$(12,118)	$(11,674)	$16,027	$(63,003)
Credit Related Contingent Features
As of June 30, 2024, all of the Company’s derivative counterparties were members of the Company’s Credit Agreement lender group. The Company does not enter into derivative contracts with counterparties that are not part of the lender group. Under the Credit Agreement, the Company is required to provide mortgage liens on assets having a value equal to at least 85 percent of the total PV-9, as defined in the Credit Agreement, of the Company’s proved oil and gas properties evaluated in the most recent reserve report. Collateral securing indebtedness under the Credit Agreement also secures the Company’s derivative agreement obligations.
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

	As of June 30, 2024			As of December 31, 2023
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

	(in thousands)
Assets:
Derivatives (1)	$—	$35,086	$—	$—	$65,114	$—
Liabilities:
Derivatives (1)	$—	$23,857	$—	$—	$8,062	$—
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
Long-Term Debt
The following table reflects the fair value of the Company’s Senior Notes obligations measured using Level 1 inputs based on quoted secondary market trading prices. These notes were not presented at fair value on the accompanying balance sheets as of June 30, 2024, or December 31, 2023, as they were recorded at carrying value, net of any unamortized deferred financing costs. Please refer to Note 5 - Long-Term Debt for additional information.

	As of June 30, 2024		As of December 31, 2023
	Principal Amount	Fair Value	Principal Amount	Fair Value

	(in thousands)
5.625% Senior Notes due 2025	$349,118	$348,245	$349,118	$348,189
6.75% Senior Notes due 2026	$419,235	$419,545	$419,235	$420,660
6.625% Senior Notes due 2027	$416,791	$415,795	$416,791	$416,549
6.5% Senior Notes due 2028	$400,000	$397,472	$400,000	$401,372
Note 9 - Earnings Per Share
Basic net income or loss per common share is calculated by dividing net income or loss available to common stockholders by the basic weighted-average number of common shares outstanding for the respective period. Diluted net income or loss per common share is calculated by dividing net income or loss available to common stockholders by the diluted weighted-average number of common shares outstanding, which includes the effect of potentially dilutive securities. Potentially dilutive securities for this calculation consist primarily of non-vested restricted stock units (“RSU” or “RSUs”) and contingent performance share units (“PSU” or “PSUs”), which were measured using the treasury stock method. Please refer to Note 10 - Compensation Plans in this report and Note 9 - Earnings Per Share in the 2023 Form 10-K for additional detail on these potentially dilutive securities.
The following table sets forth the calculations of basic and diluted net income per common share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023

	(in thousands, except per share data)
Net income	$210,293	$149,874	$341,492	$348,426

Basic weighted-average common shares outstanding	114,634	119,408	115,138	120,533
Dilutive effect of non-vested RSUs, contingent PSUs, and other	1,081	666	954	642
Diluted weighted-average common shares outstanding	115,715	120,074	116,092	121,175

Basic net income per common share	$1.83	$1.26	$2.97	$2.89
Diluted net income per common share	$1.82	$1.25	$2.94	$2.88

Note 10 - Compensation Plans
The Company may grant various types of both short-term and long-term incentive-based awards under its compensation plans, such as cash awards, performance-based cash awards, and equity awards to eligible employees. Additionally, the Company grants stock-based compensation to its Board of Directors and provides an employee stock purchase plan. As of June 30, 2024, approximately 2.8 million shares of common stock were available for grant under the Company’s Equity Incentive Compensation Plan (“Equity Plan”).
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
For PSUs granted in 2023 and 2022 which the Company determined to be equity awards, settlement will be determined based on a combination of the following criteria measured over the three-year performance period: the Company’s Total Shareholder Return (“TSR”) relative to the TSR of certain peer companies, the Company’s absolute TSR, free cash flow (“FCF”) generation, and the achievement of certain ESG targets, in each case as defined by the award agreement. The Company initially records compensation expense associated with the issuance of PSUs based on the fair value of the awards as of the grant date. As a portion of these awards depends on performance-based settlement criteria, compensation expense may be adjusted in future periods as the expected number of shares of the Company’s common stock issued to settle the units increases or decreases based on the Company’s expected FCF generation and achievement of certain ESG targets.
Compensation expense for PSUs is recognized within general and administrative expense and exploration expense over the vesting periods of the respective awards. Total compensation expense recorded for PSUs was $1.4 million and $0.2 million for the three months ended June 30, 2024, and 2023, respectively, and $2.4 million and $0.8 million for the six months ended June 30, 2024, and 2023, respectively. As of June 30, 2024, there was $7.1 million of total unrecognized compensation expense related to non-vested PSUs, which is being amortized through mid-2026. There were no material changes to the outstanding and non-vested PSUs during the six months ended June 30, 2024.
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
The Company records compensation expense associated with the issuance of RSUs based on the fair value of the awards as of the grant date. The fair value of an RSU is equal to the closing price of the Company’s common stock on the grant date. Compensation expense for RSUs is recognized within general and administrative expense and exploration expense over the vesting periods of the respective awards. Total compensation expense recorded for RSUs was $3.8 million and $3.4 million for the three months ended June 30, 2024, and 2023, respectively, and $7.5 million and $6.7 million for the six months ended June 30, 2024, and 2023, respectively. As of June 30, 2024, there was $17.3 million of total unrecognized compensation expense related to non-vested RSUs, which is being amortized through mid-2026. There were no material changes to the outstanding and non-vested RSUs during the six months ended June 30, 2024.
Subsequent to June 30, 2024, the Company settled RSUs upon the vesting of awards granted in previous years. The Company and all eligible recipients mutually agreed to net share settle a portion of the awards to cover income and payroll tax withholdings, as provided for in the Equity Plan and applicable award agreements. After withholding 157,643 shares to satisfy income and payroll tax withholding obligations, the Company issued 349,528 shares of common stock in accordance with the terms of the applicable award agreements. Additionally, the Company granted to employees a total of 461,411 RSUs with a grant date fair value of $20.1 million.
Director Shares
During the six months ended June 30, 2024, and 2023, the Company issued a total of 37,530 and 56,872 shares, respectively, of its common stock to its non-employee directors under the Equity Plan. Shares issued to non-employee directors that were elected at the Company’s 2024 annual meeting of stockholders will fully vest on December 31, 2024, and shares issued to non-employee directors that were elected at the Company’s 2023 annual meeting of stockholders fully vested on December 31, 2023.

Employee Stock Purchase Plan
Under the Company’s Employee Stock Purchase Plan (“ESPP”), eligible employees may purchase shares of the Company’s common stock through payroll deductions of up to 15 percent of their eligible compensation, subject to a maximum of 2,500 shares per offering period and a maximum of $25,000 in value related to purchases for each calendar year. The purchase price of the common stock is 85 percent of the lower of the trading price of the common stock on either the first or last day of the six-month offering period. The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. There were a total of 56,006 and 68,210 shares issued under the ESPP during the second quarters of 2024 and 2023, respectively. Total proceeds to the Company for the issuance of these shares was $1.8 million during each of the six months ended June 30, 2024, and 2023. The fair value of ESPP grants is measured at the date of grant using the Black-Scholes option-pricing model.
Please refer to Note 10 - Compensation Plans in the 2023 Form 10-K for additional detail on the Company’s compensation plans.
Note 11 - Acquisitions
2024 Acquisition Activity
On June 27, 2024, the Company entered into a Purchase and Sale Agreement (“XCL Acquisition Agreement”) with XCL AssetCo, LLC, XCL Marketing, LLC, Wasatch Water Logistics, LLC, XCL Resources, LLC, and XCL SandCo, LLC, (collectively referred to as the “XCL Sellers”) and, solely for purposes of ratifying certain representations and warranties, interim covenants and interpretative provisions, Northern Oil and Gas, Inc. (“NOG”), pursuant to which the Company agreed to purchase all of the rights, titles and interests in the Uinta Basin oil and gas assets owned by the XCL Sellers (“Uinta Basin Assets”). Pursuant to the terms of the XCL Acquisition Agreement and the Cooperation Agreement, as defined below, the Company expects to, immediately prior to the closing of the transactions contemplated by the XCL Acquisition Agreement, assign an undivided 20 percent interest in the XCL Acquisition Agreement to NOG and, at the closing, cause the XCL Sellers to directly assign an undivided 20 percent interest in certain of the Uinta Basin Assets to NOG. The Company’s undivided 80 percent in the Uinta Basin Assets consists of approximately 37,200 net acres, and first quarter 2024 production of approximately 38,200 BOE per day.
Upon the closing of the transactions contemplated by the XCL Acquisition Agreement, (collectively, the “XCL Acquisition”), the XCL Sellers will receive aggregate consideration of $2.55 billion in cash (“XCL Purchase Price”), subject to certain customary purchase price adjustments set forth in the XCL Acquisition Agreement. After the anticipated assignment to NOG of an undivided 20 percent interest in the XCL Acquisition Agreement, the Company’s proportionate share of the unadjusted XCL Purchase Price will be $2.04 billion.
Concurrently with the execution of the XCL Acquisition Agreement, the Company entered into an Acquisition and Cooperation Agreement (“Cooperation Agreement”) with NOG. Pursuant to the terms of the Cooperation Agreement, the Company and NOG will cooperate in connection with the XCL Acquisition Agreement, the Company and NOG agree to certain interim covenants, NOG will pay for its proportionate share of the cash deposit and the XCL Purchase Price, and NOG will become party to, and take a 20 percent undivided interest in, the XCL Acquisition Agreement.
The XCL Acquisition is expected to close on October 1, 2024, with an effective date of May 1, 2024. There can be no assurance that the XCL Acquisition will close on the expected closing date or at all. The Company is currently evaluating the XCL Acquisition to determine if it meets the criteria of a business combination under Accounting Standards Codification Topic 805, Business Combinations.
Upon execution of the XCL Acquisition Agreement, the Company deposited with an escrow agent a cash deposit of $102.0 million equal to five percent of the Company’s undivided 80 percent of the XCL Purchase Price, which is presented in the acquisition deposit held in escrow line item on the accompanying balance sheets. The Company expects to fund the balance of the XCL Purchase Price through a combination of cash on hand, borrowings under the revolving credit facility, and the issuance of the New Senior Notes discussed in Note 5 - Long-Term Debt.
In connection with entry into the XCL Acquisition Agreement, on June 27, 2024, the Company obtained firm commitments for up to $1.2 billion of senior unsecured 364-day bridge term loans (“Bridge Facility”) and a backstop to proposed amendments to the Credit Agreement for the purpose of financing a portion of the XCL Purchase Price and/or otherwise paying related fees, costs and expenses associated with the XCL Acquisition. The Company paid $9.0 million in fees to secure the Bridge Facility, which are recorded in the prepaid expenses and other line item on the accompanying balance sheets as of June 30, 2024. The Company did not draw on the Bridge Facility, and after issuance of the New Senior Notes on July 25, 2024, the Company terminated the Bridge Facility. The $9.0 million in fees previously paid will be recognized as interest expense during the third quarter of 2024.
Pursuant to the terms of the XCL Acquisition Agreement, the Company had the option to acquire certain additional assets adjacent to the Uinta Basin Assets (“Option Assets”) from the XCL Sellers for a purchase price equal to the XCL Sellers’ cost to acquire such assets plus the XCL Sellers’ related out of pocket expenses. On August 5, 2024, the Company exercised its option to acquire 80 percent of the Option Assets and NOG exercised its option to acquire the remaining 20 percent. The Company’s 80 percent share of the total acquisition cost of the Option Assets is approximately $70.0 million and consists of approximately 26,100 net acres, and as of May 1, 2024, approximately 1,360 BOE per day of production.
2023 Acquisition Activity
On June 30, 2023, the Company acquired approximately 20,000 net acres of oil and gas properties located in Dawson and northern Martin Counties, Texas. Total consideration paid after purchase price adjustments during the six months ended June 30, 2023, was $88.8 million. Under authoritative accounting guidance, this transaction was accounted for as an asset acquisition. Therefore, the properties were recorded based on the total consideration paid after purchase price adjustments and the transaction costs were capitalized as a component of the cost of the assets acquired.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion includes forward-looking statements. Please refer to the Cautionary Information about Forward-Looking Statements section of this report for important information about these types of statements. Additionally, the following discussion includes sequential quarterly comparison to the financial information presented in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, filed with the SEC on May 3, 2024. Throughout the following discussion, we explain changes between the three months ended June 30, 2024, and the three months ended March 31, 2024 (“sequential quarterly” or “sequentially”), as well as the year-to-date (“YTD”) change between the six months ended June 30, 2024, and the six months ended June 30, 2023 (“YTD 2024-over-YTD 2023”).
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
Our asset portfolio is currently comprised of high-quality assets in the Midland Basin of West Texas and in the Maverick Basin of South Texas that we believe are capable of generating strong returns in the current macroeconomic environment and provide resilience to commodity price risk and volatility. We seek to maximize returns and increase the value of our top-tier assets through disciplined capital spending, strategic acquisitions, including the recently announced pending XCL Acquisition, and continued development and optimization of our existing assets. We believe that our high-quality assets facilitate a sustainable approach to prioritizing operational execution, maintaining a strong balance sheet, generating cash flows, returning capital to stockholders, and maintaining financial flexibility.
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
We are impacted by global commodity and financial markets that remain subject to heightened levels of uncertainty and volatility. While inflation continues to affect certain aspects of our business, the extent of its impact decreased in the first half of 2024 compared with 2023. Continued oil production curtailment agreements among the Organization of the Petroleum Exporting Countries (“OPEC”) plus other non-OPEC oil producing countries (collectively referred to as “OPEC+”), instability in the Middle East, economic and trade sanctions associated with the wars between Russia and Ukraine and Israel and Hamas, United States Federal Reserve monetary policy, shipping channel constraints and disruptions, and changes in global oil inventory in storage have driven commodity price volatility, contributed to instances of supply chain disruptions and fluctuations in interest rates, and could have further industry-specific impacts that may require us to adjust our business plan. For additional detail, please refer to the Risk Factors section in Part I, Item 1A of our 2023 Form 10-K, and Exhibit 99.2 to our Current Report on Form 8-K filed with the SEC on July 18, 2024. Despite continuing uncertainty, we expect to maximize the value of our high-quality asset base and sustain strong operational performance and financial stability. We remain focused on returning capital to stockholders through cash flow generation.
Areas of Operations
Our Midland Basin assets are comprised of approximately 110,000 net acres located in the Permian Basin in West Texas (“Midland Basin”). In the second quarter of 2024, our drilling and completion activities focused on development optimization of our RockStar and Sweetie Peck assets, and delineation and development of our Klondike assets. Our Midland Basin position provides substantial future development opportunities within multiple oil-rich intervals, including the Spraberry and Wolfcamp formations.
Our South Texas assets are comprised of approximately 155,000 net acres located in Dimmit and Webb Counties, Texas (“South Texas”). In the second quarter of 2024, we focused our operations on development and further delineation of the Austin Chalk formation, and on production from both the Austin Chalk formation and Eagle Ford shale formation. Our overlapping acreage position in the Maverick Basin in South Texas covers a significant portion of the western Eagle Ford shale and Austin Chalk formations, and includes acreage across the oil, gas-condensate, and dry gas windows with gas composition amenable to processing for NGL extraction.
Second Quarter 2024 Overview and Outlook for the Remainder of 2024
During the second quarter of 2024:
•We entered into the XCL Acquisition Agreement to purchase the Uinta Basin Assets and, subsequent to June 30, 2024, exercised the option to purchase the Option Assets as discussed in Note 11 - Acquisitions in Part I, Item I of this report. Full-year 2024 trends discussed below do not reflect our expectations related to the pending XCL Acquisition.
•Our Board of Directors re-authorized our existing Stock Repurchase Program, which authorizes us to repurchase up to $500.0 million in aggregate value of our common stock through December 31, 2027.
•Our Board of Directors approved an increase to our fixed dividend policy, pursuant to which we intend to pay $0.20 per share per quarter, beginning in the fourth quarter of 2024.
•We continued to execute on our goal of sustainably returning capital to our stockholders through our Stock Repurchase Program and fixed quarterly dividend by repurchasing and subsequently retiring approximately 1.1 million shares of our outstanding common stock at a cost of $51.2 million, excluding excise taxes, commissions, and fees, and paying a quarterly dividend of $0.18 per share totaling $20.7 million. Please refer to Note 3 - Equity in Part I, Item 1 of this report for additional discussion.
Financial and Operational Results. Average net daily equivalent production for the three months ended June 30, 2024, increased nine percent sequentially to 158.5 MBOE, consisting of a 12 percent increase from our South Texas assets and a seven percent increase from our Midland Basin assets. These increases were a result of production from new wells which more than offset the natural decline in production from existing wells during the second quarter of 2024.
Realized price per BOE, before the effect of net derivative settlements (“realized price” or “realized prices”), increased four percent sequentially. During the second quarter of 2024, the oil benchmark price increased, and gas and NGL benchmark prices decreased. These changes resulted in a sequential quarterly increase in oil realized price of six percent, partially offset by a decrease in gas realized price of 36 percent. The NGL realized price remained flat sequentially.
As a result of the increase in average net daily equivalent production volumes, oil, gas, and NGL production revenue increased 13 percent sequentially to $633.5 million for the three months ended June 30, 2024, compared with $559.6 million for the three months ended March 31, 2024. Oil, gas, and NGL production expense of $9.47 per BOE for the three months ended June 30, 2024, decreased nine percent sequentially, primarily as a result of decreases in lease operating expense (“LOE”) per BOE, transportation costs per BOE, and ad valorem tax expense per BOE.
We recorded a net derivative gain of $12.1 million and a net derivative loss of $28.1 million for the three months ended June 30, 2024, and March 31, 2024, respectively. Included within these amounts are net derivative settlement gains of $16.5 million and $13.3 million for the three months ended June 30, 2024, and March 31, 2024, respectively.
Operational and financial activities during the three months ended June 30, 2024, resulted in the following:
•Net cash provided by operating activities of $476.4 million, compared with $276.0 million for the three months ended March 31, 2024.
•Net income of $210.3 million, or $1.82 per diluted share, compared with net income of $131.2 million, or $1.13 per diluted share, for the three months ended March 31, 2024.
•Adjusted EBITDAX, a non-GAAP financial measure, of $485.9 million, compared with $409.0 million for the three months ended March 31, 2024. Please refer to the caption Non-GAAP Financial Measures below for additional discussion and our definition of adjusted EBITDAX and reconciliations to net income and net cash provided by operating activities.
Please refer to Overview of Selected Production and Financial Information, Including Trends and Comparison of Financial Results and Trends Between the Three Months Ended June 30, 2024, and March 31, 2024, and Between the Six Months Ended June 30, 2024, and 2023 below for additional discussion.
Operational Activities. We expect our total 2024 capital program to be between $1.14 billion and $1.18 billion, excluding acquisitions, and excluding any expected capital expenditures related to the Uinta Basin Assets and the Option Assets. Our capital program remains focused on highly economic oil development projects in both our Midland Basin and South Texas assets. During 2024, we expect to continue our focus on strategic inventory replacement and growth by applying our strength in geosciences and development optimization. Please refer to Overview of Liquidity and Capital Resources below for discussion of how we expect to fund the remainder of our 2024 capital program.

In our Midland Basin program, we operated an average of four drilling rigs and averaged two completion crews, drilled 24 gross (21 net) wells, and completed 32 gross (26 net) wells during the second quarter of 2024. Average net daily equivalent production volumes increased sequentially by seven percent to 79.7 MBOE. Costs incurred during the three months ended June 30, 2024, totaled $202.4 million, or 61 percent of our total costs incurred for the period. We anticipate operating four drilling rigs and between one and two completion crews for the remainder of 2024, focused on developing formations within our RockStar, Sweetie Peck, and Klondike assets.
In our South Texas program, we operated two drilling rigs and one completion crew, drilled 10 gross (10 net) wells, and completed 10 gross (10 net) wells during the second quarter of 2024. Average net daily equivalent production volumes increased sequentially by 12 percent to 78.8 MBOE. Costs incurred during the three months ended June 30, 2024, totaled $117.9 million, or 36 percent of our total costs incurred for the period. We anticipate operating two drilling rigs and averaging one completion crew for the remainder of 2024, focused primarily on developing the Austin Chalk formation.
The table below provides a quarterly summary of changes in our drilled but not completed well count and current year drilling and completion activity in our operated programs for the three and six months ended June 30, 2024:

	Midland Basin		South Texas (1)		Total
	Gross	Net	Gross	Net	Gross	Net
Wells drilled but not completed at December 31, 2023	39	29	37	37	76	66
Wells drilled	19	17	12	12	31	29
Wells completed	(16)	(11)	(16)	(16)	(32)	(27)
Wells drilled but not completed at March 31, 2024	42	35	33	33	75	68
Wells drilled	24	21	10	10	34	31
Wells completed	(32)	(26)	(10)	(10)	(42)	(36)
Wells drilled but not completed at June 30, 2024	34	30	33	33	67	63
____________________________________________
(1)    As of December 31, 2023, the drilled but not completed well count included nine gross (nine net) wells that were not included in our five-year development plan as of December 31, 2023, eight of which were in the Eagle Ford shale.
Costs Incurred. Costs incurred in oil and gas property acquisition, exploration, and development activities, whether capitalized or expensed, totaled $331.9 million and $652.1 million for the three and six months ended June 30, 2024, respectively, and were primarily incurred in our Midland Basin and South Texas programs as discussed in Operational Activities above.

Production Results. The table below presents our net production by product type for each of our assets for the periods presented:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023
Midland Basin Net Production:
Oil (MMBbl)	4.7	4.4	9.0	8.4
Gas (Bcf)	15.4	14.5	29.9	29.2
NGLs (MMBbl)	—	—	—	—
Equivalent (MMBOE)	7.2	6.8	14.0	13.3
Average net daily equivalent (MBOE per day)	79.7	74.5	77.1	73.5
Relative percentage	50%	51%	51%	49%

South Texas Net Production:
Oil (MMBbl)	1.9	1.4	3.4	3.1
Gas (Bcf)	16.8	16.7	33.4	36.7
NGLs (MMBbl)	2.4	2.2	4.6	4.7
Equivalent (MMBOE)	7.2	6.4	13.6	13.9
Average net daily equivalent (MBOE per day)	78.8	70.6	74.7	77.0
Relative percentage	50%	49%	49%	51%

Total Net Production:
Oil (MMBbl)	6.6	5.8	12.4	11.5
Gas (Bcf)	32.2	31.1	63.4	65.9
NGLs (MMBbl)	2.4	2.2	4.7	4.7
Equivalent (MMBOE)	14.4	13.2	27.6	27.2
Average net daily equivalent (MBOE per day)	158.5	145.1	151.8	150.5
____________________________________________
Note: Amounts may not calculate due to rounding.
Please refer to Overview of Selected Production and Financial Information, Including Trends and Comparison of Financial Results and Trends Between the Three Months Ended June 30, 2024, and March 31, 2024, and Between the Six Months Ended June 30, 2024, and 2023 below for discussion on production.
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

The following table summarizes commodity price data, as well as the effect of net derivative settlements, for the three months ended June 30, 2024, March 31, 2024, and June 30, 2023:

	For the Three Months Ended
	June 30, 2024	March 31, 2024	June 30, 2023
Oil (per Bbl):
Average NYMEX contract monthly price	$80.57	$76.96	$73.78
Realized price	$80.48	$76.09	$72.12
Effect of oil net derivative settlements	$(0.18)	$0.44	$(0.08)
Gas:
Average NYMEX monthly settle price (per MMBtu)	$1.89	$2.24	$2.10
Realized price (per Mcf)	$1.40	$2.18	$2.07
Effect of gas net derivative settlements (per Mcf)	$0.55	$0.39	$0.43
NGLs (per Bbl):
Average OPIS price (1)	$27.96	$29.28	$25.21
Realized price	$22.86	$22.94	$20.83
Effect of NGL net derivative settlements	$—	$(0.66)	$0.61
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
Given the uncertainty surrounding global financial markets, production output from OPEC+, global shipping channel constraints and disruptions, instability in the Middle East, economic and trade sanctions associated with the wars between Russia and Ukraine and Israel and Hamas, changes in global oil inventory in storage, and the potential impacts of these issues on global commodity markets, we expect benchmark prices for oil, gas, and NGLs to remain volatile for the foreseeable future, and we cannot reasonably predict the timing or likelihood of any future impacts that may result, which could include further inflation, supply chain disruptions, fluctuations in interest rates, and industry-specific impacts. In addition to supply and demand fundamentals, as global commodities, the prices for oil, gas, and NGLs are affected by real or perceived geopolitical risks in various regions of the world as well as the relative strength of the United States dollar compared to other currencies. Our realized prices at local sales points may also be affected by infrastructure capacity or outages in the areas of our operations and beyond. The realized price for our Midland Basin gas production was impacted by residue pipeline capacity constraints during the second quarter of 2024, and we expect that to continue during the third quarter of 2024; however, a portion of any negative impact to the realized price would be mitigated by our commodity derivative contracts, which are discussed below.
The following table summarizes 12-month strip prices for NYMEX WTI oil, NYMEX Henry Hub gas, and OPIS NGLs as of July 31, 2024, and June 30, 2024:

	As of July 31, 2024	As of June 30, 2024
NYMEX WTI oil (per Bbl)	$74.98	$78.27
NYMEX Henry Hub gas (per MMBtu)	$2.80	$3.10
OPIS NGLs (per Bbl)	$27.48	$29.23
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

Financial Results of Operations and Additional Comparative Data
The tables below provide information regarding selected production and financial information for the three months ended June 30, 2024, and the preceding three quarters:

	For the Three Months Ended
	June 30,	March 31,	December 31,	September 30,
	2024	2024	2023	2023

	(in millions)
Net production (MMBOE)	14.4	13.2	14.1	14.1
Oil, gas, and NGL production revenue	$633.5	$559.6	$606.9	$639.7
Oil, gas, and NGL production expense	$136.6	$137.4	$137.3	$138.3
Depletion, depreciation, amortization, and asset retirement obligation liability accretion	$179.7	$166.2	$189.1	$189.4
Exploration	$17.1	$18.6	$15.8	$10.2
General and administrative	$31.1	$30.2	$36.6	$29.3
Net income	$210.3	$131.2	$247.1	$222.3
Selected Performance Metrics

	For the Three Months Ended
	June 30,	March 31,	December 31,	September 30,
	2024	2024	2023	2023
Average net daily equivalent production (MBOE per day)	158.5	145.1	153.5	153.7
Lease operating expense (per BOE)	$4.82	$5.54	$5.31	$5.08
Transportation costs (per BOE)	$1.94	$2.07	$2.08	$2.07
Production taxes as a percent of oil, gas, and NGL production revenue	4.3%	4.5%	4.6%	4.3%
Ad valorem tax expense (per BOE)	$0.82	$0.89	$0.37	$0.70
Depletion, depreciation, amortization, and asset retirement obligation liability accretion (per BOE)	$12.46	$12.59	$13.39	$13.39
General and administrative (per BOE)	$2.16	$2.29	$2.60	$2.07
____________________________________________
Note: Amounts may not calculate due to rounding.

Overview of Selected Production and Financial Information, Including Trends

	For the Three Months Ended		Amount Change Between Periods	Percent Change Between Periods	For the Six Months Ended		Amount Change Between Periods	Percent Change Between Periods
	June 30,	March 31,			June 30,	June 30,
	2024	2024			2024	2023
Net production volumes: (1)
Oil (MMBbl)	6.6	5.8	0.8	14%	12.4	11.5	0.9	8%
Gas (Bcf)	32.2	31.1	1.1	3%	63.4	65.9	(2.6)	(4)%
NGLs (MMBbl)	2.4	2.2	0.2	10%	4.7	4.7	(0.1)	(1)%
Equivalent (MMBOE)	14.4	13.2	1.2	9%	27.6	27.2	0.4	1%
Average net daily production: (1)
Oil (MBbl per day)	72.7	63.7	9.0	14%	68.2	63.7	4.5	7%
Gas (MMcf per day)	354.0	342.3	11.7	3%	348.1	364.3	(16.2)	(4)%
NGLs (MBbl per day)	26.8	24.4	2.4	10%	25.6	26.0	(0.4)	(2)%
Equivalent (MBOE per day)	158.5	145.1	13.4	9%	151.8	150.5	1.3	1%
Oil, gas, and NGL production revenue (in millions): (1)
Oil production revenue	$532.6	$440.9	$91.7	21%	$973.4	$844.2	$129.2	15%
Gas production revenue	45.2	67.8	(22.7)	(33)%	113.0	163.5	(50.4)	(31)%
NGL production revenue	55.7	50.9	4.9	10%	106.6	109.6	(3.1)	(3)%
Total oil, gas, and NGL production revenue	$633.5	$559.6	$73.9	13%	$1,193.0	$1,117.3	$75.7	7%
Oil, gas, and NGL production expense (in millions): (1)
Lease operating expense	$69.5	$73.1	$(3.6)	(5)%	$142.6	$138.0	$4.7	3%
Transportation costs	28.0	27.3	0.7	3%	55.4	77.7	(22.3)	(29)%
Production taxes	27.2	25.1	2.1	8%	52.4	50.0	2.3	5%
Ad valorem tax expense	11.8	11.8	—	—%	23.6	22.3	1.4	6%
Total oil, gas, and NGL production expense	$136.6	$137.4	$(0.8)	(1)%	$274.0	$287.9	$(13.9)	(5)%
Realized price:
Oil (per Bbl)	$80.48	$76.09	$4.39	6%	$78.43	$73.19	$5.24	7%
Gas (per Mcf)	$1.40	$2.18	$(0.78)	(36)%	$1.78	$2.48	$(0.70)	(28)%
NGLs (per Bbl)	$22.86	$22.94	$(0.08)	—%	$22.90	$23.29	$(0.39)	(2)%
Per BOE	$43.92	$42.39	$1.53	4%	$43.19	$41.03	$2.16	5%
Per BOE data: (1)
Oil, gas, and NGL production expense:
Lease operating expense	$4.82	$5.54	$(0.72)	(13)%	$5.16	$5.07	$0.09	2%
Transportation costs	1.94	2.07	(0.13)	(6)%	2.00	2.85	(0.85)	(30)%
Production taxes	1.89	1.90	(0.01)	(1)%	1.90	1.84	0.06	3%
Ad valorem tax expense	0.82	0.89	(0.07)	(8)%	0.86	0.82	0.04	5%
Total oil, gas, and NGL production expense (1)	$9.47	$10.41	$(0.94)	(9)%	$9.92	$10.57	$(0.65)	(6)%
Depletion, depreciation, amortization, and asset retirement obligation liability accretion	$12.46	$12.59	$(0.13)	(1)%	$12.52	$11.46	$1.06	9%
General and administrative	$2.16	$2.29	$(0.13)	(6)%	$2.22	$2.03	$0.19	9%
Net derivative settlement gain (2)	$1.15	$1.01	$0.14	14%	$1.08	$0.76	$0.32	42%
Earnings per share information (in thousands, except per share data): (3)
Basic weighted-average common shares outstanding	114,634	115,642	(1,008)	(1)%	115,138	120,533	(5,395)	(4)%
Diluted weighted-average common shares outstanding	115,715	116,456	(741)	(1)%	116,092	121,175	(5,083)	(4)%
Basic net income per common share	$1.83	$1.13	$0.70	62%	$2.97	$2.89	$0.08	3%
Diluted net income per common share	$1.82	$1.13	$0.69	61%	$2.94	$2.88	$0.06	2%

______________________________________
(1)    Amounts and percentage changes may not calculate due to rounding.
(2)    Net derivative settlements for the three months ended June 30, 2024, and for the six months ended June 30, 2024, and 2023, are included within the net derivative (gain) loss line item in the accompanying statements of operations.
(3)    Please refer to Note 9 - Earnings Per Share in Part I, Item 1 of this report for additional discussion.
Average net daily equivalent production for the three months ended June 30, 2024, increased nine percent sequentially, consisting of a 12 percent increase from our South Texas assets and a seven percent increase from our Midland Basin assets. These increases were a result of production from new wells which more than offset the natural decline in production from existing wells during the second quarter of 2024. Average net daily equivalent production remained flat YTD 2024-over-YTD 2023, as a five percent increase from our Midland Basin assets, was mostly offset by a three percent decrease from our South Texas assets. We expect a slight increase in total net equivalent production for the full-year 2024, compared with 2023, driven by well performance and increased development pace, excluding the effects of the pending XCL Acquisition.
We present certain information on a per BOE basis in order to evaluate our performance relative to our peers and to identify and measure trends we believe may require additional analysis and discussion. The full-year 2024 trends discussed below do not reflect our expectations related to the pending XCL Acquisition.
Our realized price on a per BOE basis increased $1.53 sequentially and $2.16 YTD 2024-over-YTD 2023, primarily as a result of an increase in oil benchmark prices. For the three months ended June 30, 2024, and March 31, 2024, we recognized net gains on the settlement of our commodity derivative contracts of $1.15 per BOE and $1.01 per BOE, respectively. For the six months ended June 30, 2024, and 2023, we recognized net gains on the settlement of our commodity derivative contracts of $1.08 per BOE and $0.76 per BOE, respectively.
LOE on a per BOE basis decreased 13 percent sequentially and increased two percent YTD 2024-over-YTD 2023. The sequential quarterly decrease was a result of increased average net daily equivalent production and a decrease in workover expense due to timing of activity. The YTD 2024-over-YTD 2023 increase was primarily driven by increases in labor costs and certain other operating costs, partially offset by a decrease in workover expense due to timing of activity. For the full-year 2024, we expect LOE on a per BOE basis to increase, compared with 2023, primarily as a result of expected increases in labor costs and certain other operating costs associated with both our Midland Basin and South Texas assets. We anticipate volatility in LOE on a per BOE basis as a result of changes in total production, changes in our overall production mix, timing of workover projects, and industry activity, all of which affect total LOE.
Transportation costs on a per BOE basis decreased six percent sequentially as the 12 percent increase in net equivalent production from our South Texas assets consisted primarily of increased oil production which incurs lower transportation costs than gas production. Transportation costs on a per BOE basis decreased 30 percent YTD 2024-over-YTD 2023 primarily as a result of the expiration of a long-term contract in South Texas on June 30, 2023. In general, we expect total transportation costs to fluctuate relative to changes in gas and NGL production from our South Texas assets, where we incur a majority of our transportation costs. For the full-year 2024, we expect transportation costs on a per BOE basis to decrease compared with 2023, as a result of the expiration of the long-term contract in South Texas previously discussed.
Production tax expense on a per BOE basis remained flat sequentially and increased three percent YTD 2024-over-YTD 2023, primarily as a result of an increase in total realized price per BOE. Our overall production tax rate for the three and six months ended June 30, 2024, was 4.3 percent and 4.4 percent, respectively, compared with 4.5 percent for each of the three months ended March 31, 2024, and the six months ended June 30, 2023. We generally expect production tax expense to correlate with oil, gas, and NGL production revenue on an absolute and per BOE basis. Product mix, the location of production, and incentives to encourage oil and gas development can also impact the amount of production tax expense that we recognize.
Ad valorem tax expense on a per BOE basis decreased eight percent sequentially and increased five percent YTD 2024-over-YTD 2023, as a result of changes to the assessed values of our producing properties. We anticipate volatility in ad valorem tax expense on a per BOE and absolute basis as the valuation of our producing properties changes, which is generally driven by fluctuations in commodity prices.
Depletion, depreciation, amortization, and asset retirement obligation liability accretion (“DD&A”) expense on a per BOE basis remained flat sequentially. DD&A expense on a per BOE basis increased nine percent YTD 2024-over-YTD 2023 due to inflation and a slight shift in production mix resulting from higher activity in our Midland Basin assets, which have a higher DD&A rate than our South Texas assets. Our DD&A rate fluctuates as a result of changes in our production mix, changes in our total estimated net proved reserve volumes, changes in capital allocation, impairments, acquisition and divestiture activity, and carrying cost funding and sharing arrangements with third parties. For the full-year 2024, we expect DD&A expense per BOE to remain relatively flat and DD&A expense on an absolute basis to increase slightly, compared with 2023, primarily as a result of expected increased production.
General and administrative (“G&A”) expense on a per BOE basis decreased six percent sequentially primarily as a result of increased net equivalent production volumes. G&A expense on a per BOE basis increased nine percent YTD 2024-over-YTD 2023 as a result of increased compensation expense due to inflation. For the full-year 2024, we expect G&A expense to remain relatively flat per BOE, and G&A expense on an absolute basis to increase compared with 2023, primarily as a result of increases in compensation expense due to inflation.
Please refer to Comparison of Financial Results and Trends Between the Three Months Ended June 30, 2024, and March 31, 2024, and Between the Six Months Ended June 30, 2024, and 2023 below for additional discussion of operating expenses.
Comparison of Financial Results and Trends Between the Three Months Ended June 30, 2024, and March 31, 2024, and Between the Six Months Ended June 30, 2024, and 2023
Average net daily equivalent production, oil, gas, and NGL production revenue, and oil, gas, and NGL production expense
Sequential Quarterly Changes. The following table presents changes in our average net daily equivalent production, oil, gas, and NGL production revenue, and oil, gas, and NGL production expense, by area, between the three months ended June 30, 2024, and March 31, 2024:

	Average Net Equivalent Production Increase	Oil, Gas, and NGL Production Revenue Increase	Oil, Gas, and NGL Production Expense Increase (Decrease)
	(MBOE per day)	(in millions)	(in millions)
Midland Basin	5.2	$29.0	$(2.0)
South Texas	8.2	44.9	1.2
Total	13.4	$73.9	$(0.8)
__________________________________________
Note: Amounts may not calculate due to rounding.
Average net daily equivalent production volumes increased nine percent, consisting of increases of 12 percent and seven percent from our South Texas and Midland Basin assets, respectively. Total realized price per BOE increased four percent. As a result of the increase in average net daily equivalent production volumes, oil, gas, and NGL production revenue increased 13 percent. Oil, gas, and NGL production expense remained flat, as increases in production tax expense and transportation costs were offset by a decrease in LOE.
YTD 2024-over-YTD 2023 Changes. The following table presents changes in our average net daily equivalent production, oil, gas, and NGL production revenue, and oil, gas, and NGL production expense, by area, between the six months ended June 30, 2024, and 2023:

	Average Net Equivalent Production Increase (Decrease)	Oil, Gas, and NGL Production Revenue Increase	Oil, Gas, and NGL Production Expense Increase (Decrease)
	(MBOE per day)	(in millions)	(in millions)
Midland Basin	3.6	$64.6	$6.7
South Texas	(2.3)	11.1	(20.7)
Total	1.3	$75.7	$(13.9)
__________________________________________
Note: Amounts may not calculate due to rounding.
Average net daily equivalent production volumes remained flat, as a five percent increase from our Midland Basin assets was mostly offset by a three percent decrease from our South Texas assets. Total realized price per BOE increased five percent and, combined with increases in oil and NGL benchmark commodity prices, resulted in a seven percent increase in oil, gas, and NGL production revenue. Oil, gas, and NGL production expense decreased five percent, primarily driven by a decrease in transportation costs, partially offset by increases in LOE and production tax expense.
Please refer to Overview of Selected Production and Financial Information, Including Trends above for additional discussion, including discussion of trends on a per BOE basis.

Depletion, depreciation, amortization, and asset retirement obligation liability accretion

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023

	(in millions)
Depletion, depreciation, amortization, and asset retirement obligation liability accretion	$179.7	$166.2	$345.8	$312.0
DD&A expense increased eight percent sequentially and 11 percent YTD 2024-over-YTD 2023. The sequential quarterly increase was primarily driven by an increase in average net daily equivalent production. The YTD 2024-over-YTD 2023 increase resulted from inflation and a slight shift in production mix resulting from higher activity in our Midland Basin assets, which have a higher DD&A rate than our South Texas assets. Please refer to Overview of Selected Production and Financial Information, Including Trends above for discussion of DD&A expense on a per BOE basis.
Exploration

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023

	(in millions)
Geological, geophysical, and other expenses	$8.7	$11.0	$19.7	$18.0
Overhead	8.4	7.6	16.0	15.4
Total	$17.1	$18.6	$35.7	$33.4
Exploration expense decreased eight percent sequentially primarily as a result of expenses incurred related to one well deemed non-commercial, which primarily affected the three months ended March 31, 2024, partially offset by an increase in exploration overhead expense. The YTD 2024-over-YTD 2023 increase of seven percent was primarily due to an increase in geological and geophysical expense. Exploration expense fluctuates based on actual geological and geophysical studies we perform within an exploratory area, exploratory dry hole expense incurred, and changes in the amount of allocated overhead.
General and administrative

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023

	(in millions)
General and administrative	$31.1	$30.2	$61.3	$55.2
G&A expense increased three percent sequentially and 11 percent YTD 2024-over-YTD 2023 as a result of increases in compensation expense, and inflation. Please refer to the section Overview of Selected Production and Financial Information, Including Trends above for discussion of G&A expense on a per BOE basis.
Net derivative (gain) loss

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023

	(in millions)
Net derivative (gain) loss	$(12.1)	$28.1	$16.0	$(63.0)
Net derivative (gain) loss is a result of changes in fair values associated with fluctuations in the forward price curves for the commodities underlying our outstanding derivative contracts and the monthly cash settlements of our derivative positions during the period. We expect increases in benchmark commodity prices to result in net derivative losses and decreases in benchmark commodity prices to result in net derivative gains, as measured against our derivative contract prices. Please refer to Note 7 - Derivative Financial Instruments in Part I, Item 1 of this report for additional discussion.

Interest expense

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023

	(in millions)
Interest expense	$(21.8)	$(21.9)	$(43.7)	$(44.6)
Interest expense remained flat sequentially and decreased two percent YTD 2024-over-YTD 2023. Total interest expense can vary based on fluctuations in the amount of capitalized interest as a result of the timing of the development of our wells in progress and due to the timing and amount of borrowings under our revolving credit facility. Please refer to Overview of Liquidity and Capital Resources below and to Note 5 - Long-Term Debt in Part I, Item 1 of this report for additional discussion.
Income tax expense

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023

	(in millions, except tax rate)
Income tax expense	$(53.6)	$(32.1)	$(85.7)	$(97.6)
Effective tax rate	20.3%	19.6%	20.1%	21.9%
The sequential quarterly increase in the effective tax rate is primarily due to the effect of higher forecast net income. The YTD 2024-over-YTD 2023 decrease in the effective tax rate is primarily due to the benefit recognized from anticipated qualified R&D credit claims in 2024.
Based on current projections, we estimate that after utilization of a portion of the R&D credits, between $25.0 million and $35.0 million of full-year 2024 income tax expense will be current. Please refer to Note 4 - Income Taxes in Part I, Item 1 of this report for additional discussion.
Changes in federal income tax laws or enactment of proposed legislation to increase the corporate tax rate and eliminate or reduce certain oil and gas industry deductions could have a material effect on our effective tax rate and current tax expense. Effective for tax years beginning after December 31, 2022, the Inflation Reduction Act of 2022 provides for a 15 percent corporate alternative minimum tax (“CAMT”) on corporations with average adjusted financial statement income over $1.0 billion for any three-year period preceding the tax year. The CAMT could become applicable to us beginning in 2025. Please refer to Overview of Liquidity and Capital Resources below and to the Risk Factors section in Part 1, Item 1A of our 2023 Form 10-K, and Exhibit 99.2 to our Current Report on Form 8-K filed with the SEC on July 18, 2024, for additional discussion.
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
Sources of Cash
For the six months ended June 30, 2024, we funded our capital expenditures and return of capital program with cash flows from operating activities and cash on hand, and we expect that to continue for the remainder of 2024. However, we may also use borrowings under our revolving credit facility or raise funds through new debt or equity offerings or from other sources of financing. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current stockholders could be diluted, and these newly issued securities may have rights, preferences, or privileges senior to those of certain existing stockholders and bondholders. Additionally, we may enter into carrying cost and sharing arrangements with third parties for certain exploration or development programs.
Subsequent to June 30, 2024, we issued our New Senior Notes. Please see below for discussion on the intended use of the net proceeds received, and refer to Note 5 - Long-Term Debt in Part I, Item I of this report for additional discussion.
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
Credit Agreement
Our Credit Agreement provides for a senior secured revolving credit facility with a maximum loan amount of $3.0 billion. As of June 30, 2024, the borrowing base and aggregate lender commitments under our Credit Agreement were $2.5 billion and $1.25 billion, respectively. The borrowing base is subject to regular, semi-annual redetermination, which considers the value of both our proved oil and gas properties reflected in our most recent reserve report and commodity derivative contracts, each as determined by our lender group. The next scheduled borrowing base redetermination date is October 1, 2024. No individual bank participating in the Credit Agreement represents more than 10 percent of the aggregate lender commitment. We must comply with certain financial and non-financial covenants under the terms of the Credit Agreement. We were in compliance with all financial and non-financial covenants under the Credit Agreement as of June 30, 2024, and through the filing of this report. Please refer to Note 5 - Long-Term Debt in Part I, Item 1 of this report for additional discussion, as well as the presentation of the outstanding balance, total amount of letters of credit, and available borrowing capacity under the Credit Agreement as of July 31, 2024, June 30, 2024, and December 31, 2023.
We had no revolving credit facility borrowings during the six months ended June 30, 2024, or at any time during 2023. Cash flows provided by our operating activities, proceeds received from divestitures of properties, capital markets activities including open market debt repurchases, debt redemptions, repayment of scheduled debt maturities, other financing activities, and our capital expenditures, including acquisitions, all impact the amount we borrow under our revolving credit facility.
Weighted-Average Interest and Weighted-Average Borrowing Rates
Our weighted-average interest rate includes paid and accrued interest, fees on the unused portion of the aggregate commitment amount under the Credit Agreement, letter of credit fees, and the non-cash amortization of deferred financing costs. Our weighted-average borrowing rate includes paid and accrued interest only.
The following table presents our weighted-average interest rates and our weighted-average borrowing rates for the periods presented:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023
Weighted-average interest rate	7.1%	7.1%	7.1%	7.1%
Weighted-average borrowing rate	6.4%	6.4%	6.4%	6.5%
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
Uses of Cash
We use cash for the development, exploration, and acquisition of oil and gas properties; for the payment of operating and general and administrative costs, income taxes, debt obligations, including interest and early repayments or redemptions, dividends, and for repurchases of shares of our outstanding common stock under the Stock Repurchase Program. Expenditures for the development, exploration, and acquisition of oil and gas properties are the primary use of our capital resources. During the six months ended June 30, 2024, we spent $655.0 million on capital expenditures. This amount differs from the costs incurred amount of $652.1 million for the six months ended June 30, 2024, as costs incurred is an accrual-based amount that also includes asset retirement obligations, geological and geophysical expenses, acquisitions of oil and gas properties, and exploration overhead amounts.
The amount and allocation of our future capital expenditures will depend upon a number of factors, including our cash flows from operating, investing, and financing activities, our ability to execute our development program, inflation, and the number and size of acquisitions that we complete. In addition, the impact of oil, gas, and NGL prices on investment opportunities, the availability of capital, tax law and other regulatory changes, and the timing and results of our exploration and development activities may lead to changes in funding requirements for future development. We periodically review our capital expenditure budget and guidance to assess if changes are necessary based on current and projected cash flows, acquisition and divestiture activities, debt requirements, and other factors. Our total 2024 capital program, which we expect to fund with cash flows from operations, is expected to be between $1.14 billion and $1.18 billion, excluding acquisitions, and excluding any expected capital expenditures related to the Uinta Basin Assets and the Option Assets.
Upon execution of the XCL Acquisition Agreement on June 27, 2024, we deposited with an escrow agent a cash deposit of $102.0 million equal to five percent of our undivided 80 percent of the XCL Purchase Price. On July 25, 2024, we issued a redemption notice irrevocably obligating us to redeem all of our outstanding 2025 Senior Notes. We intend to use a portion of the net proceeds from our New Senior Notes to redeem all of our outstanding 2025 Senior Notes, and the remaining net proceeds from the New Senior Notes, cash on hand, and borrowings under our revolving credit facility to fund the balance of the XCL Purchase Price. Please refer to Note 5 - Long-Term Debt and Note 11 - Acquisitions in Part I, Item I of this report for additional discussion.
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
During the six months ended June 30, 2024, and 2023, we repurchased and subsequently retired 1.8 million and 4.0 million shares, respectively, of our common stock at a cost of $84.0 million and $108.8 million, respectively, excluding excise taxes, commissions, and fees. Additionally, in the second quarter of 2024, our Board of Directors re-authorized our existing Stock Repurchase Program, authorizing us to repurchase up to $500.0 million in aggregate value of our common stock through December 31, 2027. As of June 30, 2024, following the re-authorization of our existing Stock Repurchase Program, $500.0 million was available under the Stock Repurchase Program. Please refer to Note 3 - Equity in Part I, Item 1 of this report for additional discussion.
During the six months ended June 30, 2024, and 2023, we paid $41.5 million and $36.4 million, respectively, in dividends to our stockholders. Additionally, our Board of Directors approved an increase to our fixed dividend policy, pursuant to which we intend to pay $0.80 per share annually, to be paid in quarterly increments of $0.20 per share, beginning in the fourth quarter of 2024. We currently intend to continue paying dividends to our stockholders for the foreseeable future, subject to our future earnings, our financial condition, covenants under our Credit Agreement and indentures governing each series of our outstanding Senior Notes, and other factors that could arise. The payment and amount of future dividends remain at the discretion of our Board of Directors.
Changes in federal income tax laws could increase our corporate income tax rate and could eliminate or reduce current tax deductions. The CAMT could become applicable to us beginning in 2025. The CAMT and other possible future legislation could reduce our net cash provided by operating activities resulting in a reduction of available funding. Please refer to Comparison of Financial Results and Trends Between the Three Months Ended June 30, 2024, and March 31, 2024, and Between the Six Months Ended June 30, 2024, and 2023 above for additional discussion.
Analysis of Cash Flow Changes Between the Six Months Ended June 30, 2024, and 2023
The following tables present changes in cash flows between the six months ended June 30, 2024, and 2023, for our operating, investing, and financing activities. The analysis following each table should be read in conjunction with our accompanying statements of cash flows in Part I, Item 1 of this report.
Operating activities

	For the Six Months Ended June 30,		Amount Change Between Periods
	2024	2023

	(in millions)
Net cash provided by operating activities	$752.4	$714.9	$37.5
Net cash provided by operating activities increased for the six months ended June 30, 2024, compared with the same period in 2023, primarily as a result of a $46.6 million increase in cash received from oil, gas, and NGL production revenue net of transportation costs and production taxes and a decrease of $34.4 million in cash paid on settled derivative trades, partially offset by an increase of $20.3 million in cash paid for G&A expense. Net cash provided by operating activities is also affected by working capital changes and the timing of cash receipts and disbursements.

Investing activities

	For the Six Months Ended June 30,		Amount Change Between Periods
	2024	2023

	(in millions)
Net cash used in investing activities	$(655.0)	$(638.2)	$(16.8)
Net cash used in investing activities increased for the six months ended June 30, 2024, compared with the same period in 2023, as a result of a $105.0 million increase in capital expenditures, partially offset by an $88.8 million decrease in cash paid to acquire proved and unproved oil and gas properties in the Midland Basin.
Financing activities

	For the Six Months Ended June 30,		Amount Change Between Periods
	2024	2023

	(in millions)
Net cash used in financing activities	$(123.7)	$(143.4)	$19.7
Net cash used in financing activities for the six months ended June 30, 2024, primarily related to $84.0 million of cash paid, including commissions and fees, to repurchase and subsequently retire 1.8 million shares of our common stock under the Stock Repurchase Program and $41.5 million of dividends paid to our stockholders.
Net cash used in financing activities for the six months ended June 30, 2023, related to $108.9 million of cash paid, including commissions and fees, to repurchase and subsequently retire 4.0 million shares of our common stock under the Stock Repurchase Program and $36.4 million of dividends paid to our stockholders.
Interest Rate Risk
We are exposed to market and credit risk due to the floating interest rate associated with any outstanding balance on our revolving credit facility. Our Credit Agreement allows us to fix the interest rate for all or a portion of the principal balance of our revolving credit facility for a period of up to six months. To the extent that the interest rate is fixed, interest rate changes will affect the revolving credit facility’s fair value but will not affect results of operations or cash flows. Conversely, for the portion of the revolving credit facility that has a floating interest rate, interest rate changes will not affect the fair value but will affect future results of operations and cash flows. Changes in interest rates do not affect the amount of interest we pay on our fixed-rate Senior Notes, but can affect their fair values. As of June 30, 2024, our outstanding principal amount of fixed-rate debt totaled $1.6 billion, and we had no floating-rate debt outstanding. Please refer to Note 8 - Fair Value Measurements in Part I, Item 1 of this report for additional discussion on the fair values of our Senior Notes.
As a result of the United States Federal Reserve’s current monetary policy, short-term interest rates could remain elevated longer than expected, which could increase the cost of and affect our ability to borrow funds.
Commodity Price Risk
The prices we receive for our oil, gas, and NGL production directly affect our revenue, profitability, access to capital, ability to return capital to our stockholders, and future rate of growth. Oil, gas, and NGL prices are subject to unpredictable fluctuations resulting from a variety of factors that are typically beyond our control, including changes in supply and demand associated with the broader macroeconomic environment, constraints on gathering systems, processing facilities, pipelines, and other transportation systems, and weather-related events. The markets for oil, gas, and NGLs have been volatile, especially over the last decade, and remain subject to high levels of uncertainty and volatility related to production output from OPEC+, global shipping channel constraints and disruptions, instability in the Middle East, economic and trade sanctions associated with the wars between Russia and Ukraine and Israel and Hamas, and the potential impacts of these issues on global commodity and financial markets. These circumstances have contributed to inflation, instances of supply chain disruptions, and fluctuations in interest rates, and could have further industry-specific impacts that may require us to adjust our business plan. The realized prices we receive for our production also depend on numerous factors that are typically beyond our control. Based on our production for the six months ended June 30, 2024, a 10 percent decrease in our average realized oil, gas, and NGL prices would have reduced our oil, gas, and NGL production revenue by approximately $97.3 million, $11.3 million, and $10.7 million, respectively. If commodity prices had been 10 percent lower, our net derivative settlements for the six months ended June 30, 2024, would have offset the declines in oil, gas, and NGL production revenue by approximately $16.4 million.
We enter into commodity derivative contracts in order to reduce the risk of fluctuations in commodity prices. The fair value of our commodity derivative contracts is largely determined by estimates of the forward curves of the relevant price indices. As of June 30, 2024, a 10 percent increase or decrease in the forward curves associated with our oil, gas, and NGL commodity derivative instruments would have changed our net derivative positions for these products by approximately $51.7 million, $28.1 million, and $5.6 million, respectively.
Off-Balance Sheet Arrangements
We have not participated in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPE”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
We evaluate our transactions to determine if any variable interest entities exist. If we determine that we are the primary beneficiary of a variable interest entity, that entity is consolidated into our consolidated financial statements. We have not been involved in any unconsolidated SPE transactions during the six months ended June 30, 2024, or through the filing of this report.
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

The following table provides reconciliations of our net income (GAAP) and net cash provided by operating activities (GAAP) to adjusted EBITDAX (non-GAAP) for the periods presented:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

	(in thousands)
Net income (GAAP)	$210,293	$149,874	$341,492	$348,426
Interest expense	21,807	22,148	43,680	44,607
Interest income	(6,333)	(4,994)	(13,103)	(9,696)
Income tax expense	53,590	42,092	85,659	97,598
Depletion, depreciation, amortization, and asset retirement obligation liability accretion	179,651	157,832	345,839	312,021
Exploration (1)	15,906	14,064	33,362	31,541
Stock-based compensation expense	5,788	4,163	10,806	8,481
Net derivative (gain) loss	(12,118)	(11,674)	16,027	(63,003)
Net derivative settlement gain	16,523	15,636	29,797	20,712
Other, net	823	1,079	1,420	927
Adjusted EBITDAX (non-GAAP)	485,930	390,220	894,979	791,614
Interest expense	(21,807)	(22,148)	(43,680)	(44,607)
Interest income	6,333	4,994	13,103	9,696
Income tax expense	(53,590)	(42,092)	(85,659)	(97,598)
Exploration (1) (2)	(14,897)	(14,473)	(24,436)	(22,654)
Amortization of deferred financing costs	1,372	1,372	2,743	2,743
Deferred income taxes	43,516	44,278	70,907	94,246
Other, net	(20,690)	(680)	(28,102)	(14,119)
Net change in working capital	50,215	21,780	(47,473)	(4,436)
Net cash provided by operating activities (GAAP)	$476,382	$383,251	$752,382	$714,885
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
(2)    For the three and six months ended June 30, 2024, amounts exclude certain capital expenditures primarily related to one well deemed non-commercial. For the three and six months ended June 30, 2023, amounts exclude certain capital expenditures primarily related to unsuccessful exploration activity for one well that experienced technical issues during the drilling phase.

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
Changes in Internal Control Over Financial Reporting
There have been no changes during the second quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors as previously disclosed in our 2023 Form 10-K, and Exhibit 99.2 to our Current Report on Form 8-K filed with the SEC on July 18, 2024.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about purchases made by us and any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the three months ended June 30, 2024, of shares of our common stock, which is the sole class of equity securities registered by us pursuant to Section 12 of the Exchange Act:

PURCHASES OF EQUITY SECURITIES BY ISSUER AND AFFILIATED PURCHASES
Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number or Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (as of the period end date) (1)
04/01/2024 - 04/30/2024	—	$—	—	$182,101,195
05/01/2024 - 05/31/2024	764,969	$48.72	764,969	$144,834,057
06/01/2024 - 06/30/2024	293,987	$47.40	293,987	$500,000,000
Total:	1,058,956	$48.35	1,058,956
___________________________________
(1)    During the second quarter of 2024, our Board of Directors re-authorized the existing Stock Repurchase Program, which authorizes us to repurchase up to $500.0 million in aggregate value of our common stock through December 31, 2027. The Stock Repurchase Program permits us to repurchase our shares from time to time in open market transactions, through privately negotiated transactions or by other means in accordance with federal securities laws and subject to certain provisions of our Credit Agreement and the indentures governing our Senior Notes. The timing, as well as the number and value of shares repurchased under the Stock Repurchase Program, is determined by certain authorized officers of the Company at their discretion and depends on a variety of factors, including the market price of our common stock, general market and economic conditions and applicable legal requirements. The value of shares authorized for repurchase by our Board of Directors does not require us to repurchase such shares or guarantee that such shares will be repurchased, and the Stock Repurchase Program may be suspended, modified, or discontinued at any time without prior notice. No assurance can be given that any particular number or dollar value of our shares will be repurchased. During the three months ended June 30, 2024, we repurchased and subsequently retired 1,058,956 shares of our common stock under the Stock Repurchase Program at a weighted-average share price of $48.35 for a total cost of $51.2 million, excluding excise taxes, commissions, and fees.

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
3.1
Restated Certificate of Incorporation of SM Energy Company, as amended through June 1, 2010 (filed as Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, and incorporated herein by reference)

3.2
Certificate of Amendment of Restated Certificate of Incorporation of SM Energy Company, as amended through June 1, 2010, dated May 25, 2023 (filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on May 30, 2023, and incorporated herein by reference)

3.3
Amended and Restated By-Laws of SM Energy Company, effective as of February 21, 2017 (filed as Exhibit 3.2 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2016, and incorporated herein by reference)

4.1
Indenture, dated as of July 25, 2024, by and between SM Energy Company and U.S. Bank Trust Company, National Association, as trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on July 25, 2024, and incorporated herein by reference)

10.1
Purchase and Sale Agreement dated as of June 27, 2024 by and among XCL AssetCo, LLC, XCL Marketing, LLC, Wasatch Water Logistics, LLC, XCL Resources, LLC and XCL SandCo, LLC, as Seller, and SM Energy Company, as Purchaser, and solely for the limited purposes as set forth therein, Northern Oil and Gas, Inc. Agreement (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on June 28, 2024, and incorporated herein by reference)

10.2
Acquisition and Cooperation Agreement dated as of June 27, 2024 by and between SM Energy Company and Northern Oil and Gas, Inc. (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on June 28, 2024, and incorporated herein by reference)

10.3
First Amendment to Seventh Amended and Restated Credit Agreement, dated as of July 2, 2024, by and among SM Energy Company, a Delaware corporation, each of the Lenders that is a party thereto; and Wells Fargo Bank, National Association, as administrative agent for the Lenders, the Issuing Banks and the Swingline Lender (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on July 8, 2024, and incorporated herein by reference)

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

SM ENERGY COMPANY

August 8, 2024	By:	/s/ HERBERT S. VOGEL
Herbert S. Vogel
President and Chief Executive Officer
(Principal Executive Officer)

August 8, 2024	By:	/s/ A. WADE PURSELL
A. Wade Pursell
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

August 8, 2024	By:	/s/ PATRICK A. LYTLE
Patrick A. Lytle
Vice President - Chief Accounting Officer and Controller
(Principal Accounting Officer)