Form 10-Q
period 2024-09-30
SM Energy Co
filed 2024-11-01
CIK 893538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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
As of October 24, 2024, the registrant had 114,418,413 shares of common stock outstanding.

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
•risks related to the integration of the Uinta Basin Acquisition, including our ability to realize the expected benefits of the Uinta Basin Acquisition or any business disruptions that could result from the Uinta Basin Acquisition; see Note 11 - Acquisitions in Part I, Item 1 of this report for discussion and the definition of the Uinta Basin Acquisition;
•our expected accounting treatment of the Uinta Basin Acquisition, discussed in Note 11 - Acquisitions in Part I, Item 1 of this report;
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
•armed conflict, political instability, or civil unrest in oil and gas producing regions and shipping channels, including instability in the Middle East, the wars and armed conflicts between Russia and Ukraine, and among Israel and Hamas, Hezbollah, and Iran and its proxy forces, and related potential effects on laws and regulations, or the imposition of economic or trade sanctions (“War and Geopolitical Instability”);
•any changes to the borrowing base, aggregate revolving lender commitments or maturity date, or any other amendments to our Seventh Amended and Restated Credit Agreement, as amended (“Credit Agreement”);
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
•changes in proposed or final federal income tax laws and regulations or exposure to additional income tax liabilities; and
•other similar matters, such as those discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2 of this report.
Our forward-looking statements are based on assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments, and other factors that we believe are appropriate under the circumstances. We caution you that forward-looking statements are not guarantees of future performance and these statements are subject to known and unknown risks and uncertainties, which may cause our actual results or performance to be materially different from any future results or performance expressed or implied by the forward-looking statements. Factors that may cause our financial condition, results of operations, business prospects or economic performance to differ from expectations include the factors discussed in the Risk Factors section in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”), and Exhibit 99.2 to our Current Report on Form 8-K filed with the United States Securities and Exchange Commission (“SEC”) on July 18, 2024, and in subsequent reports that we file with the SEC.
The forward-looking statements in this report speak only as of the filing of this report. Although we may from time to time voluntarily update our prior forward-looking statements, we disclaim any commitment to do so except as required by applicable securities laws.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SM ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share data)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,735,313	$616,164
Accounts receivable	226,604	231,165
Derivative assets	72,287	56,442
Prepaid expenses and other	10,224	12,668
Total current assets	2,044,428	916,439
Property and equipment (successful efforts method):
Proved oil and gas properties	12,501,494	11,477,358
Accumulated depletion, depreciation, and amortization	(7,370,881)	(6,830,253)
Unproved oil and gas properties, net of valuation allowance of $33,095 and $35,362, respectively	287,311	335,620
Wells in progress	291,197	358,080
Other property and equipment, net of accumulated depreciation of $62,435 and $59,669, respectively	45,149	35,615
Total property and equipment, net	5,754,270	5,376,420
Noncurrent assets:
Acquisition deposit held in escrow	102,000	—
Derivative assets	11,584	8,672
Other noncurrent assets	115,490	78,454
Total noncurrent assets	229,074	87,126
Total assets	$8,027,772	$6,379,985
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$560,839	$611,598
Derivative liabilities	2,401	6,789
Other current liabilities	17,859	15,425
Total current liabilities	581,099	633,812
Noncurrent liabilities:
Revolving credit facility	—	—
Senior Notes, net	2,706,700	1,575,334
Asset retirement obligations	125,327	118,774
Net deferred tax liabilities	467,459	369,903
Derivative liabilities	448	1,273
Other noncurrent liabilities	85,193	65,039
Total noncurrent liabilities	3,385,127	2,130,323

Commitments and contingencies (note 6)

Stockholders’ equity:
Common stock, $0.01 par value - authorized: 200,000,000 shares; issued and outstanding: 114,418,413 and 115,745,393 shares, respectively	1,144	1,157
Additional paid-in capital	1,492,778	1,565,021
Retained earnings	2,570,108	2,052,279
Accumulated other comprehensive loss	(2,484)	(2,607)
Total stockholders’ equity	4,061,546	3,615,850
Total liabilities and stockholders’ equity	$8,027,772	$6,379,985
The accompanying notes are an integral part of these condensed consolidated financial statements.

SM ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Operating revenues and other income:
Oil, gas, and NGL production revenue	$642,380	$639,699	$1,835,427	$1,757,032
Other operating income, net	1,233	1,202	2,611	8,128
Total operating revenues and other income	643,613	640,901	1,838,038	1,765,160
Operating expenses:
Oil, gas, and NGL production expense	148,380	138,264	422,377	426,200
Depletion, depreciation, amortization, and asset retirement obligation liability accretion	202,942	189,353	548,781	501,374
Exploration	12,097	10,245	47,772	43,633
General and administrative	35,141	29,255	96,431	84,424
Net derivative (gain) loss	(86,283)	75,355	(70,256)	12,352
Other operating expense, net	384	2,832	4,206	20,182
Total operating expenses	312,661	445,304	1,049,311	1,088,165
Income from operations	330,952	195,597	788,727	676,995
Interest expense	(50,682)	(23,106)	(94,362)	(67,713)
Interest income	18,017	4,106	31,120	13,802
Other non-operating expense	(637)	(233)	(684)	(696)
Income before income taxes	297,650	176,364	724,801	622,388
Income tax (expense) benefit	(57,127)	45,979	(142,786)	(51,619)
Net income	$240,523	$222,343	$582,015	$570,769

Basic weighted-average common shares outstanding	114,405	117,823	114,870	119,589
Diluted weighted-average common shares outstanding	114,993	118,328	115,701	120,165
Basic net income per common share	$2.10	$1.89	$5.07	$4.77
Diluted net income per common share	$2.09	$1.88	$5.03	$4.75
Net dividends declared per common share	$0.20	$0.15	$0.56	$0.45
The accompanying notes are an integral part of these condensed consolidated financial statements.

SM ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$240,523	$222,343	$582,015	$570,769
Other comprehensive income, net of tax:
Pension liability adjustment	108	14	123	40
Total other comprehensive income, net of tax	108	14	123	40
Total comprehensive income	$240,631	$222,357	$582,138	$570,809
The accompanying notes are an integral part of these condensed consolidated financial statements.

SM ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except share data and dividends per share)

			Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Common Stock			Retained Earnings
	Shares	Amount
Balances, December 31, 2023	115,745,393	$1,157	$1,565,021	$2,052,279	$(2,607)	$3,615,850
Net income	—	—	—	131,199	—	131,199
Other comprehensive income	—	—	—	—	8	8
Net cash dividends declared, $0.18 per share	—	—	—	(20,707)	—	(20,707)
Issuance of common stock upon vesting of RSUs, net of shares used for tax withholdings	1,147	—	(22)	—	—	(22)
Stock-based compensation expense	1,839	—	5,018	—	—	5,018
Purchase of shares under Stock Repurchase Program	(712,235)	(7)	(33,088)	—	—	(33,095)
Balances, March 31, 2024	115,036,144	$1,150	$1,536,929	$2,162,771	$(2,599)	$3,698,251
Net income	—	—	—	210,293	—	210,293
Other comprehensive income	—	—	—	—	7	7
Net cash dividends declared, $0.18 per share	—	—	—	(20,532)	—	(20,532)
Issuance of common stock under Employee Stock Purchase Plan	56,006	1	1,843	—	—	1,844
Stock-based compensation expense	35,691	1	5,787	—	—	5,788
Purchase of shares under Stock Repurchase Program	(1,058,956)	(11)	(51,700)	—	—	(51,711)
Balances, June 30, 2024	114,068,885	$1,141	$1,492,859	$2,352,532	$(2,592)	$3,843,940
Net income	—	—	—	240,523	—	240,523
Other comprehensive income	—	—	—	—	108	108
Net cash dividends declared, $0.20 per share	—	—	—	(22,947)	—	(22,947)
Issuance of common stock upon vesting of RSUs, net of shares used for tax withholdings	349,528	3	(6,819)	—	—	(6,816)
Stock-based compensation expense	—	—	6,587	—	—	6,587
Purchase of shares under Stock Repurchase Program	—	—	151	—	—	151
Balances, September 30, 2024	114,418,413	$1,144	$1,492,778	$2,570,108	$(2,484)	$4,061,546
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

SM ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	For the Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$582,015	$570,769
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation, amortization, and asset retirement obligation liability accretion	548,781	501,374
Stock-based compensation expense	17,393	14,519
Net derivative (gain) loss	(70,256)	12,352
Net derivative settlement gain	46,288	20,398
Amortization of deferred financing costs	4,925	4,114
Deferred income taxes	116,522	43,171
Other, net	(25,590)	(11,489)
Net change in working capital	(15,433)	(57,329)
Net cash provided by operating activities	1,204,645	1,097,879

Cash flows from investing activities:
Capital expenditures	(957,156)	(766,756)
Acquisition of proved and unproved oil and gas properties	(836)	(109,318)
Other, net	80	657
Net cash used in investing activities	(957,912)	(875,417)

Cash flows from financing activities:
Debt issuance costs related to credit facility	(2,378)	—
Net proceeds from Senior Notes	1,477,032	—
Cash paid to repurchase Senior Notes	(349,118)	—
Repurchase of common stock	(83,991)	(205,246)
Dividends paid	(62,136)	(54,167)
Net proceeds from sale of common stock	1,844	1,815
Net share settlement from issuance of stock awards	(6,837)	(7,882)
Net cash provided by (used in) financing activities	974,416	(265,480)

Net change in cash, cash equivalents, and restricted cash	1,221,149	(43,018)
Cash, cash equivalents, and restricted cash at beginning of period	616,164	444,998
Cash, cash equivalents, and restricted cash at end of period	$1,837,313	$401,980
The accompanying notes are an integral part of these condensed consolidated financial statements.

SM ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)
(in thousands)

	For the Nine Months Ended September 30,
	2024	2023
Supplemental schedule of additional cash flow information and non-cash activities:
Operating activities:
Cash paid for interest, net of capitalized interest (1)	$(83,130)	$(77,514)
Net cash paid for income taxes	$(7,623)	$(6,176)
Investing activities:
Changes in capital expenditure accruals	$(33,187)	$35,683
Non-cash financing activities (2)

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$1,735,313	$401,980
Restricted cash (3)	102,000	—
Cash, cash equivalents, and restricted cash at end of period	$1,837,313	$401,980
____________________________________________
(1)    Cash paid for interest, net of capitalized interest during the nine months ended September 30, 2024, does not include $9.0 million in fees paid to secure firm commitments for senior unsecured bridge term loans in connection with the Uinta Basin Acquisition discussed and defined in Note 11 - Acquisitions.
(2)    Please refer to Note 5 - Long-Term Debt for discussion of the debt transactions executed during the nine months ended September 30, 2024.
(3)    Represents a deposit held in a third-party escrow account related to the Uinta Basin Acquisition, as defined in Note 11 - Acquisitions, and is included in the acquisition deposit held in escrow line item on the accompanying unaudited condensed consolidated balance sheets (“accompanying balance sheets”). Please refer to Note 11 - Acquisitions for additional discussion.
The accompanying notes are an integral part of these condensed consolidated financial statements.

SM ENERGY COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1 - Summary of Significant Accounting Policies
Description of Operations
SM Energy Company, together with its consolidated subsidiaries (“SM Energy” or the “Company”), is an independent energy company engaged in the acquisition, exploration, development, and production of oil, gas, and NGLs in the state of Texas, and following the closing of the Uinta Basin Acquisition on October 1, 2024, in the state of Utah. Please refer to Note 11 - Acquisitions for discussion and the definition of the Uinta Basin Acquisition.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Quarterly Report on Form 10-Q, and Regulation S-X. These financial statements do not include all information and notes required by GAAP for annual financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the 2023 Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation of interim financial information, have been included. Operating results for the periods presented are not necessarily indicative of expected results for the full year. In connection with the preparation of the Company’s unaudited condensed consolidated financial statements, the Company evaluated events subsequent to the balance sheet date of September 30, 2024, and through the filing of this report. Additionally, certain prior period amounts have been reclassified to conform to current period presentation in the accompanying unaudited condensed consolidated financial statements.
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
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 was issued to improve the disclosures primarily related to rate reconciliations and income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The guidance is to be applied on a prospective basis; however, retrospective application is permitted. The Company is within the scope of this ASU and expects to adopt ASU 2023-09 on January 1, 2025, on a prospective basis. Adoption of ASU 2023-09 is not expected to have a material impact on the Company’s consolidated financial statements or related disclosures.
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
As of September 30, 2024, and through the filing of this report, no other accounting guidance has been issued and not yet adopted that is applicable to the Company and that would have a material effect on the Company’s unaudited condensed consolidated financial statements and related disclosures.

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
The tables below present oil, gas, and NGL production revenue by product type for each of the Company’s operating areas:

	Midland Basin		South Texas		Total
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2024	2023	2024	2023	2024	2023

	(in thousands)
Oil production revenue	$386,915	$369,858	$144,912	$129,376	$531,827	$499,234
Gas production revenue	19,265	45,215	31,290	36,592	50,555	81,807
NGL production revenue	176	175	59,822	58,483	59,998	58,658
Total	$406,356	$415,248	$236,024	$224,451	$642,380	$639,699
Relative percentage	63%	65%	37%	35%	100%	100%

	Midland Basin		South Texas		Total
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023	2024	2023

	(in thousands)
Oil production revenue	$1,097,936	$992,867	$407,339	$350,598	$1,505,275	$1,343,465
Gas production revenue	82,636	131,804	80,948	113,461	163,584	245,265
NGL production revenue	394	563	166,174	167,739	166,568	168,302
Total	$1,180,966	$1,125,234	$654,461	$631,798	$1,835,427	$1,757,032
Relative percentage	64%	64%	36%	36%	100%	100%
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
Revenue is recorded in the month when performance obligations are satisfied. However, settlement statements from the purchasers of hydrocarbons and the related cash consideration are received 30 to 90 days after production has occurred. As a result, the Company must estimate the amount of production delivered to the customer and the consideration that will ultimately be received for sale of the product. Estimated revenue due to the Company is recorded within the accounts receivable line item on the accompanying balance sheets until payment is received. The accounts receivable balances from contracts with customers within the accompanying balance sheets as of September 30, 2024, and December 31, 2023, were $173.1 million and $175.3 million, respectively. To estimate accounts receivable from contracts with customers, the Company uses knowledge of its properties, historical performance, contractual arrangements, index pricing, quality and transportation differentials, and other factors as the basis for these estimates. Differences between estimates and actual amounts received for product sales are recorded in the month that payment is received from the purchaser. The time period between production and satisfaction of performance obligations is generally less than one day, therefore there are no material unsatisfied or partially unsatisfied performance obligations at the end of the reporting period.
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
The following table presents activity under the Company’s Stock Repurchase Program:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023

	(in thousands, except per share data)
Shares of common stock repurchased (1)	—	2,352	1,771	6,316
Weighted-average price per share (2)	$—	$40.97	$47.40	$32.48
Cost of shares of common stock repurchased (2) (3)	$—	$96,336	$83,955	$205,120
____________________________________________
(1)    All repurchased shares of the Company’s common stock were retired upon repurchase.
(2)    Amounts exclude excise taxes, commissions, and fees.
(3)    Amounts may not calculate due to rounding.
As of September 30, 2024, $500.0 million remained available for repurchases of the Company’s outstanding common stock through December 31, 2027, under the Stock Repurchase Program.
Note 4 - Income Taxes
The provision for income taxes consisted of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023

	(in thousands)
Current portion of income tax expense:
Federal	$(10,201)	$(3,923)	$(23,675)	$(6,732)
State	(1,311)	(1,173)	(2,589)	(1,716)
Deferred portion of income tax (expense) benefit	(45,615)	51,075	(116,522)	(43,171)
Income tax (expense) benefit	$(57,127)	$45,979	$(142,786)	$(51,619)

Effective tax rate	19.2%	(26.1)%	19.7%	8.3%
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
The Company completed a multi-year research and development (“R&D”) credit study in 2023, which resulted in a favorable adjustment to the Company’s effective tax rate for the three and nine months ended September 30, 2023. The effective tax rates for the three and nine months ended September 30, 2024, reflect the benefit of current R&D credits claimed. The Company expects favorable adjustments to the Company’s effective tax rate to continue in the fourth quarter of 2024 resulting from qualifying R&D activity and anticipated credit claims.
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
Note 5 - Long-Term Debt
Credit Agreement
The Company’s Credit Agreement provides for a senior secured revolving credit facility with a maximum loan amount of $3.0 billion, and as of September 30, 2024, the borrowing base and aggregate lender commitments under the Credit Agreement were $2.5 billion and $1.25 billion, respectively.
Prior to the Second Amendment, as defined and discussed below, commitment fees on the unused portion of the aggregate lender commitment amount were accrued at rates from the borrowing base utilization grid set forth in the Credit Agreement, as presented in Note 5 - Long-Term Debt in the 2023 Form 10-K.
The following table presents the outstanding balance, total amount of letters of credit outstanding, and available borrowing capacity under the Credit Agreement as of September 30, 2024, and December 31, 2023:

	As of September 30, 2024	As of December 31, 2023

	(in thousands)
Revolving credit facility (1)	$—	$—
Letters of credit (2)	2,000	2,500
Available borrowing capacity	1,248,000	1,247,500
Total aggregate lender commitment amount	$1,250,000	$1,250,000
____________________________________________
(1)    Unamortized deferred financing costs attributable to the revolving credit facility are presented as a component of the other noncurrent assets line item on the accompanying balance sheets and totaled $8.9 million and $8.5 million as of September 30, 2024, and December 31, 2023, respectively. These costs are being amortized over the term of the revolving credit facility on a straight-line basis.
(2)    Letters of credit outstanding reduce the amount available under the revolving credit facility on a dollar-for-dollar basis.
First Amendment. On July 2, 2024, the Company and its lenders entered into the First Amendment to the Credit Agreement (“First Amendment”) to amend certain provisions of the Credit Agreement to facilitate financing for the Uinta Basin Acquisition, as defined in Note 11 - Acquisitions.
Second Amendment. On October 1, 2024, the Company and its lenders entered into the Second Amendment to the Credit Agreement (“Second Amendment”) in conjunction with the closing of the Uinta Basin Acquisition, as defined in Note 11 - Acquisitions, to, among other things: (i) increase the aggregate revolving lender commitments available under the Credit Agreement from $1.25 billion to $2.0 billion; (ii) extend the maturity date of the Credit Agreement; and (iii) modify certain other provisions reflective of the increased aggregate revolving lender commitments, increased Company size and scale, and extended maturity date. The Credit Agreement is scheduled to mature on the earlier of (a) October 1, 2029 (“Stated Maturity Date”), or (b) 91 days prior to the maturity date of any of the Company’s outstanding Senior Notes, as defined below, to the extent that, on or before such date, the respective Senior Notes in an amount exceeding $50.0 million have not been repaid, exchanged, repurchased, refinanced, or otherwise redeemed in full, and, if refinanced or exchanged, with a scheduled maturity date that is not earlier than at least 180 days after the Stated Maturity Date.
Under the Second Amendment, interest and commitment fees associated with the revolving credit facility are accrued based on a total revolving commitments utilization grid set forth in the Second Amendment, and as presented in the table below. At the Company’s election, borrowings under the Credit Agreement may be in the form of Secured Overnight Financing Rate (“SOFR”) revolving loans, Alternate Base Rate (“ABR”) revolving loans, or Swingline loans. SOFR revolving loans accrue interest at SOFR plus the applicable margin from the utilization grid, and ABR revolving loans and Swingline loans accrue interest at a market-based floating rate, plus the applicable margin from the utilization grid. Commitment fees are accrued on the unused portion of the aggregate revolving lender commitment amount at rates from the utilization grid.

Total Revolving Commitments Utilization Percentage	<25%	≥25% <50%	≥50% <75%	≥75% <90%	≥90%
SOFR Revolving Loans	1.750%	2.000%	2.250%	2.500%	2.750%
ABR Revolving Loans or Swingline Loans	0.750%	1.000%	1.250%	1.500%	1.750%
Commitment Fee Rate	0.375%	0.375%	0.500%	0.500%	0.500%

The following table presents the outstanding balance, total amount of letters of credit outstanding, and available borrowing capacity under the Credit Agreement as of October 24, 2024:

As of October 24, 2024

(in thousands)
Revolving credit facility	$159,000
Letters of credit (1)	2,000
Available borrowing capacity	1,839,000
Total aggregate lender revolving commitment amount	$2,000,000
____________________________________________
(1)    Letters of credit outstanding reduce the amount available under the revolving credit facility on a dollar-for-dollar basis.
On October 11, 2024, the Company’s lenders completed the semi-annual borrowing base redetermination, which resulted in an increase to the Company’s borrowing base to $3.0 billion and reaffirmed the aggregate revolving lender commitment at the existing amount of $2.0 billion. The next borrowing base redetermination date is scheduled to occur on April 1, 2025.
Senior Notes
The Company’s Senior Notes, net line item on the accompanying balance sheets as of September 30, 2024, and December 31, 2023, consisted of the following (collectively referred to as “Senior Notes”):

	As of September 30, 2024			As of December 31, 2023
	Principal Amount	Unamortized Deferred Financing Costs	Principal Amount, Net	Principal Amount	Unamortized Deferred Financing Costs	Principal Amount, Net

	(in thousands)
5.625% Senior Notes due 2025	$—	$—	$—	$349,118	$896	$348,222
6.75% Senior Notes due 2026	419,235	1,343	417,892	419,235	1,868	417,367
6.625% Senior Notes due 2027	416,791	1,813	414,978	416,791	2,395	414,396
6.5% Senior Notes due 2028	400,000	3,890	396,110	400,000	4,651	395,349
6.75% Senior Notes due 2029	750,000	11,061	738,939	—	—	—
7.0% Senior Notes due 2032	750,000	11,219	738,781	—	—	—
Total	$2,736,026	$29,326	$2,706,700	$1,585,144	$9,810	$1,575,334
On July 25, 2024, the Company issued $750.0 million in aggregate principal amount of its 6.75% Senior Notes at par with a maturity date of August 1, 2029 (“2029 Senior Notes”). The Company received net proceeds of $738.5 million after deducting fees of $11.5 million, which are being amortized as deferred financing costs over the life of the 2029 Senior Notes. Also on July 25, 2024, the Company issued $750.0 million in aggregate principal amount of its 7.0% Senior Notes at par with a maturity date of August 1, 2032 (“2032 Senior Notes”). The Company received net proceeds of $738.5 million after deducting fees of $11.5 million, which are being amortized as deferred financing costs over the life of the 2032 Senior Notes.
On August 26, 2024 (“Redemption Date”), the Company redeemed the $349.1 million of aggregate principal amount outstanding of its 5.625% Senior Notes due June 1, 2025 (“2025 Senior Notes”), pursuant to the terms of the indenture governing the 2025 Senior Notes which provided for a redemption price equal to 100 percent of the principal amount outstanding of the 2025 Senior Notes on the Redemption Date, plus accrued and unpaid interest. Upon redemption, the Company recorded a loss on extinguishment of debt of $0.5 million related to the accelerated expense recognition of the remaining unamortized deferred financing costs. The Company canceled all redeemed 2025 Senior Notes upon settlement.
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
Covenants
The Company is subject to certain financial and non-financial covenants under the Credit Agreement and the indentures governing the Senior Notes that, among other terms, limit the Company’s ability to incur additional indebtedness, make restricted payments including dividends, sell assets, create liens that secure debt, enter into transactions with affiliates, make certain investments, or merge or consolidate with other entities. The Company was in compliance with all financial and non-financial covenants as of September 30, 2024, and through the filing of this report. Please refer to Note 5 - Long-Term Debt in the 2023 Form 10-K, the First Amendment to the Credit Agreement, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2024, and the Second Amendment to the Credit Agreement, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 2, 2024, for additional detail on the Company’s covenants under the Credit Agreement and indentures governing the Senior Notes.
Capitalized Interest
Capitalized interest costs for the three months ended September 30, 2024, and 2023, totaled $5.4 million and $4.9 million, respectively, and totaled $17.6 million and $16.3 million for the nine months ended September 30, 2024, and 2023, respectively. The amount of interest the Company capitalizes generally fluctuates based on the amount borrowed, the Company’s capital program, and the timing and amount of costs associated with capital projects that are considered in progress. Capitalized interest costs are included in total costs incurred.
Note 6 - Commitments and Contingencies
Commitments
Other than those items discussed below, there have been no changes in commitments through the filing of this report that differ materially from those disclosed in the 2023 Form 10-K.
Drilling Rig Service Contracts. During the nine months ended September 30, 2024, the Company entered into new drilling rig contracts. As of September 30, 2024, the Company’s drilling rig commitments totaled $19.2 million under contract terms extending through the second quarter of 2025. If all of the drilling rig contracts were terminated as of September 30, 2024, the Company would avoid a portion of the contractual service commitments; however, the Company would be required to pay $10.4 million in early termination fees. No early termination penalties or standby fees were incurred by the Company during the nine months ended September 30, 2024, and the Company does not expect to incur material penalties with regard to its drilling rig contracts during the remainder of 2024.
Drilling and Completion Commitments. During the nine months ended September 30, 2024, the Company entered into an agreement that includes minimum drilling and completion footage requirements on certain existing leases. If these minimum requirements are not satisfied by March 31, 2026, the Company will be required to pay liquidated damages based on the difference between the actual footage drilled and completed and the minimum requirements. As of September 30, 2024, the liquidated damages could range from zero to a maximum of $55.0 million, with the maximum exposure assuming no additional development activity occurs prior to March 31, 2026. As of the filing of this report, the Company expects to meet its drilling and completion footage obligations under this agreement.
Subsequent Events. As part of the Uinta Basin Acquisition, certain contracts and leases containing both short-term and long-term commitments were assigned to the Company effective as of the closing date of October 1, 2024. The Company is evaluating the minimum commitments, terms and conditions, and operational plans related to activities under these contracts and leases, as well as the expected financial statement impact. Please see Note 11 - Acquisitions for discussion and the definition of the Uinta Basin Acquisition.
Certain contracts assigned to the Company include material, long-term oil gathering, processing, transportation throughput, and delivery commitments with various third-parties, under which the Company would be required to make periodic deficiency payments for any shortfalls in delivering specified minimum volume commitments. As of October 1, 2024, if the Company failed to deliver any product under these contracts, the aggregate undiscounted deficiency payments would total approximately $135.8 million. One of these contracts does not have a minimum volume commitment associated with it, however, as of October 1, 2024, the Company would owe a cancellation fee of $4.9 million if the agreement was terminated.
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
The Company has entered into fixed price oil and gas basis swaps in order to mitigate exposure to adverse pricing differentials between certain industry benchmark prices and the actual physical pricing points where the Company’s production is sold. As of September 30, 2024, the Company had basis swap contracts with fixed price differentials between:
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

As of September 30, 2024, the Company had commodity derivative contracts outstanding through the fourth quarter of 2026 as summarized in the table below:

	Contract Period
	Fourth Quarter 2024	2025	2026
Oil Derivatives (volumes in MBbl and prices in $ per Bbl):
Swaps
NYMEX WTI Volumes	1,906	1,973	—
Weighted-Average Contract Price	$74.25	$72.36	$—
Collars
NYMEX WTI Volumes	1,917	4,515	—
Weighted-Average Floor Price	$69.93	$65.69	$—
Weighted-Average Ceiling Price	$82.27	$81.65	$—
Basis Swaps
WTI Midland-NYMEX WTI Volumes	1,230	4,556	—
Weighted-Average Contract Price	$1.21	$1.18	$—
WTI Houston MEH-NYMEX WTI Volumes	309	2,130	1,546
Weighted-Average Contract Price	$1.82	$1.86	$2.02
Roll Differential Swaps
NYMEX WTI Volumes	2,334	—	—
Weighted-Average Contract Price	$0.66	$—	$—

Gas Derivatives (volumes in BBtu and prices in $ per MMBtu):
Swaps
NYMEX HH Volumes	1,569	7,321	4,645
Weighted-Average Contract Price	$3.03	$3.97	$3.73
IF Waha Volumes	—	—	1,548
Weighted-Average Contract Price	$—	$—	$3.26
Collars
NYMEX HH Volumes	7,328	29,920	13,438
Weighted-Average Floor Price	$3.38	$3.23	$3.25
Weighted-Average Ceiling Price	$4.97	$4.70	$4.90
Basis Swaps
IF Waha-NYMEX HH Volumes	5,240	20,501	—
Weighted-Average Contract Price	$(0.73)	$(0.66)	$—
IF HSC-NYMEX HH Volumes	5,750	946	—
Weighted-Average Contract Price	$(0.38)	$0.0025	$—

NGL Derivatives (volumes in MBbl and prices in $ per Bbl):
Swaps
OPIS Propane Mont Belvieu Non-TET Volumes	434	396	—
Weighted-Average Contract Price	$31.85	$32.86	$—
OPIS Normal Butane Mont Belvieu Non-TET Volumes	97	45	—
Weighted-Average Contract Price	$39.84	$39.48	$—
OPIS Isobutane Mont Belvieu Non-TET Volumes	28	25	—
Weighted-Average Contract Price	$41.58	$41.58	$—

Commodity Derivative Contracts Entered Into Subsequent to September 30, 2024
Subsequent to September 30, 2024, and through the filing of this report, the Company entered into the following commodity derivative contracts:
•NYMEX WTI price swap contracts for the first through third quarters of 2025 for a total of 1.9 MMBbl of oil production at a weighted-average contract price of $71.72 per Bbl; and
•NYMEX HH price swap contract for the second quarter of 2026 for a total of 1,430 BBtu of gas production at a weighted-average contract price of $3.25 per MMBtu.
Derivative Assets and Liabilities Fair Value
The Company’s commodity derivatives are measured at fair value and are included in the accompanying balance sheets as derivative assets and liabilities, with the exception of derivative instruments that meet the “normal purchase normal sale” exclusion. The Company does not designate its commodity derivative contracts as hedging instruments. The fair value of commodity derivative contracts at September 30, 2024, and December 31, 2023, was a net asset of $81.0 million and $57.1 million, respectively.
The following table details the fair value of commodity derivative contracts recorded in the accompanying balance sheets, by category:

	As of September 30, 2024	As of December 31, 2023

	(in thousands)
Derivative assets:
Current assets	$72,287	$56,442
Noncurrent assets	11,584	8,672
Total derivative assets	$83,871	$65,114
Derivative liabilities:
Current liabilities	$2,401	$6,789
Noncurrent liabilities	448	1,273
Total derivative liabilities	$2,849	$8,062
Offsetting of Derivative Assets and Liabilities
As of September 30, 2024, and December 31, 2023, all derivative instruments held by the Company were subject to master netting arrangements with various financial institutions. In general, the terms of the Company’s agreements provide for offsetting of amounts payable or receivable between it and the counterparty, at the election of both parties, for transactions that settle on the same date and in the same currency. The Company’s agreements also provide that in the event of an early termination, the counterparties have the right to offset amounts owed or owing under that and any other agreement with the same counterparty. The Company’s accounting policy is to not offset these positions in its accompanying balance sheets.
The following table provides a reconciliation between the gross assets and liabilities reflected on the accompanying balance sheets and the potential effects of master netting arrangements on the fair value of the Company’s commodity derivative contracts:

	Derivative Assets as of		Derivative Liabilities as of
	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023

	(in thousands)
Gross amounts presented in the accompanying balance sheets	$83,871	$65,114	$(2,849)	$(8,062)
Amounts not offset in the accompanying balance sheets	(2,849)	(7,362)	2,849	7,362
Net amounts	$81,022	$57,752	$—	$(700)

The following table summarizes the commodity components of the net derivative settlement (gain) loss, and the net derivative (gain) loss line items presented within the accompanying unaudited condensed consolidated statements of cash flows (“accompanying statements of cash flows”) and the accompanying statements of operations, respectively:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023

	(in thousands)
Net derivative settlement (gain) loss:
Oil contracts	$487	$13,446	$(877)	$20,144
Gas contracts	(16,735)	(11,643)	(46,639)	(37,495)
NGL contracts	(243)	(1,489)	1,228	(3,047)
Total net derivative settlement (gain) loss	$(16,491)	$314	$(46,288)	$(20,398)

Net derivative (gain) loss:
Oil contracts	$(65,633)	$77,857	$(29,805)	$31,172
Gas contracts	(15,291)	(4,437)	(41,624)	(14,655)
NGL contracts	(5,359)	1,935	1,173	(4,165)
Total net derivative (gain) loss	$(86,283)	$75,355	$(70,256)	$12,352
Credit Related Contingent Features
As of September 30, 2024, and through the filing of this report, all of the Company’s derivative counterparties were members of the Company’s Credit Agreement lender group. The Company does not enter into derivative contracts with counterparties that are not part of the lender group. Under the Credit Agreement, the Company is required to provide mortgage liens on assets having a value equal to at least 85 percent of the total PV-9, as defined in the Credit Agreement, of the Company’s proved oil and gas properties evaluated in the most recent reserve report. Collateral securing indebtedness under the Credit Agreement also secures the Company’s derivative agreement obligations.
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

	As of September 30, 2024			As of December 31, 2023
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

	(in thousands)
Assets:
Derivatives (1)	$—	$83,871	$—	$—	$65,114	$—
Liabilities:
Derivatives (1)	$—	$2,849	$—	$—	$8,062	$—
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
Long-Term Debt
The following table reflects the fair value of the Company’s Senior Notes obligations measured using Level 1 inputs based on quoted secondary market trading prices. These notes were not presented at fair value on the accompanying balance sheets as of September 30, 2024, or December 31, 2023, as they were recorded at carrying value, net of any unamortized deferred financing costs. Please refer to Note 5 - Long-Term Debt for additional information.

	As of September 30, 2024		As of December 31, 2023
	Principal Amount	Fair Value	Principal Amount	Fair Value

	(in thousands)
5.625% Senior Notes due 2025	$—	$—	$349,118	$348,189
6.75% Senior Notes due 2026	$419,235	$419,759	$419,235	$420,660
6.625% Senior Notes due 2027	$416,791	$417,362	$416,791	$416,549
6.5% Senior Notes due 2028	$400,000	$400,240	$400,000	$401,372
6.75% Senior Notes due 2029	$750,000	$753,750	$—	$—
7.0% Senior Notes due 2032	$750,000	$753,780	$—	$—
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
The following table sets forth the calculations of basic and diluted net income per common share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023

	(in thousands, except per share data)
Net income	$240,523	$222,343	$582,015	$570,769

Basic weighted-average common shares outstanding	114,405	117,823	114,870	119,589
Dilutive effect of non-vested RSUs, contingent PSUs, and other	588	505	831	576
Diluted weighted-average common shares outstanding	114,993	118,328	115,701	120,165

Basic net income per common share	$2.10	$1.89	$5.07	$4.77
Diluted net income per common share	$2.09	$1.88	$5.03	$4.75

Note 10 - Compensation Plans
The Company may grant various types of both short-term and long-term incentive-based awards under its compensation plans, such as time-based cash awards, performance-based cash awards, and equity awards to eligible employees. Additionally, the Company grants stock-based compensation to its Board of Directors and provides an employee stock purchase plan. As of September 30, 2024, approximately 2.3 million shares of common stock were available for grant under the Company’s Equity Incentive Compensation Plan (“Equity Plan”).
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
For PSUs granted in 2024, 2023, and 2022, which the Company determined to be equity awards, settlement will be determined based on a combination of the following criteria measured over the three-year performance period: the Company’s Total Shareholder Return (“TSR”) relative to the TSR of certain peer companies, the Company’s absolute TSR, free cash flow (“FCF”) generation, and the achievement of certain ESG targets, in each case as defined by the award agreement. The Company initially records compensation expense associated with the issuance of PSUs based on the fair value of the awards as of the grant date. As a portion of these awards depends on performance-based settlement criteria, compensation expense may be adjusted in future periods as the expected number of shares of the Company’s common stock issued to settle the units increases or decreases based on the Company’s expected FCF generation and achievement of certain ESG targets.
Compensation expense for PSUs is recognized within general and administrative expense and exploration expense over the vesting periods of the respective awards. Total compensation expense recorded for PSUs was $1.1 million and $1.0 million for the three months ended September 30, 2024, and 2023, respectively, and $3.5 million and $1.8 million for the nine months ended September 30, 2024, and 2023, respectively. As of September 30, 2024, there was $6.0 million of total unrecognized compensation expense related to non-vested PSUs, which is being amortized through mid-2026. There were no material changes to the outstanding and non-vested PSUs during the nine months ended September 30, 2024. Subsequent to September 30, 2024, the Company granted a total of 231,120 PSUs with a grant date fair value of $9.9 million.
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
The Company records compensation expense associated with the issuance of RSUs based on the fair value of the awards as of the grant date. The fair value of an RSU is equal to the closing price of the Company’s common stock on the grant date. Compensation expense for RSUs is recognized within general and administrative expense and exploration expense over the vesting periods of the respective awards. During the nine months ended September 30, 2024, the Company granted a total of 490,481 RSUs with a grant date fair value of $21.3 million, and the Company settled RSUs upon the vesting of awards granted in previous years. The Company and all eligible recipients mutually agreed to net share settle a portion of the awards to cover income and payroll tax withholdings, as provided for in the Equity Plan and applicable award agreements. After withholding 158,252 shares to satisfy income and payroll tax withholding obligations, the Company issued 350,675 shares of common stock in accordance with the terms of the applicable award agreements.
Total compensation expense recorded for RSUs was $4.5 million and $4.1 million for the three months ended September 30, 2024, and 2023, respectively, and $12.0 million and $10.8 million for the nine months ended September 30, 2024, and 2023, respectively. As of September 30, 2024, there was $33.8 million of total unrecognized compensation expense related to non-vested RSUs, which is being amortized through mid-2027.

A summary of activity during the nine months ended September 30, 2024, is presented in the following table:

	RSUs	Weighted-Average Grant-Date Fair Value (1)
Non-vested at beginning of year	1,080,544	$31.49
Granted	490,481	$43.42
Vested	(507,171)	$30.18
Forfeited	(36,906)	$32.87
Non-vested at end of quarter	1,026,948	$37.79
____________________________________________
(1)    Amounts represent price per unit.
Director Shares
During the nine months ended September 30, 2024, and 2023, the Company issued a total of 37,530 and 56,872 shares, respectively, of its common stock to its non-employee directors under the Equity Plan. Shares issued to non-employee directors that were elected at the Company’s 2024 annual meeting of stockholders will fully vest on December 31, 2024, and shares issued to non-employee directors that were elected at the Company’s 2023 annual meeting of stockholders fully vested on December 31, 2023.
Employee Stock Purchase Plan
Under the Company’s Employee Stock Purchase Plan (“ESPP”), eligible employees may purchase shares of the Company’s common stock through payroll deductions of up to 15 percent of their eligible compensation, subject to a maximum of 2,500 shares per offering period and a maximum of $25,000 in value related to purchases for each calendar year. The purchase price of the common stock is 85 percent of the lower of the trading price of the common stock on either the first or last day of the six-month offering period. The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. There were a total of 56,006 and 68,192 shares issued under the ESPP during the nine months ended September 30, 2024, and 2023, respectively. Total proceeds to the Company for the issuance of these shares was $1.8 million during each of the nine months ended September 30, 2024, and 2023. The fair value of ESPP grants is measured at the date of grant using the Black-Scholes option-pricing model.
Please refer to Note 10 - Compensation Plans in the 2023 Form 10-K for additional detail on the Company’s compensation plans.
Note 11 - Acquisitions
2024 Acquisition Activity
On June 27, 2024, the Company entered into a Purchase and Sale Agreement (“XCL Acquisition Agreement”) with XCL AssetCo, LLC, XCL Marketing, LLC, Wasatch Water Logistics, LLC, XCL Resources, LLC, and XCL SandCo, LLC, (collectively referred to as the “XCL Sellers”) and, for the limited purposes described therein, Northern Oil and Gas, Inc. (“NOG”). Pursuant to the XCL Acquisition Agreement, the Company agreed to purchase all of the rights, titles and interests in the Uinta Basin oil and gas assets owned by the XCL Sellers (“XCL Assets”). Concurrently with the execution of the XCL Acquisition Agreement, the Company entered into an Acquisition and Cooperation Agreement (“Cooperation Agreement”) with NOG, pursuant to which the Company and NOG agreed to cooperate in connection with the XCL Acquisition Agreement and NOG agreed to acquire an undivided 20 percent interest in the assets acquired pursuant to the XCL Acquisition Agreement. Upon execution of the XCL Acquisition Agreement, the Company deposited with an escrow agent a cash deposit of $102.0 million (“Cash Deposit”), which is presented in the acquisition deposit held in escrow line item on the accompanying balance sheets as of September 30, 2024. Pursuant to the terms of the XCL Acquisition Agreement, the Company had the option to acquire certain additional assets adjacent to the XCL Assets (“Altamont Option Assets”) from the XCL Sellers for a purchase price equal to the XCL Sellers’ cost to acquire the Altamont Option Assets plus the XCL Sellers’ related out of pocket expenses. On August 5, 2024, the Company exercised the option to acquire the Altamont Option Assets.
On October 1, 2024 (“Closing Date”), immediately prior to the closing of the transactions contemplated by the XCL Acquisition Agreement, and as permitted by the XCL Acquisition Agreement and Cooperation Agreement, the Company assigned an undivided 20 percent interest in the XCL Acquisition Agreement to NOG and caused the XCL Sellers to directly assign an undivided 20 percent interest in both the XCL Assets and the Altamont Option Assets to NOG. Accordingly, on the Closing Date, the Company completed the acquisition of an undivided 80 percent interest in both the XCL Assets and the Altamont Option Assets, with an effective date of May 1, 2024 (“Uinta Basin Acquisition”). The Company’s undivided 80 percent interest in the assets acquired in the Uinta Basin Acquisition consists of approximately 63,300 net acres.
On the Closing Date, the unadjusted purchase price, net to the Company’s 80 percent undivided interest in the Uinta Basin Acquisition, was approximately $2.1 billion. The Company paid approximately $1.9 billion in cash to the XCL Sellers, using a portion of the net proceeds from the issuance of the 2029 Senior Notes and 2032 Senior Notes discussed in Note 5 - Long-Term Debt, cash on hand, and borrowings under the Company’s revolving credit facility. Additionally, a majority of the Cash Deposit was disbursed to the XCL Sellers on the Closing Date. The remaining portion of the Cash Deposit will remain in escrow pending the completion of post-closing purchase price adjustments, which are expected to occur in the first quarter of 2025. Final purchase accounting for the Uinta Basin Acquisition was not complete at the time that this report was filed. The Company expects to account for the Uinta Basin Acquisition as an asset acquisition and will include any required disclosures and information related to the Uinta Basin Acquisition in its 2024 Annual Report on Form 10-K or earlier filed Current Reports on Form 8-K, as applicable, pursuant to the rules and regulations of the SEC and authoritative accounting guidance.
2023 Acquisition Activity
On June 30, 2023, the Company acquired approximately 20,000 net acres of oil and gas properties located in Dawson and northern Martin counties, Texas. Total consideration paid after purchase price adjustments during the nine months ended September 30, 2023, was $88.9 million. Under authoritative accounting guidance, this transaction was accounted for as an asset acquisition. Therefore, the properties were recorded based on the total consideration paid after purchase price adjustments and the transaction costs were capitalized as a component of the cost of the assets acquired. Additionally, during the third quarter of 2023, the Company acquired additional working interests in certain wells located in the Midland Basin for approximately $20.4 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion includes forward-looking statements. Please refer to the Cautionary Information about Forward-Looking Statements section of this report for important information about these types of statements. Additionally, the following discussion includes sequential quarterly comparison to the financial information presented in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, filed with the SEC on August 8, 2024. Throughout the following discussion, we explain changes between the three months ended September 30, 2024, and the three months ended June 30, 2024 (“sequential quarterly” or “sequentially”), as well as the year-to-date (“YTD”) change between the nine months ended September 30, 2024, and the nine months ended September 30, 2023 (“YTD 2024-over-YTD 2023”).
Overview of the Company
General Overview
Our purpose is to make people’s lives better by responsibly producing energy supplies, contributing to domestic energy security and prosperity, and having a positive impact in the communities where we live and work. Our long-term vision and strategy is to sustainably grow value for all of our stakeholders as a premier operator of top-tier assets by maintaining and optimizing our high-quality asset portfolio, generating cash flows, and maintaining a strong balance sheet. Our team executes this strategy by prioritizing safety, technological innovation, and stewardship of natural resources, all of which are integral to our corporate culture. Our near-term goals include focusing on continued operational excellence, successfully integrating the Uinta Basin assets, and continuing to return value to stockholders through fixed dividend payments and our Stock Repurchase Program, while also transferring value to stockholders through reduced debt.
Our asset portfolio is comprised of high-quality assets in the Midland Basin in West Texas, the Maverick Basin in South Texas, and as of October 1, 2024, the Uinta Basin in northeast Utah, which we believe are capable of generating strong returns in the current macroeconomic environment and provide resilience to commodity price risk and volatility. We seek to maximize returns and increase the value of our top-tier assets through disciplined capital spending, strategic acquisitions, such as the Uinta Basin Acquisition, and continued development and optimization of our existing assets. We believe that our high-quality assets facilitate a sustainable approach to prioritizing operational execution, maintaining a strong balance sheet, generating cash flows, returning capital to stockholders, and maintaining financial flexibility.
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
We are impacted by global commodity and financial markets that remain subject to heightened levels of uncertainty and volatility. Key factors contributing to market fluctuations include ongoing oil production curtailment agreements among the Organization of the Petroleum Exporting Countries (“OPEC”) plus other non-OPEC oil producing countries (collectively referred to as “OPEC+”); lower than expected oil and gas demand from China; War and Geopolitical Instability; United States Federal Reserve monetary policy; shipping channel constraints and disruptions; and changes in global oil inventory in storage. These factors have driven commodity price volatility, contributed to instances of supply chain disruptions and fluctuations in interest rates, and could have further industry-specific impacts that may require us to adjust our business plan. For additional detail, please refer to the Risk Factors section in Part I, Item 1A of our 2023 Form 10-K, and Exhibit 99.2 to our Current Report on Form 8-K filed with the SEC on July 18, 2024. Despite continuing uncertainty, we expect to maximize the value of our high-quality asset base and sustain strong operational performance and financial stability. We remain focused on returning capital to stockholders through cash flow generation.
Areas of Operations
Our Midland Basin assets are comprised of approximately 110,000 net acres located in the Permian Basin in West Texas (“Midland Basin”). In the third quarter of 2024, our drilling and completion activities focused on development optimization of our RockStar and Sweetie Peck assets, and delineation and development of our Klondike assets. Our Midland Basin position provides substantial future development opportunities within multiple oil-rich intervals, including the Spraberry and Wolfcamp formations.
Our South Texas assets are comprised of approximately 155,000 net acres located in Dimmit and Webb counties, Texas (“South Texas”). In the third quarter of 2024, we focused our operations on development and further delineation of the Austin Chalk formation, and on production from both the Austin Chalk formation and Eagle Ford shale formation. Our overlapping acreage position in the Maverick Basin in South Texas covers a significant portion of the western Eagle Ford shale and Austin Chalk formations, and includes acreage across the oil, gas-condensate, and dry gas windows with gas composition amenable to processing for NGL extraction.
On October 1, 2024, we acquired approximately 63,300 net acres located in Duchesne and Uintah counties, Utah (“Uinta Basin”). Our Uinta Basin position provides future development opportunities within multiple oil-rich intervals in the Lower Green River and Wasatch formations, and includes acreage with waxy crude and gas composition amenable to processing for NGL extraction. Please refer to Note 11 - Acquisitions in Part I, Item 1 of this report for additional discussion.
Third Quarter 2024 Overview and Outlook for the Remainder of 2024
During the third quarter of 2024:
•We exercised the option to purchase the Altamont Option Assets, and on October 1, 2024, we closed the Uinta Basin Acquisition, as discussed in Note 11 - Acquisitions in Part I, Item 1 of this report.
•We issued our 2029 Senior Notes and 2032 Senior Notes and redeemed the remaining $349.1 million of aggregate principal amount outstanding of our 2025 Senior Notes. Please refer to Note 5 - Long-Term Debt in Part I, Item 1 of this report for additional discussion.
•We continued to execute on our goal of sustainably returning capital to our stockholders by paying a net cash dividend of $0.18 per share totaling $20.6 million. Additionally, we declared an increased net cash dividend of $0.20 per share totaling $22.9 million, which will be paid in the fourth quarter of 2024.
Financial and Operational Results. Average net daily equivalent production for the three months ended September 30, 2024, increased seven percent sequentially to 170.0 MBOE, consisting of increases of eight percent and six percent from our South Texas and Midland Basin assets, respectively. These increases were a result of strong well performance and the timing of well completions.
Oil, gas, and NGL production revenue increased one percent to $642.4 million for the three months ended September 30, 2024, compared with $633.5 million for the three months ended June 30, 2024. Oil, gas, and NGL production expense increased nine percent to $148.4 million for the three months ended September 30, 2024, compared with $136.6 million for the three months ended June 30, 2024, as a result of increases in transportation expense and lease operating expense (“LOE”).
Realized price per BOE, before the effect of net derivative settlements (“realized price” or “realized prices”), decreased six percent sequentially. During the third quarter of 2024, oil and NGL benchmark prices decreased, and the gas benchmark price increased. These changes resulted in sequential quarterly decreases in oil and NGL realized prices of seven percent and five percent, respectively, partially offset by an increase in the gas realized price of four percent.
We recorded net derivative gains of $86.3 million and $12.1 million for the three months ended September 30, 2024, and June 30, 2024, respectively. Included within these amounts are net derivative settlement gains of $16.5 million for each of the three months ended September 30, 2024, and June 30, 2024.
Operational and financial activities during the three months ended September 30, 2024, resulted in the following:
•Net cash provided by operating activities of $452.3 million, compared with $476.4 million for the three months ended June 30, 2024.
•Net income of $240.5 million, or $2.09 per diluted share, compared with net income of $210.3 million, or $1.82 per diluted share, for the three months ended June 30, 2024.
•Adjusted EBITDAX, a non-GAAP financial measure, of $481.5 million, compared with $485.9 million for the three months ended June 30, 2024. Please refer to the caption Non-GAAP Financial Measures below for additional discussion and our definition of adjusted EBITDAX and reconciliations to net income and net cash provided by operating activities.
Please refer to Overview of Selected Production and Financial Information, Including Trends and Comparison of Financial Results and Trends Between the Three Months Ended September 30, 2024, and June 30, 2024, and Between the Nine Months Ended September 30, 2024, and 2023 below for additional discussion.
Operational Activities. We expect our total 2024 capital program to be between $1.24 billion and $1.26 billion, including capital expenditures related to the development of our recently acquired Uinta Basin assets, but excluding acquisitions. Our capital program remains focused on highly economic oil development projects in our Midland Basin, South Texas, and Uinta Basin assets. During 2024, we expect to continue our focus on strategic inventory replacement and growth by applying our strength in geosciences and development optimization. Please refer to Overview of Liquidity and Capital Resources below for discussion of how we expect to fund the remainder of our 2024 capital program.

In our Midland Basin program, we operated four drilling rigs and averaged one completion crew, drilled 27 gross (19 net) wells, and completed 17 gross (15 net) wells during the third quarter of 2024. Average net daily equivalent production volumes increased sequentially by six percent to 84.6 MBOE. Costs incurred during the three months ended September 30, 2024, totaled $168.3 million, or 55 percent of our total costs incurred for the period. We anticipate operating four drilling rigs and one completion crew for the remainder of 2024, focused on developing formations within our RockStar, Sweetie Peck, and Klondike assets.
In our South Texas program, we operated two drilling rigs and one completion crew, drilled 16 gross (16 net) wells, and completed 20 gross (20 net) wells during the third quarter of 2024. Average net daily equivalent production volumes increased sequentially by eight percent to 85.4 MBOE. Costs incurred during the three months ended September 30, 2024, totaled $125.9 million, or 41 percent of our total costs incurred for the period. We anticipate operating two drilling rigs and no completion crews for the remainder of 2024, focused primarily on developing the Austin Chalk formation.
In our Uinta Basin program, we anticipate operating three drilling rigs and one completion crew during the remainder of 2024, focused primarily on delineating and developing our recently acquired assets.
The table below provides a quarterly summary of changes in our drilled but not completed well count and current year drilling and completion activity in our operated programs for the three and nine months ended September 30, 2024:

	Midland Basin		South Texas (1)		Total
	Gross	Net	Gross	Net	Gross	Net
Wells drilled but not completed at December 31, 2023	39	29	37	37	76	66
Wells drilled	19	17	12	12	31	29
Wells completed	(16)	(11)	(16)	(16)	(32)	(27)
Wells drilled but not completed at March 31, 2024	42	35	33	33	75	68
Wells drilled	24	21	10	10	34	31
Wells completed	(32)	(26)	(10)	(10)	(42)	(36)
Wells drilled but not completed at June 30, 2024	34	30	33	33	67	63
Wells drilled	27	19	16	16	43	35
Wells completed	(17)	(15)	(20)	(20)	(37)	(35)
Wells drilled but not completed at September 30, 2024 (2)	44	34	29	29	73	63
____________________________________________
(1)    As of December 31, 2023, the drilled but not completed well count included nine gross (nine net) wells that were not included in our five-year development plan as of December 31, 2023, eight of which were in the Eagle Ford shale.
(2)    Amount excludes five gross (two net) non-operated wells drilled in the Midland Basin during the third quarter of 2024, resulting in five gross (two net) non-operated wells drilled but not completed at September 30, 2024.
Costs Incurred. Costs incurred in oil and gas property acquisition, exploration, and development activities, whether capitalized or expensed, totaled $304.7 million and $956.8 million for the three and nine months ended September 30, 2024, respectively, and were primarily incurred in our Midland Basin and South Texas programs as discussed in Operational Activities above.

Production Results. The table below presents our net production by product type for each of our assets for the periods presented:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	June 30, 2024	September 30, 2024	September 30, 2023
Midland Basin Net Production:
Oil (MMBbl)	5.1	4.7	14.1	13.0
Gas (Bcf)	16.1	15.4	46.0	44.6
NGLs (MMBbl)	—	—	—	—
Equivalent (MMBOE)	7.8	7.2	21.8	20.4
Average net daily equivalent (MBOE per day)	84.6	79.7	79.6	74.8
Relative percentage	50%	50%	50%	49%

South Texas Net Production:
Oil (MMBbl)	2.0	1.9	5.4	4.7
Gas (Bcf)	18.5	16.8	51.9	54.2
NGLs (MMBbl)	2.8	2.4	7.4	7.2
Equivalent (MMBOE)	7.9	7.2	21.5	21.0
Average net daily equivalent (MBOE per day)	85.4	78.8	78.3	76.7
Relative percentage	50%	50%	50%	51%

Total Net Production:
Oil (MMBbl)	7.1	6.6	19.5	17.7
Gas (Bcf)	34.5	32.2	97.9	98.9
NGLs (MMBbl)	2.8	2.4	7.4	7.2
Equivalent (MMBOE)	15.6	14.4	43.3	41.4
Average net daily equivalent (MBOE per day)	170.0	158.5	157.9	151.5
____________________________________________
Note: Amounts may not calculate due to rounding.
Please refer to Overview of Selected Production and Financial Information, Including Trends and Comparison of Financial Results and Trends Between the Three Months Ended September 30, 2024, and June 30, 2024, and Between the Nine Months Ended September 30, 2024, and 2023 below for discussion on production.
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

The following table summarizes commodity price data, as well as the effect of net derivative settlements, for the three months ended September 30, 2024, June 30, 2024, and September 30, 2023:

	For the Three Months Ended
	September 30, 2024	June 30, 2024	September 30, 2023
Oil (per Bbl):
Average NYMEX contract monthly price	$75.10	$80.57	$82.26
Realized price	$74.72	$80.48	$80.95
Effect of oil net derivative settlements	$(0.07)	$(0.18)	$(2.18)
Gas:
Average NYMEX monthly settle price (per MMBtu)	$2.16	$1.89	$2.55
Realized price (per Mcf)	$1.46	$1.40	$2.48
Effect of gas net derivative settlements (per Mcf)	$0.48	$0.55	$0.35
NGLs (per Bbl):
Average OPIS price (1)	$26.68	$27.96	$27.81
Realized price	$21.70	$22.86	$23.61
Effect of NGL net derivative settlements	$0.09	$—	$0.60
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
As global commodities, the prices for oil, gas, and NGLs are affected by real or perceived geopolitical risks in various regions of the world, as well as the relative strength of the United States dollar compared to other currencies. Given the uncertainty surrounding global financial markets, production output from OPEC+, global shipping channel constraints and disruptions, lower than expected oil and gas demand from China, War and Geopolitical Instability, changes in global oil inventory in storage, and the potential impacts of these issues on global commodity markets, we expect benchmark prices for oil, gas, and NGLs to remain volatile for the foreseeable future, and we cannot reasonably predict the timing or likelihood of any future impacts that may result, which could include inflation, supply chain disruptions, fluctuations in interest rates, and industry-specific impacts. Our realized prices at local sales points may also be affected by infrastructure capacity or outages in the areas of our operations and beyond. The realized price for our Midland Basin gas production was impacted by residue pipeline capacity constraints during the third quarter of 2024; however, a portion of any negative impact to the realized price was mitigated by our commodity derivative contracts in effect during the third quarter of 2024. We expect that increased infrastructure capacity will alleviate constraints during the fourth quarter of 2024.
The following table summarizes 12-month strip prices for NYMEX WTI oil, NYMEX Henry Hub gas, and OPIS NGLs as of October 24, 2024, and September 30, 2024:

	As of October 24, 2024	As of September 30, 2024
NYMEX WTI oil (per Bbl)	$69.04	$67.27
NYMEX Henry Hub gas (per MMBtu)	$3.06	$3.20
OPIS NGLs (per Bbl)	$27.50	$27.02
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

Financial Results of Operations and Additional Comparative Data
The tables below provide information regarding selected production and financial information for the three months ended September 30, 2024, and the preceding three quarters:

	For the Three Months Ended
	September 30,	June 30,	March 31,	December 31,
	2024	2024	2024	2023

	(in millions)
Net production (MMBOE)	15.6	14.4	13.2	14.1
Oil, gas, and NGL production revenue	$642.4	$633.5	$559.6	$606.9
Oil, gas, and NGL production expense	$148.4	$136.6	$137.4	$137.3
Depletion, depreciation, amortization, and asset retirement obligation liability accretion	$202.9	$179.7	$166.2	$189.1
Exploration	$12.1	$17.1	$18.6	$15.8
General and administrative	$35.1	$31.1	$30.2	$36.6
Net income	$240.5	$210.3	$131.2	$247.1
Selected Performance Metrics

	For the Three Months Ended
	September 30,	June 30,	March 31,	December 31,
	2024	2024	2024	2023
Average net daily equivalent production (MBOE per day)	170.0	158.5	145.1	153.5
Lease operating expense (per BOE)	$4.73	$4.82	$5.54	$5.31
Transportation costs (per BOE)	$2.13	$1.94	$2.07	$2.08
Production taxes as a percent of oil, gas, and NGL production revenue	4.6%	4.3%	4.5%	4.6%
Ad valorem tax expense (per BOE)	$0.76	$0.82	$0.89	$0.37
Depletion, depreciation, amortization, and asset retirement obligation liability accretion (per BOE)	$12.98	$12.46	$12.59	$13.39
General and administrative (per BOE)	$2.25	$2.16	$2.29	$2.60
____________________________________________
Note: Amounts may not calculate due to rounding.

Overview of Selected Production and Financial Information, Including Trends

	For the Three Months Ended		Amount Change Between Periods	Percent Change Between Periods	For the Nine Months Ended		Amount Change Between Periods	Percent Change Between Periods
	September 30,	June 30,			September 30,	September 30,
	2024	2024			2024	2023
Net production volumes: (1)
Oil (MMBbl)	7.1	6.6	0.5	8%	19.5	17.7	1.8	10%
Gas (Bcf)	34.5	32.2	2.3	7%	97.9	98.9	(1.0)	(1)%
NGLs (MMBbl)	2.8	2.4	0.3	13%	7.4	7.2	0.2	3%
Equivalent (MMBOE)	15.6	14.4	1.2	8%	43.3	41.4	1.9	5%
Average net daily production: (1)
Oil (MBbl per day)	77.4	72.7	4.7	6%	71.3	64.8	6.4	10%
Gas (MMcf per day)	375.4	354.0	21.5	6%	357.3	362.2	(4.9)	(1)%
NGLs (MBbl per day)	30.1	26.8	3.3	12%	27.1	26.3	0.7	3%
Equivalent (MBOE per day)	170.0	158.5	11.5	7%	157.9	151.5	6.4	4%
Oil, gas, and NGL production revenue (in millions): (1)
Oil production revenue	$531.8	$532.6	$(0.7)	—%	$1,505.3	$1,343.5	$161.8	12%
Gas production revenue	50.6	45.2	5.4	12%	163.6	245.3	(81.7)	(33)%
NGL production revenue	60.0	55.7	4.3	8%	166.6	168.3	(1.7)	(1)%
Total oil, gas, and NGL production revenue	$642.4	$633.5	$8.9	1%	$1,835.4	$1,757.0	$78.4	4%
Oil, gas, and NGL production expense (in millions): (1)
Lease operating expense	$73.9	$69.5	$4.4	6%	$216.6	$209.9	$6.7	3%
Transportation costs	33.3	28.0	5.3	19%	88.7	106.9	(18.2)	(17)%
Production taxes	29.3	27.2	2.1	8%	81.7	77.4	4.3	6%
Ad valorem tax expense	11.8	11.8	—	—%	35.5	32.1	3.4	11%
Total oil, gas, and NGL production expense	$148.4	$136.6	$11.8	9%	$422.4	$426.2	$(3.8)	(1)%
Realized price:
Oil (per Bbl)	$74.72	$80.48	$(5.76)	(7)%	$77.08	$75.90	$1.18	2%
Gas (per Mcf)	$1.46	$1.40	$0.06	4%	$1.67	$2.48	$(0.81)	(33)%
NGLs (per Bbl)	$21.70	$22.86	$(1.16)	(5)%	$22.45	$23.40	$(0.95)	(4)%
Per BOE	$41.08	$43.92	$(2.84)	(6)%	$42.42	$42.47	$(0.05)	—%
Per BOE data: (1)
Oil, gas, and NGL production expense:
Lease operating expense	$4.73	$4.82	$(0.09)	(2)%	$5.01	$5.07	$(0.06)	(1)%
Transportation costs	2.13	1.94	0.19	10%	2.05	2.58	(0.53)	(21)%
Production taxes	1.87	1.89	(0.02)	(1)%	1.89	1.87	0.02	1%
Ad valorem tax expense	0.76	0.82	(0.06)	(7)%	0.82	0.78	0.04	5%
Total oil, gas, and NGL production expense (1)	$9.49	$9.47	$0.02	—%	$9.76	$10.30	$(0.54)	(5)%
Depletion, depreciation, amortization, and asset retirement obligation liability accretion	$12.98	$12.46	$0.52	4%	$12.68	$12.12	$0.56	5%
General and administrative	$2.25	$2.16	$0.09	4%	$2.23	$2.04	$0.19	9%
Net derivative settlement gain (2)	$1.05	$1.15	$(0.10)	(9)%	$1.07	$0.49	$0.58	118%
Earnings per share information (in thousands, except per share data): (3)
Basic weighted-average common shares outstanding	114,405	114,634	(229)	—%	114,870	119,589	(4,719)	(4)%
Diluted weighted-average common shares outstanding	114,993	115,715	(722)	(1)%	115,701	120,165	(4,464)	(4)%
Basic net income per common share	$2.10	$1.83	$0.27	15%	$5.07	$4.77	$0.30	6%
Diluted net income per common share	$2.09	$1.82	$0.27	15%	$5.03	$4.75	$0.28	6%

______________________________________
(1)    Amounts and percentage changes may not calculate due to rounding.
(2)    Net derivative settlements for the three months ended September 30, 2024, and for the nine months ended September 30, 2024, and 2023, are included within the net derivative (gain) loss line item in the accompanying statements of operations.
(3)    Please refer to Note 9 - Earnings Per Share in Part I, Item 1 of this report for additional discussion.
Average net daily equivalent production for the three months ended September 30, 2024, increased seven percent sequentially, consisting of increases of eight percent and six percent from our South Texas and Midland Basin assets, respectively. Average net daily equivalent production increased four percent YTD 2024-over-YTD 2023, consisting of increases of six percent and two percent from our Midland Basin and South Texas assets, respectively. These increases were a result of strong well performance and the timing of well completions. We expect a slight increase in total net equivalent production for the full-year 2024, compared with 2023, driven by well performance and an accelerated pace of development of our existing assets, as well as production from our newly acquired assets in the Uinta Basin.
We present certain information on a per BOE basis in order to evaluate our performance relative to our peers and to identify and measure trends we believe may require additional analysis and discussion. The full-year 2024 trends discussed below include our expectations related to the Uinta Basin Acquisition.
Our realized price on a per BOE basis decreased $2.84 sequentially and remained flat YTD 2024-over-YTD 2023. The sequential decrease primarily resulted from a decrease in oil benchmark prices. For the three months ended September 30, 2024, and June 30, 2024, we recognized net gains on the settlement of our commodity derivative contracts of $1.05 per BOE and $1.15 per BOE, respectively. For the nine months ended September 30, 2024, and 2023, we recognized net gains on the settlement of our commodity derivative contracts of $1.07 per BOE and $0.49 per BOE, respectively.
LOE on a per BOE basis remained relatively flat both sequentially and YTD 2024-over-YTD 2023 as increases in labor costs and certain other operating costs were mostly offset by a decrease in workover expense due to timing of activity. For the full-year 2024, we expect LOE on a per BOE basis to remain relatively flat, compared with 2023, primarily as a result of expected increases in labor costs and certain other operating costs offset by decreases in workover expense and changes in our overall production mix. We anticipate volatility in LOE on a per BOE basis as a result of changes in total production, changes in our overall production mix, timing of workover projects, and industry activity, all of which affect total LOE.
Transportation costs on a per BOE basis increased ten percent sequentially as a result of an eight percent increase in net equivalent production from our South Texas assets, which incur higher transportation costs than our Midland Basin assets. Transportation costs on a per BOE basis in South Texas also increased slightly as a result of expenditures necessary to upgrade certain gathering and transportation infrastructure to handle increasingly liquids-rich production from the Austin Chalk formation. Transportation costs on a per BOE basis decreased 21 percent YTD 2024-over-YTD 2023 primarily as a result of the expiration of a long-term contract in South Texas on June 30, 2023. In general, we expect total transportation costs to fluctuate relative to changes in gas and NGL production from our South Texas assets and oil production from our Uinta Basin assets, where we incur and anticipate incurring a majority of our transportation costs. For the full-year 2024, we expect transportation costs on a per BOE basis to increase compared with 2023, as a result of the addition of our Uinta Basin assets.
Production tax expense on a per BOE basis remained relatively flat both sequentially and YTD 2024-over-YTD 2023. Our overall production tax rate for the three and nine months ended September 30, 2024, was 4.6 percent and 4.4 percent, respectively, compared with 4.3 percent for the three months ended June 30, 2024, and 4.4 percent for the nine months ended September 30, 2023. We expect that our Uinta Basin assets will incur a lower production tax rate compared to our Midland Basin and South Texas assets. We generally expect production tax expense to correlate with oil, gas, and NGL production revenue on an absolute and per BOE basis. Product mix, the location of production, and incentives to encourage oil and gas development can also impact the amount of production tax expense that we recognize.
Ad valorem tax expense on a per BOE basis decreased seven percent sequentially and increased five percent YTD 2024-over-YTD 2023, as a result of changes to the assessed values of our producing properties. We anticipate volatility in ad valorem tax expense on a per BOE and absolute basis as the valuation of our producing properties changes, which is generally driven by fluctuations in commodity prices.
Depletion, depreciation, amortization, and asset retirement obligation liability accretion (“DD&A”) expense on a per BOE basis increased four percent sequentially primarily as a result of an increase in our DD&A rate due to inflation. DD&A expense on a per BOE basis increased five percent YTD 2024-over-YTD 2023 due to inflation and a slight shift in production mix resulting from higher activity in our Midland Basin assets, which have a higher DD&A rate than our South Texas assets. Our DD&A rate fluctuates as a result of changes in our production mix, changes in our total estimated net proved reserve volumes, changes in capital allocation, impairments, acquisition and divestiture activity, and carrying cost funding and sharing arrangements with third parties. For the full-year 2024, we expect DD&A expense per BOE and on an absolute basis to increase, compared with 2023, primarily as a result of expected increased production, the acquisition of the Uinta Basin assets, and a shift in our production mix.

General and administrative (“G&A”) expense on a per BOE basis increased four percent sequentially and nine percent YTD 2024-over-YTD 2023 primarily as a result of increased compensation expense due to inflation and increases in certain G&A expenses resulting from the Uinta Basin Acquisition. We expect that these factors will lead to an increase in G&A expense per BOE and G&A expense on an absolute basis for the full-year 2024, compared with 2023.
Please refer to Comparison of Financial Results and Trends Between the Three Months Ended September 30, 2024, and June 30, 2024, and Between the Nine Months Ended September 30, 2024, and 2023 below for additional discussion of operating expenses.
Comparison of Financial Results and Trends Between the Three Months Ended September 30, 2024, and June 30, 2024, and Between the Nine Months Ended September 30, 2024, and 2023
Average net daily equivalent production, oil, gas, and NGL production revenue, and oil, gas, and NGL production expense
Sequential Quarterly Changes. The following table presents changes in our average net daily equivalent production, oil, gas, and NGL production revenue, and oil, gas, and NGL production expense, by area, between the three months ended September 30, 2024, and June 30, 2024:

	Average Net Equivalent Production Increase	Oil, Gas, and NGL Production Revenue Increase	Oil, Gas, and NGL Production Expense Increase
	(MBOE per day)	(in millions)	(in millions)
Midland Basin	4.9	$4.6	$2.8
South Texas	6.6	4.4	9.0
Total	11.5	$8.9	$11.8
__________________________________________
Note: Amounts may not calculate due to rounding.
Average net daily equivalent production volumes increased seven percent, consisting of increases of eight percent and six percent from our South Texas and Midland Basin assets, respectively. As a result of decreases in benchmark commodity prices for oil and NGLs, total realized price per BOE decreased six percent. The increase in average net daily equivalent production volumes was partially offset by the decrease in total realized price per BOE resulting in a one percent increase in oil, gas, and NGL production revenue. Oil, gas, and NGL production expense increased nine percent, primarily driven by the impact of the increase in net production volumes on transportation expense and LOE.
YTD 2024-over-YTD 2023 Changes. The following table presents changes in our average net daily equivalent production, oil, gas, and NGL production revenue, and oil, gas, and NGL production expense, by area, between the nine months ended September 30, 2024, and 2023:

	Average Net Equivalent Production Increase	Oil, Gas, and NGL Production Revenue Increase	Oil, Gas, and NGL Production Expense Increase (Decrease)
	(MBOE per day)	(in millions)	(in millions)
Midland Basin	4.8	$55.7	$6.2
South Texas	1.5	22.7	(10.0)
Total	6.4	$78.4	$(3.8)
__________________________________________
Note: Amounts may not calculate due to rounding.
Average net daily equivalent production volumes increased four percent, consisting of increases of six percent and two percent from our Midland Basin and South Texas assets, respectively. Total realized price per BOE remained flat. As a result of the increase in average net daily equivalent production volumes, oil, gas, and NGL production revenue increased four percent. Oil, gas, and NGL production expense decreased one percent, primarily driven by a decrease in transportation expense, partially offset by increases in LOE, production tax expense, and ad valorem tax expense.
Please refer to Overview of Selected Production and Financial Information, Including Trends above for additional discussion, including discussion of trends on a per BOE basis.

Depletion, depreciation, amortization, and asset retirement obligation liability accretion

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	June 30, 2024	September 30, 2024	September 30, 2023

	(in millions)
Depletion, depreciation, amortization, and asset retirement obligation liability accretion	$202.9	$179.7	$548.8	$501.4
DD&A expense increased 13 percent sequentially and nine percent YTD 2024-over-YTD 2023. The sequential quarterly increase was primarily driven by an increase in average net daily equivalent production and an increase in our DD&A rate due to inflation. The YTD 2024-over-YTD 2023 increase resulted from a combination of increased average net daily equivalent production, an increase in our DD&A rate due to inflation, and a slight shift in production mix resulting from higher activity in our Midland Basin assets, which have a higher DD&A rate than our South Texas assets. Please refer to Overview of Selected Production and Financial Information, Including Trends above for discussion of DD&A expense on a per BOE basis.
Exploration

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	June 30, 2024	September 30, 2024	September 30, 2023

	(in millions)
Geological, geophysical, and other expenses	$3.0	$8.7	$22.7	$20.7
Overhead	9.1	8.4	25.1	22.9
Total	$12.1	$17.1	$47.8	$43.6
Exploration expense decreased 29 percent sequentially primarily due to a decrease in geological and geophysical expenses, partially offset by an increase in exploration overhead expense. The YTD 2024-over-YTD 2023 increase of 10 percent primarily resulted from expenses incurred related to one well deemed non-commercial, which primarily affected the three months ended March 31, 2024. Exploration expense fluctuates based on actual geological and geophysical studies we perform within an exploratory area, exploratory dry hole expense incurred, and changes in the amount of allocated overhead.
General and administrative

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	June 30, 2024	September 30, 2024	September 30, 2023

	(in millions)
General and administrative	$35.1	$31.1	$96.4	$84.4
G&A expense increased 13 percent sequentially and 14 percent YTD 2024-over-YTD 2023 as a result of increases in compensation expense due to inflation and increases in certain G&A expenses resulting from the Uinta Basin Acquisition. Please refer to the section Overview of Selected Production and Financial Information, Including Trends above for discussion of G&A expense on a per BOE basis.
Net derivative (gain) loss

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	June 30, 2024	September 30, 2024	September 30, 2023

	(in millions)
Net derivative (gain) loss	$(86.3)	$(12.1)	$(70.3)	$12.4
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

Interest expense

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	June 30, 2024	September 30, 2024	September 30, 2023

	(in millions)
Interest expense	$(50.7)	$(21.8)	$(94.4)	$(67.7)
Interest expense increased 133 percent sequentially and 39 percent YTD 2024-over-YTD 2023. The sequential quarterly and YTD 2024-over-YTD 2023 increases primarily resulted from the issuance of our 2029 Senior Notes and 2032 Senior Notes during the third quarter of 2024 and a $9.0 million fee that was paid to secure firm commitments for up to $1.2 billion of senior unsecured 364-day bridge term loans (“Bridge Facility”) in connection with the Uinta Basin Acquisition. We did not draw on the Bridge Facility, and after issuance of the 2029 Senior Notes and the 2032 Senior Notes on July 25, 2024, we terminated the Bridge Facility, and the associated fees were recognized as interest expense. Total interest expense can vary based on the amount of our outstanding fixed-rate debt securities, fluctuations in the amount of capitalized interest as a result of the timing of the development of our wells in progress, and due to the timing and amount of borrowings under our revolving credit facility. Please refer to Overview of Liquidity and Capital Resources below and to Note 5 - Long-Term Debt in Part I, Item 1 of this report for additional discussion.
Income tax expense

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	June 30, 2024	September 30, 2024	September 30, 2023

	(in millions, except tax rate)
Income tax expense	$(57.1)	$(53.6)	$(142.8)	$(51.6)
Effective tax rate	19.2%	20.3%	19.7%	8.3%
The sequential quarterly decrease in the effective tax rate is due to the effect of excess tax benefits from share-based payment awards during the third quarter of 2024 and an increased benefit from qualified R&D credits claimed. The YTD 2024-over-YTD 2023 increase in the effective tax rate is primarily due to the benefit recognized from the multi-year R&D credit study which was completed during the third quarter of 2023. The effective tax rate for the three and nine months ended September 30, 2024, reflects the benefit of current R&D credits claimed and we expect to continue to recognize benefits from R&D activities for the remainder of 2024.
Based on current projections, we estimate that after utilization of a portion of the R&D credits, between $25.0 million and $35.0 million of full-year 2024 income tax expense will be current. Please refer to Note 4 - Income Taxes in Part I, Item 1 of this report for additional discussion.
Changes in federal income tax laws or enactment of proposed legislation to increase the corporate tax rate and eliminate or reduce certain oil and gas industry deductions could have a material effect on our effective tax rate and current tax expense. Effective for tax years beginning after December 31, 2022, the Inflation Reduction Act of 2022 provides for a 15 percent corporate alternative minimum tax (“CAMT”) on corporations with average adjusted financial statement income over $1.0 billion for any three-year period preceding the tax year. Final proposed regulations regarding the CAMT may impact our calculation and the CAMT could become applicable to us beginning in 2025. Please refer to Overview of Liquidity and Capital Resources below and to the Risk Factors section in Part 1, Item 1A of our 2023 Form 10-K.
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
Sources of Cash
For the nine months ended September 30, 2024, we funded our capital expenditures and return of capital program with cash flows from operating activities and cash on hand. For the remainder of 2024, we expect to fund our capital expenditures and return of capital program with cash flows from operations, with any remaining cash needs being funded by borrowings under our revolving credit facility. Although we expect cash flows from these sources to be sufficient for the remainder of 2024, we may also elect to raise funds through new debt or equity offerings or from other sources of financing. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current stockholders could be diluted, and these newly issued securities may have rights, preferences, or privileges senior to those of certain existing stockholders and bondholders. Additionally, we may enter into carrying cost and sharing arrangements with third parties for certain exploration or development programs.

During the third quarter of 2024, we issued our 2029 Senior Notes and 2032 Senior Notes. Please see below for discussion on how the net proceeds received were used, and refer to Note 5 - Long-Term Debt in Part I, Item 1 of this report for additional discussion.
Our credit ratings affect the availability of, and cost for us to borrow, additional funds. Subsequent to September 30, 2024, one major credit rating agency upgraded our credit ratings following the close of the Uinta Basin Acquisition on October 1, 2024, citing our increased size and scale, increased inventory, increased oil percentage of expected production, strong operational performance, our priority of improving our leverage metrics, our ability to consistently generate cash flows, and our use of financial derivative instruments as part of our financial risk management program.
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
Credit Agreement
Our Credit Agreement provides for a senior secured revolving credit facility with a maximum loan amount of $3.0 billion. As of September 30, 2024, the borrowing base and aggregate lender commitments under our Credit Agreement were $2.5 billion and $1.25 billion, respectively. Subsequent to September 30, 2024, we entered into the Second Amendment with our lenders. The Second Amendment amended certain provisions of the Credit Agreement to, among other things, increase the aggregate revolving lender commitments available under the Credit Agreement from $1.25 billion to $2.0 billion and extend the Stated Maturity Date to October 1, 2029. On October 11, 2024, our lenders completed the semi-annual borrowing base redetermination, which resulted in an increase to our borrowing base to $3.0 billion and reaffirmed the aggregate revolving lender commitment at the existing amount of $2.0 billion. The borrowing base is subject to regular, semi-annual redetermination, which considers the value of both our proved oil and gas properties reflected in our most recent reserve report and commodity derivative contracts, each as determined by our lender group. The next borrowing base redetermination date is scheduled to occur on April 1, 2025. No individual bank participating in the Credit Agreement represents more than 10 percent of the aggregate lender commitment. We must comply with certain financial and non-financial covenants under the terms of the Credit Agreement. We were in compliance with all financial and non-financial covenants under the Credit Agreement as of September 30, 2024, and through the filing of this report.
We had no revolving credit facility borrowings during the nine months ended September 30, 2024, or at any time during 2023. Subsequent to September 30, 2024, we borrowed under our revolving credit facility to fund a portion of the Uinta Basin Acquisition as discussed in Note 11 - Acquisitions in Part I, Item 1 of this report. Cash flows provided by our operating activities, proceeds received from divestitures of properties, capital markets activities including open market debt repurchases, debt redemptions, repayment of scheduled debt maturities, other financing activities, and our capital expenditures, including acquisitions, all impact the amount we borrow under our revolving credit facility.
Please refer to Note 5 - Long-Term Debt in Part I, Item 1 of this report for additional discussion, as well as the presentation of the outstanding balance, total amount of letters of credit, and available borrowing capacity under the Credit Agreement as of October 24, 2024, September 30, 2024, and December 31, 2023.
Weighted-Average Interest and Weighted-Average Borrowing Rates
Our weighted-average interest rate includes paid and accrued interest, fees on the unused portion of the aggregate commitment amount under the Credit Agreement, letter of credit fees, and the non-cash amortization of deferred financing costs. Our weighted-average borrowing rate includes paid and accrued interest only.
The following table presents our weighted-average interest rates and our weighted-average borrowing rates for the periods presented:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	June 30, 2024	September 30, 2024	September 30, 2023
Weighted-average interest rate	7.3%	7.1%	7.2%	7.1%
Weighted-average borrowing rate	6.8%	6.4%	6.6%	6.4%

Our weighted-average interest and weighted-average borrowing rate each increased sequentially and YTD 2024-over-YTD 2023 as a result of the issuance of our 2029 Senior Notes and 2032 Senior Notes, which have greater outstanding aggregate principal balances and higher interest rates than our 2025 Senior Notes that we redeemed during the third quarter of 2024. Our weighted-average interest rate was further impacted by an increase in the non-cash amortization of deferred financing costs related to the 2029 Senior Notes and 2032 Senior Notes, which was only partially offset by a decrease related to the 2025 Senior Notes. We expect our weighted-average interest rate and weighted-average borrowing rate to increase for the full-year 2024 compared with 2023. The rates disclosed in the table above for the three and nine months ended September 30, 2024, do not reflect the $9.0 million fee paid to secure the Bridge Facility in connection with the Uinta Basin Acquisition. Please refer to Note 5 - Long-Term Debt in Part I, Item 1 of this report for additional discussion.
Our weighted-average interest rate and weighted-average borrowing rate are affected by the occurrence and timing of long-term debt issuances and redemptions and the average outstanding balance under our revolving credit facility. Additionally, our weighted-average interest rate is affected by the fees paid on the unused portion of our aggregate lender commitments. The rates disclosed in the above table do not reflect certain amounts associated with the redemption of Senior Notes, such as the accelerated expense recognition of the unamortized deferred financing costs, because these amounts are netted against the associated gain or loss on extinguishment of debt. The 2025 Senior Notes were redeemed on August 26, 2024. After this date, the weighted-average interest rate was no longer impacted by the non-cash amortization of deferred financing costs related to the 2025 Senior Notes.
Uses of Cash
We use cash for the development, exploration, and acquisition of oil and gas properties; for the payment of operating and general and administrative costs, income taxes, debt obligations, including interest and early repayments or redemptions, dividends, and for repurchases of shares of our outstanding common stock under the Stock Repurchase Program. Expenditures for the development, exploration, and acquisition of oil and gas properties are the primary use of our capital resources. During the nine months ended September 30, 2024, we spent $957.2 million on capital expenditures. This amount differs from the costs incurred amount of $956.8 million for the nine months ended September 30, 2024, as costs incurred is an accrual-based amount that also includes asset retirement obligations, geological and geophysical expenses, acquisitions of oil and gas properties, and exploration overhead amounts.
The amount and allocation of our future capital expenditures will depend upon a number of factors, including our cash flows from operating, investing, and financing activities, our ability to execute our development program, inflation, and the number and size of acquisitions that we complete. In addition, the impact of oil, gas, and NGL prices on investment opportunities, the availability of capital, tax law and other regulatory changes, and the timing and results of our exploration and development activities may lead to changes in funding requirements for future development. We periodically review our capital expenditure budget and guidance to assess if changes are necessary based on current and projected cash flows, acquisition and divestiture activities, debt requirements, and other factors. Our total 2024 capital program is expected to be between $1.24 billion and $1.26 billion, including capital expenditures related to the development of our recently acquired Uinta Basin assets, but excluding acquisitions.
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
On August 26, 2024, we redeemed all of the $349.1 million of aggregate principal amount outstanding of our 2025 Senior Notes. Please refer to Note 5 - Long-Term Debt in Part I, Item 1 of this report for additional discussion.
During the nine months ended September 30, 2024, and 2023, we repurchased and subsequently retired 1.8 million and 6.3 million shares, respectively, of our common stock at a cost of $84.0 million and $205.1 million, respectively, excluding excise taxes, commissions, and fees. As of September 30, 2024, $500.0 million was available under the Stock Repurchase Program for repurchases of our common stock through December 31, 2027. Please refer to Note 3 - Equity in Part I, Item 1 of this report for additional discussion.
During the nine months ended September 30, 2024, and 2023, we paid $62.1 million and $54.2 million, respectively, in dividends to our stockholders. In the second quarter of 2024, our Board of Directors approved an increase to our fixed dividend policy, pursuant to which we intend to pay $0.80 per share annually, in quarterly increments of $0.20 per share, beginning in the fourth quarter of 2024. We currently intend to continue paying dividends to our stockholders for the foreseeable future, subject to our future earnings, our financial condition, covenants under our Credit Agreement and indentures governing each series of our outstanding Senior Notes, and other factors that could arise. The payment and amount of future dividends remain at the discretion of our Board of Directors.
On October 1, 2024, we used a portion of the net proceeds from the 2029 Senior Notes and 2032 Senior Notes, cash on hand, a portion of the Cash Deposit, and borrowings under our revolving credit facility to fund our proportionate share of the Uinta Basin Acquisition. Please refer to Note 5 - Long-Term Debt and Note 11 - Acquisitions in Part I, Item 1 of this report for additional discussion.

Changes in federal income tax laws could increase our corporate income tax rate and could eliminate or reduce current tax deductions. The CAMT could become applicable to us beginning in 2025. The CAMT and other possible future legislation could reduce our net cash provided by operating activities resulting in a reduction of available funding. Please refer to Comparison of Financial Results and Trends Between the Three Months Ended September 30, 2024, and June 30, 2024, and Between the Nine Months Ended September 30, 2024, and 2023 above for additional discussion.
Analysis of Cash Flow Changes Between the Nine Months Ended September 30, 2024, and 2023
The following tables present changes in cash flows between the nine months ended September 30, 2024, and 2023, for our operating, investing, and financing activities. The analysis following each table should be read in conjunction with our accompanying statements of cash flows in Part I, Item 1 of this report.
Operating activities

	For the Nine Months Ended September 30,		Amount Change Between Periods
	2024	2023

	(in millions)
Net cash provided by operating activities	$1,204.6	$1,097.9	$106.7
Net cash provided by operating activities increased for the nine months ended September 30, 2024, compared with the same period in 2023, primarily as a result of a $125.0 million increase in cash received from oil, gas, and NGL production revenue net of transportation costs and production taxes, partially offset by an increase of $40.6 million in cash paid on settled derivative trades and an increase of $34.2 million in cash paid for G&A expense. Net cash provided by operating activities is also affected by working capital changes and the timing of cash receipts and disbursements.
Investing activities

	For the Nine Months Ended September 30,		Amount Change Between Periods
	2024	2023

	(in millions)
Net cash used in investing activities	$(957.9)	$(875.4)	$(82.5)
Net cash used in investing activities increased for the nine months ended September 30, 2024, compared with the same period in 2023, as a result of a $190.4 million increase in capital expenditures, partially offset by a $109.3 million decrease in cash paid to acquire proved and unproved oil and gas properties in the Midland Basin.
Financing activities

	For the Nine Months Ended September 30,		Amount Change Between Periods
	2024	2023

	(in millions)
Net cash provided by (used in) financing activities	$974.4	$(265.5)	$1,239.9
Net cash provided by (used in) financing activities for the nine months ended September 30, 2024, primarily related to the net cash proceeds of $1.48 billion received from the issuance of our 2029 Senior Notes and 2032 Senior Notes, partially offset by $349.1 million of cash paid to redeem our 2025 Senior Notes, $84.0 million of cash paid, including commissions and fees, to repurchase and subsequently retire 1.8 million shares of our common stock under the Stock Repurchase Program, and $62.1 million of dividends paid to our stockholders.
Net cash used in financing activities for the nine months ended September 30, 2023, related to $205.2 million of cash paid, including commissions and fees, to repurchase and subsequently retire 6.3 million shares of our common stock under the Stock Repurchase Program and $54.2 million of dividends paid to our stockholders.
Interest Rate Risk
We are exposed to market and credit risk due to the floating interest rate associated with any outstanding balance under our revolving credit facility. Our Credit Agreement allows us to fix the interest rate for all or a portion of the principal balance of our revolving credit facility for a period of up to six months. To the extent that the interest rate is fixed, interest rate changes will affect the revolving credit facility’s fair value but will not affect results of operations or cash flows. Conversely, for the portion of the revolving credit facility that has a floating interest rate, interest rate changes will not affect the fair value but will affect future results of operations and cash flows. Changes in interest rates do not affect the amount of interest we pay on our fixed-rate Senior Notes, but can affect their fair values. As of September 30, 2024, our outstanding principal amount of fixed-rate debt totaled $2.7 billion, and we had no floating-rate debt outstanding. Please refer to Note 8 - Fair Value Measurements in Part I, Item 1 of this report for additional discussion on the fair values of our Senior Notes.
Commodity Price Risk
The prices we receive for our oil, gas, and NGL production directly affect our revenue, profitability, access to capital, ability to return capital to our stockholders, and future rate of growth. Oil, gas, and NGL prices are subject to unpredictable fluctuations resulting from a variety of factors that are typically beyond our control, including changes in supply and demand associated with the broader macroeconomic environment, constraints on gathering systems, processing facilities, pipelines, and other transportation systems, and weather-related events. The markets for oil, gas, and NGLs have been volatile, especially over the last decade, and remain subject to high levels of uncertainty and volatility related to production output from OPEC+, lower than expected oil and gas demand from China, global shipping channel constraints and disruptions, War and Geopolitical Instability, and the potential impacts of these issues on global commodity and financial markets. These circumstances have contributed to inflation, instances of supply chain disruptions, and fluctuations in interest rates, and could have further industry-specific impacts that may require us to adjust our business plan. The realized prices we receive for our production also depend on numerous factors that are typically beyond our control. Based on our production for the nine months ended September 30, 2024, a 10 percent decrease in our average realized oil, gas, and NGL prices would have reduced our oil, gas, and NGL production revenue by approximately $150.5 million, $16.4 million, and $16.7 million, respectively. If commodity prices had been 10 percent lower, our net derivative settlements for the nine months ended September 30, 2024, would have offset the declines in oil, gas, and NGL production revenue by approximately $24.3 million.
We enter into commodity derivative contracts in order to reduce the risk of fluctuations in commodity prices. The fair value of our commodity derivative contracts is largely determined by estimates of the forward curves of the relevant price indices. As of September 30, 2024, a 10 percent increase or decrease in the forward curves associated with our oil, gas, and NGL commodity derivative instruments would have changed our net derivative positions for these products by approximately $54.3 million, $26.7 million, and $3.4 million, respectively.
Off-Balance Sheet Arrangements
We have not participated in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPE”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
We evaluate our transactions to determine if any variable interest entities exist. If we determine that we are the primary beneficiary of a variable interest entity, that entity is consolidated into our consolidated financial statements. We have not been involved in any unconsolidated SPE transactions during the nine months ended September 30, 2024, or through the filing of this report.
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
The following table provides reconciliations of our net income (GAAP) and net cash provided by operating activities (GAAP) to adjusted EBITDAX (non-GAAP) for the periods presented:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

	(in thousands)
Net income (GAAP)	$240,523	$222,343	$582,015	$570,769
Interest expense	50,682	23,106	94,362	67,713
Interest income	(18,017)	(4,106)	(31,120)	(13,802)
Income tax expense (benefit)	57,127	(45,979)	142,786	51,619
Depletion, depreciation, amortization, and asset retirement obligation liability accretion	202,942	189,353	548,781	501,374
Exploration (1)	10,759	9,071	44,121	40,612
Stock-based compensation expense	6,587	6,038	17,393	14,519
Net derivative (gain) loss	(86,283)	75,355	(70,256)	12,352
Net derivative settlement gain (loss)	16,491	(314)	46,288	20,398
Other, net	706	698	2,126	1,625
Adjusted EBITDAX (non-GAAP)	481,517	475,565	1,376,496	1,267,179
Interest expense	(50,682)	(23,106)	(94,362)	(67,713)
Interest income	18,017	4,106	31,120	13,802
Income tax (expense) benefit	(57,127)	45,979	(142,786)	(51,619)
Exploration (1) (2)	(10,456)	(8,912)	(34,892)	(31,566)
Amortization of deferred financing costs	2,182	1,371	4,925	4,114
Deferred income taxes	45,615	(51,075)	116,522	43,171
Other, net	(8,843)	(8,041)	(36,945)	(22,160)
Net change in working capital	32,040	(52,893)	(15,433)	(57,329)
Net cash provided by operating activities (GAAP)	$452,263	$382,994	$1,204,645	$1,097,879
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
(2)    For the three and nine months ended September 30, 2024, amounts exclude certain capital expenditures primarily related to one well deemed non-commercial. For the three and nine months ended September 30, 2023, amounts exclude certain capital expenditures primarily related to unsuccessful exploration activity for one well that experienced technical issues during the drilling phase.

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
Changes in Internal Control Over Financial Reporting
There have been no changes during the third quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about purchases made by us and any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the three months ended September 30, 2024, of shares of our common stock, which is the sole class of equity securities registered by us pursuant to Section 12 of the Exchange Act:

PURCHASES OF EQUITY SECURITIES BY ISSUER AND AFFILIATED PURCHASES
Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Number or Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (as of the period end date) (2)
07/01/2024 - 07/31/2024	157,643	$43.23	—	$500,000,000
08/01/2024 - 08/31/2024	—	$—	—	$500,000,000
09/01/2024 - 09/30/2024	—	$—	—	$500,000,000
Total:	157,643	$43.23	—
___________________________________
(1)    157,643 shares purchased by us in the third quarter of 2024 were to offset tax withholding obligations that occurred upon the delivery of outstanding shares underlying RSUs issued under the terms of award agreements granted under the Equity Plan.
(2)    During the second quarter of 2024, our Board of Directors re-authorized the existing Stock Repurchase Program, which authorizes us to repurchase up to $500.0 million in aggregate value of our common stock through December 31, 2027. The Stock Repurchase Program permits us to repurchase our shares from time to time in open market transactions, through privately negotiated transactions or by other means in accordance with federal securities laws and subject to certain provisions of our Credit Agreement and the indentures governing our Senior Notes. The timing, as well as the number and value of shares repurchased under the Stock Repurchase Program, is determined by certain authorized officers of the Company at their discretion and depends on a variety of factors, including the market price of our common stock, general market and economic conditions and applicable legal requirements. The value of shares authorized for repurchase by our Board of Directors does not require us to repurchase such shares or guarantee that such shares will be repurchased, and the Stock Repurchase Program may be suspended, modified, or discontinued at any time without prior notice. No assurance can be given that any particular number or dollar value of our shares will be repurchased. During the three months ended September 30, 2024, we did not repurchase any shares of our common stock under the Stock Repurchase Program.

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
3.1
Restated Certificate of Incorporation of SM Energy Company, as amended through June 1, 2010 (filed as Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, and incorporated herein by reference)

3.2
Certificate of Amendment of Restated Certificate of Incorporation of SM Energy Company, as amended through June 1, 2010, dated May 25, 2023 (filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on May 30, 2023, and incorporated herein by reference)

3.3
Amended and Restated By-Laws of SM Energy Company, effective as of February 21, 2017 (filed as Exhibit 3.2 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2016, and incorporated herein by reference)

4.1
Indenture, dated as of July 25, 2024, by and between SM Energy Company and U.S. Bank Trust Company, National Association, as trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on July 25, 2024, and incorporated herein by reference)

10.1
Purchase and Sale Agreement dated as of June 27, 2024 by and among XCL AssetCo, LLC, XCL Marketing, LLC, Wasatch Water Logistics, LLC, XCL Resources, LLC and XCL SandCo, LLC, as Seller, and SM Energy Company, as Purchaser, and solely for the limited purposes as set forth therein, Northern Oil and Gas, Inc. (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on June 28, 2024, and incorporated herein by reference)

10.2
Acquisition and Cooperation Agreement dated as of June 27, 2024 by and between SM Energy Company and Northern Oil and Gas, Inc. (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on June 28, 2024, and incorporated herein by reference)

10.3
First Amendment to Seventh Amended and Restated Credit Agreement, dated as of July 2, 2024, by and among SM Energy Company, a Delaware corporation, each of the Lenders that is a party thereto; and Wells Fargo Bank, National Association, as administrative agent for the Lenders, the Issuing Banks and the Swingline Lender (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on July 8, 2024, and incorporated herein by reference)

10.4
Second Amendment to Seventh Amended and Restated Credit Agreement, dated as of October 1, 2024, by and among SM Energy Company, a Delaware corporation, each of the Lenders that is a party thereto; and Wells Fargo Bank, National Association, as administrative agent for the Lenders, the Issuing Banks and the Swingline Lender (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on October 2, 2024, and incorporated herein by reference)

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

SM ENERGY COMPANY

November 1, 2024	By:	/s/ HERBERT S. VOGEL
Herbert S. Vogel
President and Chief Executive Officer
(Principal Executive Officer)

November 1, 2024	By:	/s/ A. WADE PURSELL
A. Wade Pursell
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

November 1, 2024	By:	/s/ PATRICK A. LYTLE
Patrick A. Lytle
Vice President - Chief Accounting Officer and Controller
(Principal Accounting Officer)