Form 10-Q
period 2025-03-31
SM Energy Co
filed 2025-05-02
CIK 893538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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
As of April 24, 2025, the registrant had 114,462,218 shares of common stock outstanding.

Cautionary Information about Forward-Looking Statements
This Report on Form 10-Q (“Form 10-Q” or “this report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). All statements included in this report, other than statements of historical fact, that address activities, conditions, events, or developments with respect to our financial condition, results of operations, business prospects or economic performance that we expect, believe, or anticipate will or may occur in the future, or that address plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “assume,” “believe,” “budget,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “pending,” “plan,” “potential,” “projected,” “seek,” “target,” “will,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements appear throughout this report, and include statements about such matters as:
•the amount and nature of future capital expenditures, the resilience of our assets to declining commodity prices, the ability of our assets to generate returns in the current macroeconomic environment, and the availability of liquidity and capital resources to fund capital expenditures;
•our outlook on prices for future crude oil, natural gas, and natural gas liquids (also referred to throughout this report as “oil,” “gas,” and “NGLs,” respectively), well costs, service costs, production costs, and general and administrative costs, and the effects of inflation, tariffs or trade restrictions on each of these;
•changes in general economic and financial conditions, inflationary pressures, the potential for economic recession in the U.S., tariffs and trade restrictions, including the imposition of new and higher tariffs on imported goods and retaliatory tariffs implemented by other countries on U.S. goods, and the potential effects on our financial condition or results of operations;
•business strategies and other plans and objectives for future operations, including plans for expansion and growth of operations or reallocation of capital, plans with respect to future dividend payments, debt repayments or redemptions, equity repurchases, capital markets activities, sustainability goals and initiatives, and our outlook on our future financial condition or results of operations;
•risks related to the integration of the Uinta Basin assets acquired on October 1, 2024 (“Uinta Basin Acquisition”), including our ability to realize the expected benefits of the Uinta Basin Acquisition or any business disruptions that could result from the integration of the Uinta Basin assets;
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
•any changes to the borrowing base or aggregate revolving lender commitments under, or maturity date of, our Seventh Amended and Restated Credit Agreement, as amended (“Credit Agreement”);
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
•oil, gas, and NGL reserve estimates and estimates of both future net revenues and the present value of future net revenues associated with those reserve estimates, and the conversion of proved undeveloped reserves to proved developed reserves;
•our expected future production volumes, identified drilling locations, and drilling prospects, inventories, projects and programs;
•changes in proposed or final federal income tax laws and regulations or exposure to additional income tax liabilities; and
•other similar matters, such as those discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2 of this report.
Our forward-looking statements are based on assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments, and other factors that we believe are appropriate under the circumstances. We caution you that forward-looking statements are not guarantees of future performance and these statements are subject to known and unknown risks and uncertainties, which may cause our actual results or performance to be materially different from any future results or performance expressed or implied by the forward-looking statements. Factors that may cause our financial condition, results of operations, business prospects or economic performance to differ from expectations include the factors discussed in the Risk Factors section in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Form 10-K”).
The forward-looking statements in this report speak only as of the filing of this report. Although we may from time to time voluntarily update our prior forward-looking statements, we disclaim any commitment to do so except as required by applicable securities laws.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SM ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share data)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$54	$—
Accounts receivable	382,955	360,976
Derivative assets	60,640	48,522
Prepaid expenses and other	28,173	25,201
Total current assets	471,822	434,699
Property and equipment (successful efforts method):
Proved oil and gas properties	14,688,382	14,301,502
Accumulated depletion, depreciation, and amortization	(7,869,420)	(7,603,195)
Unproved oil and gas properties, net of valuation allowance of $32,680 and $32,680, respectively	760,128	764,924
Wells in progress	537,457	481,893
Other property and equipment, net of accumulated depreciation of $62,709 and $61,737, respectively	45,055	47,585
Total property and equipment, net	8,161,602	7,992,709
Noncurrent assets:
Derivative assets	3,533	3,973
Other noncurrent assets	150,708	145,266
Total noncurrent assets	154,241	149,239
Total assets	$8,787,665	$8,576,647
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$764,773	$760,473
Derivative liabilities	33,423	7,058
Other current liabilities	24,527	22,419
Total current liabilities	822,723	789,950
Noncurrent liabilities:
Revolving credit facility	37,500	68,500
Senior Notes, net	2,709,584	2,708,243
Asset retirement obligations	147,929	145,313
Net deferred tax liabilities	569,551	545,295
Derivative liabilities	17,421	7,142
Other noncurrent liabilities	79,224	74,947
Total noncurrent liabilities	3,561,209	3,549,440

Commitments and contingencies (note 6)

Stockholders’ equity:
Common stock, $0.01 par value - authorized: 200,000,000 shares; issued and outstanding: 114,462,218 and 114,461,934 shares, respectively	1,145	1,145
Additional paid-in capital	1,508,865	1,501,779
Retained earnings	2,894,870	2,735,494
Accumulated other comprehensive loss	(1,147)	(1,161)
Total stockholders’ equity	4,403,733	4,237,257
Total liabilities and stockholders’ equity	$8,787,665	$8,576,647
The accompanying notes are an integral part of these condensed consolidated financial statements.

SM ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	For the Three Months Ended March 31,
	2025	2024
Operating revenues and other income:
Oil, gas, and NGL production revenue	$839,620	$559,596
Other operating income	4,924	274
Total operating revenues and other income	844,544	559,870
Operating expenses:
Oil, gas, and NGL production expense	225,073	137,375
Depletion, depreciation, and amortization	269,900	166,188
Exploration	11,763	18,581
General and administrative	39,339	30,178
Net derivative loss	17,216	28,145
Other operating expense, net	4,965	1,008
Total operating expenses	568,256	381,475
Income from operations	276,288	178,395
Interest expense	(44,373)	(21,873)
Interest income	113	6,770
Other non-operating expense	(27)	(24)
Income before income taxes	232,001	163,268
Income tax expense	(49,732)	(32,069)
Net income	$182,269	$131,199

Basic weighted-average common shares outstanding	114,515	115,642
Diluted weighted-average common shares outstanding	114,948	116,456
Basic net income per common share	$1.59	$1.13
Diluted net income per common share	$1.59	$1.13
Net dividends declared per common share	$0.20	$0.18
The accompanying notes are an integral part of these condensed consolidated financial statements.

SM ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	For the Three Months Ended March 31,
	2025	2024
Net income	$182,269	$131,199
Other comprehensive income, net of tax:
Pension liability adjustment	14	8
Total other comprehensive income, net of tax	14	8
Total comprehensive income	$182,283	$131,207
The accompanying notes are an integral part of these condensed consolidated financial statements.

SM ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except share data and dividends per share)

			Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Common Stock			Retained Earnings
	Shares	Amount
Balances, December 31, 2024	114,461,934	$1,145	$1,501,779	$2,735,494	$(1,161)	$4,237,257
Net income	—	—	—	182,269	—	182,269
Other comprehensive income	—	—	—	—	14	14
Net cash dividends declared, $0.20 per share	—	—	—	(22,893)	—	(22,893)
Issuance of common stock upon vesting of RSUs, net of shares used for tax withholdings	284	—	(3)	—	—	(3)
Stock-based compensation expense	—	—	7,089	—	—	7,089
Balances, March 31, 2025	114,462,218	$1,145	$1,508,865	$2,894,870	$(1,147)	$4,403,733

			Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Common Stock			Retained Earnings
	Shares	Amount
Balances, December 31, 2023	115,745,393	$1,157	$1,565,021	$2,052,279	$(2,607)	$3,615,850
Net income	—	—	—	131,199	—	131,199
Other comprehensive income	—	—	—	—	8	8
Net cash dividends declared, $0.18 per share	—	—	—	(20,707)	—	(20,707)
Issuance of common stock upon vesting of RSUs, net of shares used for tax withholdings	1,147	—	(22)	—	—	(22)
Stock-based compensation expense	1,839	—	5,018	—	—	5,018
Purchase of shares under Stock Repurchase Program	(712,235)	(7)	(33,088)	—	—	(33,095)
Balances, March 31, 2024	115,036,144	$1,150	$1,536,929	$2,162,771	$(2,599)	$3,698,251
The accompanying notes are an integral part of these condensed consolidated financial statements.

SM ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	For the Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$182,269	$131,199
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation, and amortization	269,900	166,188
Stock-based compensation expense	7,089	5,018
Net derivative loss	17,216	28,145
Net derivative settlement gain	7,751	13,274
Amortization of deferred financing costs	2,550	1,371
Deferred income taxes	26,259	27,391
Other, net	1,515	1,102
Net change in working capital	(31,564)	(97,688)
Net cash provided by operating activities	482,985	276,000

Cash flows from investing activities:
Capital expenditures	(413,868)	(332,365)
Acquisition of proved and unproved oil and gas properties	(14,892)	(3)
Other, net	—	80
Net cash used in investing activities	(428,760)	(332,288)

Cash flows from financing activities:
Proceeds from revolving credit facility	856,500	—
Repayment of revolving credit facility	(887,500)	—
Repurchase of common stock	—	(32,768)
Dividends paid	(22,892)	(20,834)
Other, net	(279)	(22)
Net cash used in financing activities	(54,171)	(53,624)

Net change in cash, cash equivalents, and restricted cash	54	(109,912)
Cash, cash equivalents, and restricted cash at beginning of period	—	616,164
Cash, cash equivalents, and restricted cash at end of period	$54	$506,252

Supplemental schedule of additional cash flow information:
Operating activities:
Cash paid for interest, net of capitalized interest	$(82,311)	$(32,986)
Net cash refunded for income taxes	$84	$3,292
Investing activities:
Changes in capital expenditure accruals	$26,931	$(26,569)
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Quarterly Report on Form 10-Q, and Regulation S-X. These financial statements do not include all information and notes required by GAAP for annual financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the 2024 Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation of interim financial information, have been included. Operating results for the periods presented are not necessarily indicative of expected results for the full year. Additionally, certain prior period amounts have been reclassified to conform to current period presentation in the accompanying unaudited condensed consolidated financial statements.
Significant Accounting Policies
The significant accounting policies followed by the Company are set forth in Note 1 - Summary of Significant Accounting Policies in the 2024 Form 10-K and are supplemented by the notes to the unaudited condensed consolidated financial statements included in this report. These unaudited condensed consolidated financial statements should be read in conjunction with the 2024 Form 10-K.
Recently Issued Accounting Guidance
As of March 31, 2025, and through the filing of this report, no accounting guidance applicable to the Company has been issued and not yet adopted in 2025 that would have a material effect on the Company’s unaudited condensed consolidated financial statements and related disclosures. For information about accounting guidance issued in previous years but not yet adopted by the Company, refer to Note 1 - Summary of Significant Accounting Policies in the 2024 Form 10-K.
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
The table below presents oil, gas, and NGL production revenue by product type for each of the Company’s operating areas:

	Midland Basin		South Texas		Uinta Basin (1)		Total
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2025	2024	2025	2024	2025	2024	2025	2024

	(in thousands)
Oil production revenue	$336,427	$332,191	$117,414	$108,703	$204,630	$—	$658,471	$440,894
Gas production revenue	56,213	40,538	54,419	27,306	9,462	—	120,094	67,844
NGL production revenue	153	84	60,902	50,774	—	—	61,055	50,858
Total	$392,793	$372,813	$232,735	$186,783	$214,092	$—	$839,620	$559,596
Relative percentage	47%	67%	28%	33%	25%	—%	100%	100%
____________________________________________
(1)     The Uinta Basin assets were acquired on October 1, 2024.
The Company recognizes oil, gas, and NGL production revenue at the point in time when custody and title (“control”) of the product transfers to the purchaser, which may differ depending on the applicable contractual terms. Transfer of control determines the presentation of transportation, gathering, processing, and other post-production expenses (“costs and other deductions”) within the accompanying statements of operations. Costs and other deductions incurred by the Company prior to transfer of control are recorded within the oil, gas, and NGL production expense line item on the accompanying statements of operations. When control is transferred, sales are based on a market price that may be affected by costs and other deductions incurred by the purchaser subsequent to the transfer of control.
Revenue is recorded in the month when performance obligations are satisfied. However, settlement statements from the purchasers of hydrocarbons and the related cash consideration are received 30 to 90 days after production has occurred. As a result, the Company must estimate the amount of production delivered to the customer and the consideration that will ultimately be received for sale of the product. Estimated revenue due to the Company is recorded within the accounts receivable line item on the accompanying unaudited condensed consolidated balance sheets (“accompanying balance sheets”) until payment is received. The accounts receivable balances from contracts with customers within the accompanying balance sheets as of March 31, 2025, and December 31, 2024, were $237.0 million and $246.4 million, respectively. To estimate accounts receivable from contracts with customers, the Company uses knowledge of its properties, historical performance, contractual arrangements, index pricing, quality and transportation differentials, and other factors as the basis for these estimates. Differences between estimates and actual amounts received for product sales are recorded in the month that payment is received from the purchaser. The time period between production and satisfaction of performance obligations is generally less than one day for volumes sold at, or in close proximity, to the wellhead, and is generally less than two weeks for volumes transported by rail. As of March 31, 2025, there were no material unsatisfied or partially unsatisfied performance obligations.
Note 3 - Equity
Stock Repurchase Program
The Company’s stock repurchase program permits the Company to repurchase shares of its common stock from time to time in open market transactions, through privately negotiated transactions or by other means in accordance with federal securities laws and subject to certain provisions of the Credit Agreement and the indentures governing the Senior Notes, as defined in Note 5 - Long-Term Debt (“Stock Repurchase Program”).
During the three months ended March 31, 2025, the Company did not repurchase any shares of its common stock under the Stock Repurchase Program. During the three months ended March 31, 2024, the Company repurchased and subsequently retired 0.7 million shares of its common stock at a weighted-average share price of $45.99 for a total cost of $32.8 million, excluding excise taxes, commissions, and fees.
As of March 31, 2025, $500.0 million remained available for repurchases of the Company’s outstanding common stock through December 31, 2027, under the Stock Repurchase Program.
Note 4 - Income Taxes
The provision for income taxes consisted of the following:

	For the Three Months Ended March 31,
	2025	2024

	(in thousands)
Current portion of income tax expense:
Federal	$(21,349)	$(4,254)
State	(2,124)	(424)
Deferred portion of income tax expense	(26,259)	(27,391)
Income tax expense	$(49,732)	$(32,069)

Effective tax rate	21.4%	19.6%
Income tax expense or benefit differs from the amount that would be calculated by applying the statutory United States federal income tax rate to income or loss before income taxes. These differences can relate to the effect of federal tax credits, state income taxes, changes in valuation allowances, excess tax benefits and deficiencies from stock-based compensation awards, tax deduction limitations on compensation of covered individuals, the cumulative effect of other smaller permanent differences, and can also reflect the cumulative effect of an enacted tax rate change, in the period of enactment, on the Company’s net deferred tax asset and liability balances. The quarterly effective tax rate and the resulting income tax expense or benefit can also be affected by the proportional effects of forecast net income or loss and the correlative effect on the valuation allowance for each of the periods presented in the table above.
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
Note 5 - Long-Term Debt
Credit Agreement
The Company’s Credit Agreement provides for a senior secured revolving credit facility with a maximum loan amount of $3.0 billion, and as of March 31, 2025, the borrowing base and aggregate revolving lender commitments under the Credit Agreement were $3.0 billion and $2.0 billion, respectively. Subsequent to March 31, 2025, the semi-annual borrowing base redetermination was completed, which reaffirmed both the Company’s borrowing base and aggregate revolving lender commitments at existing amounts. The next borrowing base redetermination is scheduled to occur on October 1, 2025. The Credit Agreement is scheduled to mature on the earlier of (a) October 1, 2029 (“Stated Maturity Date”), or (b) 91 days prior to the maturity date of any of the Company’s outstanding Senior Notes, as defined below, to the extent that, on or before such date, the respective Senior Notes have not been repaid, exchanged, repurchased, refinanced, or otherwise redeemed in a manner that results in no more than $50.0 million remaining due on the originally scheduled maturity date, and, if refinanced or exchanged, with a scheduled maturity date that is not earlier than at least 180 days after the Stated Maturity Date.
Interest and commitment fees associated with the revolving credit facility are accrued based on a borrowing base utilization grid set forth in the Credit Agreement, as presented in Note 5 - Long-Term Debt in the 2024 Form 10-K. At the Company’s election, borrowings under the Credit Agreement may be in the form of Secured Overnight Financing Rate (“SOFR”) revolving loans, Alternate Base Rate (“ABR”) revolving loans, or Swingline loans. SOFR revolving loans accrue interest at SOFR plus the applicable margin from the utilization grid, and ABR revolving loans and Swingline loans accrue interest at a market-based floating rate, plus the applicable margin from the utilization grid. Commitment fees are accrued on the unused portion of the aggregate revolving lender commitment amount at rates from the utilization grid.
The following table presents the outstanding balance, total amount of letters of credit outstanding, and available borrowing capacity under the Credit Agreement:

	As of April 24, 2025	As of March 31, 2025	As of December 31, 2024

	(in thousands)
Revolving credit facility (1)	$—	$37,500	$68,500
Letters of credit (2)	2,000	2,000	2,000
Available borrowing capacity	1,998,000	1,960,500	1,929,500
Total aggregate revolving lender commitment amount	$2,000,000	$2,000,000	$2,000,000
____________________________________________
(1)    Unamortized deferred financing costs attributable to the revolving credit facility are presented as a component of the other noncurrent assets line item on the accompanying balance sheets and totaled $17.8 million and $18.7 million as of March 31, 2025, and December 31, 2024, respectively. These costs are being amortized over the term of the Credit Agreement on a straight-line basis.
(2)    Letters of credit outstanding reduce the amount available under the revolving credit facility on a dollar-for-dollar basis.

Senior Notes
The Company’s Senior Notes, net line item on the accompanying balance sheets as of March 31, 2025, and December 31, 2024, consisted of the following (collectively referred to as “Senior Notes”):

	As of March 31, 2025			As of December 31, 2024
	Principal Amount	Unamortized Deferred Financing Costs	Principal Amount, Net	Principal Amount	Unamortized Deferred Financing Costs	Principal Amount, Net

	(in thousands)
6.75% Senior Notes due 2026	$419,235	$993	$418,242	$419,235	$1,168	$418,067
6.625% Senior Notes due 2027	416,791	1,424	415,367	416,791	1,618	415,173
6.5% Senior Notes due 2028	400,000	3,382	396,618	400,000	3,636	396,364
6.75% Senior Notes due 2029	750,000	10,022	739,978	750,000	10,489	739,511
7.0% Senior Notes due 2032	750,000	10,621	739,379	750,000	10,872	739,128
Total	$2,736,026	$26,442	$2,709,584	$2,736,026	$27,783	$2,708,243
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
Covenants
The Company is subject to certain financial and non-financial covenants under the Credit Agreement and the indentures governing the Senior Notes that, among other terms, limit the Company’s ability to incur additional indebtedness, make restricted payments including dividends, sell assets, create liens that secure debt, enter into transactions with affiliates, make certain investments, or merge or consolidate with other entities. The Company was in compliance with all financial and non-financial covenants as of March 31, 2025, and through the filing of this report.
Capitalized Interest
Capitalized interest costs for the three months ended March 31, 2025, and 2024, totaled $8.7 million and $6.1 million, respectively. The amount of interest the Company capitalizes generally fluctuates based on the amount borrowed, the Company’s capital program, and the timing and amount of costs associated with capital projects that are considered in progress. Capitalized interest costs are included in total costs incurred.
Note 6 - Commitments and Contingencies
Commitments
Other than those items discussed below, there have been no changes in commitments through the filing of this report that differ materially from those disclosed in the 2024 Form 10-K.
Railcar Leases. During the three months ended March 31, 2025, the Company entered into new railcar leases and amended certain of its existing railcar leases. New commitments related to these leases totaled $41.3 million with terms extending into 2029.
Fracturing Services Contract. Subsequent to March 31, 2025, the Company entered into a fracturing services contract with a minimum commitment of $49.9 million with terms extending through March 31, 2026. As of the filing of this report, if the Company terminated the contract, it would be subject to liquidated damages of up to $45.6 million; however, the Company expects to meet its obligation under this contract.
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
The Company has entered into fixed price oil and gas basis swaps in order to mitigate exposure to adverse pricing differentials between certain industry benchmark prices and the actual physical pricing points where the Company’s production is sold. As of March 31, 2025, the Company had basis swap contracts with fixed price differentials between:
•NYMEX WTI and Argus WTI Midland (“WTI Midland”) for a portion of its Midland Basin oil production with sales contracts that settle at WTI Midland prices;
•NYMEX WTI and Argus WTI Houston Magellan East Houston Terminal (“WTI Houston MEH”) for a portion of its South Texas and Uinta Basin oil production with sales contracts that settle at WTI Houston MEH prices; and
•NYMEX Henry Hub (“HH”) and Inside FERC West Texas (“IF Waha”) for a portion of its Midland Basin gas production with sales contracts that settle at IF Waha prices.
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

As of March 31, 2025, the Company had commodity derivative contracts outstanding through the first quarter of 2027 as summarized in the table below:

	Contract Period
	Second Quarter 2025	Third Quarter 2025	Fourth Quarter 2025	2026	2027
Oil Derivatives (volumes in MBbl and prices in $ per Bbl):
Swaps
NYMEX WTI Volumes	2,479	2,166	1,012	—	—
Weighted-Average Contract Price	$70.55	$71.09	$69.99	$—	$—
Collars
NYMEX WTI Volumes	1,178	741	1,212	465	—
Weighted-Average Floor Price	$66.25	$63.76	$65.00	$60.00	$—
Weighted-Average Ceiling Price	$81.70	$80.98	$75.67	$66.50	$—
Basis Swaps
WTI Midland-NYMEX WTI Volumes	1,118	1,104	1,178	4,045	—
Weighted-Average Contract Price	$1.18	$1.18	$1.18	$0.99	$—
WTI Houston MEH-NYMEX WTI Volumes	544	544	526	1,546	—
Weighted-Average Contract Price	$1.86	$1.86	$1.86	$2.02	$—
Roll Differential Swaps
NYMEX WTI Volumes	2,410	2,421	2,420	—	—
Weighted-Average Contract Price	$0.44	$0.44	$0.44	$—	$—

Gas Derivatives (volumes in BBtu and prices in $ per MMBtu):
Swaps
NYMEX HH Volumes	7,028	7,370	6,175	21,406	6,992
Weighted-Average Contract Price	$3.89	$4.23	$4.33	$3.82	$4.32
Inside FERC Houston Ship Channel Volumes	—	—	—	957	—
Weighted-Average Contract Price	$—	$—	$—	$4.07	$—
IF Waha Volumes	—	—	—	3,348	4,094
Weighted-Average Contract Price	$—	$—	$—	$3.12	$3.63
Collars
NYMEX HH Volumes	5,893	7,497	7,982	17,158	—
Weighted-Average Floor Price	$3.25	$3.24	$3.25	$3.33	$—
Weighted-Average Ceiling Price	$3.58	$4.12	$5.31	$5.01	$—
Basis Swaps
IF Waha-NYMEX HH Volumes	5,236	5,117	5,046	—	—
Weighted-Average Contract Price	$(0.78)	$(0.72)	$(0.66)	$—	$—

NGL Derivatives (volumes in MBbl and prices in $ per Bbl):
Swaps
OPIS Propane Mont Belvieu Non-TET Volumes	151	—	—	—	—
Weighted-Average Contract Price	$32.81	$—	$—	$—	$—
OPIS Ethane Mont Belvieu Non-TET Volumes	—	—	123	674	—
Weighted-Average Contract Price	$—	$—	$13.07	$12.04	$—

Commodity Derivative Contracts Entered Into Subsequent to March 31, 2025
Subsequent to March 31, 2025, and through the filing of this report, the Company entered into the following commodity derivative contracts:

	Contract Period
	Third Quarter 2025	Fourth Quarter 2025	2026	2027
Oil Derivatives (volumes in MBbl and prices in $ per Bbl):
Collars
NYMEX WTI Volumes	502	948	1,810	—
Weighted-Average Floor Price	$55.00	$55.00	$55.00	$—
Weighted-Average Ceiling Price	$67.14	$64.35	$64.03	$—

Gas Derivatives (volumes in BBtu and prices in $ per MMBtu):
Swaps
NYMEX HH Volumes	2,887	—	—	—
Weighted-Average Contract Price	$4.00	$—	$—	$—
Collars
NYMEX HH Volumes	—	—	1,800	—
Weighted-Average Floor Price	$—	$—	$4.00	$—
Weighted-Average Ceiling Price	$—	$—	$5.37	$—
Basis Swaps
IF Waha-NYMEX HH Volumes	—	—	574	1,008
Weighted-Average Contract Price	$—	$—	$(1.75)	$(0.70)
Derivative Assets and Liabilities Fair Value
The Company’s commodity derivatives are measured at fair value and are included in the accompanying balance sheets as derivative assets and liabilities, with the exception of derivative instruments that meet the “normal purchase normal sale” exclusion. The Company does not designate its commodity derivative contracts as hedging instruments. The fair value of commodity derivative contracts at March 31, 2025, and December 31, 2024, was a net asset of $13.3 million and $38.3 million, respectively.
The following table details the fair value of commodity derivative contracts recorded in the accompanying balance sheets:

	As of March 31, 2025	As of December 31, 2024

	(in thousands)
Derivative assets:
Current assets	$60,640	$48,522
Noncurrent assets	3,533	3,973
Total derivative assets	$64,173	$52,495
Derivative liabilities:
Current liabilities	$33,423	$7,058
Noncurrent liabilities	17,421	7,142
Total derivative liabilities	$50,844	$14,200
Offsetting of Derivative Assets and Liabilities
As of March 31, 2025, and December 31, 2024, all derivative instruments held by the Company were subject to master netting arrangements with various financial institutions. In general, the terms of the Company’s agreements provide for offsetting of amounts payable or receivable between it and the counterparty, at the election of both parties, for transactions that settle on the same date and in the same currency. The Company’s agreements also provide that in the event of an early termination, the counterparties have the right to offset amounts owed or owing under that and any other agreement with the same counterparty. The Company’s accounting policy is to not offset these positions in its accompanying balance sheets.
The following table provides a reconciliation between the gross assets and liabilities reflected on the accompanying balance sheets and the potential effects of master netting arrangements on the fair value of the Company’s commodity derivative contracts:

	Derivative Assets as of		Derivative Liabilities as of
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024

	(in thousands)
Gross amounts presented in the accompanying balance sheets	$64,173	$52,495	$(50,844)	$(14,200)
Amounts not offset in the accompanying balance sheets	(27,708)	(12,995)	27,708	12,995
Net amounts	$36,465	$39,500	$(23,136)	$(1,205)
The following table summarizes the commodity components of the net derivative settlement gain, and the net derivative loss line items presented within the accompanying unaudited condensed consolidated statements of cash flows (“accompanying statements of cash flows”) and the accompanying statements of operations, respectively:

	For the Three Months Ended March 31,
	2025	2024

	(in thousands)
Net derivative settlement (gain) loss:
Oil contracts	$(2,883)	$(2,525)
Gas contracts	(7,195)	(12,220)
NGL contracts	2,327	1,471
Total net derivative settlement gain	$(7,751)	$(13,274)

Net derivative (gain) loss:
Oil contracts	$2,873	$37,099
Gas contracts	12,074	(14,828)
NGL contracts	2,269	5,874
Total net derivative loss	$17,216	$28,145
Credit Related Contingent Features
As of March 31, 2025, all of the Company’s derivative counterparties were members of the Company’s Credit Agreement lender group. The Company does not enter into derivative contracts with counterparties that are not part of the lender group. Under the Credit Agreement, the Company is required to provide mortgage liens on assets having a value equal to at least 85 percent of the total PV-9, as defined in the Credit Agreement, of the Company’s proved oil and gas properties evaluated in the most recent reserve report. Collateral securing indebtedness under the Credit Agreement also secures the Company’s derivative agreement obligations.
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

The following table is a listing of the Company’s assets and liabilities that are measured at fair value on a recurring basis in the accompanying balance sheets and where they are classified within the fair value hierarchy:

	As of March 31, 2025			As of December 31, 2024
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

	(in thousands)
Assets:
Derivatives	$—	$64,173	$—	$—	$52,495	$—
Liabilities:
Derivatives	$—	$50,844	$—	$—	$14,200	$—
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
Long-Term Debt
The following table reflects the fair value of the Company’s Senior Notes obligations measured using Level 1 inputs based on quoted secondary market trading prices. These notes were not presented at fair value on the accompanying balance sheets as of March 31, 2025, or December 31, 2024, as they were recorded at carrying value, net of any unamortized deferred financing costs. Refer to Note 5 - Long-Term Debt for additional information.

	As of March 31, 2025		As of December 31, 2024
	Principal Amount	Fair Value	Principal Amount	Fair Value

	(in thousands)
6.75% Senior Notes due 2026	$419,235	$419,545	$419,235	$419,654
6.625% Senior Notes due 2027	$416,791	$416,653	$416,791	$416,149
6.5% Senior Notes due 2028	$400,000	$397,840	$400,000	$398,676
6.75% Senior Notes due 2029	$750,000	$740,580	$750,000	$742,275
7.0% Senior Notes due 2032	$750,000	$735,938	$750,000	$741,053
The carrying value of the Company’s revolving credit facility approximates its fair value, as the applicable interest rates are floating, based on prevailing market rates.
Note 9 - Earnings Per Share
Basic net income or loss per common share is calculated by dividing net income or loss available to common stockholders by the basic weighted-average number of common shares outstanding for the respective period. Diluted net income or loss per common share is calculated by dividing net income or loss available to common stockholders by the diluted weighted-average number of common shares outstanding, which includes the effect of potentially dilutive securities. Potentially dilutive securities for this calculation consist primarily of non-vested restricted stock units (“RSU” or “RSUs”) and contingent performance share units (“PSU” or “PSUs”), which were measured using the treasury stock method. Refer to Note 9 - Earnings Per Share and Note 10 - Compensation Plans in the 2024 Form 10-K for additional detail on these potentially dilutive securities.

The following table sets forth the calculations of basic and diluted net income per common share:

	For the Three Months Ended March 31,
	2025	2024

	(in thousands, except per share data)
Net income	$182,269	$131,199

Basic weighted-average common shares outstanding	114,515	115,642
Dilutive effect of non-vested RSUs, contingent PSUs, and other	433	814
Diluted weighted-average common shares outstanding	114,948	116,456

Basic net income per common share	$1.59	$1.13
Diluted net income per common share	$1.59	$1.13
Note 10 - Segment Reporting
The Company has one reportable segment: the oil, gas, and NGL exploration and production segment (“E&P Segment”), which operates exclusively in the United States. The E&P Segment constitutes all of the consolidated entity and the accompanying condensed consolidated financial statements and the notes to the accompanying condensed consolidated financial statements are representative of such amounts for the E&P Segment. The Company’s Chief Operating Decision Maker (“CODM”) is the President and Chief Executive Officer. The CODM uses net income as presented on the accompanying statements of operations to measure E&P Segment profit or loss, and to evaluate income generated from E&P Segment assets in deciding whether to reinvest profits into operational activities or to use profits for other purposes, such as debt reduction, acquisitions, or the Company’s Stock Repurchase Program. Additionally, net income is used in assessing budget versus actual results and in benchmarking to the Company’s competitors.
The following table summarizes the results of the Company’s segment revenue, significant expenses, and net income during the periods presented:

	For the Three Months Ended March 31,
	2025	2024

	(in thousands)
Total operating revenues and other income	$844,544	$559,870
Less:
Lease operating expense	108,863	73,105
Transportation costs	69,555	27,317
Production taxes	36,842	25,145
Ad valorem tax expense	9,813	11,808
Depletion, depreciation, and amortization	269,900	166,188
Exploration	11,763	18,581
General and administrative	39,339	30,178
Net derivative loss	17,216	28,145
Other operating expense, net	4,965	1,008
Interest expense	44,373	21,873
Interest income	(113)	(6,770)
Other non-operating expense	27	24
Income tax expense	49,732	32,069
E&P Segment net income	$182,269	$131,199
___________________________________________
Note: There are no reconciling items between net income presented on the accompanying statements of operations and E&P Segment net income.

Note 11 - Acquisitions
During the first quarter of 2025, the Company finalized post-closing adjustments related to the Uinta Basin Acquisition. The final adjusted purchase price was $2.1 billion, and there were no material changes to the allocation of the purchase price to the assets and liabilities acquired.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion includes forward-looking statements. Refer to the Cautionary Information about Forward-Looking Statements section of this report for important information about these types of statements. Throughout the following discussion, we explain changes between the three months ended March 31, 2025, and the three months ended December 31, 2024 (“sequential quarterly” or “sequentially”), and the year-to-date (“YTD”) change between the three months ended March 31, 2025, and the three months ended March 31, 2024 (“YTD 2025-over-YTD 2024”).
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
Our asset portfolio is comprised of high-quality assets in the Midland Basin of West Texas, the Maverick Basin of South Texas, and the Uinta Basin of Northeast Utah, which we believe are capable of generating strong returns in the current macroeconomic environment and provide resilience to commodity price risk and volatility. We seek to maximize returns and increase the value of our top-tier assets through disciplined capital spending, strategic acquisitions, and continued development and optimization of our existing assets. We believe that our high-quality assets facilitate a sustainable approach to prioritizing operational execution, maintaining a strong balance sheet, generating cash flows, returning capital to stockholders, and maintaining financial flexibility.
We are committed to exceptional safety, health, and environmental stewardship; supporting the professional development of a diverse and thriving team of employees; building and maintaining partnerships with our stakeholders by investing in and connecting with the communities where we live and work; and transparency in reporting on our progress in these areas. The Governance and Sustainability Committee of our Board of Directors oversees, among other things, the effectiveness of our sustainability policies, programs and initiatives, monitors and responds to emerging trends, issues, and associated risks, and, together with management, reports to our Board of Directors regarding such matters. Further demonstrating our commitment to sustainable operations and environmental stewardship, compensation for our executives and eligible employees under our long-term incentive plan, and compensation for all employees under our short-term incentive plan is calculated based on, in part, certain Company-wide, performance-based metrics that include key financial, operational, environmental, health, and safety measures.
Market Trends and Uncertainties
Global commodity and financial markets, which remain subject to heightened levels of uncertainty and volatility, affect our financial performance. Key factors contributing to market fluctuations include tariffs and trade restrictions; the decision of the Organization of the Petroleum Exporting Countries (“OPEC”) plus other non-OPEC oil producing countries (collectively referred to as “OPEC+”) to increase oil output in the second quarter of 2025; fluctuations in oil and gas demand from China and other markets; War and Geopolitical Instability; United States Federal Reserve monetary policy; shipping channel constraints and disruptions; the potential for economic recession in the U.S.; and changes in global oil inventory in storage. These factors have driven commodity price volatility, contributed to instances of supply chain disruptions, inflation, and fluctuations in interest rates, and could have further industry-specific impacts that may require us to adjust our business plan. Future impacts of these and other events on commodity and financial markets are inherently unpredictable.
Historically, tariffs have led to increased costs for products exchanged in international trade, and have heightened global political tensions. Recent U.S. government policies, including new and higher tariffs on imported goods, have increased economic uncertainty. These tariffs, along with retaliatory tariffs from other countries, could lead to reduced trade resulting from increased costs for imported goods and decreased demand for U.S. exports, as well as reduced investment and technological exchange between major economies. These outcomes could negatively impact global economic conditions, financial market stability, and commodity prices. Volatility in political, trade, regulatory, and economic conditions could have a material adverse effect on our financial condition or results of operations. We are unable to reasonably estimate the period of time that these market conditions will exist or the extent to which they will impact our business, results of operations, and financial condition.
Continuing volatility in political, trade, regulatory and economic conditions could impact supply and demand fundamentals, and any related declines in oil, gas, and NGL prices could lead to proved and unproved property impairments in the future. Future impairments of proved and unproved properties are difficult to predict, especially in a volatile price environment.

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
Our Uinta Basin assets, which we acquired during the fourth quarter of 2024, are comprised of approximately 63,600 net acres located in Duchesne and Uintah counties, Utah (“Uinta Basin”). Our Uinta Basin position provides future development and exploration opportunities within multiple oil-rich intervals in the Lower Green River and Wasatch formations, and includes acreage with waxy crude and gas composition amenable to processing for NGL extraction.
First Quarter 2025 Overview and Outlook for the Remainder of 2025
During the first quarter of 2025, we remained focused on integrating the Uinta Basin assets into our portfolio and continued to execute on our goal of sustainably returning capital to our stockholders by paying a quarterly net cash dividend of $0.20 per share, totaling $22.9 million.
Financial and Operational Results. Average net daily equivalent production for the three months ended March 31, 2025, decreased five percent sequentially to 197.3 MBOE. The overall decrease consisted of decreases of 13 percent and two percent from our South Texas and Midland Basin assets, respectively, partially offset by an increase of six percent from our Uinta Basin assets. The decreases in average net daily equivalent production from our South Texas and Midland Basin assets were anticipated during the first quarter of 2025 as a result of no completion crews operating in South Texas during the fourth quarter of 2024, and the planned timing of well completions in the Midland Basin. These anticipated changes also reflect a shift in capital allocation to our Uinta Basin assets.
Oil, gas, and NGL production revenue remained flat at $839.6 million for the three months ended March 31, 2025, compared with $835.9 million for the three months ended December 31, 2024. Oil, gas, and NGL production expense increased five percent to $225.1 million for the three months ended March 31, 2025, compared with $214.6 million for the three months ended December 31, 2024, as a result of increases in ad valorem tax expense and lease operating expense (“LOE”), partially offset by a decrease in transportation costs.
Realized price per BOE, before the effect of net derivative settlements (“realized price” or “realized prices”), increased eight percent sequentially, as a result of increases in oil, gas and NGL benchmark prices during the first quarter of 2025. The increase in realized price per BOE was offset by a five percent decrease in average net daily equivalent production, resulting in oil, gas, and NGL production revenue remaining flat sequentially.
We recorded net derivative losses of $17.2 million and $20.3 million for the three months ended March 31, 2025, and December 31, 2024, respectively. Included within these amounts are net derivative settlement gains of $7.8 million and $22.4 million for the three months ended March 31, 2025, and December 31, 2024, respectively.
Operational and financial activities during the three months ended March 31, 2025, resulted in the following:
•Net cash provided by operating activities of $483.0 million, compared with $577.9 million for the three months ended December 31, 2024.
•Net income of $182.3 million, or $1.59 per diluted share, compared with net income of $188.3 million, or $1.64 per diluted share, for the three months ended December 31, 2024.
•Adjusted EBITDAX, a non-GAAP financial measure, of $588.9 million, compared with $610.8 million for the three months ended December 31, 2024. Refer to the caption Non-GAAP Financial Measures below for additional discussion and our definition of adjusted EBITDAX and reconciliations to net income and net cash provided by operating activities.
Refer to Overview of Selected Production and Financial Information, Including Trends and Comparison of Financial Results and Trends Between the Three Months Ended March 31, 2025, and December 31, 2024, and Between the Three Months Ended March 31, 2025, and 2024 below for additional discussion.
Operational Activities. Our capital program for 2025, excluding acquisitions, is expected to be approximately $1.3 billion. Our capital program remains focused on applying our strength in geosciences and development optimization to highly economic oil development projects in our areas of operations that support our priority of strategic inventory replacement and growth. Refer to Overview of Liquidity and Capital Resources below for discussion of how we expect to fund the remainder of our 2025 capital program.

In our Midland Basin program, we averaged four drilling rigs and one completion crew during the first quarter of 2025, and our operations focused on development optimization of our RockStar assets, and delineation and development of our Sweetie Peck and Klondike assets. Average net daily equivalent production volumes decreased sequentially by two percent to 81.5 MBOE. Costs incurred during the three months ended March 31, 2025, totaled $182.8 million, or 41 percent of our total costs incurred for the period. We anticipate operating an average of two drilling rigs and one completion crew for the remainder of 2025, focused on developing formations within our RockStar, Sweetie Peck, and Klondike assets.
In our South Texas program, we averaged two drilling rigs and one completion crew during the first quarter of 2025, and our operations focused primarily on the development and further delineation of the Austin Chalk formation. Average net daily equivalent production volumes decreased sequentially by 13 percent to 77.4 MBOE. Costs incurred during the three months ended March 31, 2025, totaled $111.0 million, or 25 percent of our total costs incurred for the period. We anticipate operating between one and two drilling rigs and one completion crew for the remainder of 2025, focused primarily on developing the Austin Chalk formation.
In our Uinta Basin program, we operated three drilling rigs and one completion crew during the first quarter of 2025, and our operations focused on delineation and development. Average net daily equivalent production volumes increased sequentially by six percent to 38.4 MBOE. Costs incurred during the three months ended March 31, 2025, totaled $144.9 million, or 32 percent of our total costs incurred for the period. We anticipate operating three drilling rigs and one completion crew during the remainder of 2025, focused primarily on delineating and developing the Lower Green River and Wasatch formations.
The table below provides a quarterly summary of changes in our drilled but not completed well count and current year drilling and completion activity in our operated programs for the three months ended March 31, 2025:

	Midland Basin		South Texas (1)		Uinta Basin		Total
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Wells drilled but not completed at December 31, 2024	40	29	35	35	48	38	123	102
Wells drilled	24	21	10	10	14	10	48	41
Wells completed	(15)	(10)	(5)	(5)	(30)	(24)	(50)	(39)
Wells drilled but not completed at March 31, 2025	49	40	40	40	32	24	121	104
____________________________________________
(1)    As of December 31, 2024, the drilled but not completed well count included nine gross (nine net) wells that were not included in our five-year development plan as of December 31, 2024, eight of which were in the Eagle Ford shale.
Costs Incurred. Costs incurred in oil and gas property acquisition, exploration, and development activities, whether capitalized or expensed, totaled $449.7 million for the three months ended March 31, 2025, and were primarily incurred in our Midland Basin, South Texas, and Uinta Basin programs as discussed in Operational Activities above.

Production Results. The table below presents the disaggregation of our net production volumes by product type for each of our assets for the periods presented:

	For the Three Months Ended
	March 31, 2025	December 31, 2024	March 31, 2024

Midland Basin Net Production:
Oil (MMBbl)	4.7	5.0	4.4
Gas (Bcf)	16.0	16.0	14.5
NGLs (MMBbl)	—	—	—
Equivalent (MMBOE)	7.3	7.6	6.8
Average net daily equivalent (MBOE per day)	81.5	83.0	74.5
Relative percentage	41%	40%	51%

South Texas Net Production:
Oil (MMBbl)	1.7	2.0	1.4
Gas (Bcf)	17.6	20.4	16.7
NGLs (MMBbl)	2.4	2.8	2.2
Equivalent (MMBOE)	7.0	8.2	6.4
Average net daily equivalent (MBOE per day)	77.4	88.9	70.6
Relative percentage	39%	43%	49%

Uinta Basin Net Production: (1)
Oil (MMBbl)	3.0	2.9	—
Gas (Bcf)	2.8	2.7	—
NGLs (MMBbl)	—	—	—
Equivalent (MMBOE)	3.5	3.3	—
Average net daily equivalent (MBOE per day)	38.4	36.1	—
Relative percentage	20%	17%	—%

Total Net Production:
Oil (MMBbl)	9.3	9.8	5.8
Gas (Bcf)	36.4	39.1	31.1
NGLs (MMBbl)	2.4	2.8	2.2
Equivalent (MMBOE)	17.8	19.1	13.2
Average net daily equivalent (MBOE per day)	197.3	208.0	145.1
____________________________________________
Note: Amounts may not calculate due to rounding.
(1)     The Uinta Basin assets were acquired on October 1, 2024.
Refer to Overview of Selected Production and Financial Information, Including Trends and Comparison of Financial Results and Trends Between the Three Months Ended March 31, 2025, and December 31, 2024, and Between the Three Months Ended March 31, 2025, and 2024 below for discussion of production.
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

The following table summarizes commodity price data, as well as the effect of net derivative settlements, for the periods presented:

	For the Three Months Ended
	March 31, 2025	December 31, 2024	March 31, 2024
Oil (per Bbl):
Average NYMEX contract monthly price	$71.42	$70.27	$76.96
Realized price	$70.56	$69.34	$76.09
Effect of oil net derivative settlements	$0.31	$1.19	$0.44
Gas:
Average NYMEX monthly settle price (per MMBtu)	$3.65	$2.79	$2.24
Realized price (per Mcf)	$3.30	$2.19	$2.18
Effect of gas net derivative settlements (per Mcf)	$0.20	$0.31	$0.39
NGLs (per Bbl):
Average OPIS price (1)	$31.29	$29.29	$29.28
Realized price	$25.86	$24.49	$22.94
Effect of NGL net derivative settlements	$(0.99)	$(0.48)	$(0.66)
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
As global commodities, the prices for oil, gas, and NGLs are affected by real or perceived geopolitical risks in various regions of the world, as well as the relative strength of the United States dollar compared to other currencies. Given the uncertainty surrounding global financial markets, including the imposition of tariffs and trade restrictions, production output from OPEC+, global shipping channel constraints and disruptions, fluctuations in oil and gas demand from China and other markets, War and Geopolitical Instability, the potential for economic recession in the U.S., changes in global oil inventory in storage, and the potential impacts of these issues on global commodity supply and demand, we expect benchmark prices for oil, gas, and NGLs to remain volatile for the foreseeable future, and we cannot reasonably predict the timing or likelihood of any future impacts that may result, which could include inflation, supply chain disruptions, fluctuations in interest rates, and industry-specific impacts. Our realized prices at local sales points may also be affected by infrastructure capacity or outages in the areas of our operations and beyond.
The following table summarizes 12-month strip prices for NYMEX WTI oil, NYMEX Henry Hub gas, and OPIS NGLs as of April 24, 2025, and March 31, 2025:

	As of April 24, 2025	As of March 31, 2025
NYMEX WTI oil (per Bbl)	$61.11	$68.87
NYMEX Henry Hub gas (per MMBtu)	$3.73	$4.61
OPIS NGLs (per Bbl)	$26.83	$30.25
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

Financial Results of Operations and Additional Comparative Data
The tables below provide information regarding selected production and financial information for the three months ended March 31, 2025, and the preceding three quarters:

	For the Three Months Ended
	March 31,	December 31,	September 30,	June 30,
	2025	2024	2024	2024

	(in millions)
Net production (MMBOE)	17.8	19.1	15.6	14.4
Oil, gas, and NGL production revenue	$839.6	$835.9	$642.4	$633.5
Oil, gas, and NGL production expense	$225.1	$214.6	$148.4	$136.6
Depletion, depreciation, and amortization	$269.9	$260.5	$202.9	$179.7
Exploration	$11.8	$16.3	$12.1	$17.1
General and administrative	$39.3	$41.9	$35.1	$31.1
Net income	$182.3	$188.3	$240.5	$210.3
Selected Performance Metrics

	For the Three Months Ended
	March 31,	December 31,	September 30,	June 30,
	2025	2024	2024	2024
Average net daily equivalent production (MBOE per day)	197.3	208.0	170.0	158.5
Lease operating expense (per BOE)	$6.13	$5.35	$4.73	$4.82
Transportation costs (per BOE)	$3.92	$4.10	$2.13	$1.94
Production taxes as a percent of oil, gas, and NGL production revenue	4.4%	4.1%	4.6%	4.3%
Ad valorem tax expense (per BOE)	$0.55	$(0.03)	$0.76	$0.82
Depletion, depreciation, and amortization (per BOE)	$15.20	$13.61	$12.98	$12.46
General and administrative (per BOE)	$2.22	$2.19	$2.25	$2.16
____________________________________________
Note: Amounts may not calculate due to rounding.

Overview of Selected Production and Financial Information, Including Trends

	For the Three Months Ended			Amount Change Between the Three Months Ended		Percent Change Between the Three Months Ended
	March 31, 2025	December 31, 2024	March 31, 2024	March 31, 2025 & December 31, 2024	March 31, 2025 & 2024	March 31, 2025 & December 31, 2024	March 31, 2025 & 2024
Net production volumes: (1)
Oil (MMBbl)	9.3	9.8	5.8	(0.5)	3.5	(5)%	61%
Gas (Bcf)	36.4	39.1	31.1	(2.7)	5.2	(7)%	17%
NGLs (MMBbl)	2.4	2.8	2.2	(0.4)	0.1	(15)%	7%
Equivalent (MMBOE)	17.8	19.1	13.2	(1.4)	4.6	(7)%	34%
Average net daily production: (1)
Oil (MBbl per day)	103.7	106.9	63.7	(3.2)	40.0	(3)%	63%
Gas (MMcf per day)	404.2	424.8	342.3	(20.6)	61.9	(5)%	18%
NGLs (MBbl per day)	26.2	30.3	24.4	(4.0)	1.9	(13)%	8%
Equivalent (MBOE per day)	197.3	208.0	145.1	(10.7)	52.2	(5)%	36%
Oil, gas, and NGL production revenue (in millions): (1)
Oil production revenue	$658.5	$682.2	$440.9	$(23.7)	$217.6	(3)%	49%
Gas production revenue	120.1	85.5	67.8	34.6	52.3	40%	77%
NGL production revenue	61.1	68.2	50.9	(7.1)	10.2	(10)%	20%
Total oil, gas, and NGL production revenue	$839.6	$835.9	$559.6	$3.8	$280.0	—%	50%
Oil, gas, and NGL production expense (in millions): (1)
Lease operating expense	$108.9	$102.4	$73.1	$6.4	$35.8	6%	49%
Transportation costs	69.6	78.5	27.3	(8.9)	42.2	(11)%	155%
Production taxes	36.8	34.3	25.1	2.5	11.7	7%	47%
Ad valorem tax expense	9.8	(0.6)	11.8	10.4	(2.0)	1,733%	(17)%
Total oil, gas, and NGL production expense	$225.1	$214.6	$137.4	$10.5	$87.7	5%	64%
Realized price:
Oil (per Bbl)	$70.56	$69.34	$76.09	$1.22	$(5.53)	2%	(7)%
Gas (per Mcf)	$3.30	$2.19	$2.18	$1.11	$1.12	51%	51%
NGLs (per Bbl)	$25.86	$24.49	$22.94	$1.37	$2.92	6%	13%
Per BOE	$47.29	$43.68	$42.39	$3.61	$4.90	8%	12%
Per BOE data: (1)
Oil, gas, and NGL production expense:
Lease operating expense	$6.13	$5.35	$5.54	$0.78	$0.59	15%	11%
Transportation costs	3.92	4.10	2.07	(0.18)	1.85	(4)%	89%
Production taxes	2.07	1.79	1.90	0.28	0.17	16%	9%
Ad valorem tax expense	0.55	(0.03)	0.89	0.58	(0.34)	1,933%	(38)%
Total oil, gas, and NGL production expense (1)	$12.68	$11.21	$10.41	$1.47	$2.27	13%	22%
Depletion, depreciation, and amortization	$15.20	$13.61	$12.59	$1.59	$2.61	12%	21%
General and administrative	$2.22	$2.19	$2.29	$0.03	$(0.07)	1%	(3)%
Net derivative settlement gain (2)	$0.44	$1.17	$1.01	$(0.73)	$(0.57)	(62)%	(56)%
Earnings per share information (in thousands, except per share data): (3)
Basic weighted-average common shares outstanding	114,515	114,421	115,642	94	(1,127)	—%	(1)%
Diluted weighted-average common shares outstanding	114,948	115,038	116,456	(90)	(1,508)	—%	(1)%
Basic net income per common share	$1.59	$1.65	$1.13	$(0.06)	$0.46	(4)%	41%
Diluted net income per common share	$1.59	$1.64	$1.13	$(0.05)	$0.46	(3)%	41%

______________________________________
(1)    Amounts and percentage changes may not calculate due to rounding.
(2)    Net derivative settlements for the three months ended March 31, 2025, and 2024, are included within the net derivative loss line item in the accompanying statements of operations.
(3)    Refer to Note 9 - Earnings Per Share in Part I, Item 1 of this report for additional discussion.
Average net daily equivalent production for the three months ended March 31, 2025, decreased five percent sequentially. The overall decrease consisted of decreases of 13 percent and two percent from our South Texas and Midland Basin assets, respectively, partially offset by a six percent increase from our Uinta Basin assets. The decreases in average net daily equivalent production from our South Texas and Midland Basin assets were anticipated during the first quarter of 2025 as a result of no completion crews operating in South Texas during the fourth quarter of 2024, and the planned timing of well completions in the Midland Basin. These anticipated changes also reflect a shift in capital allocation to our Uinta Basin assets. Average net daily equivalent production increased 36 percent YTD 2025-over-YTD 2024 primarily driven by the addition of 38.4 MBOE per day of production from our Uinta Basin assets, and as a result of strong well performance and the timing of well completions; average net daily equivalent production from our South Texas and Midland Basin assets increased 10 percent and nine percent, respectively.
We present certain information on a per BOE basis in order to evaluate our performance relative to our peers and to identify and measure trends we believe may require additional analysis and discussion.
Our total realized price per BOE increased $3.61 sequentially as a result of increases in oil, gas and NGL benchmark prices. Our total realized price per BOE increased $4.90 YTD 2025-over-YTD 2024 as a result of a shift in our production mix towards more oil production, and increases in gas and NGL benchmark prices, slightly offset by a decrease in oil benchmark prices. For the three months ended March 31, 2025, December 31, 2024, and March 31, 2024, we recognized net gains on the settlement of our commodity derivative contracts of $0.44 per BOE, $1.17 per BOE, and $1.01 per BOE, respectively.
LOE per BOE increased 15 percent sequentially as a result of increases in certain operating costs including workover expense, and decreased average net daily equivalent production. LOE per BOE increased 11 percent YTD 2025-over-YTD 2024 as a result of a shift in our production mix towards more oil production and increases in certain operating costs, which outpaced an increase in average net daily equivalent production. For the full-year 2025, we expect LOE per BOE to increase, compared with 2024, as our product mix continues to shift towards more oil production with our Uinta Basin assets, and as a result of expected increases in certain operating costs associated with our Midland Basin assets. We anticipate volatility in LOE per BOE as a result of changes in total production, timing of workover projects, changes in service provider costs, and industry activity, all of which affect total LOE.
Transportation costs per BOE decreased four percent sequentially primarily as a result of a decrease in average net daily equivalent production from our South Texas assets, slightly offset by an increase in average net daily equivalent production from our Uinta Basin assets. Transportation costs per BOE increased 89 percent YTD 2025-over-YTD 2024 primarily as a result of the addition of oil production from our Uinta Basin assets and increased production from our South Texas assets. In general, we expect total transportation costs to fluctuate relative to changes in gas and NGL production from our South Texas assets and oil production from our Uinta Basin assets, where we incur a majority of our transportation costs. For the full-year 2025, we expect transportation costs per BOE to increase compared with 2024, as a result of the addition of our Uinta Basin assets.
Production tax expense per BOE increased 16 percent sequentially primarily as a result of an increase in total realized price per BOE and a decrease in average net daily equivalent production. Production tax expense per BOE increased nine percent YTD 2025-over-YTD 2024, as a result of an increase in total realized price per BOE. Our overall production tax rate for the three months ended March 31, 2025, December 31, 2024, and March 31, 2024, was 4.4 percent, 4.1 percent, and 4.5 percent, respectively. We expect that our Uinta Basin assets will incur a lower production tax rate compared with our Midland Basin and South Texas assets. We generally expect production tax expense to correlate with oil, gas, and NGL production revenue on a per BOE and absolute basis. Product mix, the location of production, and incentives to encourage oil and gas development can also impact the amount of production tax expense that we recognize.
Ad valorem tax expense per BOE increased sequentially as a result of final valuation assessments received during the three months ended December 31, 2024, that reduced expense in that period. Ad valorem tax expense per BOE decreased 38 percent YTD 2025-over-YTD 2024 primarily as a result of decreased oil prices impacting the expected valuation of our producing properties. We anticipate volatility in ad valorem tax expense on a per BOE and absolute basis as the valuation of our producing properties changes, which is generally driven by fluctuations in commodity prices, and as a result of varying tax policies across the different counties in which we operate.
Depletion, depreciation, and amortization (“DD&A”) expense per BOE increased 12 percent sequentially, primarily driven by an increase in our DD&A rates as a result of the acquisition of our Uinta Basin assets. DD&A expense per BOE increased 21 percent YTD 2025-over-YTD 2024 as a result of the addition of our Uinta Basin assets, and a shift in our production mix. Our Midland Basin and Uinta Basin assets have higher DD&A rates than our South Texas assets. Our DD&A rate fluctuates as a result of changes in our production mix, changes in our total estimated net proved reserve volumes, changes in capital allocation, impairments, acquisition and divestiture activity, and carrying cost funding and sharing arrangements with third parties. For the full-year 2025, we expect DD&A expense per BOE and on an absolute basis to increase, compared with 2024, primarily as a result of expected increased production resulting from the addition of our Uinta Basin assets, and a shift in our production mix.
General and administrative (“G&A”) expense on a per BOE basis remained relatively flat sequentially, and decreased slightly YTD 2025-over-YTD 2024 primarily as a result of an increase in average net daily equivalent production. For the full-year 2025, we expect G&A expense on an absolute basis to increase compared with 2024, primarily as a result of an increase in employee headcount attributable to the Uinta Basin Acquisition. We expect G&A expense per BOE to remain relatively flat for the full-year 2025 compared with 2024, as expected increases in G&A expense on an absolute basis are expected to be mostly offset by increases in production.
Refer to Comparison of Financial Results and Trends Between the Three Months Ended March 31, 2025, and December 31, 2024, and Between the Three Months Ended March 31, 2025, and 2024 below for additional discussion of operating expenses.
Comparison of Financial Results and Trends Between the Three Months Ended March 31, 2025, and December 31, 2024, and Between the Three Months Ended March 31, 2025, and 2024
Refer to Overview of Selected Production and Financial Information, Including Trends above for additional discussion, including discussion of trends on a per BOE basis.
Average net daily equivalent production, production revenue, and production expense
Sequential Quarterly Changes. The following table presents changes in our average net daily equivalent production; oil, gas, and NGL production revenue; and oil, gas, and NGL production expense, by area, between the three months ended March 31, 2025, and December 31, 2024:

	Average Net Equivalent Production Increase (Decrease)	Oil, Gas, and NGL Production Revenue Increase (Decrease)	Oil, Gas, and NGL Production Expense Increase (Decrease)
	(MBOE per day)	(in millions)	(in millions)
Midland Basin	(1.5)	$7.0	$6.4
South Texas	(11.5)	(13.3)	6.2
Uinta Basin	2.3	10.1	(2.1)
Total	(10.7)	$3.8	$10.5
__________________________________________
Note: Amounts may not calculate due to rounding.
Average net daily equivalent production volumes decreased five percent, consisting of decreases of 13 percent and two percent from our South Texas and Midland Basin assets, respectively, partially offset by an increase of six percent from our Uinta Basin assets. As a result of increases in benchmark commodity prices, total realized price per BOE increased eight percent. The decrease in average net daily equivalent production volumes was offset by the increase in total realized price per BOE resulting in oil, gas, and NGL production revenue remaining flat sequentially. Oil, gas, and NGL production expense increased five percent, primarily driven by increases in ad valorem tax expense and LOE.
YTD 2025-over-YTD 2024 Changes. The following table presents changes in our average net daily equivalent production; oil, gas, and NGL production revenue; and oil, gas, and NGL production expense, by area, between the three months ended March 31, 2025, and 2024:

	Average Net Equivalent Production Increase	Oil, Gas, and NGL Production Revenue Increase	Oil, Gas, and NGL Production Expense Increase
	(MBOE per day)	(in millions)	(in millions)
Midland Basin	7.0	$20.0	$5.5
South Texas	6.8	46.0	9.5
Uinta Basin (1)	38.4	214.1	72.6
Total	52.2	$280.0	$87.7
__________________________________________
Note: Amounts may not calculate due to rounding.
(1)    Amounts reflect Uinta Basin activity for the three months ended March 31, 2025. There was no comparable activity for the three months ended March 31, 2024, as the Uinta Basin assets were acquired on October 1, 2024.
Average net daily equivalent production volumes increased 36 percent, primarily driven by the addition of 38.4 MBOE per day of production from our Uinta Basin assets. Average net daily equivalent production from our South Texas and Midland Basin assets increased 10 percent and nine percent, respectively. Oil, gas, and NGL production revenue increased 50 percent and oil, gas, and NGL production expense increased 64 percent, primarily driven by the addition of our Uinta Basin assets.
Depletion, depreciation, and amortization

	For the Three Months Ended
	March 31, 2025	December 31, 2024	March 31, 2024

	(in millions)
Depletion, depreciation, and amortization	$269.9	$260.5	$166.2
DD&A expense increased four percent sequentially, primarily driven by increases in our DD&A rates, partially offset by a decrease in average net daily equivalent production. DD&A expense increased 62 percent YTD 2025-over-YTD 2024 as a result of increased average net daily equivalent production, including the addition of production from our recently acquired Uinta Basin assets, and increases in our DD&A rates. Our Midland Basin and Uinta Basin assets have higher DD&A rates than our South Texas assets.
Exploration

	For the Three Months Ended
	March 31, 2025	December 31, 2024	March 31, 2024

	(in millions)
Geological, geophysical, and other expenses	$1.9	$5.7	$11.0
Overhead	9.9	10.6	7.6
Total exploration	$11.8	$16.3	$18.6
Exploration expense decreased 28 percent sequentially, primarily due to a decrease in geological, geophysical, and other expenses. Exploration expense decreased 37 percent YTD 2025-over-YTD 2024 primarily as a result of a decrease in geological, geophysical, and other expenses, partially offset by an increase in exploration overhead expense. Exploration expense fluctuates based on actual geological and geophysical studies we perform within an exploratory area, exploratory dry hole expense incurred, and changes in the amount of allocated overhead.
General and administrative

	For the Three Months Ended
	March 31, 2025	December 31, 2024	March 31, 2024

	(in millions)
General and administrative	$39.3	$41.9	$30.2
G&A expense decreased six percent sequentially, primarily due to a decrease in one-time expenses associated with the Uinta Basin Acquisition. G&A expense increased 30 percent YTD 2025-over-YTD 2024 primarily as a result of increased compensation and G&A expenses associated with the Uinta Basin Acquisition.
Net derivative loss

	For the Three Months Ended
	March 31, 2025	December 31, 2024	March 31, 2024

	(in millions)
Net derivative loss	$17.2	$20.3	$28.1
Net derivative loss is a result of changes in fair values associated with fluctuations in the forward price curves for the commodities underlying our outstanding derivative contracts and the monthly cash settlements of our derivative positions during the period. We expect increases in benchmark commodity prices to result in net derivative losses and decreases in benchmark commodity prices to result in net derivative gains, as measured against our derivative contract prices. Refer to Note 7 - Derivative Financial Instruments in Part I, Item 1 of this report for additional discussion.

Interest expense

	For the Three Months Ended
	March 31, 2025	December 31, 2024	March 31, 2024

	(in millions)
Interest expense	$(44.4)	$(46.3)	$(21.9)
Interest expense decreased four percent sequentially due to a decrease in our daily weighted-average revolving credit facility balance. Interest expense increased 103 percent YTD 2025-over-YTD 2024 primarily as a result of the issuance of our 6.75% Senior Notes due 2029 (“2029 Senior Notes”) and our 7.0% Senior Notes due 2032 (“2032 Senior Notes”) during the third quarter of 2024, and an increase in interest expense associated with borrowings under our revolving credit facility. Total interest expense can vary based on the amount of our outstanding fixed-rate debt securities, fluctuations in the amount of capitalized interest as a result of the timing of the development of our wells in progress, and the timing and amount of borrowings under our revolving credit facility.
Income tax expense

	For the Three Months Ended
	March 31, 2025	December 31, 2024	March 31, 2024

	(in millions, except tax rate)
Income tax expense	$(49.7)	$(53.1)	$(32.1)
Effective tax rate	21.4%	22.0%	19.6%
The sequential quarterly decrease in the effective tax rate is due to estimated state revenue changes affecting our apportionment of taxable income to states with lower statutory tax rates. The YTD 2025-over-YTD 2024 increase in the effective tax rate is due to estimated state revenue changes affecting our apportionment of taxable income to states with higher statutory tax rates and proportional effects of forecast net income on estimated permanent items between periods.
Based on current projections, we estimate that after utilization of a portion of research and development credits, between $85.0 million and $95.0 million of full-year 2025 income tax expense will be current.
Enactment of changes in federal income tax laws, including changes in the corporate tax rate, could have a material effect on our current tax expense, tax receivable, and deferred tax liabilities.
Refer to Note 4 - Income Taxes in Part I, Item 1 of this report, and to the Risk Factors section in Part 1, Item 1A of our 2024 Form 10-K for additional discussion.
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
Sources of Cash
During the three months ended March 31, 2025, we funded our capital expenditures and return of capital program with cash flows from operating activities. For the remainder of 2025, we expect to fund our capital expenditures and return of capital program with cash flows from operations, with any remaining cash needs being funded by borrowings under our revolving credit facility. Although we expect cash flows from these sources to be sufficient for the remainder of 2025, we may also elect to raise funds through new debt or equity offerings or from other sources of financing. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current stockholders could be diluted, and these newly issued securities may have rights, preferences, or privileges senior to those of certain existing stockholders and bondholders. Additionally, we may enter into carrying cost and sharing arrangements with third parties for certain exploration or development programs.
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
Credit Agreement
Our Credit Agreement provides for a senior secured revolving credit facility with a maximum loan amount of $3.0 billion. As of March 31, 2025, the borrowing base and aggregate revolving lender commitments under our Credit Agreement were $3.0 billion and $2.0 billion, respectively. The borrowing base is subject to regular, semi-annual redetermination, and considers the value of both our proved oil and gas properties reflected in our most recent reserve report and commodity derivative contracts, each as determined by our lender group. Subsequent to March 31, 2025, the semi-annual borrowing base redetermination was completed, which reaffirmed both our borrowing base and aggregate revolving lender commitments at existing amounts. The next borrowing base redetermination is scheduled to occur on October 1, 2025. No individual bank participating in our Credit Agreement represents more than 10 percent of the lender commitments under the Credit Agreement. We must comply with certain financial and non-financial covenants under the terms of the Credit Agreement. We were in compliance with all financial and non-financial covenants under the Credit Agreement as of March 31, 2025, and through the filing of this report.
Our daily weighted-average revolving credit facility balance was $120.5 million and $218.4 million during the three months ended March 31, 2025, and December 31, 2024, respectively. We had no revolving credit facility borrowings during the three months ended March 31, 2024. Cash flows provided by our operating activities, proceeds received from divestitures of properties, capital markets activities including open market debt repurchases, debt redemptions, repayment of scheduled debt maturities, other financing activities, and our capital expenditures, including acquisitions, all impact the amount we borrow under our revolving credit facility.
Refer to Note 5 - Long-Term Debt in Part I, Item 1 of this report for additional discussion, as well as the presentation of the outstanding balance, total amount of letters of credit, and available borrowing capacity under the Credit Agreement as of April 24, 2025, March 31, 2025, and December 31, 2024.
Weighted-Average Interest and Weighted-Average Borrowing Rates
Our weighted-average interest rate includes paid and accrued interest, fees on the unused portion of the aggregate revolving lender commitment amount under the Credit Agreement, letter of credit fees, and the non-cash amortization of deferred financing costs. Our weighted-average borrowing rate includes paid and accrued interest only.
The following table presents our weighted-average interest rates and our weighted-average borrowing rates for the periods presented:

	For the Three Months Ended
	March 31, 2025	December 31, 2024	March 31, 2024
Weighted-average interest rate	7.5%	7.3%	7.1%
Weighted-average borrowing rate	6.9%	6.7%	6.4%
Our weighted-average interest and weighted-average borrowing rate each increased sequentially primarily due to a decrease in our daily weighted-average revolving credit facility balance, which has a lower interest rate than our outstanding Senior Notes. Our weighted-average interest and weighted-average borrowing rate each increased YTD 2025-over-YTD 2024 as a result of the issuance of our 2029 Senior Notes and 2032 Senior Notes, which have greater outstanding aggregate principal balances and higher interest rates than our other outstanding Senior Notes, and as a result of borrowings under our revolving credit facility. We expect our weighted-average interest rate and weighted-average borrowing rate to remain relatively flat for the full-year 2025 compared with 2024.
Our weighted-average interest rate and weighted-average borrowing rate are affected by the occurrence and timing of long-term debt issuances and redemptions and the average outstanding balance under our revolving credit facility. Additionally, our weighted-average interest rate is affected by the fees paid on the unused portion of our aggregate revolving lender commitments.
Uses of Cash
We use cash for the development, exploration, and acquisition of oil and gas properties; for the payment of operating and general and administrative costs, income taxes, debt obligations, including interest and early repayments or redemptions, and dividends; and for repurchases of shares of our outstanding common stock under the Stock Repurchase Program. Expenditures for the development, exploration, and acquisition of oil and gas properties are the primary use of our capital resources. During the three months ended March 31, 2025, we spent $413.9 million on capital expenditures. This amount differs from the costs incurred amount of $449.7 million for the three months ended March 31, 2025, as costs incurred is an accrual-based amount that also includes asset retirement obligations, geological and geophysical expenses, acquisitions of oil and gas properties, and exploration overhead amounts.

The amount and allocation of our future capital expenditures will depend upon a number of factors, including our cash flows from operating, investing, and financing activities, our ability to execute our development program, inflation, and the number and size of acquisitions that we complete. In addition, the impact of oil, gas, and NGL prices on investment opportunities, the availability of capital, tax law and other regulatory changes, and the timing and results of our exploration and development activities may lead to changes in funding requirements for future development. We periodically review our capital expenditure budget and guidance to assess if changes are necessary based on current and projected cash flows, acquisition and divestiture activities, debt requirements, and other factors. Our capital program for 2025, excluding acquisitions, is expected to be approximately $1.3 billion.
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
During the three months ended March 31, 2025, we did not repurchase any shares of our common stock under the Stock Repurchase Program. During the three months ended March 31, 2024, we repurchased and subsequently retired 0.7 million shares of our common stock at a cost of $32.8 million, excluding excise taxes, commissions, and fees. As of March 31, 2025, $500.0 million was available under the Stock Repurchase Program for repurchases of our common stock through December 31, 2027.
During the three months ended March 31, 2025, and 2024, we paid $22.9 million and $20.8 million, respectively, in dividends to our stockholders. We currently intend to continue paying dividends to our stockholders for the foreseeable future, subject to our future earnings, our financial condition, covenants under our Credit Agreement and indentures governing each series of our outstanding Senior Notes, and other factors that could arise. The payment and amount of future dividends remain at the discretion of our Board of Directors.
Changes in federal income tax laws could increase our corporate income tax rate and eliminate or reduce current tax deductions. Other possible future legislation could reduce our net cash provided by operating activities resulting in a reduction of available funding.
Analysis of Cash Flow Changes Between the Three Months Ended March 31, 2025, and 2024
The following tables present changes in cash flows between the three months ended March 31, 2025, and 2024, for our operating, investing, and financing activities. The analysis following each table should be read in conjunction with our accompanying statements of cash flows in Part I, Item 1 of this report.
Operating activities

	For the Three Months Ended March 31,		Amount Change Between Periods
	2025	2024

	(in millions)
Net cash provided by operating activities	$483.0	$276.0	$207.0
Net cash provided by operating activities increased for the three months ended March 31, 2025, compared with the same period in 2024, primarily as a result of a $252.7 million increase in cash received from oil, gas, and NGL production revenue net of transportation costs and production taxes, partially offset by an increase in cash paid for interest of $49.3 million and an increase of $41.8 million in cash paid for LOE and ad valorem taxes, and G&A expense. Net cash provided by operating activities is also affected by working capital changes and the timing of cash receipts and disbursements.
Investing activities

	For the Three Months Ended March 31,		Amount Change Between Periods
	2025	2024

	(in millions)
Net cash used in investing activities	$(428.8)	$(332.3)	$(96.5)
Net cash used in investing activities increased for the three months ended March 31, 2025, compared with the same period in 2024, as a result of a $81.5 million increase in capital expenditures and $14.9 million of post-closing adjustments related to final settlement of the Uinta Basin Acquisition during the first quarter of 2025.

Financing activities

	For the Three Months Ended March 31,		Amount Change Between Periods
	2025	2024

	(in millions)
Net cash used in financing activities	$(54.2)	$(53.6)	$(0.6)
Net cash used in financing activities for the three months ended March 31, 2025, primarily related to net repayments of $31.0 million under our revolving credit facility and $22.9 million of dividends paid to our stockholders.
Net cash used in financing activities for the three months ended March 31, 2024, related to $32.8 million of cash paid, including commissions and fees, to repurchase and subsequently retire 0.7 million shares of our common stock under the Stock Repurchase Program and $20.8 million of dividends paid to our stockholders.
Interest Rate Risk
We are exposed to market and credit risk due to the floating interest rate associated with any outstanding balance under our revolving credit facility. Our Credit Agreement allows us to fix the interest rate for all or a portion of the principal balance of our revolving credit facility for a period of up to six months. To the extent that the interest rate is fixed, interest rate changes will affect the revolving credit facility’s fair value but will not affect results of operations or cash flows. Conversely, for the portion of the revolving credit facility that has a floating interest rate, interest rate changes will not affect the fair value but will affect future results of operations and cash flows. Changes in interest rates do not affect the amount of interest we pay on our fixed-rate Senior Notes, but can affect their fair values. As of March 31, 2025, our outstanding principal amount of fixed-rate debt totaled $2.7 billion and our floating-rate debt outstanding totaled $37.5 million. Refer to Note 8 - Fair Value Measurements in Part I, Item 1 of this report for additional discussion on the fair values of our Senior Notes.
Commodity Price Risk
The prices we receive for our oil, gas, and NGL production directly affect our revenue, profitability, access to capital, ability to return capital to our stockholders, and future rate of growth. Oil, gas, and NGL prices are subject to unpredictable fluctuations resulting from a variety of factors that are typically beyond our control, including changes in supply and demand associated with the broader macroeconomic environment, constraints on gathering systems, processing facilities, pipelines, rail systems, and other transportation systems, and weather-related events. The markets for oil, gas, and NGLs have been volatile, especially over the last decade, and remain subject to high levels of uncertainty and volatility related to production output from OPEC+, the imposition of tariffs and trade restrictions, fluctuations in oil and gas demand from China and other markets, global shipping channel constraints and disruptions, War and Geopolitical Instability, the potential for economic recession in the U.S., and the potential impacts of these issues on global commodity and financial markets. These circumstances have contributed to inflation, instances of supply chain disruptions, and fluctuations in interest rates, and could have further industry-specific impacts that may require us to adjust our business plan. The realized prices we receive for our production also depend on numerous factors that are typically beyond our control. Based on our production for the three months ended March 31, 2025, a 10 percent decrease in our average realized oil, gas, and NGL prices would have reduced our oil, gas, and NGL production revenue by approximately $65.8 million, $12.0 million, and $6.1 million, respectively. If commodity prices had been 10 percent lower, our net derivative settlements for the three months ended March 31, 2025, would have offset the declines in oil, gas, and NGL production revenue by approximately $22.1 million.
We enter into commodity derivative contracts in order to reduce the risk of fluctuations in commodity prices. The fair value of our commodity derivative contracts is largely determined by estimates of the forward curves of the relevant price indices. As of March 31, 2025, a 10 percent increase or decrease in the forward curves associated with our oil, gas, and NGL commodity derivative instruments would have changed our net derivative positions for these products by approximately $54.6 million, $28.7 million, and $1.5 million, respectively.
Off-Balance Sheet Arrangements
We have not participated in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPE”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
We evaluate our transactions to determine if any variable interest entities exist. If we determine that we are the primary beneficiary of a variable interest entity, that entity is consolidated into our consolidated financial statements. We have not been involved in any unconsolidated SPE transactions during the three months ended March 31, 2025, or through the filing of this report.

Critical Accounting Estimates
Refer to the corresponding section in Part II, Item 7 and to Note 1 - Summary of Significant Accounting Policies included in Part II, Item 8 of our 2024 Form 10-K for discussion of our accounting estimates.
Accounting Matters
Refer to Note 1 - Summary of Significant Accounting Policies in Part I, Item 1 of this report for information on new authoritative accounting guidance.
Non-GAAP Financial Measures
Adjusted EBITDAX represents net income (loss) before interest expense, interest income, income taxes, depletion, depreciation, amortization and asset retirement obligation liability accretion expense, exploration expense, property abandonment and impairment expense, non-cash stock-based compensation expense, derivative gains and losses net of settlements, gains and losses on divestitures, gains and losses on extinguishment of debt, and certain other items. Adjusted EBITDAX excludes certain items that we believe affect the comparability of operating results and can exclude items that are generally non-recurring in nature or whose timing and/or amount cannot be reasonably estimated. Adjusted EBITDAX is a non-GAAP measure that we believe provides useful additional information to investors and analysts, as a performance measure, for analysis of our ability to internally generate funds for exploration, development, acquisitions, and to service debt. We are also subject to financial covenants under our Credit Agreement based on adjusted EBITDAX ratios as further described in Note 5 - Long-Term Debt in the 2024 Form 10-K. In addition, adjusted EBITDAX is widely used by professional research analysts and others in the valuation, comparison, and investment recommendations of companies in the oil and gas exploration and production industry, and many investors use the published research of industry research analysts in making investment decisions. Adjusted EBITDAX should not be considered in isolation or as a substitute for net income (loss), income (loss) from operations, net cash provided by operating activities, or other profitability or liquidity measures prepared under GAAP. Because adjusted EBITDAX excludes some, but not all items that affect net income (loss) and may vary among companies, the adjusted EBITDAX amounts presented may not be comparable to similar metrics of other companies. Our revolving credit facility provides a material source of liquidity for us. Under the terms of our Credit Agreement, if we failed to comply with the covenants that establish a maximum permitted ratio of total funded debt, as defined in the Credit Agreement, to adjusted EBITDAX, we would be in default, an event that would prevent us from borrowing under our revolving credit facility and would therefore materially limit a significant source of our liquidity. In addition, if we are in default under our revolving credit facility and are unable to obtain a waiver of that default from our lenders, lenders under that facility and under the indentures governing each series of our outstanding Senior Notes would be entitled to exercise all of their remedies for default.

The following table provides reconciliations of our net income (GAAP) and net cash provided by operating activities (GAAP) to adjusted EBITDAX (non-GAAP) for the periods presented:

	For the Three Months Ended
	March 31, 2025	December 31, 2024	March 31, 2024

	(in thousands)
Net income (GAAP)	$182,269	$188,278	$131,199
Interest expense	44,373	46,297	21,873
Interest income	(113)	(783)	(6,770)
Income tax expense	49,732	53,144	32,069
Depletion, depreciation, and amortization	269,900	260,524	166,188
Exploration (1)	10,311	14,885	17,456
Stock-based compensation expense	7,089	7,628	5,018
Net derivative loss	17,216	20,298	28,145
Net derivative settlement gain	7,751	22,428	13,274
Other, net	391	(1,944)	597
Adjusted EBITDAX (non-GAAP)	588,919	610,755	409,049
Interest expense	(44,373)	(46,297)	(21,873)
Interest income	113	783	6,770
Income tax expense	(49,732)	(53,144)	(32,069)
Exploration (1) (2)	(10,311)	(14,997)	(9,539)
Amortization of deferred financing costs	2,550	2,531	1,371
Deferred income taxes	26,259	58,464	27,391
Other, net	1,124	(6,867)	(7,412)
Net change in working capital	(31,564)	26,641	(97,688)
Net cash provided by operating activities (GAAP)	$482,985	$577,869	$276,000
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
(2)    For the three months ended December 31, 2024, and March 31, 2024, amounts exclude certain capital expenditures primarily related to one well deemed non-commercial.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required by this item is provided under the captions Interest Rate Risk and Commodity Price Risk in Item 2 above, as well as under the section entitled Summary of Oil, Gas, and NGL Derivative Contracts in Place in Note 7 - Derivative Financial Instruments in Part I, Item 1 of this report and is incorporated herein by reference. Also refer to the information under Interest Rate Risk and Commodity Price Risk in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our 2024 Form 10-K.
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
Changes in Internal Control Over Financial Reporting
There have been no changes during the first quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors as previously disclosed in our 2024 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about purchases made by us and any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the three months ended March 31, 2025, of shares of our common stock, which is the sole class of equity securities registered by us pursuant to Section 12 of the Exchange Act:

PURCHASES OF EQUITY SECURITIES BY ISSUER AND AFFILIATED PURCHASERS
Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Number or Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (as of the period end date) (2)
01/01/2025 - 01/31/2025	—	$—	—	$500,000,000
02/01/2025 - 02/28/2025	—	$—	—	$500,000,000
03/01/2025 - 03/31/2025	121	$30.25	—	$500,000,000
Total:	121	$30.25	—
___________________________________
(1)    121 shares purchased by us in the first quarter of 2025 were to offset tax withholding obligations that occurred upon the delivery of outstanding shares underlying RSUs issued under the terms of award agreements granted under the Equity Plan.
(2)    Our Stock Repurchase Program, which authorizes us to repurchase up to $500.0 million in aggregate value of our common stock through December 31, 2027, permits us to repurchase our shares from time to time in open market transactions, through privately negotiated transactions or by other means in accordance with federal securities laws and subject to certain provisions of our Credit Agreement and the indentures governing our Senior Notes. The timing, as well as the number and value of shares repurchased under the Stock Repurchase Program, is determined by certain authorized officers of the Company at their discretion and depends on a variety of factors, including the market price of our common stock, general market and economic conditions and applicable legal requirements. The value of shares authorized for repurchase by our Board of Directors does not require us to repurchase such shares or guarantee that such shares will be repurchased, and the Stock Repurchase Program may be suspended, modified, or discontinued at any time without prior notice. No assurance can be given that any particular number or dollar value of our shares will be repurchased. During the three months ended March 31, 2025, we did not repurchase any shares of our common stock under the Stock Repurchase Program.

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
ITEM 5. OTHER INFORMATION
None.

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

SM ENERGY COMPANY

May 2, 2025	By:	/s/ HERBERT S. VOGEL
Herbert S. Vogel
President and Chief Executive Officer
(Principal Executive Officer)

May 2, 2025	By:	/s/ A. WADE PURSELL
A. Wade Pursell
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

May 2, 2025	By:	/s/ ALAN D. BENNETT
Alan D. Bennett
Vice President - Controller
(Principal Accounting Officer)