Form 10-Q/A
period 2025-09-30
SM Energy Co
filed 2025-11-04
CIK 893538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
(Amendment No.1)
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

EXPLANATORY NOTE
The sole purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, originally filed with the Securities and Exchange Commission (the "SEC") on November 3, 2025 (the “Original Filing”), is to correct a typographical error in Part II, Item 1.A Risk Factors related to the termination fee under the Merger Agreement.
Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-Q/A also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Form 10-Q/A and this Form 10-Q/A does not contain or amend any disclosure with respect to Items 307 or 308 of Regulation S-K (and such disclosure is not otherwise required to be amended given the nature of the reasons for this Form 10-Q/A), paragraphs 3, 4, and 5 of the certifications in Exhibit 31.1 and 31.2 have been omitted.
Except as described above, no other changes have been made to the Original Filing, and this Form 10-Q/A does not modify, amend or update in any way any of the financial or other information contained in the Original Filing. This Form 10-Q/A does not reflect events that may have occurred subsequent to the filing date of the Original Filing.
PART II. OTHER INFORMATION
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
The Merger Agreement contains provisions that restrict the ability of the Company to undertake certain business combinations with a party other than Civitas. In addition, the Company will be required to pay a termination fee of approximately $79.0 million to Civitas if (i) the Merger Agreement is terminated by Civitas because the Company materially breached the terms of the Merger Agreement, (ii) an acquisition proposal or offer for a competing transaction had been publicly announced or communicated to the Company’s stockholders or board of directors between the signing and termination of the Merger Agreement and (iii) the Company engages in certain competing transactions within 12 months after the termination of the Merger Agreement.
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