Form 10-K
period 2025-12-31
SM Energy Co
filed 2026-02-26
CIK 893538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☑    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the 81,083,174 shares of voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, of $24.71 per share, as reported on the New York Stock Exchange, was $2,003,565,230. Shares of common stock held by each director and executive officer and by each person who owns 10 percent or more of the outstanding common stock or who is otherwise believed by the registrant to be in a control position have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 2, 2026, the registrant had 238,359,166 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Items 10, 11, 12, 13, and 14 of Part III of this report is incorporated by reference from portions of the registrant’s Definitive Proxy Statement on Schedule 14A relating to its 2026 annual meeting of stockholders, to be filed within 120 days after December 31, 2025.

Cautionary Information about Forward-Looking Statements
This Annual Report on Form 10-K (“Form 10-K” or “this report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). All statements included in this report, other than statements of historical fact, that address activities, conditions, events, or developments with respect to our financial condition, results of operations, business prospects or economic performance that we expect, believe, or anticipate will or may occur in the future, or that address plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “assume,” “believe,” “budget,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “objective,” “pending,” “plan,” “potential,” “projected,” “seek,” “target,” “will,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements appear throughout this report, and unless otherwise specifically noted, refer to the post-Merger entity following the Merger with Civitas Resources, Inc. (“Civitas”); see Note 17 – Mergers, Acquisitions, and Divestitures in Part II, Item 8 of this report and Glossary below for discussion and definition of the Civitas Merger. These statements include matters such as:
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
•risks related to the Civitas Merger, including our ability to successfully integrate Civitas’ business, operations, systems and personnel; potential disruptions to our business resulting from the transaction; and our ability to realize the anticipated benefits, synergies, efficiencies or cost savings from the Merger (including within expected timeframes, or at all);
•changes in general economic and financial conditions, inflationary pressures, the potential for economic recession in the U.S., tariffs and trade restrictions, including the imposition of new and higher tariffs on imported goods, the uncertainty of evolving tariffs and retaliatory tariffs implemented by other countries on U.S. goods, any future U.S. federal government shutdown, and the potential effects on our financial condition or results of operations;
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
•armed conflict, political instability, or civil unrest in oil and gas producing regions and shipping channels, including: recent U.S. military actions and heightened geopolitical tensions involving Venezuela; the war between Russia and Ukraine; instability in the Middle East including the war and armed conflicts between Israel and Hamas, Hezbollah, and Iran and its proxy forces; U.S. involvement in such matters; the possibility that any current or future ceasefires could fail, resulting in renewed or broader regional hostilities; and related potential effects on laws and regulations, or the imposition of economic or trade sanctions (“War and Geopolitical Instability”);
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
•possible or expected acquisitions and divestitures, including our plans to execute on a divestiture target within the next year and our entry into a Purchase and Sale Agreement (“PSA”) with Caturus Energy, LLC, a Delaware limited liability company (“Caturus”) for the sale of certain of our South Texas assets, which is subject to customary closing conditions including regulatory approvals and certain required consents, and may not be completed on the anticipated timeline or at all, the possible divestiture or farm-out of, or farm-in or joint development of, certain properties;
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

Our forward-looking statements are based on assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments, and other factors that we believe are appropriate under the circumstances. We caution you that forward-looking statements are not guarantees of future performance, and these statements are subject to known and unknown risks and uncertainties, which may cause our actual results or performance to be materially different from any future results or performance expressed or implied by the forward-looking statements. Factors that may cause our financial condition, results of operations, business prospects or economic performance to differ from expectations include, among others, commodity price volatility; changes in capital markets or access to liquidity; integration risks and the anticipated benefits of acquisitions or divestitures; operational, drilling, and production risks; regulatory or environmental developments; and other risks as discussed in Part I, Item 1A, Risk Factors below and elsewhere in this report.
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
ASC. Accounting Standards Codification.
ASU. Accounting Standards Update.
Basin. A large depression on the earth’s surface in which sediments are generally deposited.
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
Civitas Merger. On November 2, 2025, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Civitas. The Merger was completed on January 30, 2026 (the “Closing Date”). Refer to Note 17 – Mergers, Acquisitions, and Divestitures in Part II, Item 8 of this report for full definition and additional discussion. Referred to throughout as “Merger” or “Civitas Merger.”
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
OPIS. Oil Price Information Service, a common industry benchmark for NGL pricing at Mont Belvieu, Texas.
PV-10. PV-10 is a non-GAAP measure. The present value of estimated future revenue to be generated from the production of estimated proved reserves, net of estimated production and future development costs, based on prices used in estimating the proved reserves and costs in effect as of the date indicated (unless such costs are subject to change pursuant to contractual provisions), without giving effect to non-property related expenses such as general and administrative expenses, debt service, future income tax expenses, or depreciation, depletion, and amortization, discounted using an annual rate of 10 percent. While this measure does not include the effect of income taxes as it would in the use of the standardized measure of discounted future net cash flows calculation, it does provide an indicative representation of the relative value of the Company on a comparative basis to other companies and from period to period. This measure is presented because management believes it provides useful information to investors for analysis of the Company's fundamental business on a recurring basis.
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
Uinta Basin Acquisition. On October 1, 2024, we completed the acquisition of assets in the Uinta Basin of northeastern Utah. Refer to Note 17 – Mergers, Acquisitions, and Divestitures in Part II, Item 8 of this report for full definition and additional discussion.
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
ITEMS 1. AND 2. BUSINESS AND PROPERTIES
General
We are an independent energy company engaged in the acquisition, exploration, development, and production of oil, gas, and NGLs in Texas, Utah, and following the closing of the Civitas Merger on January 30, 2026, Colorado and New Mexico. SM Energy was founded in 1908, incorporated in Delaware in 1915, and our initial public offering of common stock was in 1992. Our common stock trades on the New York Stock Exchange under the ticker symbol “SM.”
Our principal office is located at 1700 Lincoln Street, Suite 3200, Denver, Colorado 80203, and our telephone number is (303) 861-8140.
Strategy
Our purpose is to make people’s lives better by responsibly producing energy supplies, contributing to domestic energy security and prosperity, and having a positive impact in the communities where we live and work. We are a premier operator of top-tier assets, utilizing state-of-the-art digital technology, data analytics, and artificial intelligence (“AI”) in our operations, and continually seeking innovative ideas to optimize capital efficiency and well performance, while striving to reduce our impact on shared natural resources and operating in an efficient, safe, and responsible manner.
Following the Civitas Merger, our asset portfolio consists of high-quality assets in the Midland Basin and Delaware Basin, both of which are part of the larger Permian Basin of Texas and New Mexico, the Maverick Basin of South Texas, the Uinta Basin of northeast Utah, and the Denver-Julesburg Basin (“DJ Basin”) of northeast Colorado. We believe our assets are capable of generating strong returns in the current macroeconomic environment and provide resilience to commodity price risk and volatility. Through disciplined capital spending, strategic acquisitions and divestitures, and continued development and optimization, we seek to maximize returns and increase the value of our top-tier asset base while maintaining financial flexibility and a sustainable approach to long-term value creation.
Our long-term vision and strategy are focused on sustainably growing value for all of our stakeholders by deploying technical excellence and exceptional execution to improve and optimize our high-quality asset portfolio, generate cash flows, and maintain a disciplined, strong balance sheet. Our team executes our strategy by prioritizing safety, technological innovation, and stewardship of natural resources, which are foundational to our corporate culture. Our near-term strategic focus is the successful integration of Civitas following the closing of the Merger on January 30, 2026. Integration is centered on maintaining safe operations, delivering consistent operational execution, and continuing to generate cash flows that enable us to return value to stockholders through fixed dividend payments, debt reduction, and share repurchases. Refer to Outlook for discussion of our 2026 capital program.
We are committed to exceptional safety, health, and environmental stewardship; supporting the professional development of a diverse and thriving team of employees; building and maintaining partnerships with our stakeholders by investing in and connecting with the communities where we live and work; and transparency in reporting our progress in these areas. We have prioritized sustainability initiatives by, among other things, integrating enhanced environmental and social programs throughout the organization and setting goals that include safety and spill metrics. Additionally, we have implemented systems and technologies to track sustainability metrics to improve future reporting and performance and to increase employee awareness. We continue to evaluate new technologies to support our sustainability initiatives. The Governance and Sustainability Committee of our Board of Directors oversees, among other things, the effectiveness of our sustainability policies, programs and initiatives, monitors and responds to emerging trends, issues, and associated risks, and, together with management, reports to our Board of Directors regarding such matters. Further demonstrating our commitment to sustainable operations and environmental stewardship, compensation for our executives and employees under certain aspects of our compensation plans is calculated based on Company-wide performance metrics that include key financial, operational, environmental, health, and safety measures.
Significant Developments in 2025
Merger and Acquisition Activity. On November 2, 2025, we entered into the Merger Agreement with Civitas. The Merger was completed on January 30, 2026, expanding our asset portfolio to include operations in the DJ Basin in Colorado and the Delaware Basin in New Mexico and Texas, while creating complementary development and exploration opportunities in the Midland Basin, where we already have a proven track record of successful operations. Combining our technical expertise and complementary asset programs expands our ability to responsibly produce energy in high-return basins while supporting the communities where we live and work.
Although this report is being filed following the closing of the Merger, unless otherwise specifically noted, information set forth herein only relates to the period as of and for the fiscal year ended December 31, 2025, and therefore does not include information relating to Civitas or its subsidiaries as of and for such period ended. Accordingly, unless otherwise specifically noted, references herein to "SM Energy" or the "Company" prior to the closing of the Merger do not include Civitas or the Civitas subsidiaries acquired in connection with the Civitas Merger.
The Civitas Merger will be accounted for as a business combination using the acquisition method of accounting with SM Energy treated as the accounting acquirer. Under the acquisition method of accounting, we will record all assets acquired and liabilities assumed from Civitas at their fair values as of the Closing Date. Following the closing of the Merger, Civitas’ post-Merger results of operations will be consolidated into SM Energy’s interim consolidated financial statements.
During the first quarter of 2025, we finalized post-closing adjustments related to the Uinta Basin Acquisition. The final adjusted purchase price was $2.1 billion. During the first half of 2025, we focused on the successful integration of our Uinta Basin assets, and during the second half of 2025, our focus shifted to optimizing operations and development to deliver sustained value from this core asset. The 2024 information presented in this report regarding our Uinta Basin assets pertains only to the fourth quarter of 2024 and does not represent the full-year 2024, as the assets were acquired on October 1, 2024.
Refer to Note 17 – Mergers, Acquisitions, and Divestitures in Part II, Item 8 of this report for additional discussion.
Reserves and Capital Investment. Our total estimated net proved reserves decreased slightly to 673.0 MMBOE as of December 31, 2025 from 678.3 MMBOE as of December 31, 2024. This decrease primarily related to 75.5 MMBOE produced during 2025, 40.7 MMBOE of revisions of previous estimates related to the removal of certain net proved undeveloped reserve cases that are no longer expected to be developed within the five-year period from initial booking, and 15.5 MMBOE of net negative performance and price revisions. These decreases were mostly offset by positive revisions of previous estimates of 87.0 MMBOE related to infill reserves, primarily related to our South Texas assets, and additions from extensions and discoveries of 39.7 MMBOE, primarily related to our Uinta Basin assets. Our proved reserve life index decreased to 8.9 years as of December 31, 2025, compared with 10.9 years as of December 31, 2024. Refer to Areas of Operation and Reserves below for additional discussion of changes in estimated net proved reserves. Costs incurred decreased 59 percent from 2024 to $1.4 billion in 2025, as 2024 included the acquisition of proved and unproved properties related to the Uinta Basin Acquisition. Refer to Areas of Operation below, and to Supplemental Oil and Gas Information (unaudited) in Part II, Item 8 of this report for additional discussion.
Production, Pricing and Revenue, and Commodity Derivatives. Our average net daily equivalent production in 2025 increased 21 percent compared with 2024 to 206.8 MBOE, consisting of 110.5 MBbl of oil, 412.3 MMcf of gas, and 27.6 MBbl of NGLs, resulting from a full year of production from our Uinta Basin assets and continued strong well performance. Oil production as a percentage of total production increased to 53 percent in 2025 from 47 percent in 2024, resulting from a full year of oil production from our Uinta Basin assets, which averaged 87 percent oil production.
Realized prices before the effect of net derivative settlements (“realized price” or “realized prices”) for oil and NGLs decreased 15 percent and three percent, respectively, while realized gas prices increased 29 percent, for the year ended December 31, 2025, compared with 2024. Oil, gas, and NGL production revenue increased 17 percent to $3.1 billion for the year ended December 31, 2025, compared with $2.7 billion for 2024, primarily due to the addition of production from our Uinta Basin assets for full year 2025. Oil production revenue was 82 percent of total production revenue for each of the years ended December 31, 2025, and 2024.
We recorded net derivative gains of $178 million and $50 million for the years ended December 31, 2025, and 2024, respectively. These amounts include net derivative settlement gains of $132 million and $69 million for the years ended December 31, 2025, and 2024, respectively.
Refer to Areas of Operation below and Overview of the Company in Part II, Item 7 of this report for additional discussion.
Outlook
Our long-term vision and strategy is to sustainably grow value for all of our stakeholders as a premier operator of top-tier assets. Our 2026 strategy and operating plan seek to deliver long-term profitability and value creation through the following priorities:
•Successfully integrating Civitas.
•Completing the divestiture of certain of our South Texas assets which will advance our deleveraging goals and position us to substantially achieve our commitment to complete at least $1.0 billion of divestitures within one year following the closing of the Civitas Merger.

•Generating cash flows to support reducing debt and returning capital to stockholders through our increased annual base dividend of $0.88 per share and share repurchases.
•Executing operations with financial discipline by focusing on capital efficiency, and the development of low breakeven, high-return wells across our portfolio, while maintaining an emphasis on innovation and remaining a leader in stewardship.
•Capturing and maximizing synergies consisting of overhead and G&A, drilling and completion and operational costs, and cost of capital.
•Maintaining and expanding our portfolio of top-tier economic drilling inventory through exploration activities, the application of advanced analytics and new technologies, development optimization, and acquisitions.
We expect our total 2026 capital program to be approximately $2.65 billion to $2.85 billion, excluding acquisitions, which we expect to fund with cash flows from operations, with any remaining cash needs being funded by borrowings under our revolving credit facility. We plan to focus our 2026 capital program on highly economic oil development projects across our asset base.
Refer to Overview of Liquidity and Capital Resources in Part II, Item 7 of this report and Note 17 – Mergers, Acquisitions, and Divestitures in Part II, Item 8 of this report for additional discussion.
Areas of Operation
All of our operations are conducted in the United States, in the areas described below. The following table summarizes estimated net proved reserves, net production volumes, and costs incurred for these areas, for the year ended December 31, 2025:

	Midland Basin	South Texas	Uinta Basin	Total (1)
Net proved reserves
Oil (MMBbl)	117.0	74.3	92.6	283.9
Gas (Bcf)	583.0	906.3	109.2	1,598.5
NGLs (MMBbl)	0.1	122.5	—	122.6
MMBOE (1)	214.2	347.9	110.9	673.0
Relative percentage	32%	52%	16%	100%
Proved developed %	80%	55%	44%	61%
Net production volumes
Oil (MMBbl)	19.2	7.3	13.9	40.3
Gas (Bcf)	66.3	71.7	12.5	150.5
NGLs (MMBbl)	—	10.1	—	10.1
MMBOE (1)	30.2	29.3	15.9	75.5
Avg. daily equivalents (MBOE/d) (1)	82.8	80.3	43.7	206.8
Relative percentage	40%	39%	21%	100%
Costs incurred (in millions) (2)	$548	$361	$481	$1,448
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
Total estimated net proved reserves at December 31, 2025, decreased one percent from December 31, 2024. Total net equivalent production increased 21 percent for the year ended December 31, 2025, compared with 2024. Costs incurred for the year ended December 31, 2025, decreased 59 percent compared with 2024, as 2024 included the acquisition of proved and unproved properties related to the Uinta Basin Acquisition.
Midland Basin. As of December 31, 2025, our Midland Basin assets, located in the Permian Basin in West Texas, comprised approximately 98,000 net acres and included our RockStar assets in Howard and Martin counties and our Sweetie Peck assets in Upton and Midland counties (“Midland Basin”). In 2025, our drilling and completion activities focused on development optimization of our RockStar assets and delineation and development of our Sweetie Peck assets. Following the closing of the Civitas Merger, we expanded our Permian Basin position, increased our Midland Basin footprint and established a new position in the Delaware Basin in West Texas and New Mexico. Our post-Merger position provides substantial future development opportunities within multiple oil-rich intervals. We expect our 2026 capital activity in the Permian Basin to be focused on highly economic oil development projects.

In 2025, costs incurred totaled $548 million, and we averaged three drilling rigs and one completion crew. We drilled 47 gross (37 net) wells and completed 72 gross (53 net) wells, and as of December 31, 2025, 15 gross (12 net) wells had been drilled but not completed in our operated Midland Basin program. Net equivalent production for the year ended December 31, 2025, was 30.2 MMBOE, a three percent increase from 29.4 MMBOE for the year ended December 31, 2024. Estimated net proved reserves decreased seven percent to 214.2 MMBOE at December 31, 2025, from 230.5 MMBOE at December 31, 2024. This decrease primarily consisted of 30.2 MMBOE of production, partially offset by 10.6 MMBOE of positive revisions of previous estimates related to infill, and 6.2 MMBOE of additions from extensions and discoveries.
South Texas. Our South Texas assets comprise approximately 155,000 net acres located in Dimmit and Webb counties, Texas (“South Texas”). In 2025, our operations focused on development and further delineation of the Austin Chalk formation. Our overlapping acreage position in South Texas covers a significant portion of the western Eagle Ford shale and Austin Chalk formations (“Maverick Basin”) and includes acreage across the oil, gas-condensate, and dry gas windows with gas composition amenable to processing for NGL extraction. We expect our 2026 capital activity in South Texas to be focused primarily on developing the Austin Chalk formation.
In 2025, costs incurred totaled $361 million, and we averaged one drilling rig and one completion crew. We drilled 30 gross (29 net) wells and completed 33 gross (33 net) wells, and as of December 31, 2025, 25 gross (24 net) wells had been drilled but not completed in our operated South Texas program. Net equivalent production for the year ended December 31, 2025, was 29.3 MMBOE, a one percent decrease from 29.6 MMBOE for the year ended December 31, 2024. Estimated net proved reserves remained flat at 347.9 MMBOE at each of December 31, 2025, and 2024. Positive revisions of previous estimates of 63.5 MMBOE of infill and 10.5 MMBOE of price revisions, and additions of 9.1 MMBOE from extensions and discoveries, were offset by 29.3 MMBOE of production, the removal of 27.5 MMBOE of net proved undeveloped reserves that are no longer expected to be developed within the five-year period from initial booking, and negative performance revisions of 26.3 MMBOE consisting of 12.3 MMBOE related to offset development activity, 7.5 MMBOE related to well performance, and 6.5 MMBOE related to type curve updates.
Uinta Basin. Our Uinta Basin assets comprise approximately 62,000 net acres located in northeastern Utah. In 2025, our operations focused on delineation and development. Our Uinta Basin position provides substantial future development and exploration opportunities within multiple oil-rich intervals in the Lower Green River and Wasatch formations, and includes acreage with waxy crude and gas composition amenable to processing for NGL extraction. We expect our 2026 capital activity in the Uinta Basin to be focused on highly economic oil development projects.
In 2025, costs incurred totaled $481 million, and we averaged three drilling rigs and one completion crew. We drilled 52 gross (38 net) wells and completed 62 gross (49 net) wells, and as of December 31, 2025, 38 gross (28 net) wells had been drilled but not completed in our operated Uinta Basin program. Net equivalent production for the year ended December 31, 2025, was 15.9 MMBOE, an increase from 3.3 MMBOE for the year ended December 31, 2024, which only included production during the fourth quarter of 2024. Estimated net proved reserves increased 11 percent to 110.9 MMBOE at December 31, 2025, from 99.9 MMBOE at December 31, 2024. The increase primarily related to 24.3 MMBOE of additions from extensions and discoveries and positive revisions of previous estimates of 13.0 MMBOE related to infill, partially offset by 15.9 MMBOE of production and the removal of 10.2 MMBOE of net proved undeveloped reserves that are no longer expected to be developed within the five-year period from initial booking.
DJ Basin. Following the closing of the Civitas Merger, our asset portfolio has expanded to include the DJ Basin of northeast Colorado. Our DJ Basin position provides substantial future development opportunities within multiple oil-rich intervals in the Niobrara and Codell formations. We expect our 2026 capital activity in the DJ Basin to be focused on highly economic oil development projects.
Office Space. As of December 31, 2025, we leased and owned office space as summarized in the table below:

	Approximate Square Footage Leased	Approximate Square Footage Owned
Corporate - Denver, CO	74,000	—
Midland, TX	59,000	—
Houston, TX and Catarina, TX, respectively	41,000	15,000
Roosevelt, UT	—	7,000
Total	174,000	22,000
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

The following table summarizes estimated net proved reserves, the standardized measure of discounted future net cash flows (GAAP), PV-10 (non-GAAP), the prices used in the calculation of net proved reserves estimates, and reserve life index as of December 31, 2025, 2024, and 2023:

	As of December 31,
	2025	2024	2023
Net reserve volumes:
Proved developed
Oil (MMBbl)	163.7	160.3	118.5
Gas (Bcf)	1,069.7	1,031.3	948.5
NGLs (MMBbl)	70.3	71.8	64.7
MMBOE	412.3	404.0	341.2
Proved undeveloped
Oil (MMBbl)	120.2	135.7	111.6
Gas (Bcf)	528.8	517.8	583.5
NGLs (MMBbl)	52.3	52.4	54.8
MMBOE	260.7	274.3	263.6
Total proved
Oil (MMBbl)	283.9	296.0	230.1
Gas (Bcf)	1,598.5	1,549.1	1,532.0
NGLs (MMBbl)	122.6	124.1	119.5
MMBOE	673.0	678.3	604.9
Net proved developed reserves percentage	61%	60%	56%
Net proved undeveloped reserves percentage	39%	40%	44%

Reserve data (in millions):
Standardized measure of discounted future net cash flows (GAAP)	$5,956	$7,268	$6,280
PV-10 (non-GAAP):
Proved developed PV-10	$5,130	$5,648	$4,965
Proved undeveloped PV-10	1,717	2,708	2,411
Total proved PV-10 (non-GAAP)	$6,847	$8,356	$7,377

12-month trailing average prices: (1)
Oil (per Bbl)	$65.34	$75.48	$78.22
Gas (per MMBtu)	$3.39	$2.13	$2.64
NGLs (per Bbl)	$27.45	$28.29	$27.72

Reserve life index (years) (2) (3)	8.9	10.9	10.9
____________________________________________
Note: Amounts may not calculate due to rounding.
(1)The prices used in the calculation of proved reserve estimates reflect the unweighted arithmetic average of the first-day-of-the-month price of each month within the trailing 12-month period in accordance with SEC rules. We then adjust these prices to reflect appropriate quality and location differentials over the period in estimating our net proved reserves.
(2)Refer to the reserve life index term in the Glossary section of this report for a description of how this metric is calculated.
(3)As of December 31, 2025, and 2024 the reserve life index includes production from our Uinta Basin assets and reflects activity occurring after the closing of the Uinta Basin Acquisition on October 1, 2024. Refer to Note 17 – Mergers, Acquisitions, and Divestitures in Part II, Item 8 of this report for additional discussion of the Uinta Basin Acquisition.

The following table reconciles the standardized measure of discounted future net cash flows (GAAP) to the PV-10 (non-GAAP) of total estimated net proved reserves. Refer to the Glossary section of this report for the definitions of standardized measure of discounted future net cash flows and PV-10.

	As of December 31,
	2025	2024	2023

	(in millions)
Standardized measure of discounted future net cash flows (GAAP)	$5,956	$7,268	$6,280
Add: 10 percent annual discount, net of income taxes	4,318	5,019	5,295
Add: future undiscounted income taxes	1,539	1,796	2,000
Pre-tax undiscounted future net cash flows	11,813	14,083	13,575
Less: 10 percent annual discount without tax effect	(4,966)	(5,727)	(6,198)
PV-10 (non-GAAP)	$6,847	$8,356	$7,377
Proved Undeveloped Reserves
Proved undeveloped reserves include those reserves that are expected to be recovered from future wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Undeveloped reserves may be classified as proved reserves on undrilled acreage directly offsetting development areas that are reasonably certain of economic producibility when drilled or where reliable technology provides reasonable certainty of economic producibility. Undrilled locations may be classified as having proved undeveloped reserves only if a development plan has been adopted indicating that they are scheduled to be drilled within five years, unless specific circumstances justify a longer time. As of December 31, 2025, we did not have any net proved undeveloped reserves that had been on our books in excess of five years, and substantially all of our net proved undeveloped reserves were on acreage that was not expected to expire, or that was expected to be held through renewal, before the targeted completion date.
For proved undeveloped locations that are more than one development spacing area from developed producing locations, we utilized reliable geologic and engineering technology when booking estimated net proved undeveloped reserves. Of the 260.7 MMBOE of total net proved undeveloped reserves as of December 31, 2025, approximately 20.9 MMBOE, 8.4 MMBOE, and 21.1 MMBOE of net proved undeveloped reserves in the Midland Basin, South Texas, and the Uinta Basin, respectively, were offset by more than one development spacing area from the nearest proved developed producing location. We incorporated public and proprietary data from multiple sources to establish geologic continuity of each formation and their producing properties. This included seismic data and interpretations (3-D and micro seismic), open hole log information (both vertically and horizontally collected) and petrophysical analysis of that log data, mud logs, gas sample analysis, measurements of total organic content, thermal maturity, test production, fluid properties, and core data as well as statistical performance data yielding predictable and repeatable reserve estimates within certain analogous areas. These locations were limited to only those areas where both established geologic consistency and sufficient statistical performance data could be demonstrated to provide reasonably certain results.
As of December 31, 2025, estimated net proved undeveloped reserves decreased 13.6 MMBOE, or five percent, compared with December 31, 2024. The following table provides a reconciliation of our net proved undeveloped reserves for the year ended December 31, 2025:

Total (MMBOE)
Total net proved undeveloped reserves:
Beginning of year	274.3
Conversions to proved developed	(87.0)
Revisions of previous estimates	75.8
Removed for five-year rule	(40.7)
Additions from extensions and discoveries	38.7
Sales of reserves	(1.7)
Purchases of minerals in place	1.2
End of year (1)	260.7
____________________________________________
(1)Amount may not calculate due to rounding.
Conversions to proved developed. Our 2025 conversion rate was 32 percent and resulted primarily from the development of proved reserves in our Midland Basin program, our Austin Chalk assets in our South Texas program, and our Uinta Basin program.

During 2025, we incurred $964 million on projects with reserves booked as proved undeveloped at the end of 2024, of which $796 million was spent on converting net proved undeveloped reserves to proved developed reserves by December 31, 2025. At December 31, 2025, operated drilled but not completed wells represented 51.9 MMBOE of total estimated net proved undeveloped reserves. We expect to incur $339 million of additional capital expenditures in completing these drilled but not completed wells, and we expect all estimated net proved undeveloped reserves to be converted to proved developed reserves within five years from their initial booking as net proved undeveloped reserves.
Revisions of previous estimates. During 2025, revisions of previous estimates totaled 75.8 MMBOE. Positive revisions consisted of 84.6 MMBOE of infill reserves, of which 62.7 MMBOE, 12.1 MMBOE, and 9.8 MMBOE of estimated net proved undeveloped reserves were attributable to our South Texas, Uinta Basin, and Midland Basin programs, respectively. Negative revisions consisted of 8.3 MMBOE that resulted from well performance related to infill development, and price revisions of 0.5 MMBOE that resulted from a decrease in oil prices.
Removed for five-year rule. As a result of our testing and delineation efforts in 2025, we revised certain aspects of our future development plan to focus on maximizing returns and the value of our assets. We removed 40.7 MMBOE of estimated net proved undeveloped reserves that are no longer expected to be developed within the five-year period from initial booking and reclassified these locations to unproved reserve categories, of which 27.5 MMBOE, 10.2 MMBOE, and 3.0 MMBOE related to our South Texas, Uinta Basin, and Midland Basin programs, respectively.
Additions from extensions and discoveries. During 2025, we added 38.7 MMBOE of estimated net proved undeveloped reserves, of which, 23.3 MMBOE were in the Uinta Basin resulting from delineation of our assets in the Lower Green River formation, 9.1 MMBOE were in South Texas resulting from extensions from our continued success in delineating the Austin Chalk formation, and 6.2 MMBOE were in the Midland Basin resulting from further development of our assets.
As of December 31, 2025, estimated future development costs relating to our net proved undeveloped reserves totaled $2.6 billion, and we expect to incur approximately $972 million, $624 million, and $634 million in 2026, 2027, and 2028, respectively.
Internal Controls Over Proved Reserves Estimates
Our internal controls over the recording of proved reserves are structured to objectively and accurately estimate our reserve quantities and values in compliance with the SEC’s regulations. Our process for managing and monitoring our proved reserves is delegated to our Corporate Engineering group and is coordinated by our Corporate Engineering Manager, subject to the oversight of our management and the Audit Committee of our Board of Directors (“Audit Committee”), as discussed below. Our Corporate Engineering Manager has worked in the energy industry since 2008 and has been employed by the Company since 2010. He holds a Bachelor of Science degree in Petroleum Engineering from Montana Technological University and is a Registered Professional Petroleum Engineer in the states of Texas, Wyoming, and Montana. He is also a member of the Society of Petroleum Engineers. Technical, geological, and engineering reviews of our assets are performed throughout the year by our staff. Data obtained from these reviews, in conjunction with economic data and our ownership information, is used in making a determination of estimated net proved reserve quantities. Our asset teams’ engineering technical staff do not report directly to our Corporate Engineering Manager; they report to either their respective asset technical managers or directly to the asset senior vice president. This design is intended to promote objective and independent analysis within our asset teams in the proved reserves estimation process.
Third-party Reserves Audit
Ryder Scott is an independent petroleum engineering consulting firm that has been providing petroleum engineering consulting services throughout the world since 1937. Ryder Scott performed an independent audit using its own engineering assumptions, but with economic and ownership data we provided. Ryder Scott audits a minimum of 80 percent of our total calculated proved reserve PV-10. In the aggregate, the proved reserve amounts of our audited properties determined by Ryder Scott are required, per our policy, to be within 10 percent of our proved reserve amounts for the total Company, as well as for each respective major asset. The technical person at Ryder Scott primarily responsible for overseeing our reserves audit is a Managing Senior Vice President who received a Bachelor of Science degree in Petroleum Engineering and a Business Foundations Certificate from The University of Texas at Austin in 2002. She is a registered Professional Engineer in the State of Texas and a member of the Society of Petroleum Engineers. The 2025 Ryder Scott audit report is included as Exhibit 99.1.
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

Production
The following table summarizes our net production volumes and realized prices for oil, gas, and NGLs produced and sold during the periods presented, and related production expense on a per BOE basis:

	For the Years Ended December 31,
	2025	2024	2023
Net production volumes
Oil (MMBbl)	40.3	29.4	23.8
Gas (Bcf)	150.5	137.0	132.4
NGLs (MMBbl)	10.1	10.2	9.7
Equivalent (MMBOE) (1)	75.5	62.4	55.5
Midland Basin net production volumes (2)
Oil (MMBbl)	19.2	19.1	17.5
Gas (Bcf)	66.3	62.0	59.8
NGLs (MMBbl)	—	—	—
Equivalent (MMBOE) (1)	30.2	29.4	27.5
Maverick Basin net production volumes (2)
Oil (MMBbl)	7.3	7.4	6.2
Gas (Bcf)	71.6	72.2	72.5
NGLs (MMBbl)	10.1	10.2	9.6
Equivalent (MMBOE) (1)	29.3	29.6	27.9
Uinta Basin net production volumes (2)
Oil (MMBbl)	13.9	2.9	—
Gas (Bcf)	12.5	2.7	—
NGLs (MMBbl)	—	—	—
Equivalent (MMBOE) (1)	15.9	3.3	—
Realized price
Oil (per Bbl)	$63.52	$74.49	$76.28
Gas (per Mcf)	$2.35	$1.82	$2.48
NGLs (per Bbl)	$22.22	$23.01	$23.02
Per BOE	$41.58	$42.81	$42.60
Production expense per BOE
Lease operating expense	$5.71	$5.11	$5.13
Transportation costs	$3.87	$2.68	$2.46
Production taxes	$1.69	$1.86	$1.89
Ad valorem tax expense	$0.46	$0.56	$0.67
____________________________________________
(1)Amounts may not calculate due to rounding.
(2)For each of the years ended December 31, 2025, and 2024, total estimated net proved reserves attributed to our Midland Basin, Maverick Basin, and Uinta Basin fields each exceeded 15 percent of our total estimated net proved reserves expressed on an equivalent basis. For the year ended December 31, 2023, total estimated net proved reserves attributed to our Midland Basin and Maverick Basin fields each exceeded 15 percent of our total estimated net proved reserves expressed on an equivalent basis.
Productive Wells
As of December 31, 2025, we had working interests in 1,365 gross (1,023 net) productive oil wells and 586 gross (550 net) productive gas wells. Productive wells are wells producing in commercial quantities or wells capable of commercial production that are temporarily shut-in. Multiple completions in the same wellbore are counted as one well, and as of December 31, 2025, one of these wells had multiple completions. A well is categorized under state reporting regulations as an oil well or a gas well based on the ratio of gas to oil when it first commenced production, but such designation may not be indicative of current or future production composition.

Drilling and Completion Activity
All of our drilling and completion activities are conducted by independent contractors using equipment they own and operate. The following table summarizes the number of operated and outside-operated wells drilled and completed or recompleted on our properties in 2025, 2024, and 2023, excluding non-consented projects, active injector wells, saltwater disposal wells, or wells in which we own only a royalty interest:

	For the Years Ended December 31,
	2025		2024		2023
	Gross	Net	Gross	Net	Gross	Net
Development wells
Oil	149	111	115	97	74	62
Gas	25	25	21	21	21	21
Non-productive	—	—	—	—	—	—
	174	136	136	118	95	83
Exploratory wells
Oil	5	4	15	15	5	4
Gas	—	—	1	1	5	5
Non-productive (1)	—	—	1	1	1	1
	5	4	17	17	11	10
Total	179	140	153	135	106	93
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
In addition to the wells completed in 2025 (included in the table above), excluding any wells related to the Civitas Merger, we were actively participating in the drilling of 22 gross (17 net) wells and had 84 gross (69 net) drilled but not completed wells as of January 31, 2026. Drilled but not completed wells as of January 31, 2026, represent wells that were being completed or were waiting on completion. The drilled but not completed well count as of January 31, 2026, includes two gross (two net) wells that were not included in our five-year development plan as of December 31, 2025, each of which are in the Eagle Ford shale.
Title to Properties
As of December 31, 2025, approximately 98 percent and 96 percent of our Texas and Utah operated oil and gas producing assets, respectively, were located on private lands, held pursuant to oil and gas leases from private mineral owners, and were not located on federal lands or leased from the federal government. The remainder of our operated oil and gas producing assets in Texas are located on state lands, and the remainder of our operated oil and gas producing assets in Utah are located on federal, state or tribal lands. We have obtained title opinions or have conducted other title review on substantially all of our producing properties and believe we have satisfactory title to such properties. We obtain new or updated title opinions prior to commencing initial drilling operations on the properties that we operate. Most of our producing properties are subject to mortgages securing indebtedness under our Credit Agreement, as defined in Note 5 – Long-Term Debt in Part II, Item 8 of this report, royalty and overriding royalty interests, liens for current taxes, and other ordinary course burdens that we believe do not materially interfere with the development of such properties. We typically perform title investigations in accordance with standards generally accepted in the oil and gas industry before acquiring developed and undeveloped leasehold acreage.

Acreage
The following table sets forth the number of gross and net surface acres of developed and undeveloped oil and gas leasehold, fee properties, and mineral servitudes that we held as of December 31, 2025:

	Developed Acres (1)		Undeveloped Acres (2)(3)		Total
	Gross	Net	Gross	Net	Gross	Net
Midland Basin	98,757	88,291	14,145	9,543	112,902	97,834
South Texas (4)	95,507	94,443	63,251	60,534	158,758	154,977
Uinta Basin	86,835	55,414	14,231	6,682	101,066	62,096
Other (5)	10,699	10,524	126,028	61,939	136,727	72,463
Total	291,798	248,672	217,655	138,698	509,453	387,370
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
(3)As of February 2, 2026, 47,657, 7,511, and 3,852 net acres of our undeveloped acreage, inclusive of the acquired Civitas assets, is scheduled to expire by December 31, 2026, 2027, and 2028, respectively, unless production is established, or we take other action to extend the terms of the applicable leases (a majority of this acreage is included in Other). Certain of our acreage, primarily in South Texas, is subject to lease consolidation agreements containing drilling, completion, and other obligations that we currently expect to satisfy. Failure to meet these obligations results in payments to lessors, or termination of the lease consolidation agreements, which could result in additional future lease expirations if continuous development obligations required by individual leases are not met.
(4)On February 17, 2026, we entered into the PSA with Caturus to sell approximately 61,000 net acres located in South Texas, of which, approximately 49,000 are developed and approximately 12,000 are undeveloped. Refer to Note 17 – Mergers, Acquisitions, and Divestitures in Part II, Item 8 of this report for additional discussion.
(5)Includes other non-core acreage located in Colorado, Louisiana, Montana, North Dakota, Texas, Utah, and Wyoming.
Delivery Commitments
For information about delivery commitments, refer to Commitments within Note 6 – Commitments and Contingencies in Part II, Item 8 of this report.
Major Customers
For major customers and entities under common control that accounted for 10 percent or more of our total oil, gas, and NGL production revenue for at least one of the years ended December 31, 2025, 2024, and 2023, refer to Concentration of Credit Risk and Major Customers within Note 1 – Summary of Significant Accounting Policies in Part II, Item 8 of this report.
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
Personal and professional development is an important part of our culture and is employee driven, manager facilitated, and organizationally supported. Employees are routinely provided training opportunities to develop skills in leadership, safety, and technical acumen, which help strengthen our efforts to conduct business with high ethical standards. During 2025, many of our employees participated in leadership and talent development programs that included industry, safety, and other specialized technical training.
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
We strive to provide competitive, performance-based compensation and benefits to our employees, including market-competitive pay, short-term and long-term incentive compensation plans, our Employee Stock Purchase Plan (“ESPP”), and various healthcare, retirement, and other benefit packages such as a hybrid work environment that is guided by each employee’s job function and responsibilities. Compensation for our executives and employees under our short-term and long-term incentive plans is determined based on individual performance and Company performance with respect to qualitative and quantitative metrics that include environmental, health, and safety measures. The Compensation Committee of our Board of Directors oversees our compensation programs and regularly reviews program design to incentivize achievement of our corporate strategy and the matters of importance to our stakeholders. Significant planning for succession of key personnel is performed each year, or more frequently as deemed necessary by management.
As of February 2, 2026, we had 1,241 full-time employees, including former Civitas employees who became SM Energy employees upon the closing of the Merger on January 30, 2026. This headcount reflects the combined workforce immediately following the Merger and may change as the Company completes post-closing integration activities. None of these employees were subject to a collective bargaining agreement. We are committed to diversity at all levels of our organization, and we strive to provide equal employment opportunities to all employees and job applicants. We regularly perform internal analyses of our workforce demographics, and, at times, we retain a third party to conduct discrimination and pay equity testing. No discriminatory practices have been identified and no evidence of discrimination or pay inequity has been found. Additionally, we have established procedures and controls designed to support our objective of remaining, at all times, in material compliance with applicable federal, state, tribal, and local laws and governmental regulations.
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
In addition, we compete for professionals in our workforce, including specialized roles in the oil and gas industry such as geologists, geophysicists, engineers, and others. Throughout the general labor market, the need to attract and retain talented people has grown at a time when the availability of individuals with these skills is becoming more limited due to the evolving demographics of our industry. The oil and gas industry is not insulated from the competition for qualified people, and we must compete effectively to be successful. Refer to Human Capital above and Risk Factors in Part I, Item 1A of this report for additional discussion.
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
Energy Regulations
Production. Our operations in Texas, Utah, Colorado, and New Mexico are subject to regulation under a wide range of local, state, and federal statutes, rules, orders and regulations. These laws and regulations govern the exploration for and production of oil, gas, and NGLs and may include, but are not limited to, laws and regulations: requiring permits for the drilling of wells; imposing bond requirements in order to drill or operate wells; and governing the timing of drilling and location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, the plugging and abandonment of wells and pipelines, the production and operation of wells and other facilities, the size of drilling and spacing units or proration units, the number of wells that may be drilled in an area, the spacing of wells, the unitization or pooling of oil and gas properties, the maximum rates of production from oil and gas wells, limitations or prohibitions on the venting or flaring of gas, and the ratability or fair apportionment of production from fields and individual wells.
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
Regulation of transportation of oil. Our sales of crude oil are affected by the availability, terms, and cost of transportation. Interstate transportation of oil by pipeline is regulated by the Federal Energy Regulatory Commission (“FERC”) pursuant to the Interstate Commerce Act (“ICA”), the Energy Policy Act of 1992, and the rules and regulations promulgated under those laws. The ICA and its implementing regulations require that tariff rates for interstate service on oil pipelines, including interstate pipelines that transport crude oil and refined products (collectively referred to as “petroleum pipelines”), be just and reasonable and non-discriminatory and that such rates and terms and conditions of service be filed with FERC.
Intrastate oil pipeline transportation rates are generally subject to regulation by state regulatory commissions. The basis for intrastate oil pipeline regulation, and the degree of regulatory oversight and scrutiny given to intrastate oil pipeline rates, varies from state to state. Insofar as effective interstate and intrastate rates are equally applicable to all comparable shippers, we believe that the regulation of oil transportation rates will not affect our operations in any way that is materially different from how it affects operations of our competitors who are similarly situated.
Regulation of transportation of natural gas. Our sales of gas are affected by the availability, terms, and cost of gas pipeline transportation. FERC has jurisdiction over the transportation and sale for resale of gas in interstate commerce. FERC’s current regulatory framework generally provides for a competitive and open access market for sales and transportation of gas. However, FERC regulations continue to affect the midstream and transportation segments of the industry, which affects the marketing of natural gas that we produce, as well as the revenues we receive for sales of our natural gas.
Regulation of gathering activities. Gathering service, which occurs upstream of jurisdictional transmission services, is regulated by the states onshore and in state waters. Section 1(b) of the Natural Gas Act (“NGA”) exempts natural gas gathering facilities from regulation by FERC as a natural gas company under the NGA. Although its policy continues to evolve, FERC has reclassified certain jurisdictional transmission facilities as non-jurisdictional gathering facilities, which has the tendency to increase our costs of getting gas to point-of-sale locations. We believe that the natural gas pipelines in our gathering systems meet the traditional tests FERC has used to establish a pipeline’s status as a gatherer not subject to regulation as a natural gas company. However, the classification and regulation of our gathering facilities could be subject to change based on future determinations by FERC, the courts, or Congress.
State regulation of natural gas gathering facilities generally includes various safety, environmental, and, in some circumstances, nondiscriminatory-take requirements. Although nondiscriminatory-take regulation has not generally been affirmatively applied by state agencies, natural gas gathering may receive greater regulatory scrutiny in the future.
Intrastate natural gas transportation is also subject to regulation by state regulatory agencies. The basis for intrastate regulation of natural gas transportation and the degree of regulatory oversight and scrutiny given to intrastate natural gas pipeline rates and services vary from state to state. Insofar as such regulation within a particular state will generally affect all intrastate natural gas shippers within the state on a comparable basis, we believe that the regulation of similarly situated intrastate natural gas transportation in the state in which we operate and ship natural gas on an intrastate basis will not affect our operations in any way that is materially different from how it affects operations of our competitors. Like the regulation of interstate transportation rates, the regulation of intrastate transportation rates affects the marketing of natural gas that we produce, as well as the revenues we receive for sales of our natural gas.
Effects of Compliance with Regulations. Changes in law and to FERC policies and regulations may adversely affect the availability and reliability of firm and/or interruptible transportation service on interstate pipelines. Changes in law and to FERC and state utility commission policies and regulations also may result in increased regulation of our business and operations, and we cannot predict what future action FERC or any state utility commission will take. We do not believe, however, that any regulatory changes will affect us in a way that materially differs from the way they will affect other natural gas producers, gatherers, and marketers with which we compete.
Failure to comply with applicable laws and regulations can result in substantial penalties and the suspension or cessation of operations. Our competitors in the oil and natural gas industry are subject to the same regulatory requirements and restrictions that affect our operations. The regulatory burden on the industry can increase the cost of doing business and negatively affect profitability. Because such laws and regulations are frequently revised and amended through various legislative actions and rulemakings, it is difficult to predict the future costs or impact of compliance. Additional rulemakings that affect the crude oil and natural gas industry are regularly considered at the federal, state, and various local government levels, including statutorily and through powers granted to various agencies that regulate our industry, and various court actions. We cannot predict when or whether any such future rulemakings may become effective or if the outcomes will negatively affect our operations.
We believe that continued substantial compliance with existing requirements will not have a material adverse effect on our financial position, cash flows, or results of operations. However, it is difficult to estimate the potential impact on our business from rules and regulations adopted by states in which we operate. Any new requirements or potential future rulemakings could make it more difficult and costly to develop new crude oil and natural gas wells and to continue to produce existing wells, increase our costs of compliance and doing business, and delay or prevent development in certain areas or under certain conditions. We cannot assure that the existing rules, as implemented, or any future rulemaking, will not have a material and adverse impact on our financial position, cash flows, or results of operations. In addition, the current regulatory requirements may change, currently unforeseen incidents may occur, or past noncompliance with laws or regulations may be discovered, any of which could likewise have a material adverse effect on our financial position, cash flows, or results of operations.
Environmental, Health, and Safety Matters
General. Our operations are subject to comprehensive and complex federal, state, tribal, and local laws and regulations governing protection of the environment and worker health and safety, as well as the discharge of materials and emissions into the environment. Various governmental agencies promulgate and enforce regulatory schemes to implement and enforce these laws, compliance with which can be complex and costly. These laws and regulations may, among other things:
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

•impose stringent reporting requirements; and
•require remedial measures to mitigate pollution from former and ongoing operations, such as closing pits and plugging abandoned wells.
These laws, rules, and regulations may also restrict the rate of oil and gas production below the rate that would otherwise be possible. The regulatory burden on the oil and gas industry increases the cost of conducting business and consequently affects profitability. Additionally, environmental laws and regulations are revised frequently, and any changes may result in more stringent, or different permitting, waste handling, disposal, and cleanup requirements for the oil and gas industry and could have a significant impact on our operating costs. Failure to comply with these laws or regulations or to obtain or comply with permits under such legal and regulatory schemes may result in the assessment of sanctions, including administrative penalties, civil penalties, criminal prosecution, imposition of investigatory, remedial or corrective actions, the required incurrence of capital expenditures, the occurrence of restrictions, delays or cancellations in the permitting, operation, development or expansion of projects, and the imposition of orders or injunctions to prohibit or restrict certain activities or force future compliance.
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
Climate change. In December 2009, the EPA determined that emissions of carbon dioxide, methane, and other greenhouse gases (“GHG” or “GHGs”) endanger public health and welfare, and as a result, began adopting and implementing a comprehensive suite of regulations to restrict emissions of GHGs under existing provisions of the CAA. Current and future legislative and regulatory initiatives related to climate change and emissions of GHGs could have an adverse effect on our operations and the demand for oil and gas. For example, President Biden signed into law the Inflation Reduction Act (“IRA”) in August 2022, which contained tax inducements and other provisions that incentivize investment, development, and deployment of alternative energy sources and technology, which could increase operating costs within the oil and gas industry and accelerate the transition away from fossil fuels. The Trump administration has diverged from the Biden administration’s positions, and the passage of the One Big Beautiful Bill Act rescinded many IRA initiatives. In the absence of federal action regulating climate change or GHG, state and local regulators have and may continue to propose regulatory initiatives aimed at reducing GHG emissions. Refer to Risk Factors - Risks Related to Litigation and Government Regulations - Legislative and regulatory initiatives and litigation related to global warming and climate change could have an adverse effect on our operations and the demand for oil, gas, and NGLs, and could result in significant litigation, capital, and related expenses in Part I, Item 1A of this report. Meteorological or extreme weather events (whether or not related to climate change) pose additional risks to our operations, and in the past, have resulted in temporary shut-ins of certain wells and temporary capacity constraints at third-party purchasers impacting their ability to take delivery of our products.
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
Increased regulation and scrutiny on oil and gas activities involving hydraulic fracturing techniques could potentially lead to a decrease in the completion of new oil and gas wells, an increase in compliance costs, delays, and changes in federal income tax laws, all of which could adversely affect our financial position, results of operations, and cash flows. As new laws or regulations that significantly restrict hydraulic fracturing are adopted at the state level, it could become more difficult or costly for us to perform fracturing to stimulate production from tight formations. These initiatives could subject our fracturing activities to additional permitting requirements, which could result in additional permitting delays and potential increases in costs. Restrictions on hydraulic fracturing could also reduce the amount of oil and gas that we are ultimately able to produce from our reserves.
We believe the trend in local and state environmental legislation and regulation may continue toward stricter standards, while the outlook regarding federal environmental legislation and regulation is more uncertain under the Trump administration. President Trump’s administration will likely continue to withdraw from or otherwise roll back certain environmental commitments. Notably, on March 12, 2025, EPA Administrator Lee Zeldin announced initiatives to reconsider regulations addressing power plants, oil and gas, air pollution standards, GHG reporting, wastewater, endangerment findings, environmental justice, and other initiatives. While it is not possible at this time to predict how any such actions may impact our business, such actions, if undertaken, may prompt more activity from state, and local legislative bodies and administrative agencies to pass stricter GHG laws, regulations, and other binding commitments. While we believe we are in substantial compliance with existing environmental laws and regulations applicable to our current operations and that our continued compliance with existing requirements will not have a material adverse impact on our financial condition and results of operations, we cannot give any assurance that we will not be adversely affected in the future.

Environmental, Health, and Safety Initiatives. We are committed to exceptional safety, health, and environmental stewardship; making a positive difference in the communities where we live and work; and transparency in reporting our progress in these areas. We set annual goals for our safety, health, and environmental program focused on minimizing the number of safety related incidents and the number and impact of spills of produced fluids. We also periodically conduct audits of our operations to ensure regulatory compliance, and we strive to provide appropriate training for our employees. Minimizing air emissions resulting from leaks, venting, or flaring of gas during operations has become a major focus area as we consider this a best practice and seek to comply with regulations. While flaring is sometimes necessary, minimizing these volumes is a priority for us. To avoid flaring when possible, we restrict testing periods and connect our production to gas pipeline infrastructure as quickly as possible after well completions. We have incurred in the past, and expect to incur in the future, capital costs related to environmental compliance. Such expenditures are included within our overall capital budget and are not separately itemized.
Available Information
Our internet website address is www.sm-energy.com. We routinely post important information for investors on our website. Within our website’s investor relations section, we make available free of charge our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed with or furnished to the SEC under applicable securities laws. These materials are made available as soon as reasonably practical after we electronically file such materials with or furnish such materials to the SEC, and can also be located at www.sec.gov. We also make available through our website our Corporate Governance Guidelines, Code of Business Conduct and Conflict of Interest Policy, Financial Code of Ethics Policy, Human Rights Policy, and the Charters of the Audit, Compensation, and Governance and Sustainability committees of our Board of Directors. Information on our website is not incorporated by reference into this report and should not be considered part of this document.
ITEM 1A. RISK FACTORS
In addition to the other information included in this report, the risk factors discussed below should be carefully considered when evaluating an investment in SM Energy. For the purposes of this section, “we,” “our,” “us,” “Company” and “SM Energy” refer to the post-Merger company following the Civitas Merger. Our risk factors are summarized as follows:
Risks Related to the Civitas Merger
•We may be unable to successfully integrate Civitas’ business into our business or achieve the anticipated benefits of the Merger, which may have a material adverse effect on our business, financial condition or results of operations.
•We have incurred additional costs in connection with the Merger, which will continue during a portion of 2026.
•Securities class action and derivative lawsuits may be brought against us in connection with the Merger, which could result in substantial costs.
•The market price for our common stock may be affected by factors different from those that historically have affected SM Energy common stock or Civitas common stock.
•Our ability to utilize certain tax attributes may be limited as a result of the Civitas Merger.
•The historical business relationships of SM Energy and Civitas may be subject to disruption due to uncertainty associated with the Merger, which could have a material adverse effect on our results of operations, cash flows and financial position.
•The synergies and other benefits attributable to the Merger may vary from expectations.
Risks Related to Commodity Prices and Global Macroeconomics
•Oil, gas, and NGL prices are volatile, and declines in prices may adversely affect our profitability, financial condition, cash flows, access to capital, and ability to grow.
•Future oil, gas, and NGL price declines or unsuccessful exploration efforts may result in write-downs of our asset carrying values.
•Weakness in economic conditions, inflation, or uncertainty in financial markets may have material adverse impacts on our business that we cannot predict.
•Global geopolitical tensions may create heightened volatility in oil, gas, and NGL prices and could adversely affect our business, financial condition and results of operations.
Risks Related to Oil and Gas Operations and the Industry
•The proposed divestiture of certain of our South Texas assets may not be completed on the anticipated terms or at all, which could adversely affect our ability to execute our publicly stated deleveraging objectives.
•The loss of personnel could adversely affect our business.
•Our increasing dependence on digital technologies puts us at risk for a cyber incident that could result in information theft, data corruption, operational disruptions or financial loss.
•We are incorporating artificial intelligence technologies into our processes and these technologies may present business, compliance, and reputational risks.
•Competition in our industry is intense, and many of our competitors have greater financial, technical, and human resources than we do.
•Our ability to sell oil, gas, and NGLs, and/or receive market prices for our production, may be adversely affected by constraints on gathering systems, processing facilities, pipelines, rail systems, and other transportation systems owned or operated by third-

parties or by other interruptions beyond our control, which could obstruct, limit, or eliminate our access to oil, gas, and NGL markets.
•We have entered into firm transportation contracts that require us to pay fixed sums of money to our counterparties regardless of the quantities actually transported under these contracts. If we are unable to deliver the necessary quantities of oil, gas, NGL, or produced water to our counterparties, our results of operations, financial position, and liquidity could be adversely affected.
•We have limited control over the activities on properties we do not operate.
•We rely on third-party service providers to conduct drilling and completion and other related operations.
•The inability of customers or co-owners of assets to meet their obligations may adversely affect our financial results.
•Many of our properties are in areas that may have been partially depleted or drained by offset wells and certain of our wells or future locations may be adversely affected by actions other operators may take when drilling, completing, or operating wells that they own.
•Oil and gas drilling, completion, and production activities are subject to numerous risks, including the risk that no commercially producible oil, gas, or NGLs will be found.
•The development of our proved undeveloped reserves may take longer and may require higher levels of capital expenditures than we currently anticipate. Therefore, our undeveloped reserves may not be ultimately developed or produced.
•Our ability to produce oil, gas, and NGLs economically and in commercial quantities could be impaired if we are unable to acquire adequate supplies of water for our drilling and/or completions operations or are unable to dispose of or recycle the water we produce at a reasonable cost and in accordance with applicable environmental rules and regulations.
•If we are unable to replace reserves and increase our reserve life index, we will not be able to sustain production.
•The results of our operations are subject to drilling and completion technique risks, and results may not meet our expectations for reserves or production. As a result, we may incur material write-downs, and the value of our undeveloped acreage could decline if drilling and completion results are unsuccessful.
•The actual quantities and present value of our proved oil, gas, and NGL reserves may be less than we have estimated, and the cost to develop our reserves may be more than we have estimated.
•Our disposition activities may be subject to factors beyond our control, and in certain cases we may retain unforeseen liabilities for certain matters.
•Title to the properties in which we have an interest may be impaired by title defects.
~~•~~Our business could be negatively impacted by security threats, including cybersecurity threats, terrorism, armed conflict, and other disruptions.
•We are subject to operating and environmental risks and hazards that could result in substantial losses or liabilities that may not be fully insured.
•The impact of seasonal and extreme weather conditions and lease stipulations adversely affect our ability to conduct drilling activities in some of the areas where we operate.
Risks Related to Litigation and Government Regulations
•In the future, we may be subject to claims, litigation, administrative proceedings and regulatory actions that may not be resolved in our favor.
•Our operations are subject to complex laws and regulations, including environmental regulations, which result in substantial costs and other risks.
•Federal and state legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays.
•Federal and state regulatory initiatives relating to air quality and greenhouse gas emissions could result in increased costs and additional operating restrictions or delays.
•Legislative and regulatory initiatives and litigation related to global warming and climate change could have an adverse effect on our operations and the demand for oil, gas, and NGLs, and could result in significant litigation, capital, and related expenses.
•Requirements to reduce gas flaring could have an adverse effect on our operations.
•Senate Bill 181’s requirement, which applies to our Colorado operations, that we own or control more than 45 percent of the working or mineral interest in order to statutorily pool our applicable interest may make it much more difficult for us to develop such interests, which could have a material adverse effect on our business, financial condition, and results of operations.
Risks Related to Debt, Liquidity, and Access to Capital
•Commodity price declines could result in a decrease in the amount available to us under our Credit Agreement.
•Negative public perception and investor sentiment regarding our business and the oil and gas industry as a whole could adversely affect our business, operations, and our ability to attract capital.
•Substantial capital is required to develop and replace our reserves.
•Downgrades in our credit ratings by various credit rating agencies could impact our access to capital and have a material adverse effect on our business and financial condition.
•Our commodity derivative contract activities may result in financial losses or may limit the prices we receive for oil, gas, and NGL sales.
•The amount of our debt may limit our ability to obtain financing for acquisitions, make us more vulnerable to adverse economic conditions, and make it more difficult for us to make payments on our debt.

•The agreements governing our debt arrangements contain various covenants that limit our discretion in the operation of our business, could prohibit us from engaging in transactions we believe to be beneficial, and could lead to the accelerated repayment of our debt.
Risks Related to Corporate Governance and Ownership of Public Equity Securities
•Our certificate of incorporation and by-laws have provisions that discourage corporate takeovers and could prevent stockholders from receiving a takeover premium on their investment, which could adversely affect the price of our common stock.
•The price of our common stock may fluctuate significantly, which may result in losses for investors.
•We may not always pay dividends on our common stock or repurchase common stock under our Stock Repurchase Program.
Risks Related to the Civitas Merger
We may be unable to successfully integrate Civitas’ business into our business or achieve the anticipated benefits of the Merger, which may have a material adverse effect on our business, financial condition or results of operations.
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
Any of these issues could adversely affect our ability to maintain relationships with customers, suppliers, employees, and other constituencies. We may fail to realize the anticipated benefits expected from the Merger. The success of the Merger will depend, in significant part, on our ability to successfully complete the integration of the acquired assets and realize the anticipated strategic benefits from the Merger. The anticipated benefits of the Merger may not be realized fully or at all or may take longer to realize than expected. Actual operating, technological, strategic, and revenue opportunities, if achieved at all, may be less significant than expected or may take longer to achieve than anticipated. If we are not able to realize the anticipated benefits expected from the Merger within the anticipated timing or at all, our business, financial, and operating results may be adversely affected.
We have incurred additional costs in connection with the Merger, which will continue during a portion of 2026.
During the fiscal year ended December 31, 2025, we incurred non-recurring costs associated with the Merger, and we expect to continue to incur such costs during 2026. A substantial majority of non-recurring expenses consist of change in control payments and transaction costs which include, among others, fees paid to financial, legal, accounting, and other advisors.
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
The market price for our common stock may be affected by factors different from those that historically have affected SM Energy common stock or Civitas common stock.
Our financial position will differ from our financial position prior to the closing of the Merger, and our post-Merger results of operations may be affected by factors that are different from those that have historically affected the results of operations of SM Energy and of Civitas. Accordingly, the market price and performance of our common stock is likely to be different from the performance of the SM Energy and of Civitas common stock absent of the Merger. In addition, general fluctuations in trading activity and prices on the NYSE could have a material adverse effect on the market for, or liquidity of, our common stock, regardless of our actual operating performance.

Our ability to utilize certain tax attributes may be limited as a result of the Civitas Merger.
Our ability to utilize the former SM Energy’s carryover research and development credits and the former Civitas’ net operating losses (“NOL” or “NOLs”) and other tax attributes may be limited. The former Civitas had a material amount of federal tax NOLs that remained unutilized as of the Closing Date of the Merger.
Our ability to utilize these tax attributes to reduce future taxable income and reduce future tax liability depends on many factors, including our future income, which cannot be assured. Sections 382 and 383 of the Code (“Sections 382 and 383”) generally impose an annual limitation on the amount of attributes that can be used when a corporation has undergone an “ownership change” (as determined under Sections 382 and 383). An ownership change generally occurs if one or more stockholders (or groups of stockholders) who are each deemed to own at least five percent of such corporation’s stock has increased their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. In the event that an ownership change occurs, utilization of the relevant corporation’s tax attributes would be subject to an annual limitation under Sections 382 and 383.
The historical business relationships of SM Energy and Civitas may be subject to disruption due to uncertainty associated with the Merger, which could have a material adverse effect on our results of operations, cash flows and financial position.
Parties with which the former SM Energy or the former Civitas do business may experience uncertainty associated with the Merger, including with respect to current or future business relationships with the Company. Our business relationships may be subject to disruption as customers, distributors, suppliers, vendors, landlords, joint venture partners and other business partners may attempt to delay or defer entering into new business relationships, negotiate changes in existing business relationships or consider entering into business relationships with parties other than us. These disruptions could have a material adverse effect on our results of operations, cash flows and our financial position, as well as a material adverse effect on the our ability to realize the expected cost savings and other benefits of the Merger.
The synergies and other benefits attributable to the Merger may vary from expectations.
We may fail to realize the anticipated synergies and other benefits expected from the Merger, which could adversely affect our business, financial condition and operating results. The success of the Merger will depend, in significant part, on our ability to successfully integrate the acquired business and realize the anticipated strategic benefits and synergies from the combination. The anticipated benefits of the transaction may not be realized fully or at all, or may take longer to realize than expected. Actual operating, technological, strategic and revenue opportunities, if achieved at all, may be less significant than expected or may take longer to achieve than anticipated. If we are not able to achieve these objectives and realize the anticipated synergies and other benefits expected from the Merger within the anticipated timing or at all, our business, financial condition and operating results may be adversely affected.
Risks Related to Commodity Prices and Global Macroeconomics
Oil, gas, and NGL prices are volatile, and declines in prices may adversely affect our profitability, financial condition, cash flows, access to capital, and ability to grow.
Our revenues, operating results, profitability, future rate of growth, and the carrying value of our oil and gas properties depend heavily on the prices we receive for oil, gas, and NGL sales. Oil, gas, and NGL prices also affect our cash flows available for capital expenditures, debt reductions, return of capital, and other expenditures, our borrowing capacity, and the volume and value of our oil, gas, and NGL reserves. In addition, we may have oil and gas property impairments or downward revisions of estimates of proved reserves if prices fall significantly. Refer to Significant Developments in 2025 and Reserves in Part I, Items 1 and 2, Comparison of Financial Results and Trends Between 2025 and 2024 and Overview of Liquidity and Capital Resources in Part II, Item 7, and Note 1 – Summary of Significant Accounting Policies, Note 8 – Fair Value Measurements, and Supplemental Oil and Gas Information (unaudited) in Part II, Item 8 for specific discussion.
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
The capitalized costs of our oil and gas properties, on a depletion pool basis, cannot exceed the estimated undiscounted future net cash flows of that depletion pool. If net capitalized costs exceed undiscounted future net cash flows, we generally must write down the costs to the estimated discounted future net cash flows of that depletion pool. Write downs for unproved properties are also evaluated for carrying costs in excess of fair value. This evaluation considers the potential for abandonment due to actual and anticipated lease expirations, as well as actual and anticipated losses on acreage due to title defects, changes in development plans, and other inherent acreage risks. Declines in the prices of oil, gas, or NGLs, or unsuccessful exploration efforts, could cause proved and/or unproved property impairments in the future, which could have a material adverse effect on our business, financial condition, liquidity, and results of operations.
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
The United States and global economies and financial systems regularly experience turmoil and upheaval characterized by extreme volatility in prices of equity and debt securities, periods of diminished liquidity and credit availability, inability to access capital markets, the bankruptcy, failure, collapse, or sale of financial institutions, inflation, tariffs or trade restrictions, and heightened levels of intervention by the United States federal government and other governments. Weakness or uncertainty in the United States economy or other large economies could have a material adverse effect on our business and financial condition. For example:
•market conditions, lack of buyer interest, regulatory delays or unforeseen economic issues could impede achieving our divestiture target of at least $1.0 billion and delay our ability to reach long term strategic goals;
•inflation has increased certain costs of our drilling and completion activities, and the costs of oilfield goods, services, personnel, equipment, and materials in recent years and could continue or worsen and further impact our financial condition, liquidity, and results of operations, and could limit our pool of economic development opportunities;
•economic recession could impact demand for oil, gas, and NGLs, and cause commodity price volatility;
•the tightening of credit or lack of credit availability to our customers could adversely affect our ability to collect our trade receivables;
•the liquidity available under our Credit Agreement could be reduced if any of our lenders is unable to fund its commitment;
•our ability, or the ability of our suppliers or contractors, to access the capital markets may be restricted or non-existent at a time when we or they would like, or need, to raise capital for our or their business, including for the exploration and/or development of reserves;
•our commodity derivative contracts could become economically ineffective if our counterparties are unable to perform their obligations or seek bankruptcy protection;

•the Federal Reserve may change interest rates, as they have in recent years, which could impact borrowing costs and suppress economic growth;
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
Risks Related to Oil and Gas Operations and the Industry
The proposed divestiture of certain of our South Texas assets may not be completed on the anticipated terms or at all, which could adversely affect our ability to execute our publicly stated deleveraging objectives.
We have entered into the PSA with Caturus for the sale of certain of our South Texas assets as part of our previously announced plan to reduce debt and strengthen our capital structure. The completion of this Transaction, as defined in Note 17 – Mergers, Acquisitions, and Divestitures in Part II, Item 8 of this report, is subject to customary closing conditions including regulatory approvals and certain required consents, as well as the satisfaction of other contractual conditions. There can be no assurance that these conditions will be satisfied on the anticipated timeline or at all.
If the Transaction is delayed or not completed, we may not receive the anticipated proceeds within the expected timeframe, or at all, which could delay or prevent us from achieving our targeted leverage metrics or other strategic priorities. We may also incur Transaction-related costs, including advisory, legal and other expenses, regardless of whether the Transaction is completed, and management’s attention may be diverted during the pendency of the Transaction.
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
We are subject to cybersecurity risks. The oil and gas industry, and our business, are increasingly dependent on digital technology. We use digital technology, including information technology (“IT”) and operational technology (“OT”), to conduct certain aspects of our drilling development, production and gathering activities, manage drilling rigs and completion equipment, gather and interpret seismic data, conduct reservoir modeling, record financial and operating data, and maintain employee and other databases. Our service providers, including those who gather, process, and market our oil, gas, and NGLs, are also increasingly reliant on digital technology. Our and their reliance on this technology increasingly puts us at risk for technology system failures, data or network disruptions, cyberattacks and other breaches in cybersecurity. Power failures, telecommunication or other system failures due to hardware or software malfunctions, computer viruses, vandalism, terrorism, natural disasters, fire, flood, human error or other means could significantly impair our ability to conduct our business.
Cybersecurity attacks are evolving and include, but are not limited to, malware (including viruses), phishing, vulnerability exploitation, insider threats, and physical or electronic security breaches, which may result in operational disruption; unauthorized access to or exfiltration of data; and other impacts to the confidentiality, availability, and integrity of systems and information. Geopolitical tensions or conflicts may further heighten the risk of cyberattacks. In particular, sophisticated nation state actors have, and may continue to, target companies operating in industries providing critical infrastructure. Deliberate attacks on, or security breaches in our systems, infrastructure, the systems and infrastructure of third-parties, or cloud-based applications could lead to disclosure of confidential information, a corruption or loss of our proprietary data, delays in production or exploration activities, difficulty in completing or settling transactions, challenges in maintaining our books and records, environmental damage, communication or other operational disruptions, and liability to third parties. Any insurance we might obtain in the future may not provide adequate protection from these risks. Any such events could damage our reputation and lead to financial losses from remedial actions, loss of business or potential liability. As these cyber risks continue to evolve and our dependence on digital technologies grows, we may be required to expend significant additional resources to continue to modify or enhance our protective measures and remediate cyber vulnerabilities.
Refer to Cybersecurity in Part 1, Item 1C of this report for discussion of the Audit Committee’s role in cybersecurity governance. We did not experience any material cybersecurity incidents during 2025, however there can be no assurance that the measures we have taken to address IT and cybersecurity risks will prove effective in the future.
We are incorporating artificial intelligence technologies into our processes and these technologies may present business, compliance, and reputational risks.
Our business increasingly utilizes AI, machine learning, and automated decision making to improve our processes. Issues in the development and use of AI, combined with an uncertain regulatory environment, may result in new or enhanced governmental or regulatory scrutiny, litigation, confidentiality or security risks, reputational harm, liability, or other adverse consequences to our business operations, all of which could adversely affect our business, results of operations, and financial condition.
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
We face intense competition from oil and gas exploration and production companies of all sizes for the capital, equipment, expertise, labor, and materials required to operate oil and gas properties. Many of our competitors have financial, technical, and other resources exceeding those available to us, and many oil and gas properties are sold in a competitive bidding process in which our competitors may be able and willing to pay more for exploratory and development prospects and producing properties, or in which our competitors have technological information or expertise that is not available to us to evaluate and successfully bid for properties. As a result, we may not be successful in acquiring and developing profitable properties. In addition, other companies may have a greater ability to continue drilling activities during periods of low oil or gas prices and to absorb the burden of current and future governmental regulations and taxation. In addition, shortages of equipment, labor, or materials resulting from intense competition may result in increased costs or the inability to obtain those resources as needed. Our inability to compete effectively with companies in any area of our business could have a material adverse impact on our business activities, financial condition, and results of operations.
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
Our Uinta Basin operations include the use of rail systems operated by third-parties to transport our crude oil to market which involves inherent risk, including the potential for accidents and derailments. In the event of a rail system accident or derailment, there could be significant delays in the delivery of oil to processing facilities, or impacts to rail system access or capacity, which may disrupt our business operations and could adversely affect our financial condition. Additionally, we could experience financial losses related to spills or damages to the oil in transit that we may not be able to recoup from the third-party rail operators. We continue to monitor our transportation arrangements and maintain contingency plans to mitigate potential impacts of transportation-related disruptions; however, we cannot guarantee that such measures will adequately reduce the risks associated with transportation by rail.
We have entered into firm transportation contracts that require us to pay fixed sums of money to our counterparties regardless of the quantities actually transported under these contracts. If we are unable to deliver the necessary quantities of oil, gas, NGL, or produced water to our counterparties, our results of operations, financial position, and liquidity could be adversely affected.
As of December 31, 2025, we were contractually committed to deliver a minimum of 49 MMBbl of oil through December of 2032. We may enter into additional firm transportation agreements as we expand the development of our resource plays. In the event we encounter delays in drilling and completing our wells or otherwise due to construction, interruptions of operations, or delays in connecting new volumes to rail systems, gathering systems, or pipelines for an extended period of time, or if we further limit our capital expenditures due to future commodity price declines or for other reasons, the requirements to pay for quantities not delivered could have a material impact on our results of operations, financial position, and liquidity.
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
Substantially all of our accounts receivable result from oil, gas, and NGL sales or joint interest billings to co-owners of oil and gas properties we operate. This concentration of customers and joint interest owners may impact our overall credit risk because these entities may be similarly affected by various economic and other market conditions, including declines in oil, gas, and NGL prices. The loss of one or more of these customers could reduce competition for our products and negatively impact the prices of commodities we sell. We do not believe the loss of any single purchaser would materially impact our operating results, as we have numerous options for purchasers in each of our operating areas for our oil, gas, and NGL production; however, if adverse market conditions or other economic decline affected a substantial number of our customers or joint interest owners, our operations and financial results could be impacted. Refer to Concentration of Credit Risk and Major Customers in Note 1 – Summary of Significant Accounting Policies, in Part II, Item 8 of this report for further discussion of our concentration of credit risk and major customers. Additionally, the inability of our co-owners, some of which have significant non-operated interests in a substantial portion of our oil and gas properties, to pay joint interest billings could negatively impact our cash flows and financial ability to drill and complete current and future wells.
Many of our properties are in areas that may have been partially depleted or drained by offset wells and certain of our wells or future locations may be adversely affected by actions other operators may take when drilling, completing, or operating wells that they own.
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
•compliance with and changes in federal, state, and local environmental and other governmental regulatory requirements;
•governmental permitting delays; and
•shortages or delays in the availability of or increases in the cost of drilling rigs and crews, fracture stimulation crews and equipment, pipe, chemicals, water, sand, and other supplies.
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
We may not be able to obtain any options or lease rights in potential drilling locations that we identify. While some expiring leases may contain predetermined extension payments, other expiring leases will require us to negotiate new leases at the time of lease expiration. Further, existing leases which are currently held by production may unexpectedly encounter operational, political, regulatory, or litigation challenges which could result in their termination. It is possible that market conditions at the time of negotiation could require us to agree to new leases on less favorable terms to us than the terms of the expired leases or cause us to lose the leases entirely. Unless production is established within the spacing units covering undeveloped acres on which our drilling locations are identified, the leases for such acreage will expire, and we will lose our right to develop the related properties. Our total net acreage as of February 2, 2026, that is scheduled to expire over the next three years, represents approximately 30 percent of our total net undeveloped acreage as of that date. Although we have identified numerous potential drilling locations, we may not be able to economically drill for and produce oil, gas, or NGLs from all of them, and our actual drilling activities may materially differ from those presently identified, which could adversely affect our financial condition, results of operations and operating cash flow.
The development of our proved undeveloped reserves may take longer and may require higher levels of capital expenditures than we currently anticipate. Therefore, our undeveloped reserves may not be ultimately developed or produced.
The development of our proved undeveloped reserves may take longer and require higher levels of capital expenditures than we currently anticipate or that may be available to us. Delays in the development of our reserves or increases in costs to drill and develop such reserves will reduce the value of our estimated proved undeveloped reserves and future net revenues estimated for such reserves and may result in some projects becoming uneconomic. In addition, delays in the development of reserves could require us to reclassify our proved reserves as unproved reserves.

Our management has identified and scheduled drilling locations as an estimation of our future multi-year drilling activities on our existing acreage. Our ability to drill and develop these locations is subject to a number of uncertainties, including uncertainty in the level of reserves; the availability of capital to us and other participants; seasonal conditions; regulatory approvals; activist intervention; crude oil, natural gas, and NGL prices; availability of permits; costs; and well performance. Because of these uncertainties, we do not know if the numerous potential drilling locations we have identified will ever be drilled or if we will be able to produce crude oil or natural gas from these or any other potential drilling locations. Pursuant to existing SEC rules and guidance, subject to limited exceptions, proved undeveloped reserves may only be booked if they relate to wells scheduled to be drilled within five years of the date of booking, and we may therefore be required to downgrade to probable or possible categories any proved undeveloped reserves that are not developed within this five-year time frame. These limitations may limit our potential to book additional proved undeveloped reserves as we pursue our drilling program.
Our ability to produce oil, gas, and NGLs economically and in commercial quantities could be impaired if we are unable to acquire adequate supplies of water for our drilling and/or completions operations or are unable to dispose of or recycle the water we produce at a reasonable cost and in accordance with applicable environmental rules and regulations.
The hydraulic fracturing process on which we and others in our industry depend to complete wells that will produce commercial quantities of oil, gas, and NGLs require the use and disposal of significant quantities of water. Our inability to secure sufficient amounts of water, or to dispose of, or recycle, the water produced from our wells, could adversely impact our operations. Moreover, the imposition of new federal, state, or local environmental initiatives and regulations could include restrictions on our ability to conduct certain operations such as hydraulic fracturing or disposal of wastes, including, but not limited to, produced water, drilling fluids, and other wastes associated with the exploration, development, or production of oil, gas, and NGLs.
Compliance with environmental regulations, oil and gas leases, surface use agreements, and permit requirements governing the withdrawal, storage, and use of surface water and disposal or recycling of produced water or groundwater necessary for hydraulic fracturing of wells may increase our operating costs and cause delays, interruptions, or termination of our operations. The extent of these impacts cannot be predicted, but they could have an adverse effect on our operations and financial condition.
If we are unable to replace reserves and increase our reserve life index, we will not be able to sustain production.
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
This report and certain of our other SEC filings contain estimates of our proved oil, gas, and NGL reserves and the present value of estimated future net revenues from those reserves. The process of estimating reserves is complex and estimates are based on various assumptions, including geological and geophysical characteristics; future oil, gas, and NGL prices; drilling, completion and other capital expenditures; gathering and transportation costs; operating expenses; effects of governmental regulation; taxes; timing of operations; and availability of funds. Therefore, these estimates are inherently imprecise. In addition, our reserve estimates for properties with limited production history may be less reliable than estimates for properties with lengthy production histories.
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
As of December 31, 2025, 39 percent, or 260.7 MMBOE, of our estimated proved reserves were proved undeveloped. In order to develop our net proved undeveloped reserves, as of December 31, 2025, we estimate approximately $2.6 billion of capital expenditures would be required. Although we have estimated our proved reserves and the costs associated with these proved reserves in accordance with industry standards, estimated costs may not be accurate, development may not occur as scheduled, and actual results may not occur as estimated.
One should not assume that the standardized measure of discounted future net cash flows or PV-10 included in this report represent the current market value of our estimated proved oil, gas, and NGL reserves. Management has based the estimated discounted future net cash flows from proved reserves on price and cost assumptions required by the SEC, whereas actual future prices and costs may be materially higher or lower. Refer to Reserves in Part I, Items 1 and 2 of this report for discussion regarding the prices used in estimating the present value of our proved reserves as of December 31, 2025, and to the caption Oil and Gas Reserve Quantities under Critical Accounting Estimates in Part II, Item 7 of this report for additional information.
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
As an oil, gas, and NGL producer, we face various security threats, including cybersecurity threats to gain unauthorized access to sensitive information or to render data or systems unusable; threats to the safety of our employees; threats to the security of our facilities and infrastructure or third-party facilities and infrastructure, such as processing plants and pipelines; and threats from terrorist acts, including armed attacks on shipping channels. Although we utilize various procedures and controls to monitor these threats and mitigate our exposure to such threats, there can be no assurance that these procedures and controls will be sufficient in preventing security threats from materializing. If any of these events were to materialize, they could lead to losses of sensitive information, critical infrastructure, personnel, or capabilities essential to our operations and could have a material adverse effect on our reputation, financial position, results of operations, or cash flows. Further, our insurance may not protect against such occurrences.
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
Oil and gas operations are subject to many risks, including human error and accidents, that could cause personal injury, death, and property damage. These include well blowouts, craterings, explosions, and uncontrollable flows of oil, gas, NGLs, and well fluids. Risks also include releases or spills of completion fluids, spills or releases from facilities and equipment used to deliver or store these materials, and spills or releases of brine or other produced or flowback water. In addition, subsurface conditions may prevent us from stimulating the planned number of completion stages, accessing the entirety of the wellbore with our tools during completion, or removing materials from the wellbore to allow production to begin. Fires, adverse weather such as hurricanes or tornadoes, freezing conditions, wildfires, floods, droughts, formations with abnormal pressures, pipeline ruptures or spills, train derailments, pollution, seismic events, releases of toxic gas such as hydrogen sulfide, and other environmental risks and hazards may impact operations. If any of these types of events occur, we could sustain substantial losses.
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
If we experience any of the problems with well stimulation, completion activities, and disposal referenced above, our ability to explore for and produce oil, gas, and NGLs may be adversely affected. We could incur substantial losses or otherwise fail to realize reserves in particular formations resulting from the need to shut down, abandon, or relocate drilling operations, the need to modify drill sites to lessen the risk of spills or releases, the need to investigate and/or remediate any spills, releases or ground water contamination that might have occurred, and the need to suspend our operations.
There is an inherent risk of incurring significant environmental costs and liabilities in our operations due to our current and past generation, handling, and disposal of materials, including produced water, solid and hazardous wastes, and petroleum hydrocarbons. We may incur joint and several, and/or strict liability under applicable United States federal and state environmental laws in connection with releases of hazardous substances at, on, under, or from our leased or owned properties, some of which have been used for oil and gas exploration and production activities for a number of years, often by third-parties not under our control. For our outside-operated properties, we are dependent on the operator for operational and regulatory compliance and could be subject to liabilities in the event of non-compliance. These properties and the wastes disposed thereon or therefrom could be subject to stringent and costly investigatory or remedial requirements under applicable laws, some of which are strict liability laws without regard to fault or the legality of the original conduct, including CERCLA , RCRA, the Clean Water Act, the CAA, the OPA, and analogous state laws. Under various federal, state, and local regulations, we could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators) or property contamination (including groundwater contamination), to perform natural resource mitigation or restoration practices, or to perform remedial plugging or closure operations to prevent future contamination. In addition, it is not uncommon for neighboring landowners and other third-parties to file claims for personal injury or property damage, including induced seismicity damage, allegedly caused by the release of petroleum hydrocarbons or other hazardous substances into the environment. As a result, we may incur substantial liabilities to third-parties or governmental entities, which could reduce or eliminate funds available for exploration, development, or acquisitions, or cause us to incur losses.
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
Risks Related to Litigation and Government Regulations
In the future, we may be subject to claims, litigation, administrative proceedings and regulatory actions that may not be resolved in our favor.
In the future, we may be subject to claims, litigation, administrative proceedings and regulatory actions. The outcome of these matters may be difficult to assess or quantify, and there cannot be any assurance that such matters will be resolved in our favor. If we are unable to resolve such matters favorably, we or our directors, officers or employees may become involved in legal proceedings that could result in an onerous or unfavorable decision, including fines, sanctions, monetary damages or the inability to engage in certain operations or transactions. The defense of such matters may also be costly, time consuming and could divert the attention of management and key personnel away from our operations. We may also be subject to adverse publicity associated with such matters, regardless of whether such allegations are valid or whether we are ultimately found liable. As a result, such matters could have a material adverse effect on our business, reputation, financial condition, results of operations or liquidity.
Our operations are subject to complex laws and regulations, including environmental regulations, which result in substantial costs and other risks.
Federal, state, tribal, and local authorities extensively regulate the oil and gas industry. Legislation and regulations affecting the industry are under constant review for amendment or expansion, and subject to constantly changing or differing interpretations, raising the possibility of changes that may become more stringent and, as a result, may affect, among other things, the pricing, or marketing of oil, gas, and NGL production. Non-compliance with statutes and regulations and more vigorous enforcement of such statutes and regulations by regulatory agencies may lead to increased operational and compliance costs, substantial administrative penalties, civil penalties, and criminal prosecution. These may include the assessment of natural resource damages and the imposition of significant investigatory and remedial obligations, potentially resulting in the suspension or termination of our operations. The overall regulatory burden on the industry increases the cost to place, design, drill, complete, install, operate, and abandon wells and related facilities and, in turn, decreases profitability.
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
Hydraulic fracturing is a common practice in the oil and gas industry used to stimulate the production of oil, gas, and NGLs from dense subsurface rock formations. We routinely apply hydraulic fracturing techniques to many of our oil and gas properties, including our unconventional resource plays. Hydraulic fracturing involves injecting water, sand, and certain chemicals under pressure to fracture the hydrocarbon-bearing rock formation to allow the flow of hydrocarbons into the wellbore. The process is typically regulated by state oil and gas commissions. However, the EPA and other federal agencies have asserted federal regulatory authority over certain aspects of hydraulic fracturing activities, as outlined below.
The EPA has authority to regulate underground injections that contain diesel in the fluid system under the Safe Drinking Water Act. The EPA also has authority under the Clean Water Act to regulate wastewater generated by unconventional oil and gas operations during the hydraulic fracturing process and discharged to publicly-owned wastewater treatment facilities. Although the Trump administration has signaled a desire for fewer environmental regulations, if the EPA were to implement further regulations of hydraulic fracturing, we may incur additional costs to comply with such requirements that may be significant in nature, experience delays or curtailment in the pursuit of exploration, development, or production activities, and could even be prohibited from drilling and/or completing certain wells.
A slowdown in federal regulation of hydraulic fracturing could encourage states, tribes, or localities to implement more or stricter regulations. Certain states have adopted or may adopt, regulations that could impose more stringent permitting, public disclosure, waste disposal, and well construction requirements on hydraulic fracturing operations or otherwise seek to ban fracturing activities altogether. The regulatory burden of each state’s respective laws varies. For example, some counties in Colorado have amended their land use regulations to impose new siting and other requirements on oil and gas development, while other local governments have entered memoranda of agreement with oil and gas producers to accomplish the same or similar objectives. Under current Colorado law, local governments can regulate both facility siting and the surface impacts associated with oil and gas development, and local government regulations may be more protective or stricter than state requirements. Texas, Utah, and Colorado require disclosure of chemical ingredients used in hydraulic fracturing fluids. State initiatives relevant to fracturing are often changing and priorities across states differ. On May 14, 2025, the New Mexico Water Quality Control Commission adopted a rule that prohibits the discharge of produced water to New Mexico’s ground and surface waters. Also in 2025, New Mexico lawmakers proposed a bill that would ban PFAS in fracking operations. In 2015, Texas Governor Greg Abbott signed a law which preempts municipal and county bans or limits on oil and gas operations, including drilling and hydraulic fracturing, and confirms that regulation of those activities is under the state of Texas’ exclusive jurisdiction, while still allowing limited, commercially reasonable, surface-level regulation by local governments.
In addition to state laws, local land use restrictions, such as city ordinances or memoranda of understanding, may restrict, or prohibit the performance of drilling in general and/or hydraulic fracturing in particular. Recently, municipalities have passed or proposed zoning ordinances that ban or strictly regulate hydraulic fracturing within city boundaries, setting the stage for challenges by state regulators and third-parties. Similar events and processes are playing out in several cities, counties, and townships across the United States. In the event that tribal, state, local, or municipal legal restrictions are adopted in areas where we are currently conducting, or in the future plan to conduct, operations, we may incur additional costs to comply with such requirements that may be significant in nature, experience delays or curtailment in the pursuit of exploration, development, or production activities, and could even be prohibited from drilling and/or completing certain wells.
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
There has been a trend toward increased air quality and GHG regulation and reduced emissions from oil and gas sources. These regulations include the New Source Performance Standards (“NSPS”), the National Emission Standards for Hazardous Air Pollutants programs, and ozone standards set under the National Ambient Air Quality Standards (“NAAQS”), among others. Notwithstanding any reversal of this trend federally by the Trump administration, the adoption of additional state or local laws could adversely affect our financial position, results of operations, and cash flows. Refer to the Environmental section in Part II, Item 7 of this report for additional information about the regulation of air emissions, particularly methane emissions from the oil and gas sector.
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
The United States Congress has from time to time considered adopting legislation to reduce emissions of GHGs, and the majority of states have already taken measures to reduce emissions of GHGs through various measures, including, primarily through the planned development of GHG emission inventories, participation in and/or regional GHG “cap and trade” programs, and/or transition to clean energy. The focus on legislating and/or regulating methane could result in increased scrutiny for sources emitting high levels of methane, including during permitting processes, analysis, regulation and reduction of methane emissions as a requirement for project approval, and actions taken by one agency for a specific industry establishing precedents for other agencies and industry sectors. In 2021, the EPA proposed requirements for methane emission reductions from existing oil and gas equipment. In 2022, the EPA released a supplemental proposal expanding its initial requirements as well as updating requirements, and in 2023, proposed updates to GHG reporting requirements. In 2024, the EPA announced a final rule that facilitates the implementation of Congress’s directive in the Inflation Reduction Act of 2022 (“IRA”) to collect a waste emissions charge, but on March 14, 2025, President Trump signed a joint resolution of disapproval under the Congressional Review Act, voiding the EPA’s final rule on methane waste emission.
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
Senate Bill 181’s requirement, which applies to our Colorado operations, that we own or control more than 45 percent of the working or mineral interest in order to statutorily pool our applicable interest may make it much more difficult for us to develop such interests, which could have a material adverse effect on our business, financial condition, and results of operations.
With respect to our operations in the DJ Basin in Colorado, in some cases, we do not own more than 45 percent working interest or mineral interest in a prospective area of development, which is now required to statutorily pool our applicable working or mineral interests. In such cases, unless we can obtain the consent of more than 45 percent of all applicable working or mineral interest owners (who can be located through reasonable diligence) to pursue statutory pooling, or achieve a voluntary pooling agreement with 100 percent of the applicable interest owners, we may be prohibited from developing the resources in that area or having them be developed by other operators.
Risks Related to Debt, Liquidity, and Access to Capital
Commodity price declines could result in a decrease in the amount available to us under our Credit Agreement.
As of December 31, 2025, the borrowing base and aggregate revolving lender commitments under our Credit Agreement were $3.0 billion and $2.0 billion, respectively. The borrowing base is subject to semi-annual redetermination based on the bank group’s assessment of the value of our proved reserves, which in turn is impacted by oil, gas, and NGL prices. On January 30, 2026, in connection with the closing of our acquisition of Civitas, we entered into a Fourth Amendment to our Credit Agreement, which increased the borrowing base to $5.0 billion, increased aggregate revolving lender commitments to $2.5 billion, and extended the scheduled maturity date to January 30, 2031. The next borrowing base redetermination date is scheduled to occur on April 1, 2026. Divestitures of properties, incurrence of additional debt, or declines in commodity prices could limit our borrowing base and reduce the amount we can borrow under our Credit Agreement, which could in turn impact, among other things, our ability to service our debt, fund our capital program, or compete for the acquisition of new properties.
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
Such developments could result in downward pressure on the stock prices of oil and gas companies, including ours. This may also potentially result in a reduction of available capital funding for potential development projects, impacting our future financial results.
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
As of December 31, 2025, we had $2.7 billion of aggregate principal amount outstanding of Senior Notes with maturities through 2032, as further discussed and defined in Note 5 – Long-Term Debt in Part II, Item 8 of this report. We had no outstanding balance on our revolving credit facility and we had $2.0 billion of available borrowing capacity under our Credit Agreement as of December 31, 2025. Our long-term debt represented 36 percent of our total book capitalization as of December 31, 2025.
In connection with the Civitas Merger on January 30, 2026, we assumed approximately $4.9 billion in aggregate principal amount of additional senior notes with maturities through 2033. Additionally, in connection with the closing of the Civitas Merger, the Company and its lenders entered into the Fourth Amendment to the Credit Agreement, which increased the aggregate revolving lender commitments available under our Credit Agreement to $2.5 billion and increased the borrowing base to $5.0 billion. As of February 2, 2026, we had no outstanding balance on our revolving credit facility and we had $2.5 billion of available borrowing capacity under our Credit Agreement. Refer to Note 5 – Long-Term Debt in Part II, Item 8 of this report for additional detail.
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
From January 1, 2025, to February 2, 2026, the intraday trading prices per share of our common stock as reported by the New York Stock Exchange ranged from a low of $17.45 per share in January 2026 to a high of $44.95 per share in January 2025. We expect our stock to continue to be subject to fluctuations resulting from a variety of factors, including factors beyond our control. These factors include, in addition to the other risk factors set forth herein, the following:
•changes in oil, gas, or NGL price;
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
Payment of future dividends remains at the discretion of our Board of Directors, and common stock repurchases under our Stock Repurchase Program remain at the discretion of our Board of Directors and certain authorized officers of the Company. Decisions regarding the payment of dividends and the repurchase of common stock will continue to depend on our earnings, capital requirements, financial condition, general market and economic conditions, applicable legal requirements, the market price of our common stock, and other factors. The payment of dividends and the repurchase of our common stock are each subject to covenants in our Credit Agreement and in the indentures governing our Senior Notes that could limit our ability to make certain restricted payments including dividends and common stock repurchases. Our Board of Directors may determine in the future to reduce the current annual dividend rate or discontinue the payment of dividends altogether. The value of shares authorized for repurchase by the Board of Directors does not require us to repurchase such shares or guarantee that such shares will be repurchased, and the Stock Repurchase Program may be suspended, modified, or discontinued at any time without prior notice. No assurance can be given that any particular number or dollar value of our shares will be repurchased. Refer to Purchases of Equity Securities by Issuer and Affiliated Purchasers in Part II, Item 5 of this report for discussion and definition of the Stock Repurchase Program.
ITEM 1B. UNRESOLVED STAFF COMMENTS
We have no unresolved comments from the SEC staff regarding our periodic or current reports under the Exchange Act.
ITEM 1C. CYBERSECURITY
Governance
Our Board of Directors, with assistance from the Audit Committee, oversees the Company’s enterprise risk management process, including with respect to relevant IT matters affecting the Company and management of risks arising from cybersecurity threats. Our Board of Directors has delegated the primary responsibility to oversee relevant IT matters affecting the Company, including cybersecurity risks and mitigations strategies, to the Audit Committee. The Audit Committee receives cybersecurity reports and regular updates from our Vice President and Chief Information Officer and our Director of Cybersecurity Risk and Business Continuity (“IT Management”), which includes, among other information, the steps management has taken and the specific guidelines and policies that have been established to monitor, control, mitigate and report exposure to cybersecurity risk. The Audit Committee regularly reports to the Board of Directors on relevant IT matters affecting the Company, including cybersecurity risks and mitigation strategies.
IT Management is responsible for assessing and managing cybersecurity risks and leads a team of specialized technologists entrusted with ensuring the functionality, continuity, and security of our technology infrastructure and data. This team regularly reports to IT Management, and IT Management regularly reviews risk management measures implemented by the Company to identify and mitigate data protection and cybersecurity risks. IT Management works closely with our legal department to oversee compliance with legal, regulatory and contractual security requirements.
During 2025, our Vice President and Chief Information Officer was a seasoned IT professional with over 30 years of experience encompassing all facets of IT within the energy industry. His extensive background comprises managing IT service delivery, designing and administering secure solutions, establishing robust IT and Internet of Things infrastructures, and effectively managing technology-related risks. His skill set includes proficiency in threat mitigation, comprehensive risk assessment, and integration of cybersecurity strategies into business operations designed to safeguard critical assets and sensitive data. He reported to our Executive Vice President and Chief Financial Officer until his retirement in January 2026. Our Director of Cybersecurity Risk and Business Continuity has over 25 years of experience in the IT field with a majority of that time focused on designing, building and maintaining technology systems. His experience includes implementing security solutions and processes with a focus on adapting to the evolving cybersecurity threat landscape. He is a skilled leader and reports to our Executive Vice President and Chief Financial Officer.
In January 2026, upon his retirement, our Vice President and Chief Information Officer,’s role was been assumed by our new Vice President of Information Technology who has over 20 years of IT experience,12 of which have been at the Company in progressive leadership roles.
We have adopted a Cybersecurity Incident Response Plan that applies in the event of a cybersecurity threat or incident (the “IRP”) to provide a standardized framework for responding to security incidents. The IRP outlines protocols by which certain cybersecurity incidents are escalated within the Company and, where appropriate, reported to executive management Audit Committee in a timely manner. We have also established a Cyber Incident Response Team (“CIRT”) led by IT Management, to provide an efficient, effective, and orderly response to technology related incidents. The IRP applies to all Company personnel (including third-party contractors, vendors and partners) that perform functions or services require access to secure Company information, and to all devices and network services that are owned or managed by the Company.

Risk Management and Strategy
We believe that mitigating cybersecurity risks is the responsibility of every employee. We are focused on building a resilient cybersecurity culture and strong IT and OT infrastructure. Our processes for assessing, identifying, and managing material risks from cybersecurity threats include:
•monitoring the threat landscape and taking measures to enhance our cybersecurity program to adapt to new and developing risks;
•ongoing mandatory training and testing, and utilizing other forms of social engineering awareness and education for our employees;
•using cybersecurity tools to monitor endpoints and environment logs in a centralized security information and event management system with capabilities for detecting and alerting on known threats and anomalous behaviors;
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
Our cybersecurity risk management program leverages the National Institute of Standards and Technology’s Cybersecurity Framework. We strive to employ cybersecurity best practices, including implementing new technologies to proactively monitor new threats and vulnerabilities and reduce risk; maintaining a Cybersecurity Incident Response Plan, Disaster Recovery Plan, and Business Continuity Plan; and regularly updating our response planning and protocols. We have integrated our cybersecurity processes into our overall enterprise risk management program, thereby establishing a comprehensive approach by which we determine and implement strategies designed to manage external, strategic, operational and financial risks to our business, including cybersecurity threats.
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
Cybersecurity threats and incidents could have a material impact on our financial condition and results of operations. A successful cyber-attack could lead to operational disruptions, financial losses, regulatory penalties, reputational damage, and legal liabilities. In some cases, the costs associated with investigating and remediating a cybersecurity incident, as well as potential litigation and regulatory fines, could result in a material impact to our financial condition and results of operations. During 2025, 2024, and 2023, we did not experience any cybersecurity incidents that materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, however, there can be no assurance that the measures we have taken to address IT and cybersecurity risks will prove effective in the future. For additional discussion of the IT and cybersecurity risks facing our business, refer to Risk Factors in Part I, Item 1A of this report.
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
With respect to administrative or judicial proceedings involving the environment, we have determined that we will disclose any such proceeding if we reasonably believe such proceeding will result in monetary sanctions, exclusive of interest and costs, of $1 million or more.

ITEM 4. MINE SAFETY DISCLOSURES
The required disclosure under Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this report.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is currently traded on the New York Stock Exchange under the ticker symbol “SM.” For dividend information, refer to the caption Uses of Cash in Overview of Liquidity and Capital Resources in Part II, Item 7 of this report. Information regarding our Equity Plans, and the securities authorized under the Equity Plans is included below. Refer to Note 10 – Stock-Based Compensation in Part II, Item 8 of this report for discussion and definitions of the Equity Plans.
PERFORMANCE GRAPH
The following performance graph compares the cumulative return on our common stock, for the period beginning December 31, 2020, and ending December 31, 2025, with the cumulative total returns of the Dow Jones Exploration and Production Index (“DJUSOS”), and the Standard & Poor’s 500 Stock Index (“SPX”).
COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURNS
The preceding information under the caption Performance Graph shall be deemed to be furnished, but not filed with the SEC.
Holders. As of February 2, 2026, the number of record holders of our common stock was 219. A substantially greater number of holders of our common stock are beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.

Purchases of Equity Securities by Issuer and Affiliated Purchasers. The following table provides information about purchases made by us and any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the indicated quarters and months, and the year ended December 31, 2025, of shares of our common stock, which is the sole class of equity securities registered by us pursuant to Section 12 of the Exchange Act:

PURCHASES OF EQUITY SECURITIES BY ISSUER AND AFFILIATED PURCHASERS
Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (as of the period end date) (1)
10/01/2025 - 10/31/2025	—	$—	—	$487,881,090
11/01/2025 - 11/30/2025	—	$—	—	$487,881,090
12/01/2025 - 12/31/2025	—	$—	—	$487,881,090
Total	—	$—	—
____________________________________________
(1)    Our Stock Repurchase Program, approved by the Board of Directors in September 2022 and reauthorized by the Board of Directors in June 2024, authorizes us to repurchase up to $500 million in aggregate value of our common stock through December 31, 2027 (“Stock Repurchase Program”), and permits us to repurchase our shares from time to time in open market transactions, through privately negotiated transactions or by other means in accordance with federal securities laws and subject to certain provisions of our Credit Agreement and the indentures governing our Senior Notes. The timing, as well as the number and value of shares repurchased under the Stock Repurchase Program, is determined by certain authorized officers of the Company at their discretion and depends on a variety of factors, including the market price of our common stock, general market and economic conditions and applicable legal requirements. The value of shares authorized for repurchase by our Board of Directors does not require us to repurchase such shares or guarantee that such shares will be repurchased, and the Stock Repurchase Program may be suspended, modified, or discontinued at any time without prior notice. No assurance can be given that any particular number or dollar value of our shares will be repurchased.
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
During the year ended December 31, 2025, we paid $92 million in dividends to our stockholders reflecting $0.80 paid per share. We currently intend to continue paying dividends to our stockholders for the foreseeable future, subject to our future earnings, our financial condition, covenants under our Credit Agreement and indentures governing each series of our outstanding Senior Notes, and other factors that could arise. The payment and amount of future dividends remain at the discretion of our Board of Directors.
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion includes forward-looking statements. Refer to the Cautionary Information about Forward-Looking Statements section of this report for important information about these types of statements. For discussion related to changes in financial condition and results of operations for the year ended December 31, 2024, compared with the year ended December 31, 2023, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 20, 2025.
Overview of the Company
Merger with Civitas
On November 2, 2025, we entered into the Merger Agreement with Civitas. On January 27, 2026, our stockholders voted in favor of both proposals necessary to complete the Civitas Merger, which included approval of (i) the issuance of shares of SM Energy common stock to Civitas stockholders as contemplated by the Merger Agreement, and (ii) an amendment of our Restated Certificate of Incorporation to increase the number of authorized shares of our common stock from 200 million shares to 400 million shares.
On January 30, 2026, we completed the Civitas Merger in accordance with the terms of the Merger Agreement. Civitas was an independent exploration and production company focused on the acquisition, development, and production of crude oil and associated liquids-rich natural gas in the DJ Basin in Colorado and the Permian Basin in Texas and New Mexico. We believe that the Merger will create a premier portfolio across the highest-return U.S. shale basins, driving significant free cash flow, enhancing stockholder value, and enabling the realization of significant operational and cost efficiencies.
Under the terms of the Merger Agreement, subject to certain exceptions, each share of Civitas common stock was converted into the right to receive 1.45 shares of SM Energy common stock, with cash paid in lieu of fractional shares. On January 30, 2026, we issued approximately 124 million shares to holders of Civitas common stock, representing 52 percent of the outstanding shares of SM Energy’s common stock upon the closing of the Merger. Based on the closing price of SM Energy common stock on January 30, 2026, the total stock consideration was valued at $2.4 billion.
Refer to Note 17 – Mergers, Acquisitions, and Divestitures in Part II, Item 8 of this report for additional discussion.
South Texas Asset Divestiture
On February 17, 2026, we entered into the PSA with Caturus to sell certain of our South Texas assets for a Purchase Price of $950 million, subject to certain customary purchase price adjustments set forth in the PSA. This Transaction is expected to advance our deleveraging goals and position us to substantially achieve our commitment to complete at least $1.0 billion of divestitures within one year following the closing of the Civitas Merger. Refer to Note 17 – Mergers, Acquisitions, and Divestitures in Part II, Item 8 for additional discussion and the definitions of Purchase Price and Transaction.
General Overview
Our purpose is to make people’s lives better by responsibly producing energy supplies, contributing to domestic energy security and prosperity, and having a positive impact in the communities where we live and work. We are a premier operator of top-tier assets in the Midland Basin, South Texas, and the Uinta Basin, utilizing state-of-the-art digital technology, data analytics, and AI in our operations, and continually seeking innovative ideas to help us optimize capital efficiency and well performance, while reducing our impact on shared natural resources and operating in an efficient, safe, and responsible manner.
Following the closing of the Civitas Merger, our asset portfolio consists of high-quality assets in the Midland Basin and Delaware Basin, both of which are part of the larger Permian Basin of Texas and New Mexico, the Maverick Basin of South Texas, the Uinta Basin of northeast Utah, and the DJ Basin of northeast Colorado. We believe our assets are capable of generating strong returns in the current macroeconomic environment and provide resilience to commodity price risk and volatility. Through disciplined capital spending, strategic acquisitions and divestitures, and continued development and optimization, we seek to maximize returns and increase the value of our top-tier asset base while maintaining financial flexibility and a sustainable approach to long-term value creation.
Our long-term vision and strategy are focused on sustainably growing value for all of our stakeholders by deploying our technical excellence and exceptional execution to improve and optimize our high-quality asset portfolio, generate cash flows, and maintain a disciplined, strong balance sheet. Our team executes our strategy by prioritizing safety, technological innovation, and stewardship of natural resources, which are foundational to our corporate culture. Our near-term strategic focus is the successful integration of Civitas following the closing of the Merger on January 30, 2026. Integration is centered on maintaining safe operations, delivering consistent operational execution, and continuing to generate cash flows that enable us to return value to stockholders through fixed dividend payments, debt reduction, and share repurchases. Refer to Outlook for discussion of our 2026 capital program.

We are committed to exceptional safety, health, and environmental stewardship; supporting the professional development of a diverse and thriving team of employees; building and maintaining partnerships with our stakeholders by investing in and connecting with the communities where we live and work; and transparency in reporting our progress in these areas. The Governance and Sustainability Committee of our Board of Directors oversees, among other things, the effectiveness of our sustainability policies, programs and initiatives, monitors and responds to emerging trends, issues, and associated risks, and, together with management, reports to our Board of Directors regarding such matters. Further demonstrating our commitment to sustainable operations and environmental stewardship, compensation for our executives and employees under certain aspects of our compensation plans is calculated based on Company-wide performance metrics that include key financial, operational, environmental, health, and safety measures. Refer to our Definitive Proxy Statement on Schedule 14A for the 2026 annual meeting of stockholders to be filed within 120 days from December 31, 2025, for additional discussion of our compensation program.
Market Trends and Uncertainties
As global commodities, the prices of oil, gas, and NGLs, as well as broader financial markets, remain subject to heightened uncertainty and volatility. Market conditions are influenced by factors including real or perceived geopolitical risks, War and Geopolitical Instability, OPEC+ production decisions, fluctuations in global supply and demand (including demand from China), U.S. Federal Reserve monetary policy, movements in the strength of the U.S. dollar, shipping channel constraints and disruptions, tariffs or trade restrictions, and changes in global oil inventory in storage. These factors have resulted in commodity price volatility, contributed to instances of supply chain disruptions, inflation, and interest rate fluctuations, and could have further industry-specific impacts that may require us to adjust our business plan. The timing and magnitude of future effects are inherently unpredictable.
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
Outlook
We expect our total 2026 capital program to be approximately $2.65 billion to $2.85 billion, excluding acquisitions, which we expect to fund with cash flows from operations, with any remaining cash needs being funded by borrowings under our revolving credit facility. We plan to focus our 2026 capital program on highly economic oil development projects in our Midland Basin, South Texas, Uinta Basin, and DJ Basin assets. Refer to Outlook in Part I, Items 1 and 2 of this report for additional discussion.
2025 Financial and Operational Highlights
During 2025:
•We completed the integration of the Uinta Basin assets into our portfolio. Refer to Note 17 – Mergers, Acquisitions, and Divestitures in Part II, Item 8 of this report for additional discussion of the Uinta Basin Acquisition.
•Net equivalent production of 75.5 MMBOE drove net income of $648 million, net cash provided by operating activities of $2.0 billion, and Adjusted EBITDAX, a non-GAAP financial measure, of $2.3 billion. Refer to Non-GAAP Financial Measures below for additional discussion, including our definition of adjusted EBITDAX and reconciliations to net income and net cash provided by operating activities.
•Strong operating cash flow enabled us to reduce debt through $69 million in net repayments on our revolving credit facility, increase cash on hand to $368 million, and return capital to stockholders. We repurchased and subsequently retired 444,705 shares of our common stock at a cost of $12 million, excluding excise taxes, commissions, and fees, and paid $92 million in dividends.
Financial and Operational Results. Oil, gas, and NGL production revenue increased 17 percent to $3.1 billion for the year ended December 31, 2025, compared with $2.7 billion for 2024. This increase was primarily driven by a 21 percent increase in average net daily equivalent production to 206.8 MBOE, reflecting a full year of production from our Uinta Basin assets and continued strong well performance, partially offset by a three percent decrease in total realized price per BOE due to lower oil and NGL benchmark commodity prices. Oil, gas, and NGL production expense on a per BOE basis increased 15 percent to $11.72 per BOE for the year ended December 31, 2025, compared with 2024.

We recorded net derivative gains of $178 million and $50 million for the years ended December 31, 2025, and 2024, respectively. These amounts include net derivative settlement gains of $132 million and $69 million for the years ended December 31, 2025, and 2024, respectively.
Operational activities during the year ended December 31, 2025, resulted in the following:
•Net cash provided by operating activities of $2.0 billion, compared with $1.8 billion for 2024.
•Net income of $648 million, or $5.64 per diluted share, compared with net income of $770 million, or $6.67 per diluted share for 2024.
•Adjusted EBITDAX, a non-GAAP financial measure, of $2.3 billion, compared with $2.0 billion for 2024. Refer to Non-GAAP Financial Measures below for additional discussion, including our definition of adjusted EBITDAX and reconciliations to net income and net cash provided by operating activities.
•Estimated net proved reserves decreased slightly to 673.0 MMBOE as of December 31, 2025 from 678.3 MMBOE as of December 31, 2024. As of December 31, 2025, 60 percent of our net proved reserves were liquids (oil and NGLs), and 61 percent were proved developed reserves. The decrease primarily related to 75.5 MMBOE produced in 2025, the removal of 40.7 MMBOE of certain net proved undeveloped reserves that are no longer expected to be developed within the five-year period from initial booking resulting from testing and delineation efforts, and 15.5 MMBOE of net performance and price revisions. The decreases were mostly offset by revisions of previous estimates of 87.0 MMBOE related to infill reserves, primarily related to our South Texas assets, and additions from extensions and discoveries of 39.7 MMBOE, primarily related to our Uinta Basin assets. Our proved reserve life index decreased to 8.9 years as of December 31, 2025, compared with 10.9 years as of December 31, 2024. Refer to Reserves in Part I, Items 1 and 2 of this report for additional discussion. The standardized measure of discounted future net cash flows was $6.0 billion as of December 31, 2025, compared with $7.3 billion as of December 31, 2024. The year-over-year decrease of 18 percent was primarily due to decreases in oil and NGL benchmark commodity prices during 2025. Refer to Supplemental Oil and Gas Information (unaudited) in Part II, Item 8 of this report for additional discussion.
Operational Activities. During 2025, successful operational execution drove strong well performance and capital efficiency across our asset portfolio. Our continued success in our Midland Basin, South Texas, and Uinta Basin programs is attributable to our top-tier assets and technical teams, and our commitment to geoscience, technology, and innovation.
In our Midland Basin program, we averaged three drilling rigs and one completion crew during 2025. Average net daily equivalent production volumes increased year-over-year by three percent to 82.8 MBOE. Costs incurred during 2025 totaled $548 million, or 38 percent, of our total 2025 costs incurred. Drilling and completion activities focused on developing formations within our RockStar and Sweetie Peck assets.
In our South Texas program, we averaged one drilling rig and one completion crew during 2025. Average net daily equivalent production volumes decreased year-over-year by one percent to 80.3 MBOE. Costs incurred during 2025 totaled $361 million, or 25 percent, of our total 2025 costs incurred. Drilling and completion activities were primarily focused on delineating and developing the Austin Chalk formation.
In our Uinta Basin program, we averaged three drilling rigs and one completion crew during 2025. Average net daily equivalent production volumes increased to 43.7 MBOE for the full year 2025, compared to 36.1 MBOE for the fourth quarter of 2024. Costs incurred during 2025 totaled $481 million, or 33 percent, of our total 2025 costs incurred. Drilling and completion activities primarily focused on delineating and developing the Lower Green River and Wasatch formations.

The table below provides a summary of changes in our drilled but not completed well count and current year drilling, completion, and acquisition activity in our operated programs for the year ended December 31, 2025:

	Midland Basin		South Texas (1)		Uinta Basin		Total
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Wells drilled but not completed at December 31, 2024	40	29	35	35	48	38	123	102
Wells drilled	47	37	30	29	52	38	129	104
Wells completed	(72)	(53)	(33)	(33)	(62)	(49)	(167)	(135)
Other (2) (3)	—	—	(7)	(7)	—	1	(7)	(6)
Wells drilled but not completed at December 31, 2025	15	12	25	24	38	28	78	64
____________________________________________
Note: Amounts may not calculate due to rounding.
(1)    As of December 31, 2024, the drilled but not completed well count included nine gross (nine net) wells that were not included in our five-year development plan, eight of which were in the Eagle Ford shale. As of December 31, 2025, the drilled but not completed well count included two gross (two net) wells that were not included in our five year development plan, each of which are in the Eagle Ford shale.
(2)    The South Texas adjustments relate to previously drilled wells that we no longer intend to complete.
(3)    The Uinta Basin adjustment relates to the acquisition of additional working interest in existing drilled but not completed wells.
Costs Incurred. Costs incurred in oil and gas property acquisition, exploration, and development activities, whether capitalized or expensed, are summarized as follows:

For the Year Ended
December 31, 2025
(in millions)
Development costs	$1,333
Exploration costs	94
Acquisitions
Proved properties	(5)
Unproved properties	26
Total, including asset retirement obligations (1)	$1,448
____________________________________________
(1)    Refer to the caption Costs Incurred in Supplemental Oil and Gas Information (unaudited) in Part II, Item 8 of this report.
Production Results. The table below presents the disaggregation of our net production volumes by product type for each of our assets for the year ended December 31, 2025:

	Midland Basin	South Texas	Uinta Basin	Total
Net production volumes:
Oil (MMBbl)	19.2	7.3	13.9	40.3
Gas (Bcf)	66.3	71.7	12.5	150.5
NGLs (MMBbl)	—	10.1	—	10.1
Equivalent (MMBOE)	30.2	29.3	15.9	75.5
Average net daily equivalent (MBOE per day)	82.8	80.3	43.7	206.8
Relative percentage	40%	39%	21%	100%
____________________________________________
Note: Amounts may not calculate due to rounding.
Net equivalent production increased 21 percent for the year ended December 31, 2025, compared with 2024. The increase was a result of a three percent increase from our Midland Basin assets, a full year of production from our Uinta Basin assets, and continued strong well performance. Refer to Overview of Selected Production and Financial Information, Including Trends and Comparison of Financial Results and Trends Between 2025 and 2024 below for additional discussion of production.

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
The following table summarizes commodity price data, as well as the effect of net derivative settlements, for the years ended December 31, 2025, and 2024:

	For the Years Ended December 31,
	2025	2024
Oil (per Bbl):
Average NYMEX contract monthly price	$64.81	$75.72
Realized price (1)	$63.52	$74.49
Effect of oil net derivative settlements	$1.66	$0.43

Gas:
Average NYMEX monthly settle price (per MMBtu)	$3.43	$2.27
Realized price (per Mcf) (1)	$2.35	$1.82
Effect of gas net derivative settlements (per Mcf)	$0.44	$0.43

NGLs (per Bbl):
Average OPIS price (2)	$27.19	$28.30
Realized price (1)	$22.22	$23.01
Effect of NGL net derivative settlements	$(0.21)	$(0.25)
____________________________________________
(1)    Our realized prices at local sales points may be affected by infrastructure capacity in the areas of our operations and beyond.
(2)    Average OPIS price per barrel of NGL, historical or strip, assumes a composite barrel product mix of 42% Ethane, 28% Propane, 6% Isobutane, 11% Normal Butane, and 13% Natural Gasoline. This product mix represents the industry standard composite barrel and does not necessarily represent our product mix for NGL production. Realized prices reflect our actual product mix.
The following table summarizes 12-month strip prices for NYMEX WTI oil, NYMEX Henry Hub gas, and OPIS NGLs as of February 2, 2026, and December 31, 2025:

	As of February 2, 2026	As of December 31, 2025
NYMEX WTI oil (per Bbl)	$60.38	$57.08
NYMEX Henry Hub gas (per MMBtu)	$3.76	$3.72
OPIS NGLs (per Bbl)	$24.77	$23.46
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

Financial Results of Operations and Additional Comparative Data
The tables below provide information regarding selected production and financial information for the three months ended December 31, 2025, and the preceding three quarters:

	For the Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2025	2025	2025	2025

	(in millions)
Production (MMBOE)	19.0	19.7	19.0	17.8
Oil, gas, and NGL production revenue	$703	$811	$785	$840
Oil, gas, and NGL production expense	$207	$229	$224	$225
Depletion, depreciation, and amortization	$319	$325	$293	$270
Exploration	$18	$12	$15	$12
General and administrative	$40	$39	$42	$39
Net income	$109	$155	$202	$182
____________________________________________
Note: Amounts may not calculate due to rounding.
Selected Performance Metrics

	For the Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2025	2025	2025	2025
Average net daily equivalent production (MBOE per day)	206.9	213.8	209.1	197.3
Lease operating expense (per BOE)	$5.55	$5.67	$5.52	$6.13
Transportation costs (per BOE)	$3.67	$3.77	$4.13	$3.92
Production taxes as a percent of oil, gas, and NGL production revenue	3.8%	4.1%	3.9%	4.4%
Ad valorem tax expense (per BOE)	$0.23	$0.51	$0.54	$0.55
Depletion, depreciation, and amortization (per BOE)	$16.73	$16.54	$15.40	$15.20
General and administrative (per BOE)	$2.10	$2.00	$2.21	$2.22
____________________________________________
Note: Amounts may not calculate due to rounding.

Overview of Selected Production and Financial Information, Including Trends

	For the Years Ended December 31,		Amount Change Between Periods	Percent Change Between Periods
	2025	2024
Net production volumes: (1)
Oil (MMBbl)	40.3	29.4	11.0	37%
Gas (Bcf)	150.5	137.0	13.5	10%
NGLs (MMBbl)	10.1	10.2	(0.1)	(1)%
Equivalent (MMBOE)	75.5	62.4	13.1	21%
Average net daily production: (1)
Oil (MBbl per day)	110.5	80.2	30.2	38%
Gas (MMcf per day)	412.3	374.3	38.1	10%
NGLs (MBbl per day)	27.6	27.9	(0.3)	(1)%
Equivalent (MBOE per day)	206.8	170.5	36.3	21%
Oil, gas, and NGL production revenue (in millions): (1)
Oil production revenue	$2,561	$2,187	$374	17%
Gas production revenue	353	249	104	42%
NGL production revenue	224	235	(11)	(5)%
Total oil, gas, and NGL production revenue	$3,138	$2,671	$467	17%
Oil, gas, and NGL production expense (in millions): (1)
Lease operating expense	$431	$319	$112	35%
Transportation costs	292	167	125	75%
Production taxes	127	116	11	10%
Ad valorem tax expense	35	35	—	(1)%
Total oil, gas, and NGL production expense	$885	$637	$248	39%
Realized price:
Oil (per Bbl)	$63.52	$74.49	$(10.97)	(15)%
Gas (per Mcf)	$2.35	$1.82	$0.53	29%
NGLs (per Bbl)	$22.22	$23.01	$(0.79)	(3)%
Per BOE	$41.58	$42.81	$(1.23)	(3)%
Per BOE data: (1)
Oil, gas, and NGL production expense:
Lease operating expense	$5.71	$5.11	$0.60	12%
Transportation costs	3.87	2.68	1.19	44%
Production taxes	1.69	1.86	(0.17)	(9)%
Ad valorem tax expense	0.46	0.56	(0.10)	(18)%
Total oil, gas, and NGL production expense (1)	$11.72	$10.21	$1.51	15%
Depletion, depreciation, and amortization	$15.99	$12.97	$3.02	23%
General and administrative	$2.13	$2.22	$(0.09)	(4)%
Net derivative settlement gain (2)	$1.75	$1.10	$0.65	59%
Earnings per share information (in millions, except per share data): (3)
Basic weighted-average common shares outstanding	115	115	—	—%
Diluted weighted-average common shares outstanding	115	116	(1)	(1)%
Basic net income per common share	$5.65	$6.71	$(1.06)	(16)%
Diluted net income per common share	$5.64	$6.67	$(1.03)	(15)%
____________________________________________
(1)    Amounts and percentage changes may not calculate due to rounding.
(2)    Net derivative settlements for the years ended December 31, 2025, and 2024, are included within the net derivative gain line item in the accompanying consolidated statements of operations (“accompanying statements of operations”).
(3)    Refer to Note 9 – Earnings Per Share in Part II, Item 8 of this report for additional discussion.

The Civitas Merger, which closed on January 30, 2026, is expected to materially affect our future operating and financial results. The addition of Civitas’ assets and operations is expected to increase production volumes and revenues and to impact oil, gas, and NGL production expense, general and administrative expense, and other expense categories. The magnitude and timing of these impacts will depend, in part, on integration activities, operating performance, commodity prices, and other factors and may not be directly comparable to the Company’s historical results. Unless otherwise noted, the discussion below reflects the results of our legacy operations and historical trends prior to the Merger.
Average net daily equivalent production for the year ended December 31, 2025, increased 21 percent compared with 2024, resulting from a full year of production from our Uinta Basin assets, and continued strong well performance. Oil production as a percentage of total production increased to 53 percent in 2025 from 47 percent in 2024, resulting from a full year of oil production from our Uinta Basin assets, which averaged 87 percent oil production in 2025. In 2026, we expect an increase in total production volumes due to the integration of assets from the Civitas Merger. Refer to Comparison of Financial Results and Trends Between 2025 and 2024 below for additional discussion.
We present certain information on a per BOE basis in order to evaluate our performance relative to our peers and to identify and measure trends we believe may require additional analysis and discussion.
Our realized price on a per BOE basis decreased three percent for the year ended December 31, 2025, compared with 2024, primarily because of decreases in oil benchmark commodity prices partially offset by the increase in gas benchmark commodity prices. For the years ended December 31, 2025, and 2024, we recognized net gains on the settlement of our commodity derivative contracts of $1.75 per BOE and $1.10 per BOE, respectively.
LOE on a per BOE basis increased 12 percent for the year ended December 31, 2025, compared with 2024, driven by the increased percentage of oil in our total production mix, which has higher lifting costs per BOE, and increases in certain operating costs. We anticipate volatility in LOE on a per BOE basis resulting from changes in production, timing of workover projects, changes in service provider costs, and industry activity, all of which affect total LOE.
Transportation costs on a per BOE basis increased 44 percent for the year ended December 31, 2025, compared with 2024. This increase was primarily due to 15.9 MMBOE of full year production from our Uinta Basin assets, which incur higher transportation costs on a per BOE basis compared to our Midland Basin and South Texas assets. In general, we expect total transportation costs to fluctuate relative to changes in oil production from our Uinta Basin assets and gas and NGL production from our South Texas assets, where we incur a majority of our transportation costs. For 2026, we expect transportation costs on a per BOE basis to remain relatively flat compared with 2025.
Production tax expense on a per BOE basis for the year ended December 31, 2025, decreased nine percent compared with 2024, primarily resulting from a decrease in the realized price of oil, and full year operations for our Uinta Basin assets which incur a lower production tax rate compared to our Midland Basin and South Texas assets. Our overall production tax rate was 4.1 percent and 4.3 percent for the years ended December 31, 2025, and 2024, respectively. We generally expect production tax expense to correlate with oil, gas, and NGL production revenue on a per BOE and absolute basis. Product mix, the location of production, and incentives to encourage oil and gas development can also impact the amount of production tax expense that we recognize.
Ad valorem tax expense on a per BOE basis decreased 18 percent for the year ended December 31, 2025, compared with 2024, primarily due to increased net equivalent production and changes to the assessed values of our producing properties. We anticipate volatility in ad valorem tax expense on a per BOE and absolute basis as the valuation of our producing properties changes.
Depletion, depreciation, and amortization (“DD&A”) expense on a per BOE basis increased 23 percent for the year ended December 31, 2025, compared with 2024, due to increased production from our Uinta Basin assets, which caused a shift in the production mix towards our higher rate Midland Basin and Uinta Basin assets. For 2026, we expect DD&A expense on an absolute basis to increase compared with 2025, primarily reflecting anticipated higher production volumes and our expanded asset base. Our DD&A expense on a per BOE and absolute basis may fluctuate as a result of changes in our production mix, changes in our total estimated proved reserve volumes, changes in capital allocation, impairments, acquisition and divestiture activity, and carrying cost funding and sharing arrangements with third parties.
General and administrative (“G&A”) expense on a per BOE basis decreased four percent for the year ended December 31, 2025, compared with 2024, primarily driven by a higher rate of production growth relative to increases in G&A expense on an absolute basis. For 2026, we expect G&A expense on an absolute basis and on a per BOE basis to increase compared with 2025, primarily due to an increase in employee headcount as a result of the Civitas Merger, and expected increases in compensation expense and integration costs. Certain components of G&A expense, and G&A expense on a per BOE basis, are impacted by the Company’s full year performance against performance targets established at the beginning of the year and, therefore, are subject to variability.
Refer to Comparison of Financial Results and Trends Between 2025 and 2024 for additional discussion of operating expenses.

Comparison of Financial Results and Trends Between 2025 and 2024
Average net daily equivalent production, production revenue, and production expense
The following table presents the changes in our average net daily equivalent production, oil, gas, and NGL production revenue, and oil, gas, and NGL production expense, by area, between the years ended December 31, 2025, and 2024:

	Average Net Equivalent Production Increase (Decrease)	Oil, Gas, and NGL Production Revenue Increase (Decrease)	Oil, Gas, and NGL Production Expense Increase
	(MBOE per day)	(in millions)	(in millions)
Midland Basin	2.4	$(194.8)	$9.2
South Texas	(0.7)	(9.4)	28.2
Uinta Basin	34.6	671.3	210.6
Total	36.3	$467.1	$247.9
____________________________________________
Note: Amounts may not calculate due to rounding.
Average net daily equivalent production volumes for the year ended December 31, 2025, increased 21 percent compared with 2024, comprised of a three percent increase from our Midland Basin assets, and 43.7 MBOE of production from our Uinta Basin assets. As a result of decreases in benchmark oil and NGL prices, realized prices for oil and NGLs decreased 15 percent and three percent, respectively, while the realized price for gas increased 29 percent. Oil, gas, and NGL production revenue increased 17 percent, primarily resulting from a 21 percent increase in average net daily equivalent production volumes. Oil, gas, and NGL production expense for the year ended December 31, 2025, increased 39 percent compared with 2024, as activity related to our Uinta Basin assets contributed to increases in transportation costs, LOE, and production tax expense.
Refer to Overview of Selected Production and Financial Information, Including Trends above for additional discussion, including discussion of trends on a per BOE basis.
Depletion, depreciation, and amortization

	For the Years Ended December 31,
	2025	2024

	(in millions)
Depletion, depreciation, and amortization	$1,207	$809
DD&A expense for the year ended December 31, 2025, increased 49 percent compared with 2024, primarily resulting from increased production from our Uinta Basin assets during 2025. Our Midland Basin and Uinta Basin assets have higher DD&A rates than our South Texas assets. Refer to Overview of Selected Production and Financial Information, Including Trends above for discussion of DD&A expense on a per BOE basis.
Exploration

	For the Years Ended December 31,
	2025	2024

	(in millions)
Geological, geophysical, and other expenses	$17	$28
Overhead	40	36
Total exploration	$57	$64
Exploration expense decreased 11 percent for the year ended December 31, 2025, compared with 2024, primarily resulting from a decrease in geological and geophysical and other expenses. Exploration expense fluctuates based on actual geological and geophysical studies we perform within an exploratory area, exploratory dry hole expense incurred, and changes in the amount of allocated overhead.

General and administrative

	For the Years Ended December 31,
	2025	2024

	(in millions)
General and administrative	$161	$138
G&A expense increased 17 percent for the year ended December 31, 2025, compared with 2024, primarily due to increased compensation costs associated with additional headcount from the Uinta Basin Acquisition. Refer to Overview of Selected Production and Financial Information, Including Trends above for discussion of G&A expense, including G&A expense on a per BOE basis.
Net derivative gain

	For the Years Ended December 31,
	2025	2024

	(in millions)
Net derivative gain	$(178)	$(50)
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
Interest expense

	For the Years Ended December 31,
	2025	2024

	(in millions)
Interest expense	$(173)	$(141)
Interest expense increased 23 percent for the year ended December 31, 2025, compared with 2024, as a result of the issuance of our 2029 Senior Notes and 2032 Senior Notes during the third quarter of 2024 and an increase in interest expense associated with borrowings under our revolving credit facility. Total interest expense can vary based on the amount of our outstanding fixed-rate debt securities, fluctuations in the amount of capitalized interest resulting from the timing of the development of our wells in progress, and due to the timing and amount of borrowings under our revolving credit facility. Refer to Overview of Liquidity and Capital Resources below and to Note 5 – Long-Term Debt in Part II, Item 8 of this report for additional discussion and definitions.
Income tax expense

	For the Years Ended December 31,
	2025	2024

	(in millions, except tax rate)
Income tax expense	$(182)	$(196)
Effective tax rate	22.0%	20.3%
Our effective tax rate is impacted by changes in revenue affecting the apportionment of taxable income to states with higher statutory tax rates and proportional effects of net income on permanent items between periods and states. Our effective tax rate increased during 2025, primarily resulting from the impact of state income taxes and the decoupling of state income tax calculations from certain OBBBA provisions, partially offset by the Company’s increasing research and development (“R&D”) activities in new basins and additional credit claims. The increase also reflects the impact of excess tax deficiencies from stock-based compensation awards.
During 2025, we made estimated tax payments of $8 million and received a federal refund of $4 million during the fourth quarter of 2025.

The effects of changes in tax laws are recognized in the period of enactment. On July 4, 2025, the OBBBA was enacted into law and includes, among other things, tax reform provisions that amend, eliminate, and extend tax rules under the Inflation Reduction Act and Tax Cuts and Jobs Act. During 2025, we recorded the impact of the OBBBA, which resulted in a decrease to our current portion of income tax expense. This change reflects the impacts of the reinstatement of 100 percent bonus depreciation on tangible assets; the immediate expensing of qualified R&D expenditures and the expensing of unamortized, previously capitalized, prior year qualified R&D expenditures; and a less restrictive limitation on the business interest expense deduction. Additionally, the OBBBA allows for the deduction of intangible drilling costs from Adjusted Financial Statement Income (“AFSI”) when determining whether a company is subject to and liable for the Corporate Alternative Minimum Tax (“CAMT”). As a result, we do not expect to become subject to or liable for the CAMT for the foreseeable future, notwithstanding other factors that may impact our AFSI.
Refer to Note 4 – Income Taxes in Part II, Item 8 of this report for further discussion.
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
Sources of Cash
We expect to fund our 2026 capital expenditures and return of capital program with cash flows from operations, with any remaining cash needs being funded by borrowings under our revolving credit facility. Although we expect cash flows from these sources to be sufficient for 2026, we may also elect to raise funds through new debt or equity offerings or from other sources of financing. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current stockholders could be diluted, and these newly issued securities may have rights, preferences, or privileges senior to those of existing stockholders and bondholders. Additionally, we may enter into carrying cost and sharing arrangements with third parties for certain exploration or development programs.
During 2024, we issued our 2029 Senior Notes and 2032 Senior Notes. See below for discussion on how the net proceeds received were used, and refer to Note 5 – Long-Term Debt in Part II, Item 8 of this report for additional discussion.
Our credit ratings affect the availability of, and cost for us to borrow, additional funds. Two major credit rating agencies upgraded our credit ratings following the close of the Civitas Merger on January 30, 2026, citing our increased size, scale and diversification, and enhanced and consistently positive free cash flow generation.
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
Credit Agreement
Our Credit Agreement provides for a senior secured revolving credit facility with a maximum loan amount of $3.0 billion. As of December 31, 2025, the borrowing base and aggregate revolving lender commitments under our Credit Agreement were $3.0 billion and $2.0 billion, respectively. The borrowing base is subject to regular, semi-annual redetermination, and considers the value of both our proved oil and gas properties reflected in our most recent reserve report and commodity derivative contracts, each as determined by our lender group. The next borrowing base redetermination date is scheduled to occur on April 1, 2026. During, 2025 we entered into the Third Amendment with our lenders to amend the springing maturity provision of the Credit Agreement to provide a more flexible structure based on the amount of our short-term debt outstanding and our borrowing availability. No individual bank participating in our Credit Agreement represents more than 10 percent of the lender commitments under the Credit Agreement. We must comply with certain financial and non-financial covenants under the terms of the Credit Agreement, including covenants limiting dividend payments and requiring that we maintain certain financial ratios, as set forth in the Credit Agreement. We were in compliance with all financial and non-financial covenants as of December 31, 2025, and through the filing of this report. In connection with the closing of the Civitas Merger on January 30, 2026, the Company and its lenders entered into the Fourth Amendment to the Credit Agreement, which, among other things, increased the aggregate revolving lender commitments available under our Credit Agreement to $2.5 billion and increased the borrowing base to $5.0 billion. Refer to Note 5 – Long-Term Debt in Part II, Item 8 of this report for definitions of the Third

Amendment and Fourth Amendment and additional discussion, as well as the presentation of the outstanding balance, total amount of letters of credit, and available borrowing capacity under the Credit Agreement as of February 2, 2026, December 31, 2025, and December 31, 2024.
The following table summarizes our daily weighted-average revolving credit facility balance during the periods presented:

	For the Years Ended December 31,
	2025	2024

	(in millions)
Daily weighted-average revolving credit facility balance	$50	$57
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
The following table presents our weighted-average interest rates and our weighted-average borrowing rates for the years ended December 31, 2025 and 2024:

	For the Years Ended December 31,
	2025	2024
Weighted-average interest rate	7.4%	7.6%
Weighted-average borrowing rate	6.8%	6.6%
Our weighted-average interest rate decreased for the year ended December 31, 2025, compared with 2024, primarily due to decreased borrowings under our revolving credit facility. Our weighted-average borrowing rate increased for the year ended December 31, 2025, compared with 2024, primarily as a result of the issuance of our 2029 Senior Notes and 2032 Senior Notes during 2024, which have greater outstanding aggregate principal balances and higher interest rates compared with our other outstanding Senior Notes and our 5.625% Senior Notes due June 1, 2025 (“2025 Senior Notes”) that we redeemed during the third quarter of 2024. The rates disclosed in the table above for the year ended December 31, 2024, do not reflect the $9 million fee paid to secure firm commitments for senior unsecured bridge term loans in connection with the Uinta Basin Acquisition.
Our weighted-average interest rate and weighted-average borrowing rate are affected by the occurrence and timing of long-term debt issuances and redemptions and the average outstanding balance on our revolving credit facility. Additionally, our weighted-average interest rate is affected by the fees paid on the unused portion of our aggregate revolving lender commitments. The rates disclosed in the above table do not reflect certain amounts associated with the repurchase or redemption of Senior Notes, such as the accelerated expense recognition of the unamortized deferred financing costs and unamortized discounts, as these amounts are netted against the associated gain or loss on extinguishment of debt. The 2025 Senior Notes were redeemed at their par value on August 26, 2024 and after this date, the weighted-average interest rate was no longer affected by the non-cash amortization of deferred financing costs of the 2025 Senior Notes.
Refer to Significant Developments in 2025 in Part I, Items 1 and 2 for the definitions of 2029 Senior Notes and 2032 Senior Notes, and to Note 5 – Long-Term Debt in Part II, Item 8 of this report for additional discussion and definitions.
Uses of Cash
We use cash for the development, exploration, and acquisition of oil and gas properties; for the payment of operating and general and administrative costs, income taxes, debt obligations, including interest and early repayments or redemptions, and dividends; and for repurchases of shares of our outstanding common stock under the Stock Repurchase Program. Expenditures for the development, exploration, and acquisition of oil and gas properties are the primary use of our capital resources. During 2025, we spent $1.5 billion on capital expenditures and on acquisitions of proved and unproved oil and gas properties. This amount differs from the costs incurred amount of $1.4 billion for the year ended December 31, 2025, as costs incurred is an accrual-based amount that also includes asset retirement obligations, geological and geophysical expenses, and exploration overhead amounts. Refer to Costs Incurred in Supplemental Oil and Gas Information (unaudited) in Part II, Item 8 of this report for additional discussion.

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
Changes to the Internal Revenue Code (“IRC“) and federal income tax laws could increase our corporate income tax rate and eliminate or reduce current tax deductions, such as those for intangible drilling costs, depreciation of equipment costs, and other deductions which currently reduce our taxable income. The CAMT and other possible future legislation could reduce our net cash provided by operating activities resulting in a reduction of available funding. Refer to Comparison of Financial Results and Trends Between 2025 and 2024 above for additional discussion.
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
During the years ended December 31, 2025, and 2024, we repurchased and subsequently retired 444,705 shares and 1,771,191 shares, respectively, of our common stock at a cost, excluding excise taxes, commissions, and fees, of $12 million and $84 million, respectively. As of December 31, 2025, $488 million remained available under the Stock Repurchase Program for repurchases of our common stock through December 31, 2027. Effective January 1, 2023, shares of common stock repurchased, net of shares of common stock issued, are subject to a one percent excise tax imposed by the IRA. We paid a minimal amount of excise tax related to common stock repurchases during 2025. Refer to Note 3 – Equity in Part II, Item 8 of this report for discussion of the Stock Repurchase Program.
During the years ended December 31, 2025, and 2024, we paid $92 million and $85 million, respectively, in dividends to our stockholders. Dividends paid were $0.80 and $0.74, per share during the years ended December 31, 2025, and 2024, respectively. Beginning in the first quarter of 2026, dividends are expected to be declared and paid within the same quarter, rather than being paid in the quarter subsequent to declaration. As a result of this timing change, cash dividend payments during 2026 are expected to include five payments, consisting of the fourth quarter 2025 dividend paid in the first quarter of 2026, plus the four quarterly dividends declared and paid during 2026. In February of 2026, our Board of Directors approved a 10 percent increase to our annual base dividend to $0.88 per share, payable quarterly, effective beginning with the March 2026 dividend. We currently intend to continue paying dividends to our stockholders for the foreseeable future, subject to our future earnings, our financial condition, covenants under our Credit Agreement and indentures governing each series of our outstanding Senior Notes, and other factors that could arise. The payment and amount of future dividends remain at the discretion of our Board of Directors.
During 2024, we redeemed all of the $349 million of aggregate principal amount outstanding of our 2025 Senior Notes. Additionally, we used a portion of the net proceeds from the 2029 Senior Notes and 2032 Senior Notes, cash on hand, and borrowings under our revolving credit facility to fund our proportionate share of the Uinta Basin Acquisition. Refer to Significant Developments in 2025 in Part I, Items 1 and 2 for the definitions of 2029 Senior Notes and 2032 Senior Notes, and to Note 5 – Long-Term Debt and Note 17 – Mergers, Acquisitions, and Divestitures in Part II, Item 8 of this report for additional discussion and definitions.
Analysis of Cash Flow Changes Between 2025 and 2024
The following tables present changes in cash flows between the years ended December 31, 2025 and 2024, for our operating, investing, and financing activities. The analysis following each table should be read in conjunction with our accompanying consolidated statements of cash flows (“accompanying statements of cash flows”) in Part II, Item 8 of this report.
Operating Activities

	For the Years Ended December 31,		Amount Change Between Periods
	2025	2024

	(in millions)
Net cash provided by operating activities	$2,011	$1,783	$228
Net cash provided by operating activities increased for the year ended December 31, 2025, compared with 2024, primarily resulting from a $474 million increase in cash received from oil, gas, and NGL production revenues, net of transportation costs and production taxes, and an increase of $60 million in cash received on settled derivative trades. These amounts were partially offset by an increase of $169 million in cash paid for LOE, ad valorem taxes, and certain G&A expenses, and an increase of $78 million in cash paid for interest. Net cash provided by operating activities was also affected by the timing of payments made between us and XCL Resources related to activity occurring after the closing date of the Uinta Basin Acquisition. Refer to Note 17 – Mergers, Acquisitions, and Divestitures in Part II, Item 8 of this report for additional discussion and definitions.
Net cash provided by operating activities is affected by working capital changes and the timing of cash receipts and disbursements.
Investing Activities

	For the Years Ended December 31,		Amount Change Between Periods
	2025	2024

	(in millions)
Net cash used in investing activities	$(1,468)	$(3,407)	$1,939
Net cash used in investing activities decreased for the year ended December 31, 2025, compared with 2024, resulting from $2.1 billion of cash paid for the Uinta Basin Acquisition in 2024, partially offset by a $127 million increase in capital expenditures. Refer to Note 17 – Mergers, Acquisitions, and Divestitures in Part II, Item 8 of this report for additional discussion of the Uinta Basin Acquisition.
Financing Activities

	For the Years Ended December 31,		Amount Change Between Periods
	2025	2024

	(in millions)
Net cash provided by (used in) financing activities	$(175)	$1,008	$(1,183)
Net cash used in financing activities during the year ended December 31, 2025, primarily related to $92 million of dividends paid to our stockholders, net repayments under our revolving credit facility of $69 million, and $13 million, including commission and fees, paid to repurchase and subsequently retire 444,705 shares of our common stock under the Stock Repurchase Program.
Net cash provided by financing activities during the year ended December 31, 2024, primarily related to net cash proceeds of $1.5 billion from the issuance of our 2029 Senior Notes and 2032 Senior Notes, and net borrowings under our revolving credit facility of $69 million, partially offset by $349 million of cash paid to redeem our 2025 Senior Notes. Additionally, we paid $86 million, including commission and fees, to repurchase and subsequently retire 1,771,191 shares of our common stock under the Stock Repurchase Program, and paid $85 million of dividends to our stockholders.
Refer to Note 3 – Equity in Part II, Item 8 of this report for additional discussion of our Stock Repurchase Program and Note 5 – Long-Term Debt in Part II, Item 8 of this report for additional discussion and definitions related to our debt transactions.
Interest Rate Risk
We are exposed to market and credit risk due to the floating interest rate associated with any outstanding balance on our revolving credit facility. Our Credit Agreement allows us to fix the interest rate for all or a portion of the principal balance of our revolving credit facility for a period up to six months. To the extent that the interest rate is fixed, interest rate changes will affect the revolving credit facility’s fair value but will not affect results of operations or cash flows. Conversely, for the portion of the revolving credit facility that has a floating interest rate, interest rate changes will not affect the fair value but will affect future results of operations and cash flows. Changes in interest rates do not affect the amount of interest we pay on our fixed-rate Senior Notes, but can affect their fair values. As of December 31, 2025, our outstanding principal amount of fixed-rate debt totaled $2.7 billion and we had no floating-rate debt outstanding. As of December 31, 2024, our outstanding principal amount of fixed-rate debt totaled $2.7 billion and our floating-rate debt outstanding totaled $69 million. Refer to Note 8 – Fair Value Measurements in Part II, Item 8 of this report for additional discussion on the fair values of our Senior Notes.
Commodity Price Risk
The prices we receive for our oil, gas, and NGL production directly affect our revenue, profitability, access to capital, ability to return capital to our stockholders, and future rate of growth. Oil, gas, and NGL prices are subject to unpredictable fluctuations resulting from a variety of factors that are typically beyond our control, including changes in supply and demand associated with the broader macroeconomic environment, constraints on gathering systems, processing facilities, pipelines, rail systems, and other transportation systems, and weather-related events. The markets for oil, gas, and NGLs have been volatile, especially over the last decade, and remain subject to high levels of uncertainty and volatility related to production output from OPEC+, fluctuations in oil and gas demand from China, global shipping channel constraints and disruptions, War and Geopolitical Instability, tariffs or trade restrictions, and the potential impacts of these issues on global commodity and financial markets. These circumstances have contributed to inflation, instances of supply chain disruptions, and fluctuations in interest rates, and could have further industry-specific impacts that may require us to adjust our business plan. The realized prices we receive for our production also depend on numerous factors that are typically beyond our control. Refer to Risk Factors - Risks Related to Commodity Prices and Global Macroeconomics in Part I, Item 1A of this report. Based on our production for 2025, and 2024, a 10 percent decrease in our average realized prices for oil, gas, and NGLs would have reduced our oil, gas, and NGL production revenues by approximately $256 million, $35 million, and $22 million, respectively, for 2025, and $219 million, $25 million and $24 million, respectively, for 2024. If commodity prices had been 10 percent lower, our net derivative settlements for the year ended December 31, 2025, would have offset the declines in oil, gas, and NGL production revenue by approximately $106 million.
We enter into commodity derivative contracts in order to reduce the risk of fluctuations in commodity prices. The fair value of our commodity derivative contracts is largely determined by estimates of the forward curves of the relevant price indices. As of December 31, 2025, and 2024, a 10 percent increase or decrease in the forward curves associated with our oil, gas, and NGL commodity derivative instruments would have changed our net derivative positions for these products by approximately $57 million, $36 million, and $1 million, respectively, for 2025, and $52 million, $23 million, and $2 million, respectively, for 2024.
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
Future cash inflows and future production and development costs are determined by applying prices and costs, including transportation, quality differentials, and basis differentials, applicable to each period to our net share of estimated quantities of proved reserves remaining to be produced as of the end of that period. Expected cash flows are discounted to present value using an appropriate discount rate. For example, the standardized measure of discounted future net cash flows calculation requires that a 10 percent discount rate be applied. Although reserve estimates are inherently imprecise and estimates of new discoveries and undeveloped locations are more imprecise than those of established producing oil and gas properties, we make a considerable effort in estimating our reserves. We engage Ryder Scott, an independent reservoir evaluation consulting firm, to audit a minimum of 80 percent of our total calculated proved reserve PV-10. We expect proved reserve estimates will change as additional information becomes available and as commodity prices and operating and capital costs change. We evaluate and estimate our proved reserves each year end. It should not be assumed that the standardized measure of discounted future net cash flows (GAAP) or PV-10 (non-GAAP) as of December 31, 2025, is the current market value of our estimated proved reserves. In accordance with SEC requirements, we based these measures on the unweighted arithmetic average of the first-day-of-the-month price of each month within the trailing 12-month period ended December 31, 2025. Actual future prices and costs may be materially higher or lower than the prices and costs utilized in the estimates. Refer to Risk Factors in Part I, Item 1A of this report for additional discussion.

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

	For the Years Ended December 31,
	2025	2024

	MMBOE Change
Revisions resulting from performance	(19.2)	(8.0)
Removal of net proved undeveloped reserves no longer in our five-year development plan	(40.7)	(30.5)
Revisions resulting from price changes	3.7	(13.4)
Total	(56.2)	(51.9)
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

	For the year ended December 31, 2025
	MMBOE Change	Percentage Change
10 percent decrease in SEC pricing (1)	(18.4)	(3)%
Average NYMEX strip pricing as of fiscal year end (2)	(9.0)	(1)%
10 percent decrease in net proved undeveloped reserves (3)	(26.1)	(4)%
____________________________________________
(1)    The change solely reflects the impact of a 10 percent decrease in SEC pricing to the total reported estimated net proved reserve volumes as of December 31, 2025, and does not include additional impacts to our estimated net proved reserves that may result from our internal intent to drill hurdles or changes in future service or equipment costs.
(2)    The change solely reflects the impact of replacing SEC pricing with the five-year average NYMEX strip pricing as of December 31, 2025, and does not include additional impacts to our estimated net proved reserves that may result from our internal intent to drill hurdles or changes in future service or equipment costs. As of December 31, 2025, SEC pricing was $65.34 per Bbl for oil, $3.39 per MMBtu for gas, and $27.45 per Bbl for NGLs, and five-year average NYMEX strip pricing was $58.72 per Bbl for oil, $3.71 per MMBtu for gas, and $22.85 per Bbl for NGLs.
(3)    The change solely reflects a 10 percent decrease in net proved undeveloped reserves as of December 31, 2025, and does not include any additional impacts to our estimated net proved reserves.
Additional reserve information can be found in Reserves in Part I, Items 1 and 2 of this report, and in Supplemental Oil and Gas Information (unaudited) in Part II, Item 8 of this report.
Impairment of Proved Properties. Proved oil and gas properties are evaluated for impairment on a depletion pool-by-pool basis and reduced to fair value when there is an indication that their carrying amount may not be recoverable. We estimate the expected future cash flows of our proved oil and gas properties and compare these undiscounted cash flows to the carrying amount to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, we will write down the carrying amount of the proved oil and gas properties to fair value (or discounted future cash flows). Management estimates future cash flows from all proved reserves and risk adjusted probable and possible reserves using various factors, which are subject to our judgment and expertise, and include, but are not limited to, commodity price forecasts, estimated future operating and capital costs, development plans, and discount rates to incorporate the risk and current market conditions associated with realizing the expected cash flows. We cannot predict when or if future impairment charges will be recorded because of the uncertainty in the factors discussed above. Despite any amount of future impairment being difficult to predict, based on our commodity price assumptions as of

February 2, 2026, we do not expect any material proved oil and gas property impairments in the first quarter of 2026 resulting from commodity price impacts.
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
Hydraulic Fracturing. Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons from tight formations. For additional information about hydraulic fracturing and related environmental matters, refer to Risk Factors – Risks Related to Litigation and Government Regulations – Federal and state legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays.
Climate Change and Air Quality. In June 2013, President Obama announced a Climate Action Plan designed to further reduce GHG emissions and prepare the nation for the physical effects that may occur as a result of climate change. The Climate Action Plan targeted methane reductions from the oil and gas sector as part of a comprehensive interagency methane strategy. As part of the Climate Action Plan, on May 12, 2016, the EPA issued final regulations applicable to new, modified, or reconstructed sources that amended and expanded 2012 regulations for the oil and gas sector by, among other things, setting emission limits for volatile organic compounds (“VOCs” or “VOC”) and methane, a GHG, and added requirements for previously unregulated sources. The 2016 NSPS requires reduction of methane and VOCs from certain activities in oil and gas production, processing, transmission and storage and applies to facilities constructed, modified, or reconstructed after September 18, 2015. The regulation requires, among other things, GHG and VOC emission limits for certain equipment, such as centrifugal compressors and reciprocating compressors; semi-annual leak detection and repair for well sites and quarterly for boosting and garnering compressor stations and gas transmission compressor stations; control requirements and emission limits for pneumatic pumps; and additional requirements for control of GHGs and VOCs from well completions. In September 2020, the EPA finalized amendments to the 2012 and 2016 NSPS that removed transmission and storage infrastructure from regulation of methane emissions and other VOCs, as well as removed methane control requirements. The portion of the 2020 amendments that removed the transmission and storage infrastructure from the regulations was disapproved by the Congressional Review Act in 2021. In November 2021, the EPA proposed to expand the requirements of the 2012 and 2016 NSPS and also include requirements for states to develop performance standards to control methane emissions from existing sources. In December 2022, the EPA issued a supplemental proposal to update, strengthen, and expand the 2021 proposed rules. The EPA finalized the rule in December 2023. In March 2024, the EPA announced a final rule that implemented a waste emissions charge and new reporting requirements for facilities and wells completed after May 7, 2024. On March 14, 2025, President Trump signed a joint resolution of disapproval under the Congressional Review Act, voiding the EPA’s final rule on methane waste emission, and in July 2025, the EPA announced an interim final rule that extends deadlines for certain provisions related to facilities and wells.
States are also required to comply with the NAAQS. The oil and gas sector is often subjected to additional controls when areas within states are not attaining the ozone NAAQS as the VOCs emitted by the oil and gas sector are a precursor to ozone formation. The ozone NAAQS was set at 70 parts per billion (“ppb”) in 2015. In 2023, the EPA announced its plan to perform a full and complete review of the ozone NAAQS. The results of this review could result in changes to the ozone NAAQS which, if lowered, may result in additional actions by states requiring further emission controls and associated costs. Oil and gas facilities operating in areas that are determined to be out of compliance with the 70 ppb requirement or a lowered ozone NAAQS may be subject to increased emission controls and associated costs of compliance. In March of 2025, the EPA announced it was revisiting the Biden PM2.5 NAAQS and that it was planning on releasing guidance to increase flexibility of NAAQS implementation, reforms to the New Source Review, and direction on permitting obligations.
The United States Congress has from time to time considered adopting legislation to reduce emissions of GHGs and many of the states have already taken legal measures to reduce emissions of GHGs primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. Most of these cap and trade programs work by requiring major sources of emissions, such as electric power plants, or major producers of fuels, such as refineries and gas processing plants, to acquire and surrender emission allowances. The number of allowances available for purchase is reduced each year in an effort to achieve the overall GHG emission reduction goal. In addition, certain international agreements seek to limit and reduce GHGs globally, including the Global Methane Pledge announced at the United Nations Climate Change Conference in Glasgow that aims to reduce methane emissions by 30 percent compared with 2020 levels.
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
In terms of opportunities, the regulation of GHG emissions and the introduction of alternative incentives, such as enhanced oil recovery, carbon sequestration, and low carbon fuel standards, could benefit us in a variety of ways. For example, although federal regulation and climate change legislation could reduce the overall demand for the oil and gas that we produce, the relative demand for gas may increase because the burning of gas produces lower levels of emissions than other readily available fossil fuels such as oil and coal. In addition, if renewable resources such as wind or solar power become more prevalent, gas-fired electric plants may provide an alternative backup to maintain consistent electricity supply. Also, if states adopt low-carbon fuel standards, gas may become a more attractive transportation fuel. For the years ended December 31, 2025, and 2024, approximately 33 percent and 37 percent, respectively, of our production on a per BOE basis was gas. Market-based incentives for the capture and storage of carbon dioxide in underground reservoirs, particularly in oil and gas reservoirs, could also benefit us through the potential to obtain GHG emission allowances or offsets from or government incentives for the sequestration of carbon dioxide. For additional information about climate change, air quality, and related environmental matters, refer to Risk Factors – Risks Related to Litigation and Government Regulations – Legislative and regulatory initiatives and litigation related to global warming and climate change could have an adverse effect on our operations and the demand for oil, gas, and NGLs, and could result in significant litigation, capital, and related expenses and Federal and state regulatory initiatives relating to air quality and greenhouse gas emissions could result in increased costs and additional operating restrictions or delays.
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

The following table provides reconciliations of our net income (GAAP) and net cash provided by operating activities (GAAP) to adjusted EBITDAX (non-GAAP) for the periods presented:

	For the Years Ended December 31,
	2025	2024

	(in millions)
Net income (GAAP)	$648	$770
Interest expense	173	141
Interest income	(3)	(32)
Income tax expense	182	196
Depletion, depreciation, and amortization	1,207	809
Exploration (1)	51	59
Stock-based compensation expense	29	25
Net derivative gain	(178)	(50)
Net derivative settlement gain	132	69
Other, net	14	—
Adjusted EBITDAX (non-GAAP)	2,255	1,987
Interest expense	(173)	(141)
Interest income	3	32
Income tax expense	(182)	(196)
Exploration (1) (2)	(51)	(50)
Amortization of deferred financing costs	10	7
Deferred income taxes	178	175
Other, net	(42)	(44)
Net change in working capital	13	11
Net cash provided by operating activities (GAAP)	$2,011	$1,783
____________________________________________
Note: Prior year amounts may not calculate due to rounding.
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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of SM Energy Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of SM Energy Company and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2026 expressed an unqualified opinion thereon.
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

Depletion, Depreciation and Amortization (“DD&A”) of Proved Oil and Gas Properties

Description of the Matter
At December 31, 2025, the net book value of the Company’s proved oil and gas properties was $7.2 billion, and depletion, depreciation and amortization was $1.2 billion for the year then ended. As described in Note 1 to the consolidated financial statements, the Company follows the successful efforts method of accounting for its oil and gas properties. Under the successful efforts method of accounting, the capitalized costs of proved oil and gas properties are depleted using the units-of-production method based on proved oil and gas reserves, as estimated by the Company’s engineers. Proved oil and gas reserve estimates are impacted by various inputs, including historical production, oil and gas price assumptions, and future operating and capital cost assumptions, among others, and requires the expertise of the Company’s engineers in evaluating and interpreting the relevant data. Because of the complexity involved in estimating oil and gas reserves, management used independent petroleum engineers to audit the estimates prepared by the Company's engineers as of December 31, 2025.

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
Denver, Colorado
February 26, 2026

SM ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$368	$—
Accounts receivable	331	361
Derivative assets	83	49
Prepaid expenses and other	29	25
Total current assets	811	435
Property and equipment (successful efforts method):
Proved oil and gas properties	16,012	14,302
Accumulated depletion, depreciation, and amortization	(8,793)	(7,603)
Unproved oil and gas properties, net of valuation allowance of $12 and $33, respectively	460	765
Wells in progress	458	482
Other property and equipment, net of accumulated depreciation of $63 and $62, respectively	65	48
Total property and equipment, net	8,202	7,993
Noncurrent assets:
Derivative assets	6	4
Other noncurrent assets	234	145
Total noncurrent assets	240	149
Total assets	$9,253	$8,577
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$690	$760
Senior Notes, net	419	—
Derivative liabilities	2	7
Other current liabilities	58	22
Total current liabilities	1,169	790
Noncurrent liabilities:
Revolving credit facility	—	69
Senior Notes, net	2,296	2,708
Asset retirement obligations	150	145
Net deferred tax liabilities	724	545
Derivative liabilities	2	7
Other noncurrent liabilities	102	75
Total noncurrent liabilities	3,274	3,549

Commitments and contingencies (note 6)

Stockholders’ equity:
Common stock, $0.01 par value - authorized: 200,000,000 shares; issued and outstanding: 114,630,905 and 114,461,934 shares, respectively	1	1
Additional paid-in capital	1,517	1,502
Retained earnings	3,291	2,735
Accumulated other comprehensive income (loss)	1	(1)
Total stockholders’ equity	4,810	4,237
Total liabilities and stockholders’ equity	$9,253	$8,577
____________________________________________
Note: Prior year amounts may not calculate due to rounding.
The accompanying notes are an integral part of these consolidated financial statements.

SM ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	For the Years Ended December 31,
	2025	2024	2023
Operating revenues and other income:
Oil, gas, and NGL production revenue	$3,138	$2,671	$2,364
Other operating income	16	19	10
Total operating revenues and other income	3,154	2,690	2,374
Operating expenses:
Oil, gas, and NGL production expense	885	637	564
Depletion, depreciation, and amortization	1,207	809	690
Exploration	57	64	59
General and administrative	161	138	121
Net derivative gain	(178)	(50)	(68)
Other operating expense	22	16	21
Total operating expenses	2,154	1,615	1,387
Income from operations	1,000	1,076	987
Interest expense	(173)	(141)	(92)
Interest income	3	32	20
Other non-operating expense	—	(1)	(1)
Income before income taxes	830	966	914
Income tax expense	(182)	(196)	(96)
Net income	$648	$770	$818

Basic weighted-average common shares outstanding	115	115	119
Diluted weighted-average common shares outstanding	115	116	119
Basic net income per common share	$5.65	$6.71	$6.89
Diluted net income per common share	$5.64	$6.67	$6.86
____________________________________________
Note: Prior year amounts may not calculate due to rounding.
The accompanying notes are an integral part of these consolidated financial statements.

SM ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	For the Years Ended December 31,
	2025	2024	2023
Net income	$648	$770	$818
Other comprehensive income, net of tax:
Pension liability adjustment (1)	2	1	1
Total other comprehensive income, net of tax	2	1	1
Total comprehensive income	$650	$772	$819
____________________________________________
Note: Prior year amounts may not calculate due to rounding.
(1)    Refer to Note 12 – Pension Benefits for discussion of the pension liability adjustment.
The accompanying notes are an integral part of these consolidated financial statements.

SM ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except share data and dividends per share)

			Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Common Stock			Retained Earnings
	Shares	Amount
Balances, January 1, 2023	121,931,676	$1	$1,780	$1,309	$(4)	$3,085
Net income	—	—	—	818	—	818
Other comprehensive income	—	—	—	—	1	1
Net cash dividends declared, $0.63 per share	—	—	—	(74)	—	(74)
Issuance of common stock under Employee Stock Purchase Plan	114,427	—	3	—	—	3
Issuance of common stock upon vesting of RSUs, net of shares used for tax withholdings	554,216	—	(8)	—	—	(8)
Stock-based compensation expense	56,872	—	20	—	—	20
Purchase of shares under Stock Repurchase Program	(6,930,835)	—	(230)	—	—	(230)
Other	19,037	—	—	—	—	—
Balances, December 31, 2023	115,745,393	$1	$1,565	$2,052	$(3)	$3,616
Net income	—	—	—	770	—	770
Other comprehensive income	—	—	—	—	1	1
Net cash dividends declared, $0.76 per share	—	—	—	(87)	—	(87)
Issuance of common stock under Employee Stock Purchase Plan	97,500	—	3	—	—	3
Issuance of common stock upon vesting of RSUs, net of shares used for tax withholdings	350,675	—	(7)	—	—	(7)
Stock-based compensation expense	39,557	—	25	—	—	25
Purchase of shares under Stock Repurchase Program	(1,771,191)	—	(85)	—	—	(85)
Balances, December 31, 2024	114,461,934	$1	$1,502	$2,735	$(1)	$4,237
Net income	—	—	—	648	—	648
Other comprehensive income	—	—	—	—	2	2
Net cash dividends declared, $0.80 per share	—	—	—	(92)	—	(92)
Issuance of common stock under Employee Stock Purchase Plan	167,027	—	3	—	—	3
Issuance of common stock upon vesting of RSUs, and settlement of PSUs, net of shares used for tax withholdings	364,456	—	(5)	—	—	(5)
Stock-based compensation expense	82,193	—	29	—	—	29
Purchase of shares under Stock Repurchase Program	(444,705)	—	(12)	—	—	(12)
Balances, December 31, 2025	114,630,905	$1	$1,517	$3,291	$1	$4,810
____________________________________________
Note: Prior year amounts may not calculate due to rounding.
The accompanying notes are an integral part of these consolidated financial statements.

SM ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the Years Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$648	$770	$818
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation, and amortization	1,207	809	690
Stock-based compensation expense	29	25	20
Net derivative gain	(178)	(50)	(68)
Net derivative settlement gain	132	69	27
Amortization of deferred financing costs	10	7	5
Deferred income taxes	178	175	88
Other, net	(29)	(35)	(2)
Changes in working capital:
Accounts receivable	30	(86)	(10)
Prepaid expenses and other	1	(13)	(2)
Accounts payable and accrued expenses	(17)	109	8
Net cash provided by operating activities	2,011	1,783	1,574

Cash flows from investing activities:
Capital expenditures	(1,438)	(1,311)	(989)
Acquisition of proved and unproved oil and gas properties	(34)	(2,104)	(110)
Other, net	4	7	1
Net cash used in investing activities	(1,468)	(3,407)	(1,099)

Cash flows from financing activities:
Proceeds from revolving credit facility	1,570	1,019	—
Repayment of revolving credit facility	(1,638)	(950)	—
Net proceeds from Senior Notes	—	1,477	—
Cash paid to repurchase Senior Notes	—	(349)	—
Repurchase of common stock	(13)	(86)	(228)
Dividends paid	(92)	(85)	(72)
Net proceeds from sale of common stock	3	3	3
Other, net	(5)	(20)	(8)
Net cash provided by (used in) financing activities	(175)	1,008	(305)

Net change in cash, cash equivalents, and restricted cash	368	(616)	171
Cash, cash equivalents, and restricted cash at beginning of period	—	616	445
Cash, cash equivalents, and restricted cash at end of period	$368	$—	$616
____________________________________________
Note: Prior year amounts may not calculate due to rounding.
The accompanying notes are an integral part of these consolidated financial statements.

SM ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in millions)

	For the Years Ended December 31,
	2025	2024	2023

Supplemental schedule of additional cash flow information and non-cash activities:
Operating activities:
Cash paid for interest, net of capitalized interest (1)	$(166)	$(88)	$(87)
Investing activities:
Changes in capital expenditure accruals	$(39)	$(24)	$81
____________________________________________
(1)    Cash paid for interest, net of capitalized interest during the year ended December 31, 2024, does not include $9 million in fees paid to secure firm commitments for senior unsecured bridge term loans in connection with the Uinta Basin Acquisition.
The accompanying notes are an integral part of these consolidated financial statements.

SM ENERGY COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Summary of Significant Accounting Policies
Description of Operations
SM Energy Company, together with its consolidated subsidiaries, is an independent energy company engaged in the acquisition, exploration, development, and production of oil, gas, and NGLs in Texas, Utah, and as of January 30, 2026, upon closing of the Civitas Merger, Colorado, and New Mexico.
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

The following major customers and entities under common control accounted for 10 percent or more of the Company’s total oil, gas, and NGL production revenue for at least one of the periods presented:

	For the Years Ended December 31,
	2025		2024		2023

	Amount	% of total	Amount	% of total	Amount	% of total

	(in millions)
Major customer #1	$931	28%	$900	34%	$581	24%
Major customer #2	$212	6%	$248	9%	$261	11%
Group of entities under common control	$403	12%	$426	16%	$530	22%
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
Proved oil and gas properties are evaluated for impairment on a depletion pool-by-pool basis and reduced to fair value when there is an indication that their carrying amount may not be recoverable. The Company estimates future cash flows from all proved reserves and risk adjusted probable and possible reserves using various factors, which are subject to management’s judgment and expertise, and include, but are not limited to, commodity price forecasts, estimated future operating and capital costs, development plans, and discount rates to incorporate the risk and current market conditions associated with realizing the expected cash flows. If the carrying amount exceeds the estimated undiscounted future cash flows, an impairment is indicated and the carrying amount is reduced to fair value.
If an impairment is indicated, the Company uses Level 3 inputs and the income valuation technique, which converts future cash flows to a single present value amount, to measure the fair value of proved properties using a discount rate, price and cost forecasts, and certain reserve risk-adjustment factors, as selected by the Company’s management. The Company uses a discount rate that represents a current market-based weighted average cost of capital. The discount rate typically ranges from 10 percent to 15 percent. The prices for oil and gas are forecast based on NYMEX strip pricing, adjusted for basis differentials, for the first five years, after which a flat terminal price is used for each commodity stream. The prices for NGLs are forecast using OPIS Mont Belvieu pricing, adjusted for basis differentials, for as long as the market is actively trading, after which a flat terminal price is used. Future operating costs are also adjusted as deemed appropriate for these estimates. Certain undeveloped reserve estimates are also risk-adjusted given the risk to related projected cash flows due to performance and exploitation uncertainties.
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
Acquisition of proved and unproved properties
Assets acquired and liabilities assumed in transactions that meet the definition of a business combination under ASC Topic 805, Business Combinations, are accounted for using the acquisition method. Identifiable assets acquired and liabilities assumed are recognized separately from goodwill and measured at their estimated fair values as of the acquisition date, with any excess of consideration transferred over the net fair value of the identifiable assets acquired and liabilities assumed recorded as goodwill. The fair value measurements of assets acquired and liabilities assumed are based on inputs that are not observable in the market, and therefore represent Level 3 inputs. The fair values of oil and gas properties are measured using valuation techniques that convert future cash flows to a single discounted amount. Significant inputs to the valuation of oil and natural gas properties include estimates of reserves, future operating and development costs, future commodity prices, estimated future cash flows, reserve adjustment factors, and a market-based weighted average cost of capital. These inputs require significant judgments and estimates by management at the time of the valuation. Transaction and integration costs associated with a business combination are expensed as incurred.
Assets acquired and liabilities assumed under transactions that do not meet the criteria of a business combination under ASC Topic 805, Business Combinations are accounted for as an asset acquisition and are recorded based on the fair value of the total consideration transferred on the acquisition date using the lowest observable inputs available.
Refer to Note 17 – Mergers, Acquisitions, and Divestitures for additional discussion.
Asset Retirement Obligations
The Company recognizes an estimated liability for future costs associated with the abandonment of its oil and gas properties, including facilities requiring decommissioning. A liability for the fair value of an asset retirement obligation and corresponding increase to the carrying value of the related long-lived asset are recorded at the time a well is drilled or acquired, or a facility is constructed. The increase in carrying value is included in the proved oil and gas properties line item in the accompanying balance sheets. The Company depletes the amount added to proved oil and gas property costs and recognizes expense in connection with the accretion of the discounted liability over the remaining estimated lives of the respective long-lived assets. Asset retirement obligation accretion expense is included in the depletion, depreciation, and amortization line on the accompanying statements of operations. Cash paid to settle asset retirement obligations is included in the cash flows from operating activities section of the accompanying statements of cash flows.
The Company’s estimated asset retirement obligation is based on historical experience in plugging and abandoning wells, estimated lives, estimated plugging and abandonment cost, and federal and state regulatory requirements. The liability is discounted using the credit-adjusted risk-free rate estimated at the time the liability is incurred or revised. The credit-adjusted risk-free rates used to discount the Company’s plugging and abandonment liabilities range from 5.5 percent to 12 percent. In periods subsequent to initial measurement of the liability, the Company must recognize period-to-period changes in the liability resulting from the passage of time, revisions to either the amount of the original estimate of undiscounted cash flows or economic life, changes in inflation factors, or the Company’s credit-adjusted risk-free rate as market conditions warrant. Refer to Note 15 – Asset Retirement Obligations for a reconciliation of the Company’s total asset retirement obligation as of December 31, 2025, and 2024.
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
Revenue Recognition
The Company derives revenue predominately from the sale of produced oil, gas, and NGLs. Revenue reflects the Company’s net revenue interest production, including both its working interests and royalty interests. Revenue is recognized at the point in time when custody and title (“control”) of the product transfers to the purchaser, which may differ depending on the applicable contractual terms. Transfer of control determines the presentation of transportation, gathering, processing, and other post-production expenses (“costs and other deductions”) within the accompanying statements of operations. Costs and other deductions incurred by the Company prior to transfer of control are recorded within the oil, gas, and NGL production expense line item on the accompanying statements of operations. When control is transferred, sales are based on a market price that may be affected by fees and other deductions incurred by the purchaser subsequent to the transfer of control.
Revenue is recorded in the month when performance obligations are satisfied. However, settlement statements from the purchasers of hydrocarbons and the related cash consideration are received 30 to 90 days after production has occurred. As a result, the Company must estimate the amount of production delivered to the customer and the consideration that will ultimately be received for sale of the product. Revenue accruals are recorded monthly as accounts receivable from contracts with customers within the accounts receivable line item on the accompanying balance sheets. The Company uses knowledge of its properties, contractual arrangements, quality and transportation differentials, historical performance, NYMEX, local spot market, and OPIS prices, and other factors as the basis of the accrual estimates. Differences between estimates and the actual amounts received for product sales are recorded in the month payment is received from the purchaser.
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
•The Company has certain arrangements where oil volumes are transported by railcar to purchasers. For these sales arrangements, the Company generally delivers produced oil to customers at defined locations, including domestic rail terminal facilities. Upon delivery, the Company is entitled to an agreed upon index price, net of pricing differentials for each barrel sold. The Company recognizes revenue when control transfers to the customer and the Company has no further contractual obligation to the customer. Costs associated with the transportation of these oil volumes are recorded within the oil, gas, and NGL production expense line item on the accompanying statements of operations.
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
The Company’s performance obligations arise upon the production of hydrocarbons from wells in which the Company has an ownership interest. The performance obligations are considered satisfied upon control transferring to a purchaser at the wellhead, inlet, or tailgate of the midstream processor’s processing facility, rail terminal, or other contractually specified delivery point. For volumes sold at, or in close proximity to the wellhead or to the inlet or tailgate of the midstream processing facility, the time period between production and satisfaction of performance obligations is generally less than one day. For volumes transported by rail, this period is generally less than two weeks.
Refer to Note 2 – Revenue from Contracts with Customers for additional information.
Stock-Based Compensation
At December 31, 2025, the Company had stock-based employee compensation plans that included Restricted Stock Units (“RSU” or “RSUs”) and Performance Share Units (“PSU or “PSUs”) issued to employees, RSUs and restricted stock issued to non-employee directors, and the Company’s ESPP available to eligible employees. The Company records expense associated with the fair value of stock-based compensation in accordance with authoritative accounting guidance, which is based on the estimated fair value of these awards determined at the time of grant, and is included within the general and administrative and exploration expense line items in the accompanying statements of operations. For stock-based compensation awards containing non-market based performance conditions, the Company evaluates the probability of the number of shares that are expected to vest, and then adjusts the expense to reflect the number of shares expected to vest and the cumulative vesting period met to date. Further, the Company accounts for forfeitures of stock-based compensation awards as they occur. Refer to Note 10 – Stock-Based Compensation for additional discussion.
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
Comprehensive Income (Loss)
Comprehensive income (loss) is used to refer to net income (loss) plus other comprehensive income (loss). Other comprehensive income (loss) is comprised of revenues, expenses, gains, and losses that, under GAAP, are reported as separate components of stockholders’ equity instead of net income (loss). Comprehensive income (loss) is presented net of income taxes in the accompanying consolidated statements of comprehensive income. The Company’s policy for releasing income tax effects within accumulated other comprehensive income (loss) is an incremental, unit-of-account approach. Refer to Note 12 – Pension Benefits for detail on adjustments impacting other comprehensive income.

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
The Company evaluates its transactions to determine if any variable interest entities exist. If it is determined that the Company is the primary beneficiary of a variable interest entity, that entity is consolidated into the Company’s consolidated financial statements. The Company has not been involved in any unconsolidated SPE transactions during 2025 or 2024, or through the filing of this report.
Recently Issued Accounting Guidance
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 was issued to improve disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. ASU 2024-03 is effective for the fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The guidance is to be applied on a prospective basis; however, retrospective application is permitted. The Company is within the scope of this ASU and expects to adopt ASU 2024-03 on January 1, 2027, on a prospective basis, and adoption will result in new disclosures beginning with the 2027 Form 10-K, as prescribed by the guidance.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 was issued to improve the disclosures related to rate reconciliations and income taxes paid. ASU 2023-09 was effective for annual periods beginning after December 15, 2024, with early adoption permitted. The guidance is to be applied on a prospective basis; however, retrospective application is permitted. The Company adopted ASU 2023-09 on January 1, 2025, on a prospective basis, and has included the required new disclosures in this report.
As of December 31, 2025, and through the filing of this report, no other accounting guidance has been issued and not yet adopted that is applicable to the Company and that would have a material effect on the Company’s consolidated financial statements and related disclosures.
Note 2 – Revenue from Contracts with Customers
The Company recognizes its share of revenue from the sale of produced oil, gas, and NGLs from its Midland Basin, South Texas, and Uinta Basin assets. Oil, gas, and NGL production revenue presented within the accompanying statements of operations reflects revenue generated from contracts with customers.
The tables below present oil, gas, and NGL production revenue by product type for each of the Company’s operating areas.

	For the year ended December 31, 2025
	Midland Basin	South Texas	Uinta Basin	Total

	(in millions)
Oil production revenue	$1,249	$465	$847	$2,561
Gas production revenue	122	203	28	353
NGL production revenue	1	223	—	224
Total	$1,372	$891	$875	$3,138
Relative percentage	44%	28%	28%	100%

	For the year ended December 31, 2024
	Midland Basin	South Texas	Uinta Basin	Total

	(in millions)
Oil production revenue	$1,448	$543	$197	$2,187
Gas production revenue	118	124	7	249
NGL production revenue	1	234	—	235
Total	$1,567	$900	$204	$2,671
Relative percentage	59%	34%	7%	100%
____________________________________________
Note: Amounts may not calculate due to rounding.

	For the year ended December 31, 2023
	Midland Basin	South Texas	Total

	(in millions)
Oil production revenue	$1,348	$466	$1,814
Gas production revenue	175	153	328
NGL production revenue	1	222	222
Total	$1,524	$840	$2,364
Relative percentage	64%	36%	100%
____________________________________________
Note: Amounts may not calculate due to rounding.

As of December 31, 2025, there were no material unsatisfied or partially unsatisfied performance obligations.
The accounts receivable balances from contracts with customers within the accompanying balance sheets as of December 31, 2025, and 2024, were $193 million and $246 million, respectively.
Note 3 – Equity
Stock Repurchase Program
The Company’s stock repurchase program permits the repurchase of up to $500 million in aggregate value of its common stock through December 31, 2027. The Stock Repurchase Program permits the Company to repurchase shares of its common stock from time to time in open market transactions, through privately negotiated transactions or by other means in accordance with federal securities laws and subject to certain provisions of the Credit Agreement and the indentures governing the Senior Notes, as defined in Note 5 – Long-Term Debt. The timing, as well as the number and value of shares repurchased under the Stock Repurchase Program, will be determined by certain authorized officers of the Company at their discretion and will depend on a variety of factors, including the market price of the Company’s common stock, general market and economic conditions and applicable legal requirements. The value of shares authorized for repurchase by the Board of Directors does not require the Company to repurchase such shares or guarantee that such shares will be repurchased, and the Stock Repurchase Program may be suspended, modified, or discontinued at any time without prior notice. No assurance can be given that any particular number or dollar value of its shares will be repurchased by the Company.
The following table presents activity under the Company’s Stock Repurchase Program:

	For the Years Ended December 31,
	2025	2024	2023

Shares of common stock repurchased (1)	444,705	1,771,191	6,930,835
Weighted-average price per share (2)	$27.25	$47.40	$32.89
Cost of shares of common stock repurchased (in millions) (2) (3)	$12	$84	$228
____________________________________________
(1)    All repurchased shares of the Company’s common stock were retired upon repurchase.
(2)    Amounts exclude excise taxes, commissions, and fees.
(3)    Amounts may not calculate due to rounding.
As of December 31, 2025, $488 million remained available for repurchases of the Company’s outstanding common stock through December 31, 2027, under the Stock Repurchase Program.
Dividends
During 2025, the Company had a fixed dividend of $0.80 per share annually, paid in quarterly increments of $0.20 per share. During the year ended December 31, 2025, net cash dividends declared totaled $92 million. In February of 2026, the Company’s Board of Directors approved a 10 percent increase to the Company’s annual base dividend to $0.88 per share, payable quarterly, effective beginning with the March 2026 dividend.
Common Stock
Refer to Note 17 – Mergers, Acquisitions, and Divestitures for discussion of the impact of the Civitas Merger on the Company’s authorized, issued, and outstanding common stock.
Note 4 – Income Taxes
Effective January 1, 2025, the Company adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments were applied prospectively and primarily affect the Company’s annual income tax disclosures, including enhanced effective tax rate reconciliation and income taxes paid information, as presented below.

The provision for income taxes consisted of the following:

	For the Years Ended December 31,
	2025	2024	2023

	(in millions)
Current portion of income tax (expense) benefit
Federal	$2	$(18)	$(8)
State	(6)	(3)	—
Deferred portion of income tax expense	(178)	(175)	(88)
Income tax expense	$(182)	$(196)	$(96)
The components of the net deferred tax liabilities are as follows:

	As of December 31,
	2025	2024

	(in millions)
Deferred tax liabilities:
Oil and gas properties excluding asset retirement obligation	$792	$596
Derivative assets	19	8
Other	8	6
Total deferred tax liabilities	819	611
Deferred tax assets:
Asset retirement obligation liabilities	35	33
Credit carryover, net	44	19
Lease liabilities	6	4
Legal liabilities	3	3
Federal and state tax net operating loss carryovers	3	3
Equity compensation	3	2
Other	2	3
Total deferred tax assets	96	67
Valuation allowance	(1)	(1)
Net deferred tax assets	95	66
Net deferred tax liabilities	$724	$545

Current federal income tax refundable (payable)	$—	$2
Current state income tax refundable (payable)	$2	$—
____________________________________________
Note: Amounts may not calculate due to rounding.
As of December 31, 2025, the Company had gross state NOL carryforwards of $67 million. Other than in states with no NOL carryforward expiration, the Company’s state NOL carryforwards expire between 2035 and 2039. The Company’s current valuation allowance includes an amount for state NOL carryforwards, which are expected to expire before they can be utilized.
Income tax expense or benefit differs from the amount that would be calculated by applying the statutory United States federal income tax rate to income or loss before income taxes. These differences primarily relate to the effect of federal and state tax credits, state income taxes, excess tax benefits and deficiencies from stock-based compensation awards, tax deduction limitations on compensation of covered individuals, the cumulative effect of other smaller permanent differences, and can also reflect the cumulative effect of an enacted tax rate change, in the period of enactment, on the Company’s net deferred tax asset and liability balances. These differences for the years ended December 31, 2025, 2024, and 2023, are presented below:

	For the Years Ended December 31,
	2025		2024		2023

	Amount	Percent	Amount	Percent	Amount	Percent

	(in millions)
U.S. Federal statutory tax rate	$(174)	21.0%	$(203)	21.0%	$(192)	21.0%
R&D and other tax credits	18	(2.1)	17	(1.8)	92	(10.1)
Change in valuation allowance	—	—	1	(0.1)	—	—
State tax (expense) benefit, net of federal effect (1)	(22)	2.6	(9)	0.9	5	(0.6)
Nontaxable and nondeductible Items	(4)	0.5	—	—	—	—
Other	—	—	(1)	0.3	(2)	0.2
Effective tax rate	$(182)	22.0%	$(196)	20.3%	$(96)	10.5%
____________________________________________
Note: Amounts may not calculate due to rounding.
(1)    For the year ended December 31, 2025, state taxes in Texas and Utah made up the majority (greater than 50 percent) of the tax effect in this category.
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
The Company completed a multi-year R&D credit study in 2023, which resulted in a favorable adjustment to the Company’s effective tax rate for the year ended December 31, 2023, and a reduction of the Company’s 2023 tax obligation. After utilizing a portion of the credits for the 2023 and 2024 tax years, the recorded net carryover R&D credit, as of December 31, 2025, expected to be utilized in future periods totaled $44 million. The R&D credits expire between 2042 and 2045.
On July 4, 2025, the OBBBA was enacted into law introducing changes to corporate tax provisions. The Company recorded the impact of this legislation on full-year income tax expense during the third quarter of 2025. As part of its evaluation of the OBBBA, and in accordance with ASC 740, the Company recorded increases to its deferred tax assets and liabilities. The adjustment to its deferred tax assets did not result in a change to the Company’s valuation allowance. Additionally, the Company recorded decreases to its current portion of income tax expense and current income taxes payable. These decreases were primarily attributable to the following provisions of the OBBBA: (i) reinstatement of the immediate expensing of domestic research and development (“R&D”) costs; (ii) allowance for the deduction of prior year capitalized and unamortized R&D costs; and (iii) the extension of 100 percent bonus depreciation for qualified property placed in service. The OBBBA also reinstated the option to elect a reduced R&D credit over capitalizing certain costs, which impacted the Company’s effective tax rate for the twelve months ended December 31, 2025.
For all years before 2022, the Company is generally no longer subject to United States federal or state income tax examinations by tax authorities.
The Company complies with authoritative accounting guidance regarding uncertain tax provisions. The entire amount of unrecognized tax benefit reported by the Company would affect its effective tax rate if recognized.
The total amount recorded for unrecognized tax benefits is presented below:

	For the Years Ended December 31,
	2025	2024	2023

	(in millions)
Beginning balance	$29	$24	$—
Additions based on tax positions related to current year	2	5	24
Ending balance	$31	$29	$24

Income taxes paid (net of refunds) were as follows:

	For the Years Ended December 31,
	2025	2024	2023

	(in millions)
Federal	$(4)	$26	$3
State	8	1	6
Total	$4	$27	$9
Income taxes paid (net of refunds) exceeded five percent of total income taxes paid (net of refunds) in the following jurisdictions:

For the Year Ended December 31,
2025

(in millions)
State
Texas	$2
Utah	1
Delaware	2
Oklahoma	3
Note 5 – Long-Term Debt
Credit Agreement
The Company’s Credit Agreement provides for a senior secured revolving credit facility with a maximum loan amount of $3.0 billion. As of December 31, 2025, the borrowing base and aggregate revolving lender commitments under the Credit Agreement were $3.0 billion and $2.0 billion, respectively. The revolving credit facility is secured by substantially all of the Company’s proved oil and gas properties. The borrowing base is subject to regular, semi-annual redetermination, and considers the value of both the Company’s proved oil and gas properties reflected in the Company’s most recent reserve report; and commodity derivative contracts, each as determined by the Company’s lender group. The next borrowing base redetermination date is scheduled to occur on April 1, 2026.
Third Amendment. On October 13, 2025, the Company and its lenders entered into the Third Amendment to the Credit Agreement (“Third Amendment”) to amend certain provisions related to the maturity date of the Credit Agreement. The Third Amendment amends the springing maturity provision of the Credit Agreement and provides that the maturity date of the Credit Agreement of October 1, 2029, can be accelerated in the event that (i) the outstanding balance of all Senior Notes and other unsecured indebtedness that matures within 91 days exceeds $50 million in the aggregate, and (ii) the Company’s borrowing availability under the Credit Agreement, less the aggregate amount of outstanding Senior Notes and other unsecured indebtedness that matures within 91 days, is less than 20 percent of the current revolving loan commitment amount.
Fourth Amendment. On January 30, 2026, the Company and its lenders entered into the Fourth Amendment to the Credit Agreement (“Fourth Amendment”) in connection with the closing of the Civitas Merger to, among other things: (i) permit the assumption of outstanding Civitas senior unsecured notes and add the subsidiaries of Civitas as guarantors under the Credit Agreement, (ii) extend the scheduled maturity date for elected revolving commitments to January 30, 2031, (iii) increase the aggregate revolving lender commitments available under the Credit Agreement from $2.0 billion to $2.5 billion and add three new lender counterparties, (iv) increase the borrowing base from $3.0 billion to $5.0 billion, (v) eliminate the credit spread adjustment applicable to term SOFR loans (as defined in the Credit Agreement), and (vi) make certain other amendments to the financial covenant definitions and provide additional flexibility under certain affirmative covenants, negative covenants and events of default.
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
The following table presents the outstanding balance, total amount of letters of credit outstanding, and available borrowing capacity under the Credit Agreement:

	As of February 2, 2026	As of December 31, 2025	As of December 31, 2024

	(in millions)
Revolving credit facility (1)	$—	$—	$69
Letters of credit (2)	4	2	2
Available borrowing capacity	2,496	1,999	1,930
Total aggregate revolving lender commitment amount	$2,500	$2,000	$2,000
____________________________________________
Note: Amounts may not calculate due to rounding.
(1)    Unamortized deferred financing costs attributable to the revolving credit facility are presented as a component of the other noncurrent assets line item on the accompanying balance sheets and totaled $15 million and $19 million as of December 31, 2025, and 2024, respectively. These costs are being amortized over the term of the Credit Agreement on a straight-line basis.
(2)    Letters of credit outstanding reduce the amount available under the revolving credit facility on a dollar-for-dollar basis.
Senior Notes
The Company’s Senior Notes, net line item on the accompanying balance sheets as of December 31, 2025, and 2024, consisted of the following (collectively referred to as “Senior Notes”):

	As of December 31, 2025			As of December 31, 2024
	Principal Amount	Unamortized Deferred Financing Costs	Principal Amount, Net	Principal Amount	Unamortized Deferred Financing Costs	Principal Amount, Net

	(in millions)
6.75% Senior Notes due 2026 (1)	$419	$—	$419	$419	$1	$418
6.625% Senior Notes due 2027	417	1	416	417	2	415
6.5% Senior Notes due 2028	400	3	397	400	4	396
6.75% Senior Notes due 2029	750	8	742	750	10	740
7.0% Senior Notes due 2032	750	10	740	750	11	739
Total	$2,736	$22	$2,714	$2,736	$28	$2,708
____________________________________________
(1)    As of December 31, 2025, the 6.75% Senior Notes due 2026, as defined below, are presented in the current liabilities section of the accompanying balance sheets.
2026 Senior Notes. On September 12, 2016, the Company issued $500 million in aggregate principal amount of 6.75% Senior Notes due 2026, at par, which mature on September 15, 2026 (“2026 Senior Notes”). The Company received net proceeds of $492 million after deducting fees of $8 million.
2027 Senior Notes. On August 20, 2018, the Company issued $500 million in aggregate principal amount of 6.625% Senior Notes due 2027, at par, which mature on January 15, 2027 (“2027 Senior Notes”). The Company received net proceeds of $492 million after deducting fees of $8 million.
2028 Senior Notes. On June 23, 2021, the Company issued $400 million in aggregate principal amount of 6.5% Senior Notes due 2028, at par, which mature on July 15, 2028 (“2028 Senior Notes”). The Company received net proceeds of $393 million after deducting fees of $7 million.

2029 Senior Notes. On July 25, 2024, the Company issued $750 million in aggregate principal amount of 6.75% Senior Notes due 2029, at par, which mature on August 1, 2029 (“2029 Senior Notes”). The Company received net proceeds of $739 million after deducting fees of $12 million.
2032 Senior Notes. On July 25, 2024, the Company issued $750 million in aggregate principal amount of 7.0% Senior Notes due 2032, at par, which mature on August 1, 2032 (“2032 Senior Notes”). The Company received net proceeds of $739 million after deducting fees of $12 million.
Civitas Senior Notes. In connection with the Civitas Merger on January 30, 2026, the Company assumed approximately $4.9 billion in aggregate principal amount of additional senior notes with maturities through 2033.
Senior Notes Activity
On August 26, 2024, the Company redeemed the entirety of the $349 million of aggregate principal amount outstanding of its 2025 Senior Notes, pursuant to the terms of the indenture governing the 2025 Senior Notes, which provided for a redemption price equal to 100 percent of the principal amount outstanding of the 2025 Senior Notes on the date of redemption, plus accrued and unpaid interest. Upon redemption, the Company recorded an immaterial loss on extinguishment of debt related to the accelerated expense recognition of the remaining unamortized deferred financing costs. The Company canceled all redeemed 2025 Senior Notes upon settlement.
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
Covenants
The Company is subject to certain financial and non-financial covenants under the Credit Agreement and the indentures governing the Senior Notes that, among other terms, limit the Company’s ability to incur additional indebtedness, make restricted payments including dividends, sell assets, create liens that secure debt, enter into transactions with affiliates, make certain investments, or merge or consolidate with other entities. The financial covenants under the Credit Agreement require that the Company’s (a) total funded debt, as defined in the Credit Agreement, to 12-month trailing adjusted EBITDAX ratio cannot be greater than 3.50 to 1.00 on the last day of each fiscal quarter; and (b) adjusted current ratio, as defined in the Credit Agreement, cannot be less than 1.00 to 1.00 as of the last day of any fiscal quarter. The Company was in compliance with all covenants under the Credit Agreement and the indentures governing the Senior Notes as of December 31, 2025, and through the filing of this report.
Capitalized Interest
Capitalized interest costs for the years ended December 31, 2025, 2024, and 2023, totaled $34 million, $26 million, and $20 million, respectively. The amount of interest the Company capitalizes generally fluctuates based on the amount borrowed, the Company’s capital program, and the timing and amount of costs associated with capital projects that are considered in progress. Capitalized interest costs are included in total costs incurred. Refer to Costs Incurred in Supplemental Oil and Gas Information (unaudited) in Part II, Item 8 of this report for additional information.

Note 6 – Commitments and Contingencies
Commitments
As of December 31, 2025, the Company had entered into various types of agreements as discussed below. The following table presents the annual minimum payments related to these agreements for the next five years, and the total minimum payments thereafter as of December 31, 2025:

	For the Years Ending December 31,
	2026	2027	2028	2029	2030	Thereafter	Total

	(in millions)
Delivery commitments (1) (2)	$46	$32	$20	$4	$4	$7	$113
Drilling rig contracts (3)	29	—	—	—	—	—	29
Office space leases (4)	5	5	5	5	5	21	46
Electrical power purchase contracts	17	17	17	2	—	—	53
Compression service contracts	23	17	7	3	1	—	51
Railcar agreements	16	15	11	8	3	3	56
Other (5)	12	9	3	—	—	—	24
Total	$148	$95	$63	$22	$13	$31	$372
____________________________________________
Note: The Company does not expect to incur material penalties or shortfalls with regard to its commitments.
(1)    The Company has transportation throughput, terminal services, transloading, and delivery commitments with various third-parties that require delivery of a minimum amount of oil. As of December 31, 2025, the Company had commitments to deliver a minimum of 49 MMBbl of oil through December of 2032. Certain of these oil delivery commitments may be fulfilled with the same single barrel of oil. The Company would be required to make periodic deficiency payments for any shortfalls in delivering the minimum volume commitments under certain agreements.
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
(3)    As of December 31, 2025, the Company’s drilling rig commitments had contract terms extending through the third quarter of 2026. If all of these contracts were terminated as of December 31, 2025, the Company would avoid a portion of the contractual service commitments; however, the Company would be required to pay $20 million in early termination fees. No material expenses related to early termination or standby fees were incurred by the Company during the year ended December 31, 2025.
(4)    The Company leases office space under various operating leases, including maintenance, with certain terms extending into 2035. Rent expense was $3 million, $2 million, and $3 million for the years ended December 31, 2025, 2024, and 2023, respectively.
(5)    Primarily consists of IT contracts, water purchase agreements, a sand purchase agreement, and vehicle leases.
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

The Company has entered into fixed price oil and gas basis swaps in order to mitigate exposure to adverse pricing differentials between certain industry benchmark prices and the actual physical pricing points where the Company’s production is sold. As of December 31, 2025, the Company had basis swap contracts with fixed price differentials between:
•NYMEX WTI and Argus WTI Midland (“WTI Midland”) for a portion of its Midland Basin oil production with sales contracts that settle at WTI Midland prices;
•NYMEX WTI and Argus WTI Houston Magellan East Houston Terminal (“WTI Houston MEH”) for a portion of its South Texas and Uinta Basin oil production with sales contracts that settle at WTI Houston MEH prices;
•NYMEX HH and Inside FERC (“IF”) Waha hub in West Texas (“Waha”) for a portion of its Midland Basin gas production with sales contracts that settle at IF Waha prices; and
•NYMEX HH and Inside FERC Houston Ship Channel (“IF HSC”) for a portion of its South Texas gas production with sales contracts that settle at IF HSC prices.
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

As of December 31, 2025, the Company had commodity derivative contracts outstanding through the fourth quarter of 2027 as summarized in the table below:

	Contract Period
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	2026	2026	2026	2026	2027
Oil Derivatives (volumes in MBbl and prices in $ per Bbl):
Swaps
NYMEX WTI Volumes	1,744	1,303	2,014	876	—
Weighted-Average Contract Price	$63.03	$62.04	$63.00	$59.78	$—
Collars
NYMEX WTI Volumes	2,132	2,213	1,119	438	—
Weighted-Average Floor Price	$56.80	$55.98	$57.80	$60.00	$—
Weighted-Average Ceiling Price	$65.34	$64.32	$65.23	$64.00	$—
Basis Swaps
WTI Midland-NYMEX WTI Volumes	1,076	1,086	975	1,140	—
Weighted-Average Contract Price	$0.99	$0.99	$0.99	$0.99	$—
WTI Houston MEH-NYMEX WTI Volumes	391	400	392	378	—
Weighted-Average Contract Price	$2.02	$2.02	$1.97	$2.01	$—
Roll Differential Swaps
NYMEX WTI Volumes	1,329	—	—	—	—
Weighted-Average Contract Price	$0.35	$—	$—	$—	$—

Gas Derivatives (volumes in BBtu and prices in $ per MMBtu):
Swaps
NYMEX HH Volumes	5,724	10,194	11,417	8,176	17,093
Weighted-Average Contract Price	$4.41	$3.55	$3.90	$4.22	$4.12
IF HSC Volumes	957	—	—	—	—
Weighted-Average Contract Price	$4.07	$—	$—	$—	$—
IF Waha Volumes	3,461	2,232	3,813	1,067	4,603
Weighted-Average Contract Price	$2.93	$1.21	$2.35	$3.13	$3.64
Collars
NYMEX HH Volumes	6,743	3,398	3,505	8,952	2,696
Weighted-Average Floor Price	$3.65	$3.25	$3.25	$3.56	$4.00
Weighted-Average Ceiling Price	$6.15	$3.55	$4.21	$5.34	$5.54
Basis Swaps
IF Waha-NYMEX HH Volumes	574	—	—	—	4,495
Weighted-Average Contract Price	$(1.75)	$—	$—	$—	$(0.70)
IF HSC-NYMEX HH Volumes	973	—	—	—	—
Weighted-Average Contract Price	$(0.18)	$—	$—	$—	$—

NGL Derivatives (volumes in MBbl and prices in $ per Bbl):
Swaps
OPIS Ethane Mont Belvieu Non-TET Volumes	259	137	137	141	—
Weighted-Average Contract Price	$12.57	$11.71	$11.71	$11.71	$—
Derivative Assets and Liabilities Fair Value
The Company’s commodity derivatives are measured at fair value and are included in the accompanying balance sheets as derivative assets and liabilities, with the exception of derivative instruments that meet the “normal purchase normal sale” exclusion.

The Company does not designate its commodity derivative contracts as hedging instruments. The fair value of the commodity derivative contracts at December 31, 2025, and 2024, was a net asset of $85 million and $38 million, respectively.
The following table details the fair value of commodity derivative contracts recorded in the accompanying balance sheets, by category:

	As of December 31, 2025	As of December 31, 2024

	(in millions)
Derivative assets:
Current assets	$83	$49
Noncurrent assets	6	4
Total derivative assets	$89	$52
Derivative liabilities:
Current liabilities	$2	$7
Noncurrent liabilities	2	7
Total derivative liabilities	$4	$14
Offsetting of Derivative Assets and Liabilities
As of December 31, 2025, and 2024, all derivative instruments held by the Company were subject to master netting arrangements with various financial institutions. In general, the terms of the Company’s agreements provide for offsetting of amounts payable or receivable between it and the counterparty, at the election of both parties, for transactions that settle on the same date and in the same currency. The Company’s agreements also provide that in the event of an early termination, the counterparties have the right to offset amounts owed or owing under that and any other agreement with the same counterparty. The Company’s accounting policy is to not offset these positions in its accompanying balance sheets.
The following table provides a reconciliation between the gross assets and liabilities reflected on the accompanying balance sheets and the potential effects of master netting arrangements on the fair value of the Company’s commodity derivative contracts:

	Derivative Assets as of		Derivative Liabilities as of
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024

	(in millions)
Gross amounts presented in the accompanying balance sheets	$89	$52	$(4)	$(14)
Amounts not offset in the accompanying balance sheets	(4)	(13)	4	13
Net amounts	$85	$40	$—	$(1)
____________________________________________
Note: Amounts may not calculate due to rounding.
The Company recognizes all gains and losses from changes in commodity derivative fair values immediately in earnings rather than deferring such amounts in accumulated other comprehensive income (loss). The Company had no commodity derivative contracts designated as hedging instruments for the years ended December 31, 2025, 2024, and 2023. Refer to Note 8 – Fair Value Measurements for more information regarding the Company’s derivative instruments, including its valuation techniques.

The following table summarizes the commodity components of the net derivative settlement gain and the net derivative gain line items presented within the accompanying statements of cash flows and the accompanying statements of operations, respectively:

	For the Years Ended December 31,
	2025	2024	2023

	(in millions)
Net derivative settlement (gain) loss:
Oil contracts	$(67)	$(13)	$27
Gas contracts	(67)	(59)	(49)
NGL contracts	2	3	(5)
Total net derivative settlement gain:	$(132)	$(69)	$(27)

Net derivative (gain) loss:
Oil contracts	$(98)	$(5)	$(21)
Gas contracts	(80)	(49)	(43)
NGL contracts	—	4	(5)
Total net derivative gain:	$(178)	$(50)	$(68)
____________________________________________
Note: Amounts may not calculate due to rounding.
Credit Related Contingent Features
As of December 31, 2025, all of the Company’s derivative counterparties were members of the Company’s Credit Agreement lender group. The Company does not enter into derivative contracts with counterparties that are not part of the lender group. Under the Credit Agreement, the Company is required to provide mortgage liens on assets having a value equal to at least 85 percent of the total PV-9, as defined in the Credit Agreement, of the Company’s proved oil and gas properties evaluated in the most recent reserve report. Collateral securing indebtedness under the Credit Agreement also secures the Company’s derivative agreement obligations.
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

	As of December 31, 2025			As of December 31, 2024
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

	(in millions)
Assets:
Derivatives	$—	$89	$—	$—	$52	$—
Liabilities:
Derivatives	$—	$4	$—	$—	$14	$—

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
Long-Term Debt
The following table reflects the fair value of the Company’s Senior Notes obligations measured using Level 1 inputs based on quoted secondary market trading prices. These notes were not presented at fair value on the accompanying balance sheets as of December 31, 2025, or 2024, as they were recorded at carrying value, net of any unamortized deferred financing costs. Refer to Note 5 – Long-Term Debt for additional information.

	As of December 31,
	2025		2024
	Principal Amount	Fair Value	Principal Amount	Fair Value

	(in millions)
6.75% Senior Notes due 2026 (1)	$419	$420	$419	$420
6.625% Senior Notes due 2027	$417	$419	$417	$416
6.5% Senior Notes due 2028	$400	$405	$400	$399
6.75% Senior Notes due 2029	$750	$756	$750	$742
7.0% Senior Notes due 2032	$750	$739	$750	$741
____________________________________________
(1)    As of December 31, 2025, the 2026 Senior Notes are presented in the current liabilities section of the accompanying balance sheets.
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
For the years ended December 31, 2025, 2024, and 2023, potentially dilutive securities for this calculation consisted primarily of non-vested RSUs and contingent PSUs, which were measured using the treasury stock method.
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
Refer to Note 10 – Stock-Based Compensation for additional detail on RSUs and PSUs.
The following table sets forth the calculations of basic and diluted net income per common share:

	For the Years Ended December 31,
	2025	2024	2023

	(in millions, except per share data)
Net income	$648	$770	$818

Basic weighted-average common shares outstanding	115	115	119
Dilutive effect of non-vested RSUs, contingent PSUs, and other	—	1	1
Diluted weighted-average common shares outstanding	115	116	119

Basic net income per common share	$5.65	$6.71	$6.89
Diluted net income per common share	$5.64	$6.67	$6.86
____________________________________________
Note: Amounts may not calculate due to rounding.
Note 10 – Stock-Based Compensation
On May 22, 2025, the Company’s stockholders approved the 2025 Equity Incentive Compensation Plan (“2025 Equity Plan”), which succeeded the SM Energy Company Equity Incentive Compensation Plan, as amended and restated effective as of May 22, 2018 (“Predecessor Equity Plan” and together with the 2025 Equity Plan, the “Equity Plans”). The Company ceased granting awards under the Predecessor Equity Plan following the approval of the 2025 Equity Plan, however, existing awards remain outstanding under the Predecessor Equity Plan. Among other items, the 2025 Equity Plan authorized an increase in the total number of shares of the Company’s common stock available for grant of approximately 2.0 million shares. The 2025 Equity Plan is included as Exhibit 10.25 to this report.
As of December 31, 2025, approximately 2.5 million shares of common stock were available for grant under the 2025 Equity Plan. The issuance of a direct share benefit, such as a share of common stock, a stock option, a restricted share, an RSU or a PSU, counts as one share against the number of shares available to be granted under the Equity Plans. Each PSU has the potential to count as two shares against the number of shares available to be granted under the Equity Plans based on the final performance multiplier.
Performance Share Units
The Company has granted PSUs to eligible employees as part of its Equity Plans. The number of shares of the Company’s common stock issued to settle PSUs ranges from zero to two times the number of PSUs awarded and is determined based on certain criteria over a three-year performance period. PSUs generally vest on the third anniversary of the grant date or upon other triggering events as set forth in the applicable Equity Plan. Employees who meet retirement eligibility criteria on the grant date of a PSU award (as determined by the applicable grant agreement) vest in pro-rata increments on a daily basis over the three-year performance period beginning at the grant date, and any non-vested portions of a PSU award will be forfeited if the employee leaves the Company.
The fair value of PSUs is measured at the grant date using a stochastic Monte Carlo simulation using geometric Brownian motion (“GBM Model”). A stochastic process is a mathematically defined equation that can create a series of outcomes over time.

These outcomes are not deterministic in nature, which means that by iterating the equations multiple times, different results will be obtained for each iteration. In the case of the Company’s PSUs, the Company cannot predict with certainty the path of its stock price or the stock prices of its peers over the three-year performance period. By using a stochastic simulation, the Company can create multiple prospective stock pathways, statistically analyze these simulations, and ultimately make inferences regarding the path the stock price may take. As such, because future stock prices are stochastic, or probabilistic with some direction in nature, the stochastic method, specifically the GBM Model, is deemed an appropriate method by which to determine the fair value of the PSUs. Significant assumptions used in this simulation include the Company’s expected volatility, dividend yield, and risk-free interest rate based on U.S. Treasury yield curve rates with maturities consistent with a three-year vesting period, as well as the volatilities and dividend yield for each of the Company’s peers.
For PSUs granted in 2025, settlement will be determined based on the Company’s total shareholder return (“TSR”) measured over the three-year performance period, including equally weighted absolute TSR and TSR relative to certain peer companies. For PSUs granted in 2024, and 2023, settlement will be determined based on a combination of the following criteria measured over the three-year performance period: relative TSR, absolute TSR, free cash flow (“FCF”) generation, and the achievement of certain sustainability targets, in each case as defined by the award agreement. The relative and absolute TSR portions of the fair value of the PSUs granted in 2025, 2024, and 2023, were measured on the grant date using the GBM Model. The portion of the awards associated with FCF generation and sustainability performance conditions assumes that target amounts will be met at the end of the performance period. Because a portion of the 2024 and 2023 awards depends on performance-based settlement criteria, compensation expense may be adjusted in future periods as the expected number of shares of the Company’s common stock issued to settle the units increases or decreases based on the Company’s expected FCF generation and achievement of certain sustainability targets.
The Company initially records compensation expense associated with the issuance of PSUs based on the fair value of the awards as of the grant date and may adjust compensation expense in future periods as discussed above. Compensation expense for PSUs is recognized within general and administrative expense and exploration expense over the vesting periods of the respective awards. Total compensation expense recorded for PSUs was $7 million, $6 million, and $3 million for the years ended December 31, 2025, 2024, and 2023, respectively. As of December 31, 2025, there was $13 million of total unrecognized expense related to non-vested PSUs, which is being amortized through mid-2028.
The fair value of PSUs granted in each of 2025 and 2024 was $10 million, and in 2023, was $8 million.
A summary of activity is presented in the following table:

	For the Years Ended December 31,
	2025		2024		2023
	PSUs (1)	Weighted-Average Grant-Date Fair Value (2)	PSUs (1)	Weighted-Average Grant-Date Fair Value (2)	PSUs (1)	Weighted-Average Grant-Date Fair Value (2)
Non-vested at beginning of year	694,366	$32.99	469,432	$27.83	273,258	$26.67
Granted	374,692	$27.45	231,120	$42.76	256,633	$29.93
Vested	(61,343)	$26.67	—	$—	(15,950)	$25.50
Forfeited	(188,110)	$28.28	(6,186)	$25.87	(44,509)	$26.45
Non-vested at end of year	819,605	$32.18	694,366	$32.99	469,432	$27.83
____________________________________________
(1)The number of PSUs presented assumes a multiplier of one. The actual final number of shares of common stock to be issued at the end of the three-year performance period will range from zero to two times the number of PSUs awarded depending on the three-year performance multiplier.
(2)Amounts represent price per unit.
During the year ended December 31, 2025, the Company settled PSUs that were granted in 2022, at a 0.28 times multiplier based on the same performance criteria utilized for PSUs granted in 2024 and 2023, as described above. The Company and all eligible recipients mutually agreed to net share settle a portion of the awards to cover income and payroll tax withholdings, as provided for in the Predecessor Equity Plan and applicable award agreements. After withholding 26,397 shares to satisfy income and payroll tax withholding obligations that occurred upon delivery of the shares underlying those PSUs, 39,475 shares of the Company’s common stock were issued in accordance with the terms of the applicable award agreement. The fair value of PSUs that vested during the year ended December 31, 2025, was $2 million. No PSUs were settled during the years ended December 31, 2024 and 2023.
Employee Restricted Stock Units
The Company has granted RSUs to eligible employees as part of its Equity Plans. Each RSU represents a right to receive one share of the Company’s common stock upon settlement of the award at the end of the specified vesting period. RSUs generally vest in one-third increments on each anniversary of the applicable grant date over the applicable vesting period or upon other triggering events as set forth in the Equity Plans. Employees who meet retirement eligibility criteria at the time an RSU award is granted (as determined by the applicable grant agreement) generally vest in six-month increments over the applicable vesting period beginning at the grant date. Retirement eligible employees must stay with the Company through the entire six-month vesting period to receive that increment of vesting and any non-vested portions of an RSU award will be forfeited when the employee leaves the Company.
The Company records compensation expense associated with the issuance of RSUs based on the fair value of the awards as of the grant date. The fair value of an RSU is equal to the closing price of the Company’s common stock on the grant date. Compensation expense for RSUs is recognized within general and administrative expense and exploration expense over the vesting periods of the respective awards. Total compensation expense recorded for RSUs for the years ended December 31, 2025, 2024, and 2023, was $19 million, $17 million, and $15 million, respectively. As of December 31, 2025, there was $33 million of total unrecognized compensation expense related to non-vested RSUs, which is being amortized through October 2028.
The fair value of RSUs granted to eligible employees in 2025, 2024 and 2023, was $26 million, $22 million, and $20 million, respectively, and the fair value of RSUs that vested during the years ended December 31, 2025, 2024, and 2023, was $18 million, $15 million, and $14 million, respectively.
A summary of activity is presented in the following table:

	For the Years Ended December 31,
	2025		2024		2023
	RSUs	Weighted- Average Grant-Date Fair Value (1)	RSUs	Weighted- Average Grant-Date Fair Value (1)	RSUs	Weighted- Average Grant-Date Fair Value (1)
Non-vested at beginning of year	1,039,837	$37.87	1,080,544	$31.49	1,375,052	$22.42
Granted	1,009,505	$26.22	504,010	$43.44	630,474	$32.03
Vested	(486,768)	$36.39	(507,171)	$30.18	(805,205)	$16.75
Forfeited	(114,649)	$34.00	(37,546)	$32.96	(119,777)	$29.26
Non-vested at end of year	1,447,925	$30.55	1,039,837	$37.87	1,080,544	$31.49
____________________________________________
(1)Amounts represent price per unit.
A summary of the shares of common stock issued to settle RSUs is presented in the table below:

	For the Years Ended December 31,
	2025	2024	2023
Shares of common stock issued to settle RSUs (1)	486,768	508,927	803,449
Less: shares of common stock withheld for income and payroll taxes	(161,787)	(158,252)	(249,233)
Net shares of common stock issued	324,981	350,675	554,216
____________________________________________
(1)    During the years ended December 31, 2025, 2024, and 2023, the Company issued shares of common stock to settle RSUs that related to awards granted in prior years. The Company and a majority of eligible recipients in 2025 and 2023, and all eligible recipients in 2024, mutually agreed to net share settle a portion of the awards to cover income and payroll tax withholdings in accordance with the Company’s Equity Plans and individual award agreements.
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
Segment Revenue, Significant Expenses, and Net Income

	For the Years Ended December 31,
	2025	2024	2023
	(in millions)

Total operating revenues and other income	$3,154	$2,690	$2,374
Less:
Lease operating expense	431	319	285
Transportation costs	292	167	136
Production taxes	127	116	105
Ad valorem tax expense	35	35	37
Depletion, depreciation, and amortization	1,207	809	690
Exploration	57	64	59
General and administrative	161	138	121
Net derivative gain	(178)	(50)	(68)
Other operating expense, net	22	16	21
Interest expense	173	141	92
Interest income	(3)	(32)	(20)
Other non-operating income	—	1	1
Income tax expense	182	196	96
E&P Segment net income	$648	$770	$818
___________________________________________
Note: Amounts may not recalculate due to rounding.
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

	For the Years Ended December 31,
	2025	2024

	(in millions)
Change in benefit obligation:
Projected benefit obligation at beginning of year	$70	$67
Service cost	3	4
Interest cost	4	3
Actuarial (gain) loss	2	(1)
Benefits paid	(4)	(2)
Settlements	—	—
Projected benefit obligation at end of year	75	70

Change in plan assets:
Fair value of plan assets at beginning of year	57	46
Actual return on plan assets	8	4
Employer contribution	6	10
Benefits paid	(4)	(2)
Settlements	—	—
Fair value of plan assets at end of year	67	57
Funded status at end of year	$(8)	$(13)
____________________________________________
Note: Amounts may not calculate due to rounding.
The Company’s underfunded status for the Pension Plans as of December 31, 2025, and 2024, was $8 million and $13 million, respectively, and is recognized in the accompanying balance sheets within the other noncurrent liabilities line item. There are no plan assets in the Nonqualified Pension Plan.
Accumulated Benefit Obligation Compared to Plan Assets for the Pension Plans

	As of December 31,
	2025	2024

	(in millions)
Projected benefit obligation	$75	$70

Accumulated benefit obligation	$65	$59
Less: fair value of plan assets	(67)	(57)
(Funded) underfunded accumulated benefit obligation	$(2)	$2
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
The pre-tax amounts not yet recognized in net periodic pension costs, but rather recognized in the accumulated other comprehensive income (loss) line item within the accompanying balance sheets was a gain of $1 million as of December 31, 2025, and a loss of $2 million as of December 31, 2024, related to unrecognized actuarial activity.

The pension liability adjustments recognized in other comprehensive income during 2025, 2024, and 2023, were as follows:

	For the Years Ended December 31,
	2025	2024	2023

	(in millions)
Net actuarial gain	$3	$2	$2
Amortization of net actuarial loss	—	—	—
Settlements	—	—	—
Total pension liability adjustment, pre-tax	3	2	2
Tax expense	(1)	—	—
Total pension liability adjustment, net	$2	$1	$1
____________________________________________
Note: Amounts may not calculate due to rounding.
Components of Net Periodic Benefit Cost for the Pension Plans

	For the Years Ended December 31,
	2025	2024	2023

	(in millions)
Components of net periodic benefit cost:
Service cost	$3	$4	$4
Interest cost	4	3	3
Expected return on plan assets that reduces periodic pension benefit cost	(3)	(3)	(2)
Amortization of net actuarial loss	—	—	—
Net periodic benefit cost	4	4	5
Settlements	—	—	—
Total net benefit cost	$4	$4	$5
Pension Plan Assumptions
The weighted-average assumptions used to measure the Company’s projected benefit obligation are as follows:

	As of December 31,
	2025	2024
Projected benefit obligation:
Discount rate	5.5%	5.6%
Rate of compensation increase	3.5%	3.5%
The weighted-average assumptions used to measure the Company’s net periodic benefit cost are as follows:

	For the Years Ended December 31,
	2025	2024	2023
Net periodic benefit cost:
Discount rate	5.6%	5.1%	5.2%
Expected return on plan assets (1)	6.3%	6.5%	6.3%
Rate of compensation increase	3.5%	3.5%	3.5%
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
The weighted-average asset allocation of the Qualified Pension Plan is as follows:

	Target	As of December 31,
Asset Category	2026	2025	2024
Equity securities	35.0%	37.9%	41.0%
Fixed income securities	50.0%	49.2%	40.3%
Other securities	15.0%	12.9%	18.7%
Total	100.0%	100.0%	100.0%
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

Pension Plan Assets
The fair values of the Company’s Qualified Pension Plan assets utilizing the fair value hierarchy discussed in Note 8 – Fair Value Measurements are as follows:

			Fair Value Measurements Using:
	Actual Asset Allocation (1)	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs (2)

		(in millions)
As of December 31, 2025
Equity securities:
Domestic (3)	19.1%	$12	$8	$4	$—
International (4)	18.8%	13	13	—	—
Total equity securities	37.9%	25	21	4	—
Fixed income securities:
Core fixed income (5)	49.2%	33	1	32	—
Total fixed income securities	49.2%	33	1	32	—
Other securities:
Real estate (6)	2.9%	2	—	—	2
Collective investment trusts (7)	1.3%	1	—	1	—
Hedge fund (8)	8.7%	6	2	—	4
Total other securities	12.9%	9	2	1	6
Total investments	100.0%	$67	$24	$37	$6

As of December 31, 2024
Equity securities:
Domestic (3)	19.5%	$11	$7	$4	$—
International (4)	21.5%	12	12	—	—
Total equity securities	41.0%	23	19	4	—
Fixed income securities:
Core fixed income (5)	40.3%	23	23	—	—
Total fixed income securities	40.3%	23	23	—	—
Other securities:
Real estate (6)	3.3%	2	—	—	2
Collective investment trusts (7)	6.1%	4	—	4	—
Hedge fund (8)	9.3%	5	2	—	4
Total other securities	18.7%	11	2	4	5
Total investments (1)	100.0%	$57	$44	$7	$5
____________________________________________
(1)Amounts may not calculate due to rounding.
(2)During the years ended December 31, 2025, and 2024, there were no material changes in Level 3 plan assets.
(3)Level 1 equity securities consist of United States large and small capitalization companies, which are actively traded securities that can be sold on demand. Level 2 equity securities are investments in collective investment funds that are valued at net asset value based on the value of the underlying investments and total units outstanding on a daily basis. The objective of these funds is to approximate the S&P 500 by investing in one or more collective investment funds.
(4)International equity securities consist of a well-diversified portfolio of holdings of mostly large issuers organized in developed countries with liquid markets, commingled with investments in equity securities of issuers located in emerging markets that are believed to have strong sustainable financial productivity at attractive valuations.
(5)The objective of core fixed income investments is to generate income through diversified, investment-grade fixed income securities while managing exposure to credit and interest rate risk.
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
Contributions
The Company contributed $6 million to the Pension Plans during the year ended December 31, 2025, and $10 million during each of the years ended December 31, 2024 and 2023. The Company expects to make a $4 million contribution to the Pension Plans in 2026.
Benefit Payments
The Pension Plans made actual benefit payments of $4 million, $3 million, and $5 million during the years ended December 31, 2025, 2024, and 2023, respectively. Expected benefit payments over the next 10 years are as follows:

For the Years Ending December 31,	Amount
(in millions)
2026	$12
2027	$5
2028	$5
2029	$5
2030	$6
2031 through 2035	$28
Note 13 – Leases
As of December 31, 2025, and 2024, the Company had operating leases for asset classes that include office space, office equipment, drilling rigs, completion crews, midstream agreements, vehicles, railcars, and equipment rentals used in field operations. For operating leases recorded on the accompanying balance sheets, the remaining lease terms range from less than one year to approximately 10 years. Certain leases contain optional extension periods that allow for terms to be extended for up to an additional 10 years; however, in order to maintain financial and operational flexibility, there are no available options to extend that the Company is reasonably certain it will exercise. An early termination option exists for certain leases, some of which allow the Company to terminate a lease within one year; however, there are no leases in which material early termination options are reasonably certain to be exercised by the Company. As of December 31, 2025, and 2024, the Company did not have any agreements in place that were classified as finance leases under Topic 842. As of December 31, 2025, and through the filing of this report, the Company has no material lease arrangements which are scheduled to commence in the future. Refer to Note 1 – Summary of Significant Accounting Policies for additional information on the Company’s policies for lease determination and classification.

The following table reflects the components of the Company’s total lease costs, whether capitalized or expensed, related to operating leases, including short-term leases, and variable lease costs for both short-term and long-term leases for the years ended December 31, 2025, 2024, and 2023. This total does not reflect amounts that may be reimbursed by other third parties in the normal course of business, such as non-operating working interest owners.

	For the Years Ended December 31,
	2025	2024	2023

	(in millions)
Operating lease cost	$44	$27	$16
Short-term lease cost (1)	140	86	252
Variable lease cost (2)	289	387	12
Total lease cost	$473	$499	$279
____________________________________________
Note: Amounts may not calculate due to rounding.
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
Cash paid for amounts included in the measurement of lease liabilities were as follows:

	For the Years Ended December 31,
	2025	2024	2023

	(in millions)
Operating cash flows related to operating leases	$48	$11	$4
Investing cash flows related to operating leases	$19	$16	$11
Maturities for the Company’s operating lease liabilities included on the accompanying balance sheets as of December 31, 2025, were as follows:

As of December 31, 2025
(in millions)
2026	$69
2027	37
2028	22
2029	14
2030	7
Thereafter	16
Total Lease payments	$165
Less: Imputed interest (1)	(27)
Total	$138
____________________________________________
(1)    The weighted-average discount rate used to determine the operating lease liability as of December 31, 2025, was 5.7 percent.

The following table presents supplemental accompanying balance sheet information for operating leases:

	As of December 31,
	2025	2024

	(in millions, except discount rate and lease term)
Balance sheet classifications of operating leases:
Other noncurrent assets	$210	$112
Other current liabilities	$58	$22
Other noncurrent liabilities	$80	$43

ROU assets obtained in exchange for operating lease liabilities	$77	$27
Weighted-average discount rate	5.7%	5.5%
Weighted-average remaining lease term (years)	4	4
Note 14 – Accounts Receivable and Accounts Payable and Accrued Expenses
The components of accounts receivable are as follows:

	As of December 31,
	2025	2024

	(in millions)
Oil, gas, and NGL production revenue	$193	$246
Amounts due from joint interest owners	119	98
Other	19	16
Total accounts receivable	$331	$361
____________________________________________
Note: Amounts may not calculate due to rounding.
The components of accounts payable and accrued expenses are as follows:

	As of December 31,
	2025	2024

	(in millions)
Drilling and lease operating cost accruals	$167	$200
Trade accounts payable	77	83
Revenue and severance tax payable	221	246
Property taxes	48	41
Compensation	49	46
Interest	78	80
Dividends payable	23	23
Other	27	42
Total accounts payable and accrued expenses	$690	$760
____________________________________________
Note: Amounts may not calculate due to rounding.
Note 15 – Asset Retirement Obligations
Refer to Asset Retirement Obligations in Note 1 – Summary of Significant Accounting Policies for a discussion of the initial and subsequent measurements of asset retirement obligation liabilities and the significant assumptions used in the estimates.

The following is a reconciliation of the Company’s total asset retirement obligation:

	As of December 31,
	2025	2024

	(in millions)
Beginning asset retirement obligations	$149	$123
Liabilities incurred (1)	3	21
Liabilities settled (2)	(4)	(27)
Accretion expense	9	5
Revision to estimated cash flows	—	26
Ending asset retirement obligations (3)	$157	$149
____________________________________________
Note: Amounts may not calculate due to rounding.
(1)Reflects liabilities incurred through drilling activities and acquisitions of drilled wells.
(2)Reflects liabilities settled through plugging and abandonment activities and divestitures of properties.
(3)Balances as of December 31, 2025, and 2024, included $7 million and $4 million, respectively, related to the Company’s current asset retirement obligation, which is recorded in the accounts payable and accrued expenses line item on the accompanying balance sheets.
Note 16 – Suspended Well Costs
The following table reflects the net changes in capitalized exploratory well costs during the periods presented. The table does not include amounts that were capitalized and either subsequently expensed or reclassified to producing well costs in the same year:

	For the Years Ended December 31,
	2025	2024	2023

	(in millions)
Beginning balance	$33	$71	$49
Additions to capitalized exploratory well costs pending the determination of net proved reserves	22	33	71
Reclassifications based on the determination of net proved reserves	(33)	(67)	(48)
Capitalized exploratory well costs charged to expense (1)	—	(4)	—
Ending balance	$22	$33	$71
____________________________________________
Note: Amounts may not calculate due to rounding.
(1)For the year ended December 31, 2024, amount relates to one well deemed non-commercial.
As of December 31, 2025, there were no exploratory well costs that were capitalized for more than one year.
Note 17 – Mergers, Acquisitions, and Divestitures
Civitas Merger
On November 2, 2025, the Company entered into the Merger Agreement with Civitas. On January 27, 2026, the Company’s stockholders voted in favor of both proposals necessary to complete the Civitas Merger, which included approval of (i) the issuance of shares of SM Energy common stock to Civitas stockholders as contemplated by the Merger Agreement, and (ii) an amendment of the Company’s Restated Certificate of Incorporation to increase the number of authorized shares of the Company’s common stock from 200 million shares to 400 million.
On January 30, 2026, SM Energy completed the Civitas Merger in accordance with the terms of the Merger Agreement, through which SM Energy acquired 100 percent of the outstanding voting equity interests of Civitas. Civitas was an independent exploration and production company focused on the acquisition, development, and production of crude oil and associated liquids-rich natural gas primarily in the DJ Basin in Colorado and the Permian Basin in Texas and New Mexico. The Company believes that the Merger will create a premier portfolio across high-return U.S. shale basins, driving free cash flow, enhancing stockholder value, and enabling the realization of operational and cost efficiencies.

Under the terms of the Merger Agreement, subject to certain exceptions, each share of Civitas common stock was converted into the right to receive 1.45 shares of SM Energy common stock with cash paid in lieu of fractional shares. On January 30, 2026, the Company issued approximately 124 million shares to holders of Civitas common stock, representing 52 percent of the outstanding shares of SM Energy’s common stock upon the closing of the Merger. Based on the closing price of SM Energy common stock on January 30, 2026, the total stock consideration was valued at $2.4 billion.
The Civitas Merger will be accounted for as a business combination using the acquisition method of accounting under ASC Topic 805, Business Combinations, with SM Energy treated as the accounting acquirer. Under the acquisition method of accounting, SM Energy will record all assets acquired and liabilities assumed from Civitas at their fair values as of the January 30, 2026 Closing Date of the Merger. The preliminary purchase price assessment is not complete as of the date of this report due to limited time since the Closing Date. The Company will include any required disclosures and information related to the Merger in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 or earlier filed Current Reports on Form 8-K, as applicable, pursuant to the rules and regulations of the SEC and authoritative accounting guidance. The Merger was structured as a tax-free reorganization for United States federal income tax purposes.
Following the closing of the Merger, Civitas’ post-Merger results of operations will be consolidated into SM Energy’s interim consolidated financial statements.
During the year ended December 31, 2025, the Company incurred approximately $7 million of transaction related costs in connection with the Merger. These costs primarily consist of legal, advisory, accounting and valuation fees and have been expensed as incurred and are included in other operating expense on the accompanying statements of operations. Integration and restructuring costs incurred after the Closing Date will be included in general and administrative expense on the accompanying statements of operations.
South Texas Asset Divestiture
On February 17, 2026, the Company entered into the PSA with Caturus, pursuant to which the Company agreed to sell all of its rights, titles and interests in certain producing and non-producing assets encompassing approximately 61,000 net acres located in the Company’s southern Maverick Basin position in Webb County, Texas (the “Assets”). Upon the closing of the transaction contemplated by the PSA (the “Transaction”), the Company will receive aggregate cash consideration of $950 million (the “Purchase Price”), subject to certain customary purchase price adjustments set forth in the PSA. Upon execution of the PSA, Caturus deposited cash with an escrow agent equal to 7.5 percent of the unadjusted Purchase Price pursuant to an escrow agreement among the Company, Caturus and the escrow agent.
The PSA includes customary representations, warranties, covenants and agreements. The obligations of the parties to complete the Transaction, which is expected to close during the second quarter of 2026, are subject to the satisfaction or waiver of customary closing conditions set forth in the PSA, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and certain required consents. Upon the closing of the Transaction, the deposit will be applied as a credit toward the Purchase Price.
2024 Acquisition Activity
On October 1, 2024, the Company completed the acquisition of an undivided 80 percent interest in both the oil and gas assets of XCL Resources, LLC and certain of its subsidiaries (“XCL Assets”) and certain adjacent assets (the “Altamont Option Assets”) in the Uinta Basin of northeastern Utah (collectively the “Uinta Basin Acquisition”). The Altamont Option Assets refer to specific oil and gas properties and related interests adjacent to the XCL Assets, acquired pursuant to an exercised purchase option. The Company’s undivided 80 percent interest in the assets acquired in the Uinta Basin Acquisition consisted of approximately 63,300 net acres.
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
On the closing date of October 1, 2024, the unadjusted purchase price, net to the Company’s 80 percent undivided interest in the Uinta Basin Acquisition, was approximately $2.1 billion, with approximately $1.9 billion paid in cash using a portion of the net proceeds from the issuance of the 2029 Senior Notes and 2032 Senior Notes discussed in Note 5 – Long-Term Debt, cash on hand, and borrowings under the Company’s revolving credit facility. The adjusted purchase price was $2.0 billion and was allocated to the assets acquired and liabilities assumed based on the relative fair values on the closing date as follows: (i) $1.6 billion to proved oil and gas properties, (ii) $495 million to unproved oil and gas properties, (iii) $16 million to both operating lease right-of-use assets and operating liabilities, (iv) $58 million to revenue and royalties payable and other liabilities, net, and (v) $15 million to asset retirement obligations.
During the first quarter of 2025, the Company finalized post-closing adjustments related to the Uinta Basin Acquisition. The final adjusted purchase price was $2.1 billion.
2023 Acquisition Activity
On June 30, 2023, the Company acquired approximately 20,000 net acres of oil and gas properties in Dawson and northern Martin counties, Texas. In accordance with GAAP, this transaction was considered to be an asset acquisition. During the third quarter of 2023, the Company acquired additional working interests in certain wells located in the Midland Basin. Total consideration paid for these transactions, after purchase price adjustments, was $110 million.
Supplemental Oil and Gas Information (unaudited)
Costs Incurred
Costs incurred in oil and gas property acquisition, exploration, and development activities, whether capitalized or expensed, are summarized as follows:

	For the Years Ended December 31,
	2025	2024	2023

	(in millions)
Development costs (1)	$1,333	$1,197	$932
Exploration costs	94	170	173
Acquisitions
Proved properties	(5)	1,622	65
Unproved properties (2)	26	515	66
Total, including asset retirement obligations (3)(4)	$1,448	$3,504	$1,235
____________________________________________
Note: Amounts may not calculate due to rounding.
(1)Includes facility costs of $88 million, $42 million, and $24 million for the years ended December 31, 2025, 2024, and 2023, respectively.
(2)Includes amounts related to leasing activity and acquiring surface rights outside of acquisitions of proved and unproved properties totaling $7 million, $3 million, and $18 million for the years ended December 31, 2025, 2024, and 2023, respectively.
(3)Includes amounts related to estimated asset retirement obligations of $3 million, $48 million, and $6 million for the years ended December 31, 2025, 2024, and 2023, respectively.
(4)Includes capitalized interest of $34 million, $26 million, and $20 million for the years ended December 31, 2025, 2024, and 2023, respectively.
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
The tables below present a summary of changes in the Company’s estimated net proved reserves for each of the years ended December 31, 2025, 2024, and 2023. The Company engaged Ryder Scott to audit internal engineering estimates for at least 80 percent of the Company’s total calculated proved reserve PV-10 for each year presented. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries and undeveloped locations are more imprecise than estimates of established producing oil and gas properties. Accordingly, these estimates are expected to change as future information becomes available.

	For the Year Ended December 31, 2025
	Oil	Gas	NGLs	Total
	(MMBbl)	(Bcf)	(MMBbl)	(MMBOE)
Total net proved reserves:
Beginning of year	296.0	1,549.1	124.1	678.3
Revisions of previous estimates (1)	(0.2)	150.5	6.0	30.9
Discoveries and extensions	28.7	50.2	2.6	39.7
Sales of reserves	(1.2)	(3.2)	—	(1.8)
Purchases of minerals in place	1.0	2.4	—	1.4
Production	(40.3)	(150.5)	(10.1)	(75.5)
End of year	283.9	1,598.5	122.6	673.0

Net proved developed reserves:
Beginning of year	160.3	1,031.3	71.8	404.0
End of year	163.7	1,069.7	70.3	412.3
Net proved undeveloped reserves:
Beginning of year	135.7	517.8	52.4	274.3
End of year	120.2	528.8	52.3	260.7
____________________________________________
Note: Amounts may not calculate due to rounding.
(1)    Revisions of previous estimates consist of:
•87.0 MMBOE of infill reserves additions;
•40.7 MMBOE removal of certain net proved undeveloped reserves that are no longer expected to be developed within five years as a result of revisions to the Company’s future development plans that have been reclassified to unproved reserve categories;
•3.7 MMBOE of negative price revisions resulting primarily from decreases in gas prices; and
•19.2 MMBOE of negative performance revisions related to well performance.

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
(1)    Revisions of previous estimates consist of:
•74.7 MMBOE of infill additions;
•30.5 MMBOE removal of certain net proved undeveloped reserves cases that are no longer expected to be developed within the five-year period from initial booking as a result of the reallocation of capital to include the Company’s Uinta Basin assets, and certain lease obligations;
•13.4 MMBOE of negative price revisions resulting primarily from decreases in gas prices; and
•8.0 MMBOE of negative performance revisions related to well performance.
(2)    Purchases of minerals in place consist of 103.2 MMBOE acquired as part of the Uinta Basin Acquisition. Refer to Note 17 – Mergers, Acquisitions, and Divestitures for additional information.

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
(1)Revisions of previous estimates consist of:
•113.9 MMBOE of infill reserves additions;
•65.3 MMBOE of positive price revisions resulting from changes to decline curve estimates based on reservoir engineering analysis;
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

	For the Years Ended December 31,
	2025	2024	2023
Oil (per Bbl)	$64.05	$74.75	$77.96
Gas (per Mcf)	$2.45	$1.86	$2.52
NGLs (per Bbl)	$21.64	$22.45	$22.35

The following summary sets forth the Company’s future net cash flows relating to proved oil, gas, and NGL reserves based on the standardized measure of discounted future net cash flows:

	As of December 31,
	2025	2024	2023

	(in millions)
Future cash inflows	$24,750	$27,798	$24,466
Future production costs	(10,060)	(10,480)	(7,894)
Future development costs	(2,877)	(3,235)	(2,998)
Future income taxes	(1,539)	(1,796)	(2,000)
Future net cash flows	10,274	12,286	11,575
10 percent annual discount	(4,318)	(5,019)	(5,295)
Standardized measure of discounted future net cash flows	$5,956	$7,268	$6,280
____________________________________________
Note: Amounts may not calculate due to rounding.
The principal sources of changes in the standardized measure of discounted future net cash flows were:

	For the Years Ended December 31,
	2025	2024	2023

	(in millions)
Standardized measure of discounted future net cash flows, beginning of year	$7,268	$6,280	$9,962
Sales of oil, gas, and NGLs produced, net of production costs	(2,253)	(2,034)	(1,800)
Net changes in prices and production costs	(1,281)	(922)	(5,650)
Extensions and discoveries, net of related costs	338	183	281
Sales of reserves in place	(22)	(14)	(84)
Purchase of reserves in place	14	1,655	151
Previously estimated development costs incurred during the period	987	1,022	773
Changes in estimated future development costs	(57)	59	100
Revisions of previous quantity estimates	146	467	538
Accretion of discount	835	738	1,215
Net change in income taxes	197	9	1,096
Changes in timing and other	(216)	(173)	(302)
Standardized measure of discounted future net cash flows, end of year	$5,956	$7,268	$6,280
____________________________________________
Note: Amounts may not calculate due to rounding.

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
Changes in Internal Control Over Financial Reporting
There have been no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fourth quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 framework).
Based on management’s assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2025.
The Company’s independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting. That report immediately follows this report.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of SM Energy Company
Opinion on Internal Control Over Financial Reporting
We have audited SM Energy Company and subsidiaries’ internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, SM Energy Company and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2025 consolidated financial statements of the Company and our report dated February 26, 2026 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Denver, Colorado
February 26, 2026

ITEM 9B. OTHER INFORMATION
During the three months ended December 31, 2025, none of our directors or Section 16 officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
These disclosures are not applicable to the Company.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by this Item is incorporated by reference to the information provided under the captions “Corporate Governance,” “Proposal 1 - Election of Directors,” and “Information about our Executive Officers” in the Company’s Definitive Proxy Statement on Schedule 14A for the 2026 annual meeting of stockholders, to be filed within 120 days from December 31, 2025.
The Company has adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of the registrant’s securities by directors, officers, and employees. This policy is filed as Exhibit 19.1 to this report.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference to the information provided under the captions “Compensation Discussion and Analysis,” “Executive Compensation Tables,” “Director Compensation” and “Certain Relationships and Related Transactions – Compensation Committee Interlocks and Insider Participation” in the Company’s Definitive Proxy Statement on Schedule 14A for the 2026 annual meeting of stockholders, to be filed within 120 days from December 31, 2025.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item concerning security ownership of certain beneficial owners and management is incorporated by reference to the information provided under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Definitive Proxy Statement on Schedule 14A for the 2026 annual meeting of stockholders, to be filed within 120 days from December 31, 2025.

Securities Authorized for Issuance Under Equity Compensation Plans. The Company has equity compensation plans under which options and shares of the Company’s common stock are authorized for grant or issuance as compensation to eligible employees, consultants, and members of the Board of Directors. The Company’s stockholders have approved these plans. Refer to Note 10 – Stock-Based Compensation in Part II, Item 8 of this report for further information about the material terms of the Company’s equity compensation plans. The following table is a summary of the shares of common stock authorized for issuance under equity compensation plans as of December 31, 2025:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
Equity Incentive Compensation Plan (1)
Restricted stock units (2)	1,447,925	N/A
Performance share units (2) (3)	819,605	N/A
Total for Equity Incentive Compensation Plan	2,267,530	$—	2,532,469
Employee Stock Purchase Plan (4)	—	—	—
Equity compensation plans not approved by security holders	—	—	—
Total for all plans	2,267,530	$—	2,532,469
____________________________________________
(1)On May 22, 2025, the Company’s stockholders approved the 2025 Equity Plan, which succeeded the Predecessor Equity Plan. The Company ceased granting awards under the Predecessor Equity Plan following the approval of the 2025 Equity Plan, however, existing awards remain outstanding under the Predecessor Equity Plan. The 2025 Equity Plan authorizes the issuance of restricted stock, restricted stock units, nonqualified stock options, incentive stock options, stock appreciation rights, performance share units, and stock-based awards to key employees, consultants, and members of the Board of Directors of the Company or any affiliate of the Company. The total number of shares of the Company’s common stock underlying awards granted in 2025, 2024, and 2023 under the Equity Plans were 1,466,390, 774,687, and 943,979, respectively.
(2)RSUs and PSUs do not have exercise prices associated with them, but rather a weighted-average per unit fair value, which is presented in order to provide additional information regarding the potential dilutive effect of the awards. The weighted-average grant date per unit fair value for the outstanding RSUs and PSUs was $30.55 and $32.18, respectively. Refer to Note 10 – Stock-Based Compensation in Part II, Item 8 of this report for additional discussion.
(3)The number of shares of common stock assumes a multiplier of one. The actual final number of shares of common stock to be issued will range from zero to two times the number of PSUs awarded depending on the three-year performance multiplier.
(4)Under the Company’s ESPP, eligible employees may purchase shares of the Company’s common stock through payroll deductions of up to 15 percent of their eligible compensation, subject to certain limitations as set forth in the Equity Plans. The purchase price of the common stock is 85 percent of the lower of the trading price of the common stock on either the first or last day of the six-month offering period. The ESPP is intended to qualify under Section 423 of the IRC. The total number of shares of the Company’s common stock issued in 2025, 2024, and 2023 under the ESPP were 167,027, 97,500, and 114,427, respectively.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference to the information provided under the captions “Corporate Governance - Board and Committee Independence” and “Certain Relationships and Related Transactions” in the Company’s Definitive Proxy Statement on Schedule 14A for the 2026 annual meeting of stockholders, to be filed within 120 days from December 31, 2025.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference to the information provided under the caption “Independent Registered Accounting Firm” in the Company’s Definitive Proxy Statement on Schedule 14A for the 2026 annual meeting of stockholders, to be filed within 120 days from December 31, 2025.

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

2.1
Agreement and Plan of Merger among SM Energy Company, Cars Merger Sub, Inc., and Civitas Resources, Inc., dated as of November 2, 2025 (filed as Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed November 3, 2025, and incorporated herein by reference)

3.1
Restated Certificate of Incorporation of SM Energy Company, as amended through June 1, 2010 (filed as Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, and incorporated herein by reference)

3.2
Certificate of Amendment of Restated Certificate of Incorporation of SM Energy Company, as amended through June 1, 2010, dated May 25, 2023 (filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on May 30, 2023, and incorporated herein by reference)

3.3
Certificate of Amendment to the Restated Certificate of Incorporation of SM Energy Company, dated January 30, 2026 (filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed January 30, 2026, and incorporated herein by reference)

3.4
Amended and Restated By-Laws of SM Energy Company, effective as of February 21, 2017 (filed as Exhibit 3.2 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2016, and incorporated herein by reference)

4.1
Base Indenture, dated as of May 21, 2015, by and between SM Energy Company and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on August 12, 2016, and incorporated herein by reference)

4.2
Third Supplemental Indenture, dated September 12, 2016 by and between SM Energy Company and U.S. Bank National Association, as trustee (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on September 12, 2016, and incorporated herein by reference)

4.3
Fourth Supplemental Indenture, dated as of August 20, 2018, by and between SM Energy Company and U.S. Bank National Association, as trustee (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on August 20, 2018, and incorporated herein by reference)

4.4
Fifth Supplemental Indenture, dated as of June 23, 2021, by and between SM Energy Company and U.S. Bank National Association, as trustee (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on June 23, 2021, and incorporated herein by reference)

4.5
Indenture, dated as of July 25, 2024, by and between SM Energy Company and U.S. Bank Trust Company, National Association, as trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on July 25, 2024, and incorporated herein by reference)

4.6
Indenture, dated as of October 13, 2021, by and among Bonanza Creek Energy, Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Bonanza Creek Energy, Inc.’s Current Report on Form 8-K filed on October 15, 2021, file no. 001-35371)

4.7
First Supplemental Indenture, dated as of November 1, 2021, by and among Civitas Resources, Inc., Computershare Trust Company, N.A., as trustee, and certain guarantor parties thereto (incorporated by reference to Exhibit 4.1 to Civitas Resources, Inc.’s Current Report on Form 8-K filed on November 3, 2021, file no. 001-35371)

4.8
Third Supplemental Indenture, dated August 2, 2023, by and among Civitas Resources, Inc., as issuer, the guarantors party thereto and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.3 to Civitas Resources, Inc.’s Quarterly Report on Form 10-Q filed on November 7, 2023, file no. 001-35371)

4.9
Indenture, dated June 29, 2023, by and among Civitas Resources, Inc., as issuer, the guarantors party thereto and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Civitas Resources, Inc.’s Current Report on Form 8-K filed on June 29, 2023, file no. 001-35371)

4.10
First Supplemental Indenture, dated August 2, 2023, by and among Civitas Resources, Inc., as issuer, the guarantors party thereto and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Civitas Resources, Inc.’s Quarterly Report on Form 10-Q filed on November 7, 2023, file no. 001-35371)

4.11
Indenture, dated June 29, 2023, by and among Civitas Resources, Inc., as issuer, the guarantors party thereto and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.3 to Civitas Resources, Inc.’s Current Report on Form 8-K filed on June 29, 2023, file no. 001-35371)

4.12
First Supplemental Indenture, dated August 2, 2023, by and among Civitas Resources, Inc., as issuer, the guarantors party thereto and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Civitas Resources, Inc.’s Quarterly Report on Form 10-Q filed on November 7, 2023, file no. 001-35371)

4.13
Indenture, dated October 17, 2023, by and among Civitas Resources, Inc., as issuer, the guarantors party thereto and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Civitas Resources, Inc.’s Current Report on Form 8-K filed on October 18, 2023, file no. 001-35371)

4.14
Indenture, dated June 3, 2025, by and among Civitas Resources, Inc., as issuer, the guarantors party thereto and Computershare Trust Company, N.A., as trustee, pursuant to which the 2033 Senior Notes were issued (incorporated by reference to Exhibit 4.1 to Civitas Resources, Inc.’s Current Report on Form 8-K filed on June 3, 2025, file no. 001-35371)

4.15*
Fourth Supplemental Indenture, dated as of January 30, 2026, by and among SM Energy Company, the guarantors party thereto and Computershare Trust Company, N.A. (as successor trustee to Wells Fargo Bank, National Association), supplementing the Indenture dated as of October 13, 2021

4.16*
Second Supplemental Indenture, dated as of January 30, 2026, by and among SM Energy Company, the guarantors party thereto and Computershare Trust Company, N.A., as trustee, supplementing the Indenture dated as of June 29, 2023

4.17*
Second Supplemental Indenture, dated as of January 30, 2026, by and among SM Energy Company, the guarantors party thereto and Computershare Trust Company, N.A., as trustee, supplementing the Indenture dated as of June 29, 2023

4.18*
First Supplemental Indenture, dated as of January 30, 2026, by and among SM Energy Company, the guarantors party thereto and Computershare Trust Company, N.A., as trustee, supplementing the Indenture dated as of October 17, 2023

4.19*
First Supplemental Indenture, dated as of January 30, 2026, by and among SM Energy Company, the guarantors party thereto and Computershare Trust Company, N.A., as trustee, supplementing the Indenture dated as of June 3, 2025

4.20*
First Supplemental Indenture, dated as of January 30, 2026, by and among SM Energy Company, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee, supplementing the Indenture dated as of July 25, 2024

4.21*
Sixth Supplemental Indenture, dated as of January 30, 2026, by and among SM Energy Company, the guarantors party thereto and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank, National Association), as trustee, supplementing the Indenture dated as of May 21, 2015

4.22*	Description of Securities
10.1
Deed of Trust to Wachovia Bank, National Association, as Administrative Agent, dated effective as of April 14, 2009 (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on April 20, 2009, and incorporated herein by reference)

10.2
Supplement and Amendment to Deed of Trust, Mortgage, Line of Credit Mortgage, Assignment, Security Agreement, Fixture Filing and Financing Statement for the benefit of Wachovia Bank, National Association, as Administrative Agent, dated effective as of April 14, 2009 (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on April 20, 2009, and incorporated herein by reference)

10.3
Seventh Amended and Restated Credit Agreement dated as of August 2, 2022, among SM Energy Company, Wells Fargo Bank, National Association, as Administrative Agent and Swingline Lender, and the Lenders party thereto (filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, and incorporated herein by reference)

10.4
First Amendment to Seventh Amended and Restated Credit Agreement, dated as of July 2, 2024, by and among SM Energy Company, a Delaware corporation, each of the Lenders that is a party thereto; and Wells Fargo Bank, National Association, as administrative agent for the Lenders, the Issuing Banks and the Swingline Lender (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on July 8, 2024, and incorporated herein by reference)

10.5
Second Amendment to Seventh Amended and Restated Credit Agreement, dated as of October 1, 2024, by and among SM Energy Company, a Delaware corporation, each of the Lenders that is a party thereto; and Wells Fargo Bank, National Association, as administrative agent for the Lenders, the Issuing Banks and the Swingline Lender (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on October 2, 2024, and incorporated herein by reference)

10.6
Third Amendment to Seventh Amended and Restated Credit Agreement, dated as of October 13, 2025, by and among SM Energy Company, a Delaware corporation, each of the Lenders that is a party thereto, and Wells Fargo Bank, National Association, as administrative agent for the Lenders, the Issuing Banks and the Swingline Lender (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on October 16, 2025, and incorporated herein by reference)

10.7
Fourth Amendment to Seventh Amended and Restated Credit Agreement, dated as of January 30, 2026, by and among SM Energy Company, a Delaware corporation, each of the Lenders that is a party thereto, and Wells Fargo Bank, National Association, as administrative agent for the Lenders, the Issuing Banks and the Swingline Lender (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on January 30, 2026, and incorporated herein by reference)

10.8
Purchase and Sale Agreement dated as of June 27, 2024 by and among XCL AssetCo, LLC, XCL Marketing, LLC, Wasatch Water Logistics, LLC, XCL Resources, LLC and XCL SandCo, LLC, as Seller, and SM Energy Company, as Purchaser, and solely for the limited purposes as set forth therein, Northern Oil and Gas, Inc.(filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on June 28, 2024, and incorporated herein by reference)

10.9
Acquisition and Cooperation Agreement dated as of June 27, 2024 by and between SM Energy Company and Northern Oil and Gas, Inc. (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on June 28, 2024, and incorporated herein by reference)

10.10††
Net Profits Interest Bonus Plan, As Amended by the Board of Directors on July 30, 2010 (filed as Exhibit 10.6 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 and incorporated herein by reference)

10.11†
Pension Plan for Employees of SM Energy Company as Amended and Restated as of January 1, 2010 (filed as Exhibit 10.30 to the registrant’s Annual Report on Form 10-K filed for the year ended December 31, 2010, and incorporated herein by reference)

10.12†
Amendment No. 1 to the Pension Plan for Employees of SM Energy Company amended as of January 1, 2011 (filed as Exhibit 10.41 to the registrant’s Annual Report on Form 10-K filed for the year ended December 31, 2011, and incorporated herein by reference)

10.13†
Amendment No. 2 to the Pension Plan for Employees of SM Energy Company amended as of January 1, 2012 (filed as Exhibit 10.42 to the registrant’s Annual Report on Form 10-K filed for the year ended December 31, 2011, and incorporated herein by reference)

10.14†
Amendment No. 3 to the Pension Plan for Employees of SM Energy Company amended as of January 1, 2016 (filed as Exhibit 10.29 to the registrant’s Annual Report on Form 10-K filed for the year ended December 31, 2015, and incorporated herein by reference)

10.15+
SM Energy Company Non-Qualified Unfunded Supplemental Retirement Plan as Amended as of December 31, 2010 (filed as Exhibit 10.31 to the registrant’s Annual Report on Form 10-K filed for the year ended December 31, 2010, and incorporated herein by reference)

10.16†
SM Energy Company Non-Qualified Deferred Compensation Plan as of March 10, 2014 (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on January 24, 2014, and incorporated herein by reference)

10.17†
Cash Bonus Plan, As Amended and Restated as of February 1, 2014 (filed as Exhibit 10.41 to the registrant’s Annual Report on Form 10-K filed for the year ended December 31, 2013, and incorporated herein by reference)

10.18†
SM Energy Company Employee Stock Purchase Plan, amended and restated effective as of April 5, 2021 (filed as Annex A in the registrant’s Definitive Proxy Statement on Schedule 14A, filed on April 16, 2021, and incorporated herein by reference)

10.19†
Form of Non-Employee Director Restricted Stock Award Agreement as of May 27, 2010 (filed as Exhibit 10.5 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, and incorporated herein by reference)

10.20†
Form of Performance Share Unit Award Agreement as of July 1, 2023 (filed as Exhibit 10.22 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2023, and incorporated herein by reference)

10.21†
Form of Restricted Stock Unit Award Agreement as of July 1, 2023 (filed as Exhibit 10.23 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2023, and incorporated herein by reference)

10.22†
SM Energy Company Equity Incentive Compensation Plan, amended and restated effective as of May 22, 2025 (filed as Annex A in the registrant’s Definitive Proxy Statement on Schedule 14A, filed on April 7 2025, and incorporated herein by reference)

10.23†
Form of Restricted Stock Unit Award Agreement dated as of July 1, 2025 (filed as Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, and incorporated herein by reference)

10.24†
Form of Performance Share Unit Award Agreement dated as of July 1, 2025 (filed as Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, and incorporated herein by reference)

10.25*†	Summary of Compensation Arrangements for Non-Employee Directors
10.26†	Change of Control Executive Severance Agreement (filed as Exhibit 10.16 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2023, and incorporated herein by reference)
10.27†
Civitas Resources, Inc. 2024 Long Term Incentive Plan (incorporated by reference to Exhibit 4.1 to Civitas Resources, Inc.’s Registration Statement on Form S-8 filed on June 10, 2024, file no. 001-35371)

10.28†
Bonanza Creek Energy, Inc. 2021 Long Term Incentive Plan (incorporated by reference to Exhibit 10.6 to Bonanza Creek Energy, Inc.’s Quarterly Report on Form 10-Q filed on August 9, 2021, file no. 001-35371)

10.29†
Extraction Oil & Gas, Inc. 2021 Long Term Incentive Plan (incorporated by reference to Exhibit 10.6 to Extraction’s Current Report on Form 8-K (File No. 001-37907) filed with the Commission on January 20, 2021, file no. 001-35371)

10.30†
Bonanza Creek Energy, Inc. 2017 Long Term Incentive Plan (incorporated by reference to Exhibit 10.3 to Bonanza Creek Energy, Inc.’s Current Report on Form 8-K filed on April 28, 2017, file no. 001-35371)

10.31
Purchase and Sale Agreement, dated as of February 17, 2026, by and between SM Energy Company, a Delaware corporation, as Seller, and (i) Caturus Energy, LLC, a Delaware limited liability company, as Purchaser, and (ii) solely for purposes of Section 7.8 thereof, Caturus Holdco, LLC, a Delaware limited liability company (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on February 18, 2026, and incorporated herein by reference)

19.1	Insider Trading Policy and Procedures (filed as Exhibit 19.1 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2024, and incorporated herein by reference)
21.1*	Subsidiaries of Registrant
23.1*	Consent of Ernst & Young LLP
23.2*	Consent of Ryder Scott Company L.P.
24.1*	Power of Attorney
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
32.1**	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002
95.1*	Mine Safety Disclosures
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

SM ENERGY COMPANY
(Registrant)

Date:	February 26, 2026	By:	/s/ ELIZABETH A. MCDONALD
Elizabeth A. McDonald
President and Chief Executive Officer
(Principal Executive Officer)
GENERAL POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Elizabeth A. McDonald and A. Wade Pursell his or her true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, and each with full power to act alone, for the undersigned and in his or her name, place and stead, in any and all capacities, to sign any amendments to this Annual Report on Form 10-K for the fiscal year ended December 31, 2025, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ELIZABETH A. MCDONALD	President and Chief Executive Officer	February 26, 2026
Elizabeth A. McDonald	(Principal Executive Officer)

/s/ A. WADE PURSELL	Executive Vice President and Chief Financial Officer	February 26, 2026
A. Wade Pursell	(Principal Financial Officer)

/s/ ALAN D. BENNETT	Vice President - Controller	February 26, 2026
Alan D. Bennett	(Principal Accounting Officer)

Signature	Title	Date

/s/ JULIO M. QUINTANA	Chairman of the Board of Directors	February 26, 2026
Julio M. Quintana

/s/ BARTON R. BROOKMAN	Director	February 26, 2026
Barton R. Brookman

/s/ MORRIS R. CLARK	Director	February 26, 2026
Morris R. Clark

/s/ CARRIE M. FOX	Director	February 26, 2026
Carrie M. Fox

/s/ LLOYD W. “BILLY” HELMS JR.	Director	February 26, 2026
Lloyd W. “Billy” Helms Jr.

/s/ RAMIRO G. PERU	Director	February 26, 2026
Ramiro G. Peru

/s/ ROSE M. ROBESON	Director	February 26, 2026
Rose M. Robeson

/s/ WOUTER VAN KEMPEN	Director	February 26, 2026
Wouter van Kempen

/s/ ASHWIN VENKATRAMAN	Director	February 26, 2026
Ashwin Venkatraman

/s/ HOWARD A. WILLARD, III	Director	February 26, 2026
Howard A. Willard, III