Form 10-Q
period 2026-06-30
SM Energy Co
filed 2026-08-06
CIK 893538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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
As of July 23, 2026, the registrant had 237,854,068 shares of common stock outstanding.

Cautionary Information about Forward-Looking Statements
This Report on Form 10-Q (“Form 10-Q” or “this report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). All statements included in this report, other than statements of historical fact, that address activities, conditions, events, or developments with respect to our financial condition, results of operations, business prospects or economic performance that we expect, believe, or anticipate will or may occur in the future, or that address plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “assume,” “believe,” “budget,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “outlook,” “pending,” “plan,” “potential,” “projected,” “seek,” “target,” “will,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements appear throughout this report, and include statements about such matters as:
•the amount and nature of future capital expenditures, the resilience of our assets to changes in commodity prices, the ability of our assets to generate returns in the current macroeconomic environment, and the availability of liquidity and capital resources to fund capital expenditures;
•our outlook on future prices for crude oil, natural gas, and natural gas liquids (also referred to throughout this report as “oil,” “gas,” and “NGLs,” respectively), well costs, service costs, production costs, and general and administrative (“G&A”) costs, and the effects of inflation, tariffs or trade restrictions on each of these;
•risks related to the Merger, including our ability to successfully integrate Civitas’ business, operations, systems and personnel; potential business disruptions resulting from the Merger and related integration activities; and our ability to realize the anticipated benefits, synergies, efficiencies or cost savings from the Merger (including within expected timeframes, or at all); see Note 2 - Mergers, Acquisitions, and Divestitures in Part I, Item 1 of this report for discussion and definitions of the Merger and Civitas;
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
•armed conflict, political instability, or civil unrest in oil and gas producing regions and shipping channels, including: instability in the Middle East, including armed conflicts and wars involving the U.S., Israel, Iran, and other Middle Eastern countries and regional proxy groups; the war between Russia and Ukraine; restrictions in and closures of the Strait of Hormuz and uncertainty regarding the implementation of the June 17, 2026 U.S.-Iran memorandum of understanding; and related potential effects on laws and regulations, or the imposition of economic or trade sanctions (“War and Geopolitical Instability”);
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
•possible or expected acquisitions and divestitures, including our plans to execute on a divestiture target within one year of the Merger, and the possible divestiture or farm-out of, or farm-in or joint development of, certain properties;
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SM ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions, except share data)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$620	$368
Accounts receivable	989	331
Derivative assets	145	83
Prepaid expenses and other	146	29
Total current assets	1,900	811
Property and equipment (successful efforts method):
Proved oil and gas properties	23,214	16,012
Accumulated depletion, depreciation, and amortization	(8,466)	(8,793)
Unproved oil and gas properties, net of valuation allowance of $12 and $12, respectively	860	460
Wells in progress	809	458
Other property and equipment, net of accumulated depreciation of $67 and $63, respectively	131	65
Total property and equipment, net	16,548	8,202
Noncurrent assets:
Derivative assets	56	6
Other noncurrent assets	354	234
Total noncurrent assets	410	240
Total assets	$18,858	$9,253
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,367	$690
Senior Notes, net	416	419
Derivative liabilities	184	2
Other current liabilities	122	58
Total current liabilities	3,089	1,169
Noncurrent liabilities:
Revolving credit facility	—	—
Senior Notes, net	6,620	2,296
Asset retirement obligations	430	150
Deferred tax liabilities, net	630	724
Derivative liabilities	1	2
Other noncurrent liabilities	275	102
Total noncurrent liabilities	7,956	3,274

Commitments and contingencies (note 7)

Stockholders’ equity:
Common stock, $0.01 par value - authorized: 400,000,000 and 200,000,000 shares, respectively; issued and outstanding: 237,494,374 and 114,630,905 shares, respectively	2	1
Additional paid-in capital	3,888	1,517
Retained earnings	3,921	3,291
Accumulated other comprehensive income	2	1
Total stockholders’ equity	7,813	4,810
Total liabilities and stockholders’ equity	$18,858	$9,253
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SM ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in millions, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Operating revenues and other income:
Oil, gas, and NGL production revenue	$2,156	$785	$3,633	$1,625
Gain on divestiture activity	262	—	262	—
Other operating income	82	8	84	13
Total operating revenues and other income	2,500	793	3,979	1,637
Operating expenses:
Oil, gas, and NGL production expense	556	224	984	449
Depletion, depreciation, and amortization	592	293	1,024	563
Exploration	21	15	47	27
General and administrative	79	42	253	81
Net derivative (gain) loss	(272)	(78)	425	(61)
Other operating expense	28	2	48	7
Total operating expenses	1,004	498	2,781	1,066
Income from operations	1,496	295	1,198	571
Interest expense	(111)	(43)	(224)	(87)
Other non-operating income, net	4	—	5	—
Income before income taxes	1,389	253	979	485
Income tax expense	(318)	(51)	(243)	(101)
Net income	$1,071	$202	$736	$384

Basic weighted-average common shares outstanding	239	115	219	115
Diluted weighted-average common shares outstanding	240	115	220	115
Basic net income per common share	$4.48	$1.76	$3.35	$3.35
Diluted net income per common share	$4.46	$1.76	$3.34	$3.34
____________________________________________
Note: Per common share amounts, and prior year amounts may not calculate due to rounding.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SM ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in millions)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$1,071	$202	$736	$384
Other comprehensive income, net of tax:
Pension liability adjustment	1	—	1	—
Total other comprehensive income, net of tax	1	—	1	—
Total comprehensive income	$1,072	$202	$737	$384
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SM ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in millions, except share data and dividends per share)

			Additional Paid-in Capital		Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Common Stock			Retained Earnings
	Shares	Amount
Balances, December 31, 2025	114,630,905	$1	$1,517	$3,291	$1	$4,810
Net loss	—	—	—	(335)	—	(335)
Net cash dividends declared, $0.22 per share	—	—	—	(53)	—	(53)
Issuance of common stock upon vesting of RSUs, and settlement of PSUs, net of shares used for tax withholdings	235,422	—	(17)	—	—	(17)
Stock-based compensation expense	1,114,479	—	25	—	—	25
Replacement equity awards issued in connection with the Merger	—	—	29	—	—	29
Issuance of common stock in connection with the Merger	123,715,771	1	2,408	—	—	2,409
Balances, March 31, 2026	239,696,577	$2	$3,962	$2,903	$1	$6,868
Net income	—	—	—	1,071	—	1,071
Other comprehensive income	—	—	—	—	1	1
Net cash dividends declared, $0.22 per share	—	—	—	(53)	—	(53)
Issuance of common stock under Employee Stock Purchase Plan	147,743	—	2	—	—	2
Issuance of common stock upon vesting of RSUs, net of shares used for tax withholdings	216,257	—	(3)	—	—	(3)
Stock-based compensation expense	77,303	—	11	—	—	11
Purchase of shares under Stock Repurchase Program	(2,643,506)	—	(84)	—	—	(84)
Balances, June 30, 2026	237,494,374	$2	$3,888	$3,921	$2	$7,813

			Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Common Stock			Retained Earnings
	Shares	Amount
Balances, December 31, 2024	114,461,934	$1	$1,502	$2,735	$(1)	$4,237
Net income	—	—	—	182	—	182
Net cash dividends declared, $0.20 per share	—	—	—	(23)	—	(23)
Issuance of common stock upon vesting of RSUs, net of shares used for tax withholdings	284	—	—	—	—	—
Stock-based compensation expense	—	—	7	—	—	7
Balances, March 31, 2025	114,462,218	$1	$1,509	$2,895	$(1)	$4,404
Net income	—	—	—	202	—	202
Net cash dividends declared, $0.20 per share	—	—	—	(23)	—	(23)
Issuance of common stock under Employee Stock Purchase Plan	90,314	—	2	—	—	2
Stock-based compensation expense	82,193	—	6	—	—	6
Balances, June 30, 2025	114,634,725	$1	$1,517	$3,074	$(1)	$4,590
____________________________________________
Note: Prior year amounts may not calculate due to rounding.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SM ENERGY COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)

	For the Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$736	$384
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on divestiture activity	(262)	—
Depletion, depreciation, and amortization	1,024	563
Stock-based compensation expense	36	13
Net derivative (gain) loss	425	(61)
Net derivative settlement gain (loss)	(250)	47
Amortization of deferred financing costs and debt premiums, net	(10)	5
Deferred income tax expense	231	69
Other, net	(38)	(4)
Net change in working capital	(149)	38
Net cash provided by operating activities	1,743	1,054

Cash flows from investing activities:
Net proceeds from the sale of oil and gas properties	897	—
Capital expenditures	(1,309)	(824)
Acquisition of business, net of cash acquired	(49)	—
Other	(24)	(15)
Net cash used in investing activities	(485)	(839)

Cash flows from financing activities:
Proceeds from revolving credit facility	341	1,385
Repayment of revolving credit facility	(341)	(1,453)
Net proceeds from Senior Notes	984	—
Cash paid to repurchase Senior Notes	(1,743)	—
Repurchase of common stock	(87)	(1)
Dividends paid	(135)	(46)
Other, net	(25)	2
Net cash used in financing activities	(1,006)	(113)

Net change in cash, cash equivalents, and restricted cash	252	102
Cash, cash equivalents, and restricted cash at beginning of period	368	—
Cash, cash equivalents, and restricted cash at end of period	$620	$102

Supplemental schedule of additional cash flow information:
Operating activities: Cash paid for interest, net of capitalized interest	$(185)	$(85)
Operating activities: Net cash paid for income taxes	$(32)	$(5)
Investing activities: Changes in capital expenditure accruals	$80	$5
Non-cash investing and financing activities (1)
____________________________________________
(1)    Refer to Note 2 - Mergers, Acquisitions, and Divestitures for discussion and definition of the Merger completed during the six months ended June 30, 2026, and refer to Note 6 - Long-Term Debt for discussion of the debt transactions completed during the six months ended June 30, 2026.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SM ENERGY COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1 - Summary of Significant Accounting Policies
Description of Operations
SM Energy Company, together with our consolidated subsidiaries (collectively, “SM Energy”, the “Company”, “we”, “us”, or “our”), is an independent energy company engaged in the acquisition, exploration, development, and production of oil, gas, and NGLs in Texas, Colorado, New Mexico, and Utah.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include our accounts and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Quarterly Report on Form 10-Q, and Regulation S-X. These financial statements do not include all information and notes required by GAAP for annual financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the 2025 Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation of interim financial information, have been included. Operating results for the periods presented are not necessarily indicative of expected results for the full year. As a result of the Merger, we expanded our Permian Basin position by increasing our Midland Basin footprint and establishing a new presence in the Delaware Basin in West Texas and New Mexico. Accordingly, positions and activity previously presented as “Midland Basin” are now included within “Permian Basin”.
Significant Accounting Policies
The significant accounting policies we follow are set forth in Note 1 - Summary of Significant Accounting Policies in the 2025 Form 10-K and are supplemented by the notes to the unaudited condensed consolidated financial statements included in this report, and in the policy description below. These unaudited condensed consolidated financial statements should be read in conjunction with the 2025 Form 10-K.
Recently Issued Accounting Guidance
As of June 30, 2026, and through the filing of this report, no accounting guidance applicable to us has been issued and not yet adopted in 2026 that would have a material effect on our unaudited condensed consolidated financial statements and related disclosures. For information about accounting guidance issued in previous years but not yet adopted by us, refer to Note 1 - Summary of Significant Accounting Policies in the 2025 Form 10-K.
Note 2 - Mergers, Acquisitions, and Divestitures
Merger
On January 30, 2026, (the “Closing Date”) we completed our previously announced merger with Civitas Resources, Inc. (“Civitas”), through which we acquired 100 percent of the outstanding voting equity interests of Civitas (“Merger”). Civitas was an independent exploration and production company focused on the acquisition, development, and production of crude oil and associated liquids-rich natural gas primarily in the DJ Basin in Colorado and the Permian Basin in Texas and New Mexico. We believe the Merger enhances our premier portfolio across high-return U.S. shale basins, enables the realization of operational and cost synergies, and provides opportunities for increased free cash flow to drive long-term differentiated stockholder value.
Under the terms of the Agreement and Plan of Merger (the “Merger Agreement”), subject to certain exceptions, each share of Civitas common stock was converted into the right to receive 1.45 shares of SM Energy common stock with cash paid in lieu of fractional shares. Upon completion of the Merger, we issued 124 million shares to holders of Civitas common stock. The Merger was structured as a tax-free reorganization for United States federal income tax purposes.
We incurred $17 million of transaction-related costs in connection with the Merger during the six months ended June 30, 2026. These costs primarily consist of success fees paid to financial advisors and legal fees that have been expensed as incurred and are included in other operating expense in the accompanying unaudited condensed consolidated statements of operations (“accompanying statements of operations”).
Consideration Transferred and Purchase Price Allocation
The Merger was accounted for as a business combination using the acquisition method of accounting under Accounting Standard Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”), with SM Energy treated as the accounting acquirer.

Under the acquisition method of accounting, we recorded all assets acquired and liabilities assumed from Civitas at their fair values as of the acquisition date, which was determined to be the Closing Date of the Merger. The purchase price allocation for the Merger is preliminary, and we will continue to assess the fair values of the Civitas assets acquired and liabilities assumed.
Determining the fair value of the assets and liabilities of Civitas requires judgment and the use of significant assumptions by our management at the time of acquisition. The most significant fair value estimates relate to the valuation of oil and gas properties, derivative assets and liabilities, and current and long-term debt. Oil and gas properties were valued using an income valuation technique based on Level 3 inputs including estimates of: (i) reserves; (ii) production rates; (iii) future operating and development costs; (iv) future commodity prices, including price differentials; (v) risk adjustment factors; and (vi) a market participant-based weighted-average cost of capital. Derivative assets and liabilities were valued using Level 2 inputs, consistent with our existing commodity derivative instruments, and current and long-term debt were valued using a market approach with observable Level 1 inputs. Refer to Note 9 - Fair Value Measurements for additional discussion of valuation techniques.
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
(3)    Amount represents non-cash investing activity and is calculated using actual shares issued, rounded to the nearest million.
(4)    Deferred tax amounts are recorded on a net basis by jurisdiction. Civitas’ deferred tax assets have been offset against our deferred tax liabilities, resulting in a net deferred tax liability balance.
Revenue and Earnings of the Acquiree
The results of operations of Civitas subsequent to the Closing Date are included in our unaudited consolidated financial statements for the three and six months ended June 30, 2026. Revenue attributable to Civitas included in our accompanying statements of operations for the three and six months ended June 30, 2026, was $1.3 billion and $2.0 billion, respectively. We have determined that it is impracticable to disclose the amount of net income included in the accompanying statements of operations that is attributable to the Civitas assets, as the acquired operations were immediately integrated into our operations to leverage synergies. As a result, a significant portion of post-Merger expenses relate to the combined Company, and allocating these expenses would require significant assumptions by management.
Pro Forma Financial Information
The results of Civitas’ operations have been included in our consolidated financial statements since the Closing Date. The following unaudited pro forma financial information for the three and six months ended June 30, 2026, is based on historical consolidated financial statements adjusted to reflect the Merger as if it had occurred on January 1, 2025. The pro forma information is based on historical data and certain management assumptions and reflects accounting adjustments for transaction costs, certain integration costs, depletion, depreciation, and amortization (“DD&A”) expense, interest expense, and estimated tax effects related to the Merger.
The pro forma information is not necessarily indicative of the results that might have occurred had the transaction actually occurred on January 1, 2025, and is not intended to be a projection of future results. Future results may vary significantly from the results reflected in the following pro forma information because of normal production declines, changes in commodity prices, future acquisitions and divestitures, future development and exploration activities, and other factors.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025

	(in millions, except per share data)
Pro forma oil, gas, and NGL production revenue	$2,156	$1,839	$3,937	$3,871
Pro forma net income	$1,090	$469	$805	$842

Pro forma basic net income per common share	$4.56	$1.96	$3.36	$3.51
Pro forma diluted net income per common share	$4.53	$1.95	$3.35	$3.51
South Texas Divestiture
On April 30, 2026, we completed the previously announced sale of all of our rights, titles, and interests in certain producing and non-producing assets encompassing approximately 61,000 net acres located in our southern Maverick Basin position in Webb County, Texas (the “South Texas Divestiture”) to Caturus Energy, LLC, a Delaware limited liability company. During the six months ended June 30, 2026, we received cash proceeds of $896 million after preliminary purchase price adjustments and selling costs (referred to throughout this report as “net cash proceeds”). The final purchase price remains subject to customary post-closing adjustments and final settlement is expected to occur in the third quarter of 2026. We recorded an estimated gain of $262 million related to the South Texas Divestiture for the three and six months ended June 30, 2026.
The South Texas Divestiture is considered to be a significant disposal group. The asset sale does not qualify for discontinued operations under GAAP because it does not represent a strategic shift in our operations that has or will have a significant effect on our operations and financial results.
Earnings before income taxes attributable to the assets included in the South Texas Divestiture were $16 million and $25 million for the three months ended June 30, 2026, and 2025, respectively, and $61 million and $69 million for the six months ended June 30, 2026, and 2025, respectively. As the South Texas Divestiture closed on April 30, 2026, the 2026 amounts presented reflect one month and four months of activity for the three and six months ended June 30, 2026, respectively. Earnings before income taxes reflect oil, gas, and NGL production revenue, less oil, gas, and NGL production expense; DD&A expense; and exploration expense. Depletion expense ceased upon classification of the assets as held for sale during the first quarter of 2026.
Note 3 - Revenue from Contracts with Customers
We recognize our share of revenue from the sale of produced oil, gas, and NGLs from our Permian Basin, DJ Basin, South Texas, and Uinta Basin assets. Oil, gas, and NGL production revenue presented within the accompanying statements of operations reflects revenue generated from contracts with customers.
The table below presents oil, gas, and NGL production revenue by product type for each of our operating areas. The Permian Basin and DJ Basin results reflect activity from the assets acquired in the Merger only after the Closing Date of January 30, 2026, and the South Texas results reflect activity from the assets sold in the South Texas Divestiture only for the period from January 1, 2026, through the divestiture date of April 30, 2026.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in millions)
Oil production revenue
Permian Basin	$1,135	$315	$1,835	$651
DJ Basin	486	—	753	—
South Texas	125	113	221	231
Uinta Basin	280	225	479	430
Total	2,026	653	3,288	1,312
Gas production revenue
Permian Basin	(53)	27	(40)	83
DJ Basin	43	—	87	—
South Texas	19	44	79	99
Uinta Basin	6	6	13	16
Total	15	78	139	198
NGL production revenue
Permian Basin	28	—	44	—
DJ Basin	50	—	81	—
South Texas	37	54	81	114
Uinta Basin	—	—	—	—
Total	115	54	206	115
Oil, Gas, and NGL production revenue
Permian Basin	1,110	342	1,839	735
DJ Basin	579	—	921	—
South Texas	181	211	381	444
Uinta Basin	286	232	492	446
Total	$2,156	$785	$3,633	$1,625

Relative percentage of total Oil, Gas, and NGL production revenue
Permian Basin	51%	43%	51%	45%
DJ Basin	27%	—%	25%	—%
South Texas	8%	27%	10%	27%
Uinta Basin	13%	30%	14%	28%
____________________________________________
Note: Prior year amounts may not calculate due to rounding.
As of June 30, 2026, there were no material unsatisfied or partially unsatisfied performance obligations.

Accrued oil, gas, and NGL production revenue included in accounts receivable in the accompanying unaudited condensed consolidated balance sheets (“accompanying balance sheets”) as of June 30, 2026, and December 31, 2025, was $620 million and $193 million, respectively.
Note 4 - Income Taxes
The provision for income taxes consisted of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025

	(in millions)
Current portion of income tax (expense) benefit:
Federal	$(4)	$(7)	$(9)	$(28)
State	2	(1)	(3)	(3)
Deferred portion of income tax expense	(316)	(43)	(231)	(69)
Income tax expense	$(318)	$(51)	$(243)	$(101)

Effective tax rate	22.9%	20.1%	24.8%	20.8%
____________________________________________
Note: Prior year amounts may not calculate due to rounding.
Income tax expense or benefit differs from the amount that would be calculated by applying the statutory United States federal income tax rate to income or loss before income taxes. These differences can relate to the effect of federal and state tax credits, state income taxes, excess tax benefits and deficiencies from stock-based compensation awards, tax deduction limitations on compensation of covered individuals, and the cumulative effect of other smaller permanent differences. The quarterly effective tax rate and the resulting income tax expense or benefit can also be affected by the proportional effects of forecast net income or loss and the correlative effect on the valuation allowance for each of the periods presented in the table above. Income tax expense or benefit can also reflect a period change from the remeasurement of deferred tax assets and liabilities resulting from a statutorily enacted tax rate change or a change in the composition of income and activities among multiple state tax jurisdictions due to a corporate reorganization. Due to the Merger and resulting increase in activity in the state of Colorado, we recorded a remeasurement tax expense during the first quarter of 2026, related to SM Energy’s historical net deferred tax balances.
As a result of the Merger, it was determined that an ownership change occurred under Sections 382 and 383 of the Internal Revenue Code (“IRC”), changing the timing of when we can utilize certain tax attributes. We have assessed the recoverability of our deferred tax assets by considering whether it is more likely than not that all or a portion of the combined Company’s deferred tax assets will be realized. In making such a determination, we considered both the positive and negative evidence, including our recent history of profitability, and concluded that no additional valuation allowance is currently required. We will continue to assess the realizability of our acquired tax attributes considering any potential impacts under IRC 382, as permitted under ASC 805.
We comply with authoritative accounting guidance regarding uncertain tax positions. The entire amount of unrecognized tax benefit we have reported would affect our effective tax rate if recognized. We do not expect a significant change to our recorded unrecognized tax benefits in 2026.
We are no longer subject to United States federal or state income tax examinations by tax authorities for tax years prior to 2022. However, tax years in which net operating losses or tax credit carryforwards were generated remain subject to examination until such losses or credits are fully utilized or expire.
Note 5 - Equity
Stock Repurchase Program
Our stock repurchase program, which our Board of Directors authorized through December 31, 2027, for the repurchase of up to $500 million in aggregate value of our outstanding common stock, permits us to repurchase our shares from time to time in open market transactions (including pursuant to Rule 10b5-1 trading plans), through privately negotiated transactions or by other means in accordance with federal securities laws and subject to certain provisions of our Credit Agreement and the indentures governing our Senior Notes, as defined in Note 6 - Long-Term Debt (“Stock Repurchase Program”).

During the three and six months ended June 30, 2026, we repurchased and subsequently retired 2,643,506 shares of our common stock at a weighted-average share price of $31.73, for a total cost of $84 million, excluding excise taxes, commissions, and fees. We did not repurchase any shares of our common stock during the three and six months ended June 30, 2025.
As of June 30, 2026, $404 million remained available for repurchases of our outstanding common stock through December 31, 2027, under our Stock Repurchase Program.
Dividends
During the first quarter of 2026, our Board of Directors approved a 10 percent increase to our fixed dividend policy to $0.88 per share annually, to be paid in quarterly increments of $0.22 per share. Beginning with the first quarter of 2026, dividends are declared and paid within the same quarter, rather than being paid in the quarter subsequent to declaration. As a result of this change in timing, during the six months ended June 30, 2026, we paid dividends that were declared in the fourth quarter of 2025 and the first and second quarters of 2026, totaling $0.64 per share, or $135 million.
Common Stock
On January 27, 2026, our stockholders voted in favor of both proposals necessary to complete the Merger, which included approval of (i) the issuance of shares of SM Energy common stock to Civitas stockholders as contemplated by the Merger Agreement, and (ii) an amendment of our Restated Certificate of Incorporation to increase the number of authorized shares of our common stock from 200 million shares to 400 million shares. Upon completion of the Merger, we issued 124 million shares of our common stock to holders of Civitas common stock. Refer to Note 2 - Mergers, Acquisitions, and Divestitures for additional discussion.
Note 6 - Long-Term Debt
Credit Agreement
Our Credit Agreement provides for a senior secured revolving credit facility with a maximum loan amount of $5.0 billion. The semi-annual borrowing base redetermination was most recently completed in April 2026. Our lenders reaffirmed both our borrowing base and aggregate lender commitments at existing amounts, after giving effect to the South Texas Divestiture. Accordingly, as of June 30, 2026, the borrowing base and aggregate revolving lender commitments under the Credit Agreement were $5.0 billion and $2.5 billion, respectively. The next borrowing base redetermination is scheduled to occur on October 1, 2026. In connection with the closing of the Merger on January 30, 2026, we entered into the Fourth Amendment to the Credit Agreement (“Fourth Amendment”) with our lenders to, among other things: (i) permit the assumption of outstanding Civitas senior unsecured notes and add the subsidiaries of Civitas as guarantors under the Credit Agreement, (ii) extend the scheduled maturity date for elected revolving commitments to January 30, 2031, (iii) increase the aggregate revolving lender commitments available under the Credit Agreement from $2.0 billion to $2.5 billion and add three new lender counterparties, (iv) increase the borrowing base from $3.0 billion to $5.0 billion, (v) eliminate the credit spread adjustment applicable to term SOFR loans (as defined in the Credit Agreement), and (vi) make certain other amendments to the financial covenant definitions and provide additional flexibility under certain affirmative covenants, negative covenants and events of default.
Interest and commitment fees associated with the revolving credit facility are accrued based on a borrowing base utilization grid set forth in the Credit Agreement, as presented in Note 5 - Long-Term Debt in the 2025 Form 10-K. At our election, borrowings under the Credit Agreement may be in the form of Secured Overnight Financing Rate (“SOFR”) revolving loans, Alternate Base Rate (“ABR”) revolving loans, or Swingline loans. SOFR revolving loans accrue interest at SOFR plus the applicable margin from the utilization grid, and ABR revolving loans and Swingline loans accrue interest at a market-based floating rate, plus the applicable margin from the utilization grid. Commitment fees are accrued on the unused portion of the aggregate revolving lender commitment amount at rates from the utilization grid.

The following table presents the outstanding balance, total amount of letters of credit outstanding, and available borrowing capacity under the Credit Agreement:

	As of July 23, 2026	As of June 30, 2026	As of December 31, 2025

	(in millions)
Revolving credit facility (1)	$—	$—	$—
Letters of credit (2)	2	2	2
Available borrowing capacity	2,498	2,498	1,999
Total aggregate revolving lender commitment amount	$2,500	$2,500	$2,000
____________________________________________
Note: Amounts may not calculate due to rounding.
(1)    Unamortized deferred financing costs attributable to the revolving credit facility are presented as a component of the other noncurrent assets line item in the accompanying balance sheets and totaled $21 million and $15 million as of June 30, 2026, and December 31, 2025, respectively. These costs are being amortized over the term of the Credit Agreement on a straight-line basis.
(2)    Letters of credit outstanding reduce the amount available under the revolving credit facility on a dollar-for-dollar basis.
Assumption of Civitas Senior Notes and Payoff of Civitas Revolving Credit Facility
In connection with the completion of the Merger, as contemplated by the Merger Agreement, we assumed $4.9 billion in aggregate principal amount of outstanding unsecured senior notes previously issued by Civitas (“Civitas Senior Notes”). Our Civitas Senior Notes were recorded at their respective fair values as of the Closing Date. Because the fair values exceeded the aggregate principal amounts outstanding, we recorded a premium, which is being amortized over the remaining terms of the notes.
On the Closing Date of the Merger, as contemplated by the Merger Agreement, we used cash on hand to repay in full the outstanding borrowings under the Civitas revolving credit facility, including accrued and unpaid interest and applicable fees, resulting in a total payment of $201 million. This repayment extinguished the related obligations and resulted in the release of all associated liens. This payment was made by SM Energy on behalf of Civitas and has been reflected as consideration transferred in the preliminary purchase price allocation in accordance with ASC 805, as presented in Note 2 - Mergers, Acquisitions, and Divestitures.
Senior Notes
The table below summarizes the interest rates, maturity dates, and semi-annual interest payment dates related to our Senior Notes (collectively referred to as “Senior Notes”) as of June 30, 2026:

	Interest Rate	Interest Payment Dates	Maturity Date

Senior Notes due 2027	6.625%	January 15, July 15	January 15, 2027
Senior Notes due 2028 (1)	8.375%	January 1, July 1	July 1, 2028
Senior Notes due 2028	6.5%	January 15, July 15	July 15, 2028
Senior Notes due 2029	6.75%	February 1, August 1	August 1, 2029
Senior Notes due 2030 (1)	8.625%	May 1, November 1	November 1, 2030
Senior Notes due 2031 (1)	8.75%	January 1, July 1	July 1, 2031
Senior Notes due 2032	7.0%	February 1, August 1	August 1, 2032
Senior Notes due 2033 (1)	9.625%	June 15, December 15	June 15, 2033
Senior Notes due 2034	6.625%	April 15, October 15	April 15, 2034
____________________________________________
(1)    Civitas Senior Notes assumed as part of the Merger.

The Senior Notes, net line items in the accompanying balance sheets as of June 30, 2026, and December 31, 2025, consisted of the following:

	As of June 30, 2026
	Principal Amount	Unamortized Premium	Unamortized Deferred Financing Costs	Principal Amount, Net

	(in millions)
6.625% Senior Notes due 2027(1)	$417	$—	$(1)	$416
8.375% Senior Notes due 2028 (2)	456	12	—	468
6.5% Senior Notes due 2028	400	—	(2)	398
6.75% Senior Notes due 2029	750	—	(7)	743
8.625% Senior Notes due 2030 (2)	1,000	54	—	1,054
8.75% Senior Notes due 2031 (2)	1,350	64	—	1,414
7.0% Senior Notes due 2032	750	—	(9)	741
9.625% Senior Notes due 2033 (2)	750	68	—	818
6.625% Senior Notes due 2034	1,000	—	(16)	984
Total	$6,873	$198	$(35)	$7,036
____________________________________________
(1)    As of June 30, 2026, the 6.625% Senior Notes due 2027 (“2027 Senior Notes”) are presented in the current liabilities section of the accompanying balance sheets.
(2)    Civitas Senior Notes assumed as part of the Merger.

	As of December 31, 2025
	Principal Amount	Unamortized Deferred Financing Costs	Principal Amount, Net

	(in millions)
6.75% Senior Notes due 2026 (1)	$419	$—	$419
6.625% Senior Notes due 2027	417	(1)	416
6.5% Senior Notes due 2028	400	(3)	397
6.75% Senior Notes due 2029	750	(8)	742
7.0% Senior Notes due 2032	750	(10)	740
Total	$2,736	$(22)	$2,714
____________________________________________
(1)    As of December 31, 2025, the 6.75% Senior Notes due 2026 (“2026 Senior Notes”), are presented in the current liabilities section of the accompanying balance sheets.
On March 4, 2026, we commenced a cash tender offer (“Tender Offer”) to purchase up to $750 million aggregate principal amount of the outstanding $1.35 billion aggregate principal amount of our 8.375% Senior Notes due 2028 (“2028 Civitas Senior Notes”), originally issued by Civitas, at a price equal to 103.175 percent of the principal amount outstanding on the date of repurchase, plus accrued and unpaid interest on all notes validly tendered by March 17, 2026.
On March 9, 2026, we issued $1.0 billion in aggregate principal amount of our 6.625% Senior Notes at par with a maturity date of April 15, 2034 (“2034 Senior Notes”). We received net proceeds of $984 million after deducting fees of $16 million, which are being amortized as deferred financing costs over the life of the 2034 Senior Notes. A majority of the net proceeds from the issuance of the 2034 Senior Notes were used to repurchase a portion of our 2028 Civitas Senior Notes pursuant to the Tender Offer.
On March 18, 2026, we increased the maximum aggregate principal amount to be accepted in the Tender Offer up to $1.0 billion and amended the terms of the Tender Offer to provide that all notes validly tendered at or prior to April 1, 2026, would be eligible to receive the early tender premium. During the six months ended June 30, 2026, pursuant to the Tender Offer, we repurchased $894 million in aggregate principal amount of our 2028 Civitas Senior Notes and paid total consideration, including early tender premiums but excluding accrued interest, of $922 million. We recorded a loss on extinguishment of debt of $3 million, which included the early tender premium offset by the accelerated recognition of the related portion of unamortized fair value premium recorded on the Closing Date of the Merger. As of June 30, 2026, $456 million in aggregate principal amount of our 2028 Civitas Senior Notes remained outstanding.

On May 11, 2026, pursuant to the terms of the governing indenture, we redeemed all $400 million aggregate principal amount outstanding of our 5.0% Senior Notes due October 15, 2026 (“2026 Civitas Senior Notes”) at a redemption price equal to 100 percent of the principal amount outstanding of our 2026 Civitas Senior Notes, plus accrued and unpaid interest. In connection with the redemption of our 2026 Civitas Senior Notes, we satisfied all remaining obligations under the indenture. Our redeemed 2026 Civitas Senior Notes and related guarantees were cancelled upon settlement.
On June 1, 2026, pursuant to the terms of the governing indenture, we redeemed all $419 million aggregate principal amount outstanding of our 2026 Senior Notes at a redemption price equal to 100 percent of the principal amount outstanding of the 2026 Senior Notes, plus accrued and unpaid interest. In connection with the redemption of our 2026 Senior Notes, we satisfied all remaining obligations under the indenture, as they related to our 2026 Senior Notes. Our redeemed 2026 Senior Notes and related guarantees were cancelled upon settlement.
On August 5, 2026, we instructed the trustee under our 2027 Senior Notes to issue a notice of full redemption of the $417 million aggregate principal amount outstanding, plus accrued and unpaid interest, to the holders of such notes. We intend to redeem our 2027 Senior Notes on September 4, 2026. Following the redemption, we will have no remaining Senior Notes maturities in 2027.
Our Senior Notes are unsecured senior obligations and rank equal in right of payment with all of our existing and any future unsecured senior debt and are senior in right of payment to any future subordinated debt. We may redeem some or all of our Senior Notes prior to their maturity at redemption prices that may include a premium, plus accrued and unpaid interest as described in the indentures governing the Senior Notes. The Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by each of our existing subsidiaries that guarantee the Credit Agreement.
Covenants
We are subject to certain financial and non-financial covenants under the Credit Agreement and the indentures governing our Senior Notes that, among other terms, limit our ability to incur additional indebtedness, make restricted payments including dividends, sell assets, create liens that secure debt, enter into transactions with affiliates, make certain investments, or merge or consolidate with other entities. We were in compliance with all financial and non-financial covenants as of June 30, 2026, and through the filing of this report.
Capitalized Interest
Capitalized interest costs for the three months ended June 30, 2026, and 2025, totaled $13 million and $9 million, respectively, and for the six months ended June 30, 2026, and 2025, totaled $28 million and $18 million, respectively. The amount of interest we capitalize generally fluctuates based on the amount borrowed, our capital program, and the timing and amount of costs associated with capital projects that are considered in progress. Capitalized interest costs are included in total costs incurred.
Note 7 - Commitments and Contingencies
We assumed various commitments through the Merger which are included in our commitments and contingencies disclosures as of June 30, 2026. Other than the items discussed below, there have been no changes in commitments and contingencies that differ materially from those disclosed in the 2025 Form 10-K through the filing of this report.
Commitments
Drilling and Completion Commitments. During the six months ended June 30, 2026, we entered into an agreement that requires us to drill and complete minimum lateral footage requirements on certain existing leases. Failure to satisfy these obligations by March 31, 2028, will require us to pay liquidated damages based on the difference between the actual footage drilled and completed and the minimum requirements. As of June 30, 2026, the liquidated damages could range from zero to a maximum of $80 million, with the maximum exposure assuming no additional development activity occurs prior to March 31, 2028. As of the filing of this report, we expect to meet our obligations under this agreement.
In connection with the Merger, we assumed certain oil, gas, and produced water gathering agreements that collectively contain a drilling commitment. The commitment requires us to drill and complete a total of 106 qualifying wells by December 31, 2026, unless our obligation is excused under the terms of the agreements. As of June 30, 2026, we do not expect to meet this commitment; however, we believe our nonperformance is excused under the terms of the agreements. We cannot reasonably estimate the amount of damages, if any, that might be incurred if our position is not sustained.
Delivery Commitments. As of June 30, 2026, we have material, long-term transportation and delivery commitments with various parties. These agreements, some of which we assumed through the Merger, require us to make periodic deficiency payments for any shortfalls in delivering specified minimum volume commitments. In connection with the Merger, we assumed delivery commitments under which, as of June 30, 2026, we are required to deliver a minimum of 61 MMBbl of oil through 2030 and 49 Bcf of gas through 2029. As of June 30, 2026, if we fail to deliver any product under all applicable agreements, the aggregate undiscounted deficiency payments would total approximately $214 million. We do not expect to incur material penalties or shortfalls with regard to these commitments.
Contingencies
We are subject to litigation and claims arising in the ordinary course of business. We accrue for such items when a liability is both probable and the amount can be reasonably estimated. As of the filing of this report, in the opinion of management, the anticipated results of any pending litigation and claims are not expected to have a material effect on our results of operations, our financial position, or our cash flows.
Note 8 - Derivative Financial Instruments
Summary of Oil, Gas, and NGL Derivative Contracts in Place
We regularly enter into commodity derivative contracts to mitigate a portion of our exposure to oil, gas, and NGL price volatility and location differentials, and the associated effect on cash flows. All commodity derivative contracts that we enter into are for other-than-trading purposes. Our commodity derivative contracts consist of price swap and collar arrangements for oil and gas production, and price swap arrangements for NGL production.
In a typical commodity swap agreement, if the agreed upon published third-party index price (“index price”) is lower than the swap price, we receive the difference between the index price and the agreed upon swap price. If the index price is higher than the swap price, we pay the difference. For collar arrangements, we receive the difference between an agreed upon index price and the floor price if the index price is below the floor price. We pay the difference between the agreed upon ceiling price and the index price if the index price is above the ceiling price. No amounts are paid or received if the index price is between the floor and ceiling prices.
We have entered into fixed price oil and gas basis swaps in order to mitigate exposure to adverse pricing differentials between certain industry benchmark prices and the actual physical pricing points where our production is sold. As of June 30, 2026, we had basis swap contracts with fixed price differentials between:
•NYMEX WTI and Argus WTI Midland (“WTI Midland”) for a portion of our Permian Basin oil production with sales contracts that settle at WTI Midland prices;
•NYMEX WTI and Argus WTI Houston Magellan East Houston Terminal (“WTI Houston MEH”) for a portion of our South Texas oil production with sales contracts that settle at WTI Houston MEH prices;
•NYMEX Henry Hub (“HH”) and Inside FERC (“IF”) Waha hub in West Texas (“Waha”) for a portion of our Permian Basin gas production with sales contracts that settle at IF Waha prices; and
•NYMEX Henry Hub and Colorado Interstate Gas (“CIG Rockies”) for a portion of our DJ Basin natural gas production with sales contracts that settle at CIG Rockies prices.
We have also entered into oil swap contracts to fix the differential in pricing between the NYMEX calendar month average and the physical crude oil delivery month (“Roll Differential”) in which we pay the periodic variable Roll Differential and receive a weighted-average fixed price differential. The weighted-average fixed price differential represents the amount of net addition (reduction) to delivery month prices for the notional volumes covered by the swap contracts.

As of June 30, 2026, we had commodity derivative contracts with terms through the second quarter of 2028 as summarized in the table below:

	Contract Period
	Third Quarter 2026	Fourth Quarter 2026	2027	2028
Oil Derivatives (volumes in MBbl and prices in $ per Bbl):
Swaps
NYMEX WTI Volumes	6,398	7,673	10,530	—
Weighted-Average Contract Price	$63.30	$61.22	$68.09	$—
Collars
NYMEX WTI Volumes	5,662	3,289	12,133	—
Weighted-Average Floor Price	$59.51	$58.66	$63.42	$—
Weighted-Average Ceiling Price	$69.09	$66.07	$72.07	$—
Basis Swaps
WTI Midland-NYMEX WTI Volumes	975	1,140	2,194	—
Weighted-Average Contract Price	$0.99	$0.99	$1.02	$—
WTI Houston MEH-NYMEX WTI Volumes	392	378	—	—
Weighted-Average Contract Price	$1.97	$2.01	$—	$—
Roll Differential Swaps
NYMEX WTI Volumes	4,047	719	—	—
Weighted-Average Contract Price	$0.59	$1.08	$—	$—

Gas Derivatives (volumes in BBtu and prices in $ per MMBtu):
Swaps
NYMEX HH Volumes	16,937	13,696	38,164	—
Weighted-Average Contract Price	$4.07	$4.30	$4.03	$—
IF Waha Volumes	3,813	1,067	4,603	5,460
Weighted-Average Contract Price	$2.35	$3.13	$3.64	$1.14
Collars
NYMEX HH Volumes	21,905	27,352	20,661	—
Weighted-Average Floor Price	$3.48	$3.53	$3.72	$—
Weighted-Average Ceiling Price	$4.33	$4.67	$4.60	$—
Basis Swaps
IF Waha-NYMEX HH Volumes	11,960	11,960	28,053	—
Weighted-Average Contract Price	$(1.31)	$(1.31)	$(0.77)	$—
CIG Rockies-NYMEX HH Volumes	11,960	11,960	7,300	—
Weighted-Average Contract Price	$(0.57)	$(0.57)	$(0.37)	$—

NGL Derivatives (volumes in MBbl and prices in $ per Bbl):
Swaps
OPIS Ethane Mont Belvieu Non-TET Volumes	137	141	—	—
Weighted-Average Contract Price	$11.71	$11.71	$—	$—
Derivative Assets and Liabilities Fair Value
Our commodity derivatives are measured at fair value and are included in the accompanying balance sheets as derivative assets and liabilities, with the exception of derivative instruments that meet the “normal purchase normal sale” exclusion. We do not designate our commodity derivative contracts as hedging instruments. The fair value of commodity derivative contracts at June 30, 2026, and December 31, 2025, was a net asset of $16 million and $85 million, respectively.

The following table details the fair value of commodity derivative contracts recorded in the accompanying balance sheets:

	As of June 30, 2026	As of December 31, 2025

	(in millions)
Derivative assets:
Current assets	$145	$83
Noncurrent assets	56	6
Total derivative assets	$201	$89
Derivative liabilities:
Current liabilities	$184	$2
Noncurrent liabilities	1	2
Total derivative liabilities	$185	$4
Offsetting of Derivative Assets and Liabilities
As of June 30, 2026, and December 31, 2025, all derivative instruments held were subject to master netting arrangements with various financial institutions. In general, our agreements with counterparties provide for the offsetting of amounts payable or receivable, at the election of both parties, for transactions that settle on the same date and in the same currency. Our agreements also provide that in the event of an early termination, the counterparties have the right to offset amounts owed or owing under that and any other agreement with the same counterparty. Our accounting policy is to not offset these positions in our accompanying balance sheets.
The following table provides a reconciliation between the gross assets and liabilities reflected in the accompanying balance sheets and the potential effects of master netting arrangements on the fair value of our commodity derivative contracts:

	Derivative Assets as of		Derivative Liabilities as of
	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025

	(in millions)
Gross amounts presented in the accompanying balance sheets	$201	$89	$(185)	$(4)
Amounts not offset in the accompanying balance sheets	(154)	(4)	154	4
Net amounts	$47	$85	$(31)	$—
We recognize all gains and losses from changes in commodity derivative fair values immediately in earnings rather than deferring such amounts in accumulated other comprehensive income (loss). We had no commodity derivative contracts designated as hedging instruments as of June 30, 2026, and December 31, 2025. Refer to Note 9 - Fair Value Measurements for more information regarding our derivative instruments, including our valuation techniques.

The following table summarizes the commodity components of the net derivative settlement gain (loss), and the net derivative (gain) loss line items presented within the accompanying unaudited condensed consolidated statements of cash flows (“accompanying statements of cash flows”) and the accompanying statements of operations, respectively:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025

	(in millions)
Net derivative settlement (gain) loss:
Oil contracts	$340	$(21)	$410	$(24)
Gas contracts	(119)	(19)	(159)	(26)
NGL contracts	(1)	—	(1)	2
Total net derivative settlement (gain) loss	$220	$(40)	$250	$(47)

Net derivative (gain) loss:
Oil contracts	$(238)	$(55)	$561	$(52)
Gas contracts	(31)	(22)	(243)	(10)
NGL contracts	(3)	(2)	107	—
Total net derivative (gain) loss	$(272)	$(78)	$425	$(61)
____________________________________________
Note: Prior year amounts may not calculate due to rounding.
Credit Related Contingent Features
We only enter into derivative contracts with members of our Credit Agreement lender group and as of June 30, 2026, all of our derivative counterparties were members of our lender group. Under the Credit Agreement, we are required to provide mortgage liens on assets having a value equal to at least 85 percent of the total PV-9, as defined in the Credit Agreement, of our proved oil and gas properties evaluated in the most recent reserve report. Collateral securing indebtedness under the Credit Agreement also secures our derivative agreement obligations.
Note 9 - Fair Value Measurements
We follow fair value measurement accounting guidance for all assets and liabilities measured at fair value. This guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. Market or observable inputs are the preferred sources of values, followed by assumptions based on hypothetical transactions in the absence of market inputs. The fair value hierarchy for grouping these assets and liabilities is based on the significance level of the following inputs:
•Level 1 – quoted prices in active markets for identical assets or liabilities
•Level 2 – quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations whose inputs are observable or whose significant value drivers are observable
•Level 3 – significant inputs to the valuation model are unobservable
The following table is a listing of our assets and liabilities that are measured at fair value on a recurring basis in the accompanying balance sheets and where they are classified within the fair value hierarchy:

	As of June 30, 2026			As of December 31, 2025
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

	(in millions)
Assets:
Derivatives	$—	$201	$—	$—	$89	$—
Liabilities:
Derivatives	$—	$185	$—	$—	$4	$—

Both financial and non-financial assets and liabilities are categorized within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement. The following is a description of the valuation methodologies we use as well as the general classification of such instruments pursuant to the above fair value hierarchy.
Derivatives
We use Level 2 inputs to measure the fair value of oil, gas, and NGL commodity derivative instruments. Fair values are based upon interpolated data. We derive internal valuation estimates taking into consideration forward commodity price curves, counterparties’ credit ratings, our credit rating, and the time value of money. These valuations are then compared to the respective counterparties’ mark-to-market statements. The considered factors result in an estimated exit price that management believes provides a reasonable and consistent methodology for valuing derivative instruments. The commodity derivative instruments we utilize are not considered by management to be complex, structured, or illiquid. The oil, gas, and NGL commodity derivative markets are highly active. Refer to Note 8 - Derivative Financial Instruments for more information regarding our derivative instruments.
Acquisition of Proved and Unproved Properties
Assets acquired and liabilities assumed in transactions that meet the definition of a business combination under ASC 805 are recognized at their estimated fair values as of the acquisition date and are valued using an income valuation technique based on Level 3 inputs. Refer to Note 2 - Mergers, Acquisitions, and Divestitures for discussion of the valuation technique used for the Merger.
Long-Term Debt
The following table reflects the fair value of our Senior Notes obligations measured using Level 1 inputs based on quoted secondary market trading prices. The Senior Notes were not presented at fair value in the accompanying balance sheets as of June 30, 2026, or December 31, 2025, as the Senior Notes were recorded at carrying value, net of any unamortized premium or unamortized deferred financing costs. Refer to Note 6 - Long-Term Debt for additional information.

	As of June 30, 2026		As of December 31, 2025
	Principal Amount	Fair Value	Principal Amount	Fair Value

	(in millions)
6.75% Senior Notes due 2026	$—	$—	$419	$420
6.625% Senior Notes due 2027	$417	$417	$417	$419
8.375% Senior Notes due 2028	$456	$467	$—	$—
6.5% Senior Notes due 2028	$400	$401	$400	$405
6.75% Senior Notes due 2029	$750	$764	$750	$756
8.625% Senior Notes due 2030	$1,000	$1,051	$—	$—
8.75% Senior Notes due 2031	$1,350	$1,411	$—	$—
7.0% Senior Notes due 2032	$750	$758	$750	$739
9.625% Senior Notes due 2033	$750	$823	$—	$—
6.625% Senior Notes due 2034	$1,000	$985	$—	$—
Note 10 - Earnings Per Share
Basic net income or loss per common share is calculated by dividing net income or loss available to common stockholders by the basic weighted-average number of common shares outstanding for the respective period. Diluted net income or loss per common share is calculated by dividing net income or loss available to common stockholders by the diluted weighted-average number of common shares outstanding, which includes the effect of potentially dilutive securities. Potentially dilutive securities for this calculation consist primarily of non-vested restricted stock units (“RSU” or “RSUs”) and contingent performance share units (“PSU” or “PSUs”), which were measured using the treasury stock method as presented below. Refer to Note 12 - Stock-Based Compensation in this report and Note 9 - Earnings Per Share and Note 10 - Stock-Based Compensation in the 2025 Form 10-K for additional detail on these potentially dilutive securities.

The following table sets forth the calculations of basic and diluted net income per common share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025

	(in millions, except per share data)
Net income	$1,071	$202	$736	$384

Basic weighted-average common shares outstanding (1)	239	115	219	115
Dilutive effect of non-vested RSUs, contingent PSUs, and other	1	—	1	—
Diluted weighted-average common shares outstanding	240	115	220	115

Basic net income per common share	$4.48	$1.76	$3.35	$3.35
Diluted net income per common share	$4.46	$1.76	$3.34	$3.34
____________________________________________
Note: Amounts may not calculate due to rounding.
(1)    Amount includes shares issued in connection with the Merger that were outstanding during a portion of the six months ended June 30, 2026.
Note 11 - Segment Reporting
We have one reportable segment: the oil, gas, and NGL exploration and production segment (“E&P Segment”), which operates exclusively in the United States. Following the Merger, management determined that we continue to operate as a single reportable segment. The E&P Segment constitutes all of the consolidated entity and the accompanying unaudited condensed consolidated financial statements and the notes to the accompanying unaudited condensed consolidated financial statements are representative of such amounts for the E&P Segment. Midstream operations acquired in the Merger are considered ancillary to, and are managed as part of, the E&P Segment.
Our Chief Operating Decision Maker (“CODM”) is the President and Chief Executive Officer. The CODM uses net income (loss) as presented in the accompanying statements of operations to measure E&P Segment profit or loss, and to evaluate income generated from E&P Segment assets in deciding whether to reinvest profits into operational activities or to use profits for other purposes, such as debt reduction, acquisitions, or our Stock Repurchase Program. Additionally, net income (loss) is used in assessing budget versus actual results and in benchmarking to our competitors. The measure of segment assets is reported on the accompanying balance sheets as total assets, and capital expenditures are reported in the accompanying statements of cash flows.

The following table summarizes the results of our segment revenue, significant expenses, and net income during the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025

	(in millions)
Total operating revenues and other income	$2,500	$793	$3,979	$1,637
Less:
Lease operating expense	268	105	477	214
Transportation costs	143	79	265	148
Production taxes	131	30	212	67
Ad valorem tax expense	14	10	30	20
Depletion, depreciation, and amortization	592	293	1,024	563
Exploration	21	15	47	27
General and administrative	79	42	253	81
Net derivative (gain) loss	(272)	(78)	425	(61)
Other operating expense	28	2	48	7
Interest expense	111	43	224	87
Interest income (1)	(4)	—	(8)	—
Other non-operating expense	—	—	3	—
Income tax expense	318	51	243	101
E&P Segment net income (2)	$1,071	$202	$736	$384
___________________________________________
Note: Amounts may not calculate due to rounding.
(1)    Interest income is included in the Other non-operating income, net line item on the accompanying statements of operations.
(2)    There are no reconciling items between net income presented in the accompanying statements of operations and E&P Segment net income.
Note 12 - Stock-Based Compensation
As of June 30, 2026, 3.0 million shares of common stock were available for grant under the SM Energy Company 2025 Equity Incentive Compensation Plan and 3.8 million shares were available for grant under the Civitas Resources, Inc. 2024 Long Term Incentive Plan acquired as part of the Merger.
In connection with the closing of the Merger on January 30, 2026, we converted outstanding Civitas equity awards into RSUs of the Company. The converted awards were measured at fair value as of the Closing Date in accordance with ASC 805, and the portion attributable to post-combination service will be recognized as stock-based compensation in accordance with ASC Topic 718, Compensation-Stock Compensation.
In total, 2.5 million RSUs were issued in the conversion, with an aggregate fair value of $49 million. Of this amount, $20 million was attributable to future service and was recorded as unrecognized stock-based compensation, which will be recognized over the remaining requisite service periods of the awards. Other than the impact of the converted awards, there were no material changes to our stock-based compensation arrangements during the three and six months ended June 30, 2026.
Note 13 - Restructuring Costs
During 2026, in connection with the Merger and the South Texas Divestiture, we announced workforce reductions to better align staffing levels and the organizational structure with our strategy. During the three and six months ended June 30, 2026, we incurred restructuring costs of $25 million and $122 million, respectively, which are included in G&A expense in the accompanying statements of operations. These restructuring costs represent a component of total one-time Merger integration costs and consist primarily of employee severance and retention and accelerated vesting of stock-based compensation awards. We expect to incur an additional $7 million of restructuring costs and anticipate that substantially all remaining costs will be incurred and paid during 2026.

The following table summarizes restructuring cost activity during the six months ended June 30, 2026, and our restructuring cost liabilities included in the accounts payable and accrued expenses line item in the accompanying balance sheets as of the periods presented:

(in millions)
Balance as of December 31, 2025	$—
Restructuring costs incurred (1)	122
Restructuring costs paid	(106)
Balance as of June 30, 2026	$16
___________________________________________
(1)    Restructuring costs incurred exclude $33 million of other G&A integration costs including systems integration, advisory, and legal expenses, and salaries for transition employees.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion includes forward-looking statements. Refer to the Cautionary Information about Forward-Looking Statements section of this report for important information about these types of statements. Throughout the following discussion, we explain changes between the three months ended June 30, 2026, and the three months ended March 31, 2026 (“sequential quarterly” or “sequentially”), and the year-to-date (“YTD”) change between the six months ended June 30, 2026, and the six months ended June 30, 2025 (“YTD 2026-over-YTD 2025”).
Overview of the Company
General Overview
Our purpose. Our purpose is to improve communities by providing affordable, reliable energy. We are a premier operator of top-tier assets, utilizing state-of-the-art digital technology, data analytics, and artificial intelligence in our operations, and continually pursuing innovative ideas to optimize capital efficiency and well performance, while reducing our impact on shared natural resources and operating in an efficient, safe, and responsible manner.
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
Responsible operations and governance. We are committed to exceptional safety, health, and environmental stewardship; supporting the professional development of a diverse and thriving team of employees; building and maintaining partnerships with our stakeholders by investing in and connecting with the communities where we live and work; and transparency in reporting our progress in these areas. The Operations and EHS Committee of our Board of Directors oversees, among other things, the effectiveness of our sustainability policies, programs and initiatives, monitors and responds to emerging trends, issues, and associated risks, and, together with management, reports to our Board of Directors regarding such matters. Further demonstrating our commitment to sustainable operations and environmental stewardship, compensation for our executives and employees under certain aspects of our compensation plans is calculated based on Company-wide performance metrics that include key financial, operational, environmental, health, and safety measures.
Merger with Civitas
On November 2, 2025, we entered into the Merger Agreement with Civitas. On January 27, 2026, our stockholders voted in favor of both proposals necessary to complete the Merger, which included approval of (i) the issuance of shares of SM Energy common stock to Civitas stockholders as contemplated by the Merger Agreement, and (ii) an amendment of our Restated Certificate of Incorporation to increase the number of authorized shares of our common stock from 200 million shares to 400 million shares.
On January 30, 2026, we completed the Merger in accordance with the terms of the Merger Agreement. Civitas was an independent exploration and production company focused on the acquisition, development, and production of crude oil and associated liquids-rich natural gas in the DJ Basin in Colorado and the Permian Basin in Texas and New Mexico. We believe that the Merger enhances our premier portfolio across high-return U.S. shale basins, enabling the realization of operational efficiencies and cost synergies and providing opportunities for increased free cash flow to drive long-term differentiated stockholder value.
Under the terms of the Merger Agreement, subject to certain exceptions, each share of Civitas common stock was converted into the right to receive 1.45 shares of SM Energy common stock, with cash paid in lieu of fractional shares. On January 30, 2026, we issued 124 million shares to holders of Civitas common stock, representing 52 percent of the shares of SM Energy’s common stock outstanding immediately following the closing of the Merger. Based on the closing price of SM Energy common stock on January 30, 2026, the total stock consideration was valued at $2.4 billion.

South Texas Divestiture
On April 30, 2026, we completed the South Texas Divestiture and received net cash proceeds of $896 million. The final purchase price remains subject to customary post-closing adjustments. The South Texas Divestiture substantially achieved our target of selling more than $1.0 billion in assets within one year of the completion of the Merger, which has enabled us to reduce debt and strengthen our capital structure. See Note 2 - Mergers, Acquisitions, and Divestitures in Part I, Item 1 of this report for additional discussion.
Debt Optimization
During the six months ended June 30, 2026, and into the subsequent period, we made meaningful progress toward strengthening our debt structure and addressing near-term maturities of certain of our Senior Notes. We issued our 2034 Senior Notes and used the majority of the net proceeds to repurchase $894 million in aggregate principal amount of our higher-coupon 2028 Civitas Senior Notes. After the completion of the South Texas Divestiture, we used the net cash proceeds to fully redeem our 2026 Civitas Senior Notes and our 2026 Senior Notes at par, on May 11, 2026, and June 1, 2026, respectively. Subsequent to June 30, 2026, on August 5, 2026, we instructed the trustee under the 2027 Senior Notes to issue a notice of full redemption of the $417 million aggregate principal amount outstanding, plus accrued and unpaid interest, and intend to complete such redemption on September 4, 2026. Our semi-annual borrowing base redetermination was completed in April 2026, reaffirming our borrowing base and aggregate lender commitments at their existing levels. As of June 30, 2026, we had no outstanding borrowings under our revolving credit facility.
Areas of Operations
Our oil-weighted, liquids-rich asset base spans four operating areas within the United States. Across all areas, gas composition is amenable to processing for NGL extraction, and each area provides future development and exploration opportunities within multiple proven formations.
Our Permian Basin assets comprise approximately 233,000 net acres located in the Midland Basin and Delaware Basin of West Texas and New Mexico (collectively referred to as the “Permian Basin”) with future development and exploration opportunities in the Spraberry, Wolfcamp, and Woodford formations in the Midland Basin; and the Avalon, Bone Spring, and Wolfcamp formations in the Delaware Basin.
Our DJ Basin assets comprise approximately 301,000 net acres located primarily in northeastern Colorado (“DJ Basin”) with future development and exploration opportunities in the Niobrara and Codell formations.
Following the completion of the South Texas Divestiture, our South Texas assets comprise approximately 95,000 net acres located in Dimmit and Webb counties, Texas (“South Texas”) with future development and exploration opportunities across our overlapping acreage position covering a portion of the western Eagle Ford shale and Austin Chalk formations.
Our Uinta Basin assets comprise approximately 99,000 net acres in northeastern Utah (“Uinta Basin”), including acreage in Utah previously reported as other non-core acreage that has been reclassified to the Uinta Basin, with future development and exploration opportunities in the Lower Green River and Wasatch formations.
Market Trends and Uncertainties
During the six months ended June 30, 2026, benchmark oil prices reached their highest levels since 2022, reflecting strong global demand and ongoing supply-side constraints resulting from geopolitical developments in the Middle East. Despite the resulting price volatility, we have not made material changes to our 2026 development plan and do not currently anticipate making material changes for the remainder of 2026.
Benchmark gas prices have been volatile throughout 2026, and our realized gas prices have been negatively impacted by basis differentials in both the Permian Basin and the DJ Basin. In the Permian Basin, gas gathering and takeaway capacity constraints contributed to significant basis differentials at the Waha hub throughout the first and second quarters of 2026, with differentials widening in April and May before narrowing in June. In June, additional pipeline capacity entered service and we expect additional pipeline capacity during the second half of 2026 to provide adequate takeaway capacity out of the Permian Basin. In the DJ Basin, unfavorable differentials at CIG Rockies persisted through the second quarter of 2026 as elevated storage inventories and continued spring shoulder season demand weakness kept regional prices below benchmark levels, with only modest improvement late in the second quarter as summer cooling demand increased.
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
Historically, tariffs have led to increased costs for products exchanged in international trade, and have heightened global political tensions. Changes in the U.S. and international trade policies, including the imposition, modification, or repeal of tariffs, continue to contribute to economic and market uncertainty. In recent periods, U.S. tariff policies and related trade actions have shifted frequently, and retaliatory measures or additional policy changes by other countries remain possible, and could contribute to broader economic and market instability.
The timing and magnitude of future effects of the factors discussed above are inherently unpredictable and could have a material adverse effect on our business, financial condition, and results of operations to an extent we are unable to reasonably estimate. Declines in oil, gas, and NGL prices are difficult to predict in a volatile price environment and could lead to impairments of proved and unproved properties.
Second Quarter 2026 Overview and Outlook for the Remainder of 2026
During the second quarter of 2026:
•We continued to advance Merger integration efforts across key operational and organizational workstreams and made further progress on capturing synergies.
•We closed our South Texas Divestiture on April 30, 2026, and received net cash proceeds of $896 million.
•We redeemed the entire $400 million and $419 million aggregate principal amounts outstanding of our 2026 Civitas Senior Notes and 2026 Senior Notes, respectively, at par.
•We resumed activity under our Stock Repurchase Program by repurchasing and subsequently retiring 2.6 million shares of our common stock at a cost of $84 million, excluding excise taxes, commissions, and fees.
We subsequently announced that we instructed the trustee under the 2027 Senior Notes to issue a notice of full redemption of the $417 million aggregate principal amount outstanding to the holders of such notes.
Refer to Note 2 - Mergers, Acquisitions, and Divestitures, Note 5 - Equity, and Note 6 - Long-Term Debt in Part I, Item 1 of this report for additional discussion.
Financial and Operational Results. Oil, gas, and NGL production revenue increased 46 percent sequentially to $2.2 billion for the three months ended June 30, 2026, compared with $1.5 billion for the three months ended March 31, 2026. This increase was primarily driven by an 18 percent sequential quarterly increase in average daily equivalent production to 439.7 MBOE per day, reflecting a full quarter of production from the assets acquired in the Merger, and a 22 percent sequential quarterly increase in total realized price per BOE, before the effect of net derivative settlements (“realized price” or “realized prices”), resulting from increases in benchmark oil prices. Oil, gas, and NGL production expense increased 30 percent sequentially to $556 million for the three months ended June 30, 2026, compared with $428 million for the three months ended March 31, 2026.
We recorded a net derivative gain of $272 million and a net derivative loss of $697 million for the three months ended June 30, 2026, and March 31, 2026, respectively. Included within these amounts are net derivative settlement losses of $220 million and $30 million for the three months ended June 30, 2026, and March 31, 2026, respectively.
Operational and financial activities during the three months ended June 30, 2026, resulted in the following:
•Net income of $1.1 billion, or $4.46 per diluted share, compared with a net loss of $335 million, or $1.68 per diluted share, for the three months ended March 31, 2026.
•Net cash provided by operating activities of $1.1 billion, compared with $640 million for the three months ended March 31, 2026.
•Adjusted EBITDAX, a non-GAAP financial measure, of $1.4 billion, compared with $970 million for the three months ended March 31, 2026. Refer to the caption Non-GAAP Financial Measures below for additional discussion and our definition of adjusted EBITDAX and reconciliations to net income and net cash provided by operating activities.
Refer to Overview of Selected Production and Financial Information, Including Trends and Comparison of Financial Results and Trends Between the Three Months Ended June 30, 2026, and March 31, 2026, and Between the Six Months Ended June 30, 2026, and 2025 below for additional discussion.
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
During the three and six months ended June 30, 2026, costs incurred in oil and gas property acquisition, exploration, and development activities, whether capitalized or expensed, totaled $734 million and $1.5 billion, respectively. Total costs incurred includes activity in our core areas of operations, corporate charges incurred in exploration activities, and costs related to exploration efforts outside of our core areas of operation.
In our Permian Basin program, we operated an average of seven drilling rigs and one completion crew during the second quarter of 2026, and our operations focused on development optimization and delineation of our assets in the Midland Basin and Delaware Basin. Average net daily equivalent production increased sequentially by 28 percent to 233.5 MBOE per day, reflecting a full quarter of production from the assets acquired in the Merger, compared to two months of production included in the first quarter of 2026 following the Closing Date of the Merger. Costs incurred during the three months ended June 30, 2026, totaled $300 million, or 41 percent of our total costs incurred for the period. We anticipate operating an average of six drilling rigs and two completion crews for the remainder of 2026, focused on development of the Spraberry, Woodford, Bone Spring, Wolfcamp, and Avalon formations.
In our DJ Basin program, we operated two drilling rigs during the second quarter of 2026 and one completion crew for a portion of the quarter, and our operations focused primarily on delineation and development. Average net daily equivalent production increased sequentially by 46 percent to 118.8 MBOE per day reflecting a full quarter of production from the assets acquired in the Merger, compared to two months of production included in the first quarter of 2026 following the Closing Date of the Merger. Costs incurred during the three months ended June 30, 2026, totaled $178 million, or 24 percent of our total costs incurred for the period. We anticipate operating an average of one drilling rig and one completion crew for the remainder of 2026, focused on further development and delineation of the Niobrara and Codell formations.
In our South Texas program, we operated one drilling rig and averaged one completion crew during the second quarter of 2026, and our operations focused primarily on the development and further delineation of the Austin Chalk formation. The three months ended June 30, 2026, reflect only one month of activity related to the divested assets prior to April 30, 2026. Average net daily equivalent production decreased sequentially by 30 percent to 47.4 MBOE per day, primarily due to the South Texas Divestiture. Costs incurred during the three months ended June 30, 2026, totaled $133 million, or 18 percent of our total costs incurred for the period. We anticipate operating one drilling rig during the remainder of 2026 and averaging one completion crew through the end of the third quarter of 2026, focused primarily on developing the Austin Chalk formation.
In our Uinta Basin program, we operated two drilling rigs and one completion crew during the second quarter of 2026, and our operations focused on delineation and development. Average net daily equivalent production increased sequentially by two percent to 40.1 MBOE per day. Costs incurred during the three months ended June 30, 2026, totaled $123 million, or 17 percent of our total costs incurred for the period. We anticipate operating between two and three drilling rigs and one completion crew during the remainder of 2026, focused primarily on delineating and developing the Lower Green River and Wasatch formations.
The table below provides a quarterly summary of changes in our drilled but not completed well count and current year drilling and completion activity in our operated programs for the three and six months ended June 30, 2026:

	Permian Basin		DJ Basin		South Texas		Uinta Basin		Total
	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Wells drilled but not completed at December 31, 2025	15	12	—	—	25	24	38	28	78	64
Wells acquired (1)	40	33	43	41	—	—	—	—	83	74
Wells drilled (2)	31	28	16	15	12	12	11	7	70	62
Wells completed (2)	(26)	(23)	(25)	(23)	(12)	(11)	(12)	(9)	(75)	(66)
Wells drilled but not completed at March 31, 2026	60	50	34	33	25	25	37	26	156	134
Wells drilled	44	37	22	18	11	9	10	6	87	70
Wells completed	(48)	(39)	(12)	(12)	(13)	(13)	(9)	(7)	(82)	(71)
Wells sold (3)	—	—	—	—	(10)	(10)	—	—	(10)	(10)
Other (4)	—	1	—	1	—	—	—	—	—	2
Wells drilled but not completed at June 30, 2026	56	49	44	40	13	11	38	25	151	125
____________________________________________
(1)    We acquired these drilled but not completed wells as part of the Merger on January 30, 2026.
(2)    All drilling and completion activity related to the acquired assets in the Permian Basin and DJ Basin occurred after the Closing Date of the Merger.

(3)    On April 30, 2026, as part of the South Texas Divestiture, we sold 10 gross (10 net) drilled but not completed wells.
(4)    Includes adjustments related to normal business activities, including working interest changes for existing drilled but not completed wells and wells completed during the second quarter of 2026. Working interest changes can result from divestitures, joint development agreements, farm-outs, and other activities.
Production Results. The table below presents the disaggregation of our net production volumes by product type for each of our assets for the periods presented. The Permian Basin and DJ Basin results include production from properties acquired in the Merger after the Closing Date of January 30, 2026.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	March 31, 2026	June 30, 2026	June 30, 2025

Permian Basin Net Production:
Oil (MMBbl)	11.5	9.3	20.9	9.6
Gas (Bcf)	50.2	37.4	87.6	32.2
NGLs (MMBbl)	1.3	0.9	2.2	—
Equivalent (MMBOE)	21.2	16.4	37.7	14.9
Average net daily equivalent (MBOE per day)	233.5	182.6	208.2	82.6
Relative percentage	53%	49%	51%	41%

DJ Basin Net Production:
Oil (MMBbl)	5.0	3.4	8.4	—
Gas (Bcf)	23.7	15.6	39.3	—
NGLs (MMBbl)	1.9	1.3	3.2	—
Equivalent (MMBOE)	10.8	7.3	18.1	—
Average net daily equivalent (MBOE per day)	118.8	81.4	100.2	—
Relative percentage	27%	22%	25%	—%

South Texas Net Production:
Oil (MMBbl)	1.3	1.4	2.6	3.5
Gas (Bcf)	9.8	16.3	26.1	34.3
NGLs (MMBbl)	1.4	2.0	3.5	4.8
Equivalent (MMBOE)	4.3	6.1	10.4	14.0
Average net daily equivalent (MBOE per day)	47.4	68.0	57.6	77.4
Relative percentage	11%	18%	14%	38%

Uinta Basin Net Production:
Oil (MMBbl)	3.1	3.0	6.1	6.8
Gas (Bcf)	3.1	3.0	6.1	6.1
NGLs (MMBbl)	—	—	—	—
Equivalent (MMBOE)	3.6	3.5	7.2	7.8
Average net daily equivalent (MBOE per day)	40.1	39.1	39.6	43.3
Relative percentage	9%	11%	10%	21%

Total Net Production:
Oil (MMBbl)	20.9	17.1	38.0	19.9
Gas (Bcf)	86.8	72.4	159.2	72.6
NGLs (MMBbl)	4.6	4.2	8.9	4.8
Equivalent (MMBOE)	40.0	33.4	73.4	36.8
Average net daily equivalent (MBOE per day)	439.7	371.2	405.7	203.2
____________________________________________
Note: Amounts may not calculate due to rounding.

Refer to Overview of Selected Production and Financial Information, Including Trends and Comparison of Financial Results and Trends Between the Three Months Ended June 30, 2026, and March 31, 2026, and Between the Six Months Ended June 30, 2026, and 2025 below for discussion of production.
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
The following table summarizes commodity price data, as well as the effect of net derivative settlements, for the periods presented:

	For the Three Months Ended
	June 30, 2026	March 31, 2026	June 30, 2025
Oil (per Bbl):
Average NYMEX contract monthly price	$92.79	$71.93	$63.74
Realized price	$96.85	$73.69	$62.04
Effect of oil net derivative settlements	$(16.23)	$(4.13)	$2.01
Gas:
Average NYMEX monthly settle price (per MMBtu)	$2.90	$5.04	$3.44
Realized price (per Mcf)	$0.17	$1.72	$2.15
Effect of gas net derivative settlements (per Mcf)	$1.37	$0.55	$0.51
NGLs (per Bbl):
Average OPIS price (1)	$31.33	$26.41	$26.99
Realized price	$24.69	$21.58	$21.91
Effect of NGL net derivative settlements	$0.14	$0.17	$0.01
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
The following table summarizes 12-month strip prices for NYMEX WTI oil, NYMEX Henry Hub gas, and OPIS NGLs as of July 23, 2026, and June 30, 2026:

	As of July 23, 2026	As of June 30, 2026
NYMEX WTI oil (per Bbl)	$79.86	$68.16
NYMEX Henry Hub gas (per MMBtu)	$3.25	$3.39
OPIS NGLs (per Bbl)	$29.75	$26.54
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
Financial Results of Operations and Additional Comparative Data
The tables below provide information regarding selected production and financial information and selected performance metrics for the three months ended June 30, 2026, and the preceding three quarters.
Selected Production and Financial Information

	For the Three Months Ended
	June 30,	March 31,	December 31,	September 30,
	2026	2026	2025	2025

	(in millions)
Net production (MMBOE)	40.0	33.4	19.0	19.7
Oil, gas, and NGL production revenue	$2,156	$1,477	$703	$811
Oil, gas, and NGL production expense	$556	$428	$207	$229
Depletion, depreciation, and amortization	$592	$432	$319	$325
Exploration	$21	$26	$18	$12
General and administrative	$79	$174	$40	$39
Net income (loss)	$1,071	$(335)	$109	$155
Selected Performance Metrics

	For the Three Months Ended
	June 30,	March 31,	December 31,	September 30,
	2026	2026	2025	2025
Average net daily equivalent production (MBOE per day)	439.7	371.2	206.9	213.8
Lease operating expense (per BOE)	$6.71	$6.25	$5.55	$5.67
Transportation costs (per BOE)	$3.57	$3.65	$3.67	$3.77
Production taxes as a percent of oil, gas, and NGL production revenue	6.1%	5.5%	3.8%	4.1%
Ad valorem tax expense (per BOE)	$0.37	$0.47	$0.23	$0.51
Depletion, depreciation, and amortization (per BOE)	$14.81	$12.91	$16.73	$16.54
General and administrative (per BOE)	$1.98	$5.20	$2.10	$2.00
____________________________________________
Note: Amounts may not calculate due to rounding.

Overview of Selected Production and Financial Information, Including Trends

	For the Three Months Ended		Amount Change Between Periods	Percent Change Between Periods	For the Six Months Ended		Amount Change Between Periods	Percent Change Between Periods
	June 30, 2026	March 31, 2026			June 30, 2026	June 30, 2025
Net production volumes: (1)
Oil (MMBbl)	20.9	17.1	3.8	22%	38.0	19.9	18.2	92%
Gas (Bcf)	86.8	72.4	14.4	20%	159.2	72.6	86.5	119%
NGLs (MMBbl)	4.6	4.2	0.4	10%	8.9	4.8	4.0	84%
Equivalent (MMBOE)	40.0	33.4	6.6	20%	73.4	36.8	36.6	100%
Average net daily production: (1)
Oil (MBbl per day)	229.8	190.3	39.6	21%	210.2	109.7	100.4	92%
Gas (MMcf per day)	953.7	804.1	149.6	19%	879.3	401.2	478.1	119%
NGLs (MBbl per day)	51.0	46.9	4.1	9%	48.9	26.6	22.3	84%
Equivalent (MBOE per day)	439.7	371.2	68.6	18%	405.7	203.2	202.5	100%
Oil, gas, and NGL production revenue (in millions): (1)
Oil production revenue	$2,026	$1,262	$764	61%	$3,288	$1,312	1,976	151%
Gas production revenue	15	124	(109)	(88)%	139	198	(59)	(30)%
NGL production revenue	115	91	24	26%	206	115	91	80%
Total oil, gas, and NGL production revenue	$2,156	$1,477	$679	46%	$3,633	$1,625	$2,008	124%
Oil, gas, and NGL production expense (in millions): (1)
Lease operating expense	$268	$209	$59	28%	$477	$214	$264	123%
Transportation costs	143	122	21	17%	265	148	117	79%
Production taxes	131	81	50	62%	212	67	145	217%
Ad valorem tax expense	14	16	(2)	(13)%	30	20	10	52%
Total oil, gas, and NGL production expense	$556	$428	$129	30%	$984	$449	$535	119%
Realized price:
Oil (per Bbl)	$96.85	$73.69	$23.16	31%	$86.43	$66.04	$20.39	31%
Gas (per Mcf)	$0.17	$1.72	$(1.55)	(90)%	$0.88	$2.73	$(1.85)	(68)%
NGLs (per Bbl)	$24.69	$21.58	$3.11	14%	$23.21	$23.85	$(0.64)	(3)%
Per BOE	$53.86	$44.22	$9.64	22%	$49.48	$44.17	$5.31	12%
Per BOE data: (1)
Oil, gas, and NGL production expense:
Lease operating expense	$6.71	$6.25	$0.46	7%	$6.50	$5.81	$0.69	12%
Transportation costs	3.57	3.65	(0.08)	(2)%	3.61	4.03	(0.42)	(10)%
Production taxes	3.25	2.43	0.82	34%	2.88	1.82	1.06	58%
Ad valorem tax expense	0.37	0.47	(0.10)	(21)%	0.41	0.54	(0.13)	(24)%
Total oil, gas, and NGL production expense (1)	$13.90	$12.80	$1.10	9%	$13.40	$12.21	$1.19	10%
Depletion, depreciation, and amortization	$14.81	$12.91	$1.90	15%	$13.95	$15.30	$(1.35)	(9)%
General and administrative (2)	$1.98	$5.20	$(3.22)	(62)%	$3.44	$2.21	$1.23	56%
Net derivative settlement gain (loss) (3)	$(5.50)	$(0.90)	$(4.60)	(511)%	$(3.41)	$1.29	$(4.70)	(364)%
Earnings per share information (in millions, except per share data): (4)
Basic weighted-average common shares outstanding	239	199	40	20%	219	115	104	90%
Diluted weighted-average common shares outstanding	240	199	41	21%	220	115	105	91%
Basic net income (loss) per common share	$4.48	$(1.68)	$6.16	367%	$3.35	$3.35	$—	—%
Diluted net income (loss) per common share	$4.46	$(1.68)	$6.14	365%	$3.34	$3.34	$—	—%

___________________________________________
Note: Results for the three and six months ended June 30, 2026, reflect activity from the assets acquired in the Merger only after the Closing Date of January 30, 2026, and reflect activity from the assets sold in the South Texas Divestiture only for the period from January 1, 2026, through April 30, 2026.
(1)    Amounts and percentage changes may not calculate due to rounding.
(2)    G&A expense per BOE for the three and six months ended June 30, 2026, includes one-time Merger-related integration costs, the majority of which were incurred during the first quarter of 2026. See below and refer to Comparison of Financial Results and Trends Between the Three Months Ended June 30, 2026, and March 31, 2026, and Between the Six Months Ended June 30, 2026, and 2025 for additional discussion.
(3)    Net derivative settlements for the three months ended June 30, 2026, and for the six months ended June 30, 2026, and 2025, are included within the net derivative (gain) loss line item in the accompanying statements of operations.
(4)    Refer to Note 10 - Earnings Per Share in Part I, Item 1 of this report for additional discussion.
The Merger, which closed on January 30, 2026, and the South Texas Divestiture, which closed on April 30, 2026, have materially affected our operating and financial results and will continue to affect comparability with prior periods. The addition of the Civitas assets and operations has increased production volumes and revenues and has impacted oil, gas, and NGL production expense, G&A expense, and other expense categories. The South Texas Divestiture also impacts comparability of our operating and financial results, as the three months ended June 30, 2026, reflect only one month of activity related to the divested assets prior to April 30, 2026. The magnitude and timing of ongoing impacts will depend, in part, on operating performance, commodity prices, Merger integration activities, and other factors and may not be directly comparable to our historical results.
Average net daily equivalent production for the three months ended June 30, 2026, increased 18 percent sequentially. The increase was primarily due to the inclusion of a full quarter of production from the assets acquired in the Merger, compared to two months of activity in the first quarter of 2026, partially offset by a decrease in production due to the South Texas Divestiture. Average net daily production increased 100 percent YTD 2026-over-YTD 2025 primarily driven by production from assets acquired in the Merger.
We present certain information on a per BOE basis in order to evaluate our performance relative to our peers and to identify and measure trends we believe may require additional analysis and discussion.
Our realized price on a per BOE basis increased 22 percent sequentially primarily due to increases in benchmark oil prices, partially offset by decreases in realized gas prices driven by a decline in benchmark gas prices and widening price differentials at Waha. Our realized price on a per BOE basis increased 12 percent YTD 2026-over-YTD 2025 primarily due to increases in benchmark oil prices, partially offset by decreases in realized gas prices driven by unfavorable price differentials at Waha and CIG Rockies during the first half of 2026. We recognized net losses on the settlement of our commodity derivative contracts of $5.50 per BOE and $0.90 per BOE during the three months ended June 30, 2026, and March 31, 2026, respectively. During the six months ended June 30, 2026 and 2025, we recognized a net loss of $3.41 per BOE and a net gain of $1.29 per BOE, respectively.
Lease operating expense (“LOE”) per BOE increased seven percent sequentially and 12 percent YTD 2026-over-YTD 2025 primarily as a result of assets acquired in the Merger, which have a higher LOE per BOE profile relative to our pre-Merger asset base, with the sequential quarterly increase also reflecting a full quarter of contribution from the assets acquired in the Merger and a shift in production mix following the South Texas Divestiture. For the full-year 2026, we expect LOE per BOE to increase compared with 2025, driven by the inclusion of higher-cost acquired assets and a shift in production mix following the South Texas Divestiture. We expect to realize operational and cost synergies which will partially offset this increase. We anticipate volatility in LOE per BOE as a result of changes in production mix, timing of workover projects, changes in service provider costs, integration-related activities and broader industry conditions, all of which affect total LOE.
Transportation costs per BOE remained flat sequentially. Transportation costs per BOE decreased 10 percent YTD 2026-over-YTD 2025 primarily due to changes in our production mix. In general, we expect total transportation costs to fluctuate relative to changes in commodity and production mix across our areas of operations. For 2026, we expect transportation costs on a per BOE basis to remain relatively flat compared with 2025.
Production tax expense per BOE increased 34 percent sequentially and 58 percent YTD 2026-over-YTD 2025, primarily due to higher realized oil prices, and a higher production tax rate associated with our acquired DJ Basin assets relative to our pre-merger asset base, with the sequential increase also reflecting a full quarter of DJ Basin operations. Our overall production tax rate was 6.1 percent, 5.5 percent, and 3.9 percent for the three months ended June 30, 2026, March 31, 2026, and June 30, 2025, respectively. We expect that our Uinta Basin and South Texas assets will incur a lower production tax rate compared with our Permian Basin and DJ Basin assets. We generally expect production tax expense to correlate with oil, gas, and NGL production revenue. Product mix, the location of production, and incentives to encourage oil and gas development can also impact the amount of production tax expense that we recognize.
Ad valorem tax expense per BOE decreased 21 percent sequentially and 24 percent YTD 2026-over-YTD 2025. We anticipate volatility in ad valorem tax expense on a per BOE and absolute basis due to varying tax policies and assessment methodologies across the counties in which we operate, changes in our production mix, and fluctuations in commodity prices.

DD&A expense per BOE increased 15 percent sequentially and decreased nine percent YTD 2026-over-YTD 2025, primarily due to the impacts of the Merger on DD&A rates, the South Texas Divestiture, and shifts in our production mix. For the full-year 2026, we expect DD&A expense on an absolute basis to increase compared with 2025 due to higher production volumes, while we expect DD&A expense to decrease on a per BOE basis. Our DD&A rate fluctuates as a result of changes in our production mix, changes in our total estimated net proved reserve volumes, changes in capital allocation, impairments, acquisition and divestiture activity, and carrying cost funding and sharing arrangements with third parties.
G&A expense on a per BOE basis decreased 62 percent sequentially primarily due to Merger-related one-time costs recognized during the three months ended March 31, 2026. G&A expense on a per BOE basis increased 56 percent YTD 2026-over-YTD 2025, primarily due to Merger-related one-time costs. These costs include one-time severance and retention payments; accelerated stock-compensation expense related to terminated employees; transition employee costs; one-time systems integration, advisory, and legal expenses; as well as higher compensation expense due to increased headcount. $155 million of G&A expense recognized during the six months ended June 30, 2026, is considered one-time Merger integration cost. For the full-year 2026, we expect G&A expense on an absolute basis to increase compared with 2025, primarily due to an increase in employee headcount as a result of the Merger, and one-time integration costs, with a majority of the one-time integration costs expected to be incurred during the first half of 2026. As one-time integration costs diminish and we realize the anticipated benefits of operational scale from the Merger, we expect G&A expense on a per BOE basis to decrease from current levels, though absolute G&A expense will reflect the scale of our combined operations and may be impacted by future business activities.
Basic and diluted weighted-average common shares outstanding increased sequentially and YTD 2026-over-YTD 2025, primarily as a result of shares issued in connection with the Merger, slightly offset by the repurchase of 2.6 million shares of our common stock under our Stock Repurchase Program. Refer to Note 5 - Equity and Note 10 - Earnings Per Share in Part I, Item 1 of this report for additional discussion.
Refer to Comparison of Financial Results and Trends Between the Three Months Ended June 30, 2026, and March 31, 2026, and Between the Six Months Ended June 30, 2026, and 2025 below for additional discussion of operating expenses.
Comparison of Financial Results and Trends Between the Three Months Ended June 30, 2026, and March 31, 2026, and Between the Six Months Ended June 30, 2026, and 2025
Refer to Overview of Selected Production and Financial Information, Including Trends above for additional discussion, including discussion of trends on a per BOE basis.
Average net daily equivalent production, production revenue, and production expense
Sequential Quarterly Changes. The following table presents changes in our average net daily equivalent production; oil, gas, and NGL production revenue; and oil, gas, and NGL production expense, by area, between the three months ended June 30, 2026, and March 31, 2026:

	Average Net Equivalent Production Increase (Decrease)	Oil, Gas, and NGL Production Revenue Increase (Decrease)	Oil, Gas, and NGL Production Expense Increase (Decrease)
	(MBOE per day)	(in millions)	(in millions)
Permian Basin	50.9	$381	$73
DJ Basin	37.3	237	64
South Texas	(20.6)	(19)	(15)
Uinta Basin	1.0	80	6
Total	68.6	$679	$129
__________________________________________
Note: Amounts may not calculate due to rounding.
Average net daily equivalent production increased 18 percent, and total realized price increased 22 percent, resulting in a 46 percent increase in oil, gas, and NGL production revenue. Oil, gas, and NGL production expense increased 30 percent. These increases are primarily due to the inclusion of a full quarter of activity from the assets acquired in the Merger during the second quarter of 2026, compared to two months of activity in the first quarter of 2026. These increases were partially offset by the South Texas Divestiture, which contributed one month of activity during the second quarter of 2026 compared to three months of activity during the first quarter of 2026. Production revenue also benefited from increases in benchmark oil prices.

YTD 2026-over-YTD 2025 Changes. The following table presents changes in our average net daily equivalent production; oil, gas, and NGL production revenue; and oil, gas, and NGL production expense, by area, between the six months ended June 30, 2026, and 2025:

	Average Net Equivalent Production Increase (Decrease)	Oil, Gas, and NGL Production Revenue Increase (Decrease)	Oil, Gas, and NGL Production Expense Increase (Decrease)
	(MBOE per day)	(in millions)	(in millions)
Permian Basin	125.6	$1,104	$303
DJ Basin	100.2	921	269
South Texas	(19.7)	(63)	(28)
Uinta Basin	(3.6)	46	(9)
Total	202.5	$2,008	$535
__________________________________________
Note: Amounts may not calculate due to rounding.
Average net daily equivalent production increased 100 percent, and total realized price increased 12 percent, resulting in a 124 percent increase in oil, gas, and NGL production revenue. Oil, gas, and NGL production expense increased 119 percent. These increases are primarily due to the inclusion of five months of activity from the assets acquired in the Merger during the six months ended June 30, 2026. These increases were partially offset by the South Texas Divestiture, which contributed four months of activity during the first half of 2026, compared to six months of activity during the first half of 2025. Production revenue also benefited from increases in benchmark oil prices.
Gain on divestiture activity

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	March 31, 2026	June 30, 2026	June 30, 2025

	(in millions)
Gain on divestiture activity	$262	$—	$262	$—
We recorded an estimated gain on divestiture activity of $262 million for the three and six months ended June 30, 2026, related to the South Texas Divestiture. Refer to Note 2 - Mergers, Acquisitions, and Divestitures in Part I, Item 1 of this report for additional discussion.
Other operating income

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	March 31, 2026	June 30, 2026	June 30, 2025

	(in millions)
Other operating income	$82	$2	$84	$13
Other operating income increased $80 million sequentially and $71 million YTD 2026-over-YTD 2025 primarily due to a Texas natural gas severance tax refund recorded during the three months ended June 30, 2026.
Depletion, depreciation, and amortization

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	March 31, 2026	June 30, 2026	June 30, 2025

	(in millions)
Depletion, depreciation, and amortization	$592	$432	$1,024	$563
DD&A expense increased 37 percent sequentially and 82 percent YTD 2026-over-YTD 2025 primarily due to higher production volumes and the impact of the Merger on DD&A rates.

Exploration

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	March 31, 2026	June 30, 2026	June 30, 2025

	(in millions)
Exploration	$21	$26	$47	$27
Exploration expense decreased 19 percent sequentially primarily due to a decrease in geological, geophysical, and other expenses. Exploration expense increased 74 percent YTD 2026-over-YTD 2025 due to increases in overhead as a result of the Merger. Exploration expense fluctuates based on actual geological and geophysical studies we perform within an exploratory area, exploratory dry hole expense incurred, and changes in the amount of allocated overhead.
General and administrative

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	March 31, 2026	June 30, 2026	June 30, 2025

	(in millions)
General and administrative	$79	$174	$253	$81
G&A expense decreased 55 percent sequentially and increased 212 percent YTD 2026-over-YTD 2025, both primarily due to the timing of Merger-related one-time costs, the majority of which were incurred during the three months ended March 31, 2026. The YTD 2026-over-YTD 2025 increase also reflects higher compensation expense due to increased headcount resulting from the Merger. One-time costs of $155 million for the six months ended June 30, 2026, include severance and retention payments, accelerated stock-compensation expense related to terminated employees, transition employee costs, and systems integration, advisory, and legal expenses.
Net derivative (gain) loss

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	March 31, 2026	June 30, 2026	June 30, 2025

	(in millions)
Net derivative (gain) loss	$(272)	$697	$425	$(61)
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
Interest expense

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	March 31, 2026	June 30, 2026	June 30, 2025

	(in millions)
Interest expense	$(111)	$(113)	$(224)	$(87)
Interest expense remained flat sequentially as decreases related to redeemed Senior Notes were mostly offset by increases related to issued Senior Notes and the inclusion of a full quarter of interest expense recorded during the three months ended June 30, 2026, related to our Civitas Senior Notes acquired in the Merger. Interest expense increased 157 percent YTD 2026-over-YTD 2025 primarily driven by interest expense attributable to our Civitas Senior Notes assumed in connection with the Merger. Total interest expense can vary based on the amount of our outstanding fixed-rate debt securities, fluctuations in the amount of capitalized interest as a result of the timing of the development of our wells in progress, and the timing and amount of borrowings under our revolving credit facility.

Income tax (expense) benefit

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	March 31, 2026	June 30, 2026	June 30, 2025

	(in millions, except tax rate)
Income tax (expense) benefit	$(318)	$75	$(243)	$(101)
Effective tax rate	22.9%	18.3%	24.8%	20.8%
Our effective tax rate is impacted by proportional effects of forecast net income on estimated permanent items between periods and estimated state revenue changes affecting the apportionment of taxable income to states with lower or higher statutory tax rates. Our effective tax rate increased five percentage points sequentially and increased four percentage points YTD 2026-over-YTD 2025. These increases were primarily a result of a remeasurement expense adjustment to record a Merger-related cumulative state apportionment change to our historical net deferred tax asset and liability balances which increased income tax expense during the first quarter of 2026. The same remeasurement expense adjustment decreased our effective tax rate during the three months ended March 31, 2026, due to the recorded income tax benefit for that period. The tax rate increases also include the effects of projected research and development (“R&D”) credit claims, and tax deduction limitations on compensation of covered individuals.
During the six months ended June 30, 2026, we made estimated payments, net of refunds received, of $25 million for federal income taxes and $7 million for state income taxes. In connection with IRC 382 analysis and state tax planning during the period, we are estimating more favorable utilization of tax attributes in 2026. As a result, the percent of estimated current federal and state income tax expense to the total income tax expense has decreased sequentially and YTD 2026-over-YTD 2025.
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
Sources of Cash
During the six months ended June 30, 2026, we primarily funded our capital expenditures and return of capital program with cash flows from operations. For the remainder of 2026, we expect to fund our capital expenditures, planned 2027 Senior Notes redemption, and return of capital program with cash flows from operations, with any remaining cash needs being funded by borrowings under our revolving credit facility. Although we expect cash flows from these sources to be sufficient for the remainder of 2026, we may also elect to raise funds through new debt or equity offerings or from other sources of financing. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current stockholders could be diluted, and these newly issued securities may have rights, preferences, or privileges senior to those of certain existing stockholders and bondholders. Additionally, we may enter into carrying cost and sharing arrangements with third parties for certain exploration or development programs.
During the first quarter of 2026, we issued our 2034 Senior Notes. See below for discussion on the use of net proceeds received, and refer to Note 6 - Long-Term Debt in Part I, Item 1 of this report for additional discussion.
During the second quarter of 2026, we completed the South Texas Divestiture and received net cash proceeds of $896 million subject to customary post-closing adjustments. We used the proceeds to reduce debt and strengthen our capital structure as further discussed under Uses of Cash below. See Note 2 - Mergers, Acquisitions, and Divestitures in Part I, Item 1 of this report for additional discussion.
Our credit ratings affect the availability of, and cost for us to borrow, additional funds. Any future downgrades in our credit ratings could make it more difficult or expensive for us to borrow additional funds. Two major credit rating agencies upgraded our credit ratings following the close of the Merger on January 30, 2026, citing our increased size, scale and diversification, and enhanced and consistently positive free cash flow generation.
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
Credit Agreement
Our Credit Agreement provides for a senior secured revolving credit facility with a maximum loan amount of $5.0 billion. As of June 30, 2026, the borrowing base and aggregate revolving lender commitments under our Credit Agreement were $5.0 billion and $2.5 billion, respectively. In connection with the closing of the Merger on January 30, 2026, we entered into the Fourth Amendment with our lenders which, among other things, increased the aggregate revolving lender commitments available under our Credit Agreement to $2.5 billion and increased the borrowing base to $5.0 billion. The borrowing base is subject to regular, semi-annual redetermination, and considers the value of both our proved oil and gas properties reflected in our most recent reserve report and commodity derivative contracts, each as determined by our lender group. The next borrowing base redetermination is scheduled to occur on October 1, 2026. No individual bank participating in our Credit Agreement represents more than 10 percent of the lender commitments under the Credit Agreement. We must comply with certain financial and non-financial covenants under the terms of the Credit Agreement. We were in compliance with all financial and non-financial covenants under the Credit Agreement as of June 30, 2026, and through the filing of this report.
The following table summarizes our daily weighted-average revolving credit facility balance during the periods presented:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	March 31, 2026	June 30, 2026	June 30, 2025

	(in millions)
Daily weighted-average revolving credit facility balance	$18	$4	$11	$93
The amount we borrow under our revolving credit facility is impacted by cash flows provided by our operating activities, proceeds received from divestitures of properties, capital markets activities including open market debt repurchases, debt redemptions, and repayment of scheduled debt maturities, other financing activities, and our capital expenditures, including acquisitions.
Refer to Note 6 - Long-Term Debt in Part I, Item 1 of this report for additional discussion, as well as the presentation of the outstanding balance, total amount of letters of credit, and available borrowing capacity under the Credit Agreement as of July 23, 2026, June 30, 2026, and December 31, 2025.
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
The following table presents our weighted-average interest rates and our weighted-average borrowing rates for the periods presented:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	March 31, 2026	June 30, 2026	June 30, 2025
Weighted-average interest rate	7.5%	8.6%	7.6%	7.5%
Weighted-average borrowing rate	7.2%	8.2%	7.3%	6.9%
Our weighted-average interest and weighted-average borrowing rate each decreased sequentially due to the partial repayment of our 2028 Civitas Senior Notes and the full redemption of our 2026 Civitas Senior Notes and our 2026 Senior Notes. Our weighted-average interest and weighted-average borrowing rate each increased YTD 2026-over-YTD 2025, primarily due to the assumption of our Civitas Senior Notes, the majority of which carry a higher average coupon rate than our Senior Notes outstanding prior to the completion of the Merger. Our weighted-average interest rate benefited from the amortization of the premiums on our Civitas Senior Notes, which were recorded based on the fair value of our Civitas Senior Notes on the Closing Date of the Merger. We expect our weighted-average interest rate and weighted-average borrowing rate to increase slightly for the full-year 2026 compared with 2025.

Our weighted-average interest rate and weighted-average borrowing rate are affected by the occurrence and timing of long-term debt issuances and redemptions and the average outstanding balance under our revolving credit facility. Additionally, our weighted-average interest rate is affected by the fees paid on the unused portion of our aggregate revolving lender commitments.
Uses of Cash
We use cash for the development, exploration, and acquisition of oil and gas properties; for the payment of operating and G&A costs, income taxes, debt obligations, including interest and early repayments or redemptions, and dividends; and for repurchases of shares of our outstanding common stock under the Stock Repurchase Program. Expenditures for the development, exploration, and acquisition of oil and gas properties are the primary use of our capital resources. During the six months ended June 30, 2026, we spent $1.3 billion on capital expenditures. This amount differs from the costs incurred amount of $1.5 billion for the six months ended June 30, 2026, largely due to the timing of payments associated with accrued capital activity as costs incurred is an accrual-based amount that also includes asset retirement obligations, acquisitions of proved and unproved oil and gas properties, geological and geophysical expenses, and exploration overhead.
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
We may from time to time repurchase shares of our outstanding common stock, or repurchase or redeem all or portions of our outstanding debt securities, for cash, through exchanges for other securities, or a combination of both. Such repurchases or redemptions may be made in open market transactions (including pursuant to Rule 10b5-1 trading plans), privately negotiated transactions, tender offers, pursuant to contractual provisions, or otherwise. Any such repurchases or redemptions will depend on our business strategy, prevailing market conditions, our liquidity requirements, contractual restrictions or covenants, compliance with securities laws, and other factors. The amounts involved in any such transaction may be material.
Under our stockholder return framework announced in February 2026, we currently target approximately 20 percent of free cash flow, calculated on a quarterly basis and after dividend payments, for share repurchases, with the potential to repurchase in excess of this level as we execute on our scaled portfolio and benefit from a higher commodity price environment.
On May 11, 2026, we used cash proceeds from the South Texas Divestiture to redeem all $400 million aggregate principal amount outstanding of our 2026 Civitas Senior Notes, at par, and on June 1, 2026, we used the remaining proceeds to redeem all $419 million aggregate principal amount outstanding of our 2026 Senior Notes, at par. Following these redemptions, we have no remaining Senior Notes maturities in 2026. Please refer to Note 6 - Long-Term Debt in Part I, Item 1 of this report for additional discussion.
During the six months ended June 30, 2026, we used cash proceeds from the issuance of our 2034 Senior Notes to fund the repurchase of $894 million in aggregate principal amount of our 2028 Civitas Senior Notes through the Tender Offer. In connection with the Tender Offer, we paid total consideration of $922 million, including net premiums, and paid $16 million of accrued interest. Refer to Note 6 - Long-Term Debt in Part I, Item 1 of this report for additional discussion.
During the six months ended June 30, 2026, we repurchased and subsequently retired 2,643,506 shares of our common stock at a cost of $84 million, excluding excise taxes, commissions, and fees. During the six months ended June 30, 2025, we did not repurchase any shares of our common stock under the Stock Repurchase Program. As of June 30, 2026, $404 million was available under the Stock Repurchase Program for repurchases of our outstanding common stock through December 31, 2027.
During the six months ended June 30, 2026, and 2025, we paid $135 million and $46 million, respectively, in dividends to our stockholders. Beginning in the first quarter of 2026, dividends are declared and paid within the same quarter, rather than being paid in the quarter subsequent to declaration. As a result of this timing change, cash dividend payments during 2026 are expected to include five payments, consisting of the fourth quarter 2025 dividend paid in the first quarter of 2026, plus the four quarterly dividends declared and paid during 2026. In February 2026, our Board of Directors approved a 10 percent increase to our annual base dividend to $0.88 per share, payable quarterly, effective beginning with the March 2026 dividend. We currently intend to continue paying dividends to our stockholders for the foreseeable future, subject to our future earnings, our financial condition, covenants under our Credit Agreement and indentures governing each series of our outstanding Senior Notes, and other factors that could arise. The payment and amount of future dividends remain at the discretion of our Board of Directors.
On August 5, 2026, we instructed the trustee under our 2027 Senior Notes to issue a notice of full redemption of the $417 million aggregate principal amount outstanding, plus accrued and unpaid interest, to the holders of such notes. We intend to redeem our 2027 Senior Notes on September 4, 2026, using cash on hand. Following the redemption, we will have no remaining Senior Notes maturities in 2027.

Analysis of Cash Flow Changes Between the Six Months Ended June 30, 2026, and 2025
The following tables present changes in cash flows between the six months ended June 30, 2026, and 2025, for our operating, investing, and financing activities. The analysis following each table should be read in conjunction with our accompanying statements of cash flows in Part I, Item 1 of this report.
Operating activities

	For the Six Months Ended June 30,		Amount Change Between Periods
	2026	2025

	(in millions)
Net cash provided by operating activities	$1,743	$1,054	$689
Net cash provided by operating activities increased for the six months ended June 30, 2026, compared with the same period in 2025, primarily as a result of an increase of $1.5 billion in cash received from oil, gas, and NGL production revenue net of transportation costs and production taxes, partially offset by a $290 million increase in cash paid for LOE and ad valorem taxes, a $219 million decrease in cash received on settled derivative trades, an increase of $139 million in cash paid for certain G&A expenses, and a $100 million increase in cash paid for interest. These changes are largely a result of the Merger. Net cash provided by operating activities is also affected by working capital changes and the timing of cash receipts and disbursements.
Investing activities

	For the Six Months Ended June 30,		Amount Change Between Periods
	2026	2025

	(in millions)
Net cash used in investing activities	$(485)	$(839)	$354
Net cash used in investing activities decreased for the six months ended June 30, 2026, compared with the same period in 2025, primarily as a result of net cash proceeds of $896 million from the South Texas Divestiture, partially offset by a $485 million increase in capital expenditures and $49 million of cash paid in connection with the Merger, net of cash acquired.
Financing activities

	For the Six Months Ended June 30,		Amount Change Between Periods
	2026	2025

	(in millions)
Net cash used in financing activities	$(1,006)	$(113)	$(893)
Net cash used in financing activities of $1.0 billion for the six months ended June 30, 2026, primarily reflects $922 million, including repurchase premium, used to repurchase a portion of our 2028 Civitas Senior Notes through the Tender Offer, $819 million used to redeem our 2026 Civitas Senior Notes and the 2026 Senior Notes, and $135 million of dividends paid to our stockholders, partially offset by net proceeds of $984 million from the issuance of our 2034 Senior Notes.
Net cash used in financing activities for the six months ended June 30, 2025, primarily related to net repayments of $69 million under our revolving credit facility and $46 million of dividends paid to our stockholders.
Interest Rate Risk
We are exposed to market and credit risk due to the floating interest rate associated with any outstanding balance under our revolving credit facility. Our Credit Agreement allows us to fix the interest rate for all or a portion of the principal balance of our revolving credit facility for a period of up to six months. To the extent that the interest rate is fixed, interest rate changes will affect the revolving credit facility’s fair value but will not affect results of operations or cash flows. Conversely, for the portion of the revolving credit facility that has a floating interest rate, interest rate changes will not affect the fair value, but will affect future results of operations and cash flows. Changes in interest rates do not affect the amount of interest we pay on our fixed-rate Senior Notes, but can affect their fair values. As of June 30, 2026, our outstanding principal amount of fixed-rate debt totaled $6.9 billion, and we had no floating-rate debt outstanding. As of June 30, 2025, our outstanding principal amount of fixed-rate debt totaled $2.7 billion and we had no floating-rate debt outstanding. Refer to Note 9 - Fair Value Measurements in Part I, Item 1 of this report for additional discussion on the fair values of our Senior Notes.

Commodity Price Risk
The prices we receive for our oil, gas, and NGL production directly affect our revenue, profitability, access to capital, ability to return capital to our stockholders, and future rate of growth. Oil, gas, and NGL prices are subject to unpredictable fluctuations resulting from a variety of factors that are typically beyond our control, including changes in supply and demand associated with the broader macroeconomic environment, War and Geopolitical Instability, constraints on gathering systems, processing facilities, pipelines, rail systems and other transportation systems, and weather-related events. The markets for oil, gas, and NGLs have been volatile, especially over the last decade, and remain subject to high levels of uncertainty and volatility. The realized prices we receive at local sales points for our production have been and may continue to be affected by infrastructure capacity or outages in the areas of our operations and beyond, and also depend on numerous factors that are typically beyond our control. Based on our production for the six months ended June 30, 2026, a 10 percent decrease in our average realized oil, gas, and NGL prices would have reduced our oil, gas, and NGL production revenue by approximately $329 million, $14 million, and $21 million, respectively. If commodity prices had been 10 percent lower, our net derivative settlements for the six months ended June 30, 2026, would have offset the declines in oil, gas, and NGL production revenue by approximately $169 million.
We enter into commodity derivative contracts in order to reduce the risk of fluctuations in commodity prices. The fair value of our commodity derivative contracts is largely determined by estimates of the forward curves of the relevant price indices. As of June 30, 2026, a 10 percent increase or decrease in the forward curves associated with our oil, gas, and NGL commodity derivative instruments would have changed our net derivative positions for these products by approximately $275 million, $121 million, and less than $1 million, respectively.
Off-Balance Sheet Arrangements
We have not participated in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPE”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
We evaluate our transactions to determine if any variable interest entities exist. If we determine that we are the primary beneficiary of a variable interest entity, that entity is consolidated into our consolidated financial statements. We have not been involved in any unconsolidated SPE transactions during the six months ended June 30, 2026, or through the filing of this report.
Critical Accounting Estimates
Refer to the corresponding section in Part II, Item 7 and to Note 1 - Summary of Significant Accounting Policies included in Part II, Item 8 of our 2025 Form 10-K for discussion of our accounting estimates. Additionally, the estimate discussed below was identified as critical to the understanding of our business and results of operations and required the application of significant management judgment during the year-to-date period covered by this report.
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
Non-GAAP Financial Measures
Adjusted EBITDAX represents net income (loss) before interest expense, interest income, income taxes, depletion, depreciation, and amortization expense, exploration expense, property abandonment and impairment expense, non-cash stock-based compensation expense, derivative gains and losses net of settlements, gains and losses on divestitures, gains and losses on extinguishment of debt, non-recurring or one-time costs including transaction and integration costs associated with the Merger, and certain other items. Adjusted EBITDAX excludes certain items that we believe affect the comparability of operating results and can exclude items that are generally non-recurring in nature or whose timing and/or amount cannot be reasonably estimated. Adjusted EBITDAX is a non-GAAP measure that we believe provides useful additional information to investors and analysts, as a performance measure, for analysis of our ability to internally generate funds for exploration, development, acquisitions, and to service debt. We are also subject to financial covenants under our Credit Agreement based on adjusted EBITDAX ratios as further described in Note 5 - Long-Term Debt in the 2025 Form 10-K. In addition, adjusted EBITDAX is widely used by professional research analysts and others in the valuation, comparison, and investment recommendations of companies in the oil and gas exploration and production industry, and many investors use the published research of industry research analysts in making investment decisions. Adjusted EBITDAX should not be considered in isolation or as a substitute for net income (loss), income (loss) from operations, net cash provided by operating activities, or other profitability or liquidity measures prepared under GAAP. Because adjusted EBITDAX excludes some, but not all items that affect net income (loss) and may vary among companies, the adjusted EBITDAX amounts presented may not be comparable to similar metrics of other companies. Our revolving credit facility provides a material source of liquidity for us. Under the terms of our Credit Agreement, if we failed to comply with the covenants that establish a maximum permitted ratio of total funded debt, as defined in the Credit Agreement, to adjusted EBITDAX, we would be in default, an event that would prevent us from borrowing under our revolving credit facility and would therefore materially limit a significant source of our liquidity. In addition, if we are in default under our revolving credit facility and are unable to obtain a waiver of that default from our lenders, lenders under that facility and under the indentures governing each series of our outstanding Senior Notes would be entitled to exercise all of their remedies for default.
The following table provides reconciliations of our net income (GAAP) and net cash provided by operating activities (GAAP) to adjusted EBITDAX (non-GAAP) for the periods presented:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

	(in millions)
Net income (GAAP)	$1,071	$202	$736	$384
Interest expense	111	43	224	87
Income tax expense	318	51	243	101
Depletion, depreciation, and amortization	592	293	1,024	563
Exploration (1)	18	14	42	24
Stock-based compensation expense (2)	7	6	17	13
Net derivative (gain) loss	(272)	(78)	425	(61)
Net derivative settlement gain (loss)	(220)	40	(250)	47
Gain on divestiture activity	(262)	—	(262)	—
Transaction and integration costs (3)	37	—	172	—
Other, net	6	—	5	1
Adjusted EBITDAX (non-GAAP)	1,406	570	2,376	1,158
Interest expense	(111)	(43)	(224)	(87)
Income tax expense	(318)	(51)	(243)	(101)
Exploration (1)	(18)	(14)	(42)	(24)
Amortization of deferred financing costs and debt premiums, net	(5)	3	(10)	5
Transaction and integration costs (3)	(32)	—	(152)	—
Deferred income tax expense	316	43	231	69
Other, net	(17)	(6)	(44)	(5)
Net change in working capital	(118)	69	(149)	38
Net cash provided by operating activities (GAAP)	$1,103	$571	$1,743	$1,054
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
(2)    For the six months ended June 30, 2026, the stock-based compensation expense line item in the reconciliation above differs from the amount shown in the accompanying statements of cash flows because it excludes stock-based compensation expense included within the transaction and integration costs line item above.
(3)    Transaction and integration costs include expenses associated with the Merger and post-Merger integration activities. For the three and six months ended June 30, 2026, these costs consisted of $37 million and $155 million, respectively, of one-time integration costs (including $5 million and $20 million, respectively, of stock-based compensation), which were included in G&A expense in the accompanying statements of operations, and less than $1 million and $17 million, respectively, of one-time transaction costs included in other operating expense in the accompanying statements of operations.

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
An evaluation of the effectiveness of the design and operation of our Disclosure Controls was performed as of the end of the period covered by this report. This evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our Disclosure Controls are effective at a reasonable assurance level as of June 30, 2026.
Changes in Internal Control Over Financial Reporting
In connection with the Merger, we are evaluating and integrating the acquired operations into our internal control over financial reporting. This evaluation and integration includes the alignment of accounting processes, systems, and the implementation of additional controls where necessary.
There have been no other changes during the second quarter of 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about purchases made by us and any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the three months ended June 30, 2026, of shares of our common stock, which is the sole class of equity securities registered by us pursuant to Section 12 of the Exchange Act:

PURCHASES OF EQUITY SECURITIES BY ISSUER AND AFFILIATED PURCHASERS
Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions, as of the period end date) (1)
04/01/2026 - 04/30/2026	—	$—	—	$488
05/01/2026 - 05/31/2026	1,188,606	$32.23	1,188,606	$450
06/01/2026 - 06/30/2026	1,454,900	$31.31	1,454,900	$404
Total:	2,643,506	$31.73	2,643,506
___________________________________
(1)    Our Stock Repurchase Program, which authorizes us to repurchase up to $500 million in aggregate value of our outstanding common stock through December 31, 2027, permits us to repurchase our shares from time to time in open market transactions (including pursuant to Rule 10b5-1 trading plans), through privately negotiated transactions or by other means, in accordance with federal securities laws and subject to certain provisions of our Credit Agreement and the indentures governing our Senior Notes.
Under our stockholder return framework announced in February 2026, we currently target approximately 20 percent of free cash flow, calculated on a quarterly basis and after dividend payments, for share repurchases, with the potential to repurchase in excess of this level as we execute on our scaled portfolio and benefit from a higher commodity price environment. During the three and six months ended June 30, 2026, we repurchased 2,643,506 shares of common stock at a weighted-average share price of $31.73, for a total cost of $84 million, excluding excise taxes, commissions, and fees. Since announcing the framework, our outstanding principal amount of debt has decreased, and we continue to evaluate our share repurchase allocation in the context of our leverage trajectory and the broader operating environment. Refer to Overview of Liquidity and Capital Resources in Part I, Item 2 of this report for further discussion.
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
Our payment of cash dividends to our stockholders and repurchases of our outstanding common stock are each subject to certain covenants under the terms of our Credit Agreement and Senior Notes. Based on our current performance, we do not anticipate that any of these covenants will limit our potential repurchases of our outstanding common stock or our payment of dividends at our current rate for the foreseeable future if any dividends are declared by our Board of Directors.

ITEM 4. MINE SAFETY DISCLOSURES
The required disclosure under Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this report.
ITEM 5. OTHER INFORMATION
During the three months ended June 30, 2026, none of our directors or Section 16 officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS
The following exhibits are filed or furnished with, or incorporated by reference into this report:

Exhibit Number	Description
3.1
Restated Certificate of Incorporation of SM Energy Company, as amended through June 1, 2010 (filed as Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, and incorporated herein by reference)

3.2
Certificate of Amendment of Restated Certificate of Incorporation of SM Energy Company, as amended through June 1, 2010, dated May 25, 2023 (filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on May 30, 2023, and incorporated herein by reference)

3.3
Certificate of Amendment to the Restated Certificate of Incorporation of SM Energy Company, dated January 30, 2026 (filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed January 30, 2026, and incorporated herein by reference)

3.4
Amended and Restated By-Laws of SM Energy Company, effective as of February 21, 2017 (filed as Exhibit 3.2 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2016, and incorporated herein by reference)

4.1
Indenture, dated as of March 9, 2026, by and among SM Energy Company, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on March 9, 2026, and incorporated herein by reference)

10.1
Fourth Amendment to Seventh Amended and Restated Credit Agreement, dated as of January 30, 2026, by and among SM Energy Company, a Delaware corporation, each of the Lenders that is a party thereto, and Wells Fargo Bank, National Association, as administrative agent for the Lenders, the Issuing Banks and the Swingline Lender (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on January 30, 2026, and incorporated herein by reference)

10.2
Purchase and Sale Agreement, dated as of February 17, 2026, by and between SM Energy Company, a Delaware corporation, as Seller, and (i) Caturus Energy, LLC, a Delaware limited liability company, as Purchaser, and (ii) solely for purposes of Section 7.8 thereof, Caturus Holdco, LLC, a Delaware limited liability company (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on February 18, 2026, and incorporated herein by reference)

10.3†
Amended and Restated Change of Control Executive Severance Agreement by and between SM Energy Company and Elizabeth A. McDonald, dated as of May 21, 2026 (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on May 22, 2026, and incorporated herein by reference)

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

SM ENERGY COMPANY

August 6, 2026	By:	/s/ ELIZABETH A. MCDONALD
Elizabeth A. McDonald
President and Chief Executive Officer
(Principal Executive Officer)

August 6, 2026	By:	/s/ A. WADE PURSELL
A. Wade Pursell
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

August 6, 2026	By:	/s/ ALAN D. BENNETT
Alan D. Bennett
Vice President - Controller
(Principal Accounting Officer)